Form 10QSB
period 1995-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1995-05-15
CIK 315849

                          SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C.  20549

                                     FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                        For the quarterly period ended March 31, 1995

[   ]     Transition report under Section 13 or 15(d) of the
          Exchange Act.
                  For the transition period from             to            .

                                Commission file number     0-20099

                       SOUTHWEST GEORGIA FINANCIAL CORPORATION
        (Exact Name Of Small Business Issuer as specified in its Charter)


          Georgia                                 58-1392259
(State Or Other Jurisdiction Of              (I.R.S. Employer
Incorporation Or Organization)               Identification No.)

                   201 FIRST STREET, S.E., MOULTRIE, GEORGIA  31768
                        Address Of Principal Executive Offices

                                     (912) 985-1120
                    Issuer's Telephone Number, Including Area Code

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) (has been subject to such filing requirements for the past 90 days.)

   YES       X                          NO

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date of the period covered by this report.


          Class                                  Outstanding At April 30, 1995
Common Stock, $1 Par Value                       1,500,000

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

     a.   Consolidated balance sheets - March 31, 1995 and December 31,
          1994.

     b. Consolidated statements of income - for the three months ended March 31, 1995 and 1994.

     c. Consolidated statements of cash flows - for the three months ended March 31, 1995 and 1994.


                       SOUTHWEST GEORGIA FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                         MARCH 31, 1995 AND DECEMBER 31, 1994
                                      __________
                                          March 31,     December 31,
                                             1995           1994
      ASSETS
Cash and due from banks                 $   7,738,156  $   8,683,397
Interest-bearing deposits with banks        6,022,648      3,193,994
Investment securities held to maturity:
  Taxable (market value $67,039,655
    and $61,031,811)                       67,743,129     63,092,559
  Tax exempt (market value $526,538
    and $520,594)                             500,000        500,000

       Total investment securities         68,243,129     63,592,559
Other short-term investments                1,490,000      2,695,000

Loans                                     116,025,145    118,531,691
Less: Unearned income                    (    229,253)  (    236,236)
      Allowance for loan losses          (  2,032,881)  (  2,028,323)
       Loans, net                         113,763,011    116,267,132

Premise and equipment                       2,638,125      2,566,559
Other assets                                7,248,937      5,447,992

       Total assets                     $ 207,144,006  $ 202,446,633

  LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                  $  18,902,689  $  21,188,512
  Interest bearing                        156,054,716    149,026,919

       Total deposits                     174,957,405    170,215,431
  Short-term borrowings                     3,803,000      4,738,000
  Long-term borrowings                      8,000,000      8,000,000
  Accounts payable and accrued liabilities  1,802,688      1,786,178

       Total liabilities                  188,563,093    184,739,609

Stockholders' equity:Common stock -
    par value $1 authorized
    5,000,000 shares; issued 1,500,000
    shares                                  1,500,000      1,500,000
  Surplus                                   1,913,217      1,913,216
  Retained earnings                        17,707,288     16,833,400
       Total                               21,120,505     20,246,616

  Treasury stock - 230,872 shares for
    1995 and 1994 at cost                (  2,539,592)  (  2,539,592)
       Total stockholders' equity          18,580,913     17,707,024

       Total liabilities and
         stockholders' equity           $ 207,144,006  $ 202,446,633

                                          2

<PAGE

                       SOUTHWEST GEORGIA FINANCIAL CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME
                                      __________
                                                         For The Three Months
                                                             Ended March 31,
                                                            1995        1994
     Interest income:Interest and fees on loans         $ 2,993,504 $ 2,578,316
       Interest and dividends on
         investment securities:
         Taxable                                          1,052,947     920,473
         Tax exempt                                           9,375       9,375
       Interest on other
         short-term investments                             113,244      79,564

            Total interest income                         4,169,070   3,587,728
     Interest expense:
       Deposits                                           1,524,478   1,245,711
       Other borrowings                                     166,620     190,770

            Total interest expense                        1,691,098   1,436,481

            Net interest income                           2,477,972   2,151,247

     Provision for loan losses                               30,000      30,000
            Net interest income after provision
              for possible loan losses                    2,447,972   2,121,247

     Other income:
       Service charges on deposit accounts                  203,942     186,813
       Other                                                185,223     232,671

            Total other income                              389,165     419,484

     Other expense:Salary and employee benefits             826,035     732,639
       Net occupancy and equipment expense                  149,262     149,900
       Computer expense                                      71,479      71,165
       Other operating expenses                             477,571     407,039

            Total other expenses                          1,524,347   1,360,743

     Income before income tax expense                     1,312,790   1,179,988
     Income tax expense                                     438,900     442,800
            Net income                                  $   873,890 $   737,188

     Income per share based on weighted
       average outstanding shares:
     Weighted average outstanding shares                  1,269,128   1,264,768

     Net income                                         $       .69 $       .58


                       SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      __________
                                                          For The Three Months Ended
                                                                     March 31,
                                                   1995           1994
  Operating activities:
       Net income                              $   873,890    $   737,188
       Adjustments to reconcile net income to
         net cash provided by operatingactivities:
         Provision for loan losses                  30,000         30,000
         Depreciation                               73,302         78,099
         Net loss on disposal of assets              5,000            -
         Amortization                               20,364        135,555
         Changes in:
           Other assets                         (1,861,388)       182,992
           Other liabilities                        16,510     (  477,596)

            Net cash provided (required) by
              operating activities              (  842,322)       686,238

     Investing activities:
       Proceeds from maturing investment
         securities                              3,250,000      3,000,000
       Purchase of investment securities        (7,920,934)    (6,077,969)
       Decrease (increase) in short-term
         investments                            (1,623,654)     3,055,000
       Net decrease (increase) in loans          2,499,563     (1,799,602)
       Purchase of premise and equipment        (  114,868)    (   45,723)
            Net cash used for
              investing activities              (3,909,893)    (1,868,294)

     Financing activities:
       Net increase (decrease) in
         demand deposits                        (2,285,823)    (  916,137)
       Net increase (decrease) in
         interest bearing deposits               7,027,797        536,799
       Net increase (decrease) in
         short-term borrowings                  (  935,000)       912,355

            Net cash provided by financing
              activities                         3,806,974        533,017

     Net decrease in cash and
       due from banks                           (  945,241)    (  649,039)

     Cash and due from banks - beginning
       of period                                 8,683,397      8,407,861
     Cash and due from banks - end of period   $ 7,738,156    $ 7,758,822




                       SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      _________


     Basis of Presentation


     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles.

     The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS
          The Corporation's net income before taxes for the three month period of 1995 was $1.3 million compared to $1.2 million for the same period in 1994. This $133 thousand or 11.3 percent increase in earnings before taxes is primarily attributable to increases in net interest income partially offset by increases in non-interest expenses. The Company has acquired a branch office in Newton, Georgia during December 1994 which have attributed to most of the increases in 1995 compared to 1994.

          Total interest income increased $581 thousand comparing the first three months in 1995 to the same period in 1994. The majority of the increase in interest income occurred in interest on commercial and agricultural loans. The $374 thousand increase in interest income on commercial and agricultural loans primarily relates to a $3.2 million growth in the average volume of commercial and agricultural loans. The total yield on the loan portfolio increased 98 basis points for the first three months of 1995 compared to the same period in 1994. This increase is attributable to the rise in the rates on the Company's variable and adjustable rate loans which are tied to an index rate. The prime rate has increased three percent from a year ago.
          The total interest expense increased $255 thousand or 17.7 percent in the first three months of 1995 compared to the same period in 1994. Interest on deposits increased $279 thousand or 22.4 percent for the first three months in 1995 compared to the same three months in 1994. This increase in total interest expense is primarily related to a growth of of $9 million in average volume of interest-bearing liabilities in 1995 compared to 1994. The rate on interest-bearing liabilities increased 43 basis points comparing the first quarter of 1995 to the same period in 1994.
          Interest expense on other borrowings decreased $24 thousand for the first three months of 1995 compared to the same period in 1994. This decrease in interest expense on other borrowings is the result of lower average volumes of Federal funds purchased and securities sold under repurchase agreements.

          Other income decreased $30 thousand or 7.2 percent for the first three months of 1995 compared to the same period of a year ago. This decrease in other non-interest income primarily relates to the discount accretion on purchased loans.

          Total other expenses increased $163 thousand or 12 percent for the first three months of 1995 compared to the same period in 1994. This increase in other non-interest expenses primarily resulted from increases in salary and employee benefits, FDIC assessment, legal fees, supplies, postage and telephone expenses. All these increases were primarily due to the operations of the Baker County branch acquired in December 1994. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.

                             PART II - OTHER INFORMATION
     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a.   Exhibits - Exhibit 27

          b. There have been no reports filed on Form 8-K for the quarter ended March 31, 1995.

                                      SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           SOUTHWEST GEORGIA FINANCIAL CORPORATION

     Date: May 8, 1995     BY:     s/George R. Kirkland
                           GEORGE R. KIRKLAND
                           SENIOR VICE-PRESIDENT
                           FINANCIAL AND ACCOUNTING OFFICER