Form 10QSB
period 1995-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1995-08-10
CIK 315849

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C.  20549

                                    FORM 10-QSB

(Mark One)
[ X ]       Quarterly report under Section 13 or 15(d) of the
            Securities Exchange Act of 1934
                   For the quarterly period ended June 30, 1995

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


            Class                                  Outstanding At July 31, 1995
  Common Stock, $1 Par Value                                 1,500,000

                          PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

      a.    Consolidated balance sheets - June 30, 1995 and
            December 31, 1994.

      b. Consolidated statements of income - for the six months and the three months ended June 30, 1995 and 1994.

      c. Consolidated statements of cash flows - for the six months ended June 30, 1995 and 1994.

                      SOUTHWEST GEORGIA FINANCIAL CORPORATION

                            CONSOLIDATED BALANCE SHEETS

                        JUNE 30, 1995 AND DECEMBER 31, 1994
                                    __________
                                                    June 30,        December 31,
                                                      1995              1994
         ASSETS
Cash and due from banks                         $   6,841,222     $   8,683,397
Interest-bearing deposits with banks                3,794,835         3,193,994
Investment securities held to maturity:
  Taxable (market value $66,669,999
     and $61,031,811)                              65,698,942        63,092,559
  Tax exempt (market value $528,968
     and $520,594)                                    500,000           500,000

        Total investment securities                66,198,942        63,592,559

Other short-term investments                        1,125,000         2,695,000

Loans                                             117,926,134       118,531,691
Less:  Unearned income                           (    216,527)     (    236,236)
       Allowance for loan losses                 (  1,995,421)     (  2,028,323)

        Loans, net                                115,714,186       116,267,132

Premise and equipment                               3,209,608         2,566,559
Other assets                                        7,118,617         5,447,992

        Total assets                            $ 204,002,410     $ 202,446,633


   LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                          $  19,925,506     $  21,188,512
  Interest bearing                                151,446,393       149,026,919

        Total deposits                            171,371,899       170,215,431
  Short-term borrowings                             3,610,000         4,738,000
  Long-term borrowings                              8,000,000         8,000,000
  Accounts payable and accrued
     liabilities                                    1,964,831         1,786,178

        Total liabilities                         184,946,730       184,739,609

Stockholders' equity:
  Common stock - par value $1 authorized
     5,000,000 shares; issued 1,500,000
     shares                                         1,500,000         1,500,000
  Surplus                                           1,924,081         1,913,216
  Retained earnings                                18,150,478        16,833,400

        Total                                      21,574,559        20,246,616

  Treasury stock - (228,989 in 1995
     and 230,872 in 1994) shares at cost         (  2,518,879)     (  2,539,592)

        Total stockholders' equity                 19,055,680        17,707,024

        Total liabilities and
         stockholders' equity                   $ 204,002,410     $ 202,446,633

                          SOUTHWEST GEORGIA FINANCIAL CORPORATION

                             CONSOLIDATED STATEMENTS OF INCOME
                                        __________
                                    For The Six Months         For The Three Months
                                       Ended June 30,              Ended June 30,
                                     1995          1994          1995           1994
Interest income:
  Interest and fees
     on loans              $ 6,019,969   $ 5,312,136   $ 3,026,465   $ 2,733,820
  Interest and dividends on
     investment securities:
     Taxable                 2,138,009     1,878,948     1,085,062       958,475
     Tax exempt                 18,750        18,750         9,375         9,375
  Interest on other
     short-term investments    201,830       104,772        88,586        25,208

      Total interest income  8,378,558     7,314,606     4,209,488     3,726,878

Interest expense:
   Deposits                  3,154,727     2,473,920     1,630,249     1,228,209
   Other borrowings            337,467       376,051       170,847       185,281

         Total interest
           expense           3,492,194     2,849,971     1,801,096     1,413,490

         Net interest income 4,886,364     4,464,635     2,408,392     2,313,388

Provision for loan losses       60,000        60,000        30,000        30,000

         Net interest income
           after provision
           for possible
           loan losses       4,826,364     4,404,635     2,378,392     2,283,388

Other income:
   Service charges on
     deposit accounts          414,060       379,472       210,118       192,659
   Other                       385,854       390,106       200,631       157,435

         Total other income    799,914       769,578       410,749       350,094

Other expense:
   Salary and employee
     benefits                1,658,305     1,490,684       832,270       758,045
   Net occupancy and
     equipment expense         301,964       303,969       152,702       154,069
   Computer expense            143,686       138,400        72,207        67,235
   Other operating expense     967,541       847,396       489,970       440,357

       Total other expense   3,071,496     2,780,449     1,547,149     1,419,706

Income before income tax
   expense                   2,554,782     2,393,764     1,241,992     1,213,776
Provision for income taxes     856,400       884,100       417,500       441,300

         Net income        $ 1,698,382   $ 1,509,664   $   824,492     $ 772,476

Income per share based on
   weighted average
   outstanding shares:
Weighted average outstanding
   shares                    1,269,763     1,265,139     1,270,390     1,265,505
Net income                 $      1.34   $      1.19   $       .65     $     .61
Dividends per share                .30           .26           .30           .26

                          SOUTHWEST GEORGIA FINANCIAL CORPORATION

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        __________
                                                         Six Months Ended
                                                              June 30,
                                                        1995             1994
Operating activities:
   Net income                                     $  1,698,382     $  1,509,664
   Adjustments to reconcile net income to
     net cash provided by operating
     activities:
     Provision for loan losses                          60,000           60,000
     Depreciation                                      146,704          156,198
     Net loss on disposal of assets                     17,410              -
     Amortization                                       51,425          261,588
     Changes in:
       Other assets                                 (1,780,937)         113,070
       Other liabilities                               178,654       (  716,968)

         Net cash provided (required) by
           operating activities                        371,638        1,383,552
         Investing activities:
   Proceeds from maturing investment
     securities                                      7,250,000        6,000,000
   Purchase of investment securities                (9,907,809)      (8,079,625)
   Decrease on short-term investments                  969,159        8,165,000
   Net decrease (increase) in loans                    585,847       (5,623,204)
   Purchase of premise and equipment                (  789,753)      (   87,793)

         Net cash used for
           investing activities                     (1,892,556)         374,378

Financing activities:
   Net increase (decrease) in demand
     deposits                                       (1,263,006)      (1,128,893)
   Net increase (decrease) in interest
     bearing deposits                                2,419,474       (2,649,309)
   Net increase (decrease) in short-term
     borrowings                                     (1,128,000)       1,197,355
   Dividends                                        (  381,303)      (  329,421)
   Proceeds from sale of treasury stock                 31,578           33,674

         Net cash provided by
           financing activities                     (  321,257)      (2,876,594)

Increase in cash and due from banks                 (1,842,175)      (1,118,664)

Cash and due from banks - beginning
   of period                                         8,683,397        8,407,861

Cash and due from banks - end of period            $ 6,841,222      $ 7,289,197

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS - JUNE 30, 1995

      The Corporation's net income before taxes for the six month period of 1995 is $2.6 million compared to $2.4 million for the same period in 1994. This $161 thousand or 7 percent increase in net earnings is attributable to an increase in net interest income partially offset by an increase in non-interest expenses. The Company has acquired a branch office in Newton, Georgia during December, 1994 which has attributed to most of the increases in 1995 compared to 1994.

      Total interest income increased $1.1 million comparing the first six months in 1995 to the same period in 1994. The majority of the increase in interest income occurred primarily in interest and fees on commercial real estate and agricultural loans. The $613 thousand increase in income on commercial real estate and agricultural loans primarily relates to higher rates on the Company's variable and adjustable rate loans which are tied to an index rate. The prime rate has increased three percent from the beginning of 1994 through June, 1995. The average commercial real estate and agricultural loan portfolio yield increased 157 basis points compared to the same period in 1994.

      Interest income on investment securities increased $259 thousand for the first six months of 1995 compared to the same period in 1994. This increase relates to approximately $6.8 million higher average investment securities balances for the comparable six month periods.

      The total interest expense increased $642 thousand or 22.5 percent in the first six months of 1995 compared to the same period in 1994. This increase in interest expense is related to the growth in the average balances on interest-bearing deposits of approximately $14.0 million or 10 percent comparing the six month period of 1995 to 1994. The rate on interest-bearing liabilities increased 57 basis points in 1995 compared to the same six month period in 1994.

      Interest expense on other borrowings decreased $39 thousand for the six months of 1995 compared to the same period in 1994. This decrease in interest on other borrowings is primarily due to $2.2 million decrease in average volume of securities sold under agreement to repurchase.

      Other income increased $30 thousand or 3.9 percent for the first six months of 1995 compared to the same period a year ago. This increase in other non-interest income primarily relates to income received from other real estate owned, and service charges on deposit accounts partially offset by a decrease in discount accretion on purchased loans.

      Total other expenses increased $291 thousand for the first six months of 1995 compared to the same period in 1994. This increase in other non-interest expense primarily occurred in personnel related expenses. Other increases in other operating expenses occurred in FDIC assessment, legal fees, machine maintenance, postage, supplies, telephone, and travel expenses. All of these increases were primarily due to the operations of the Baker County branch acquired in December, 1994. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.

                                PART II - OTHER INFORMATION
                                        __________

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            (a)   Date - April 18, 1995 - annual shareholders' meeting.

            (b)   Elected the following directors:
                        Albert W. Barber             Richard L. Moss
                        Leo T. Barber, Jr.           Lee C. Redding
                        John H. Clark                Roy Reeves
                        Robert M. Duggan             Jack Short
                        E. J. McLean, Jr.            Johnny R. Slocumb
                        Glenn D. Moon

                  Director Emeritus:
                        Mrs. Kenneth V. Cope
                        J. Reeves Haley
                        Sam Sells, Jr.
                        Mrs. Hugh Turner

            (c) There were no other matters voted on at the annual shareholders' meeting.

                        Total votes cast for
                          slate of directors               1,053,476

                        Total votes cast against
                          slate of directors                   1,814

                        Total shares voted                   1,055,290

                        Percent of outstanding
                          stock                                 83.2%



ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits - Exhibit 27

      b. There have been no reports filed on Form 8-K for the quarter ended June 30, 1995.






PAGE

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date: August 2, 1995      BY:      s/George R. Kirkland
                          GEORGE R. KIRKLAND
                          SENIOR VICE-PRESIDENT
                          FINANCIAL AND ACCOUNTING OFFICER