Form 10QSB
period 1995-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1995-11-07
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549

                             FORM 10-QSB

(Mark One)
[ X ]     Quarterly report under Section 13 or 15(d) of the
          Securities Exchange Act of 1934
          For the quarterly period ended September 30, 1995

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


          Class                    Outstanding At September 30, 1995
Common Stock, $1 Par Value                       1,500,000

            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

     a. Consolidated balance sheets - September 30, 1995 and December 31, 1994.

     b. Consolidated statements of income - for the nine months and the three months ended September 30, 1995 and 1994.

     c. Consolidated statements of cash flows - for the nine months ended September 30, 1995 and 1994.

               SOUTHWEST GEORGIA FINANCIAL CORPORATION

                     CONSOLIDATED BALANCE SHEETS

              SEPTEMBER 30, 1995 AND DECEMBER 31, 1994
                             __________
                                        September 30,   December 31,
                                            1995            1994
ASSETS
Cash and due from banks                 $   6,657,455  $   8,683,397
Interest-bearing deposits with banks        1,708,490      3,193,994

Investment securities held to maturity:
  Taxable (market value $65,318,587
    and $61,031,811)                       64,661,563     63,092,559
  Tax exempt (market value $525,204
    and $520,594)                             500,000        500,000

       Total investment securities         65,161,563     63,592,559

Other short-term investments                4,040,000      2,695,000

Loans                                     113,503,276    118,531,691
Less: Unearned income                    (    187,888)  (    236,236)
      Allowance for loan losses          (  2,009,040)  (  2,028,323)

       Loans, net                         111,306,348    116,267,132

Premise and equipment                       3,198,647      2,566,559
Other assets                                7,260,314      5,447,992

       Total assets                     $ 199,332,817  $ 202,446,633

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                  $  17,844,596  $  21,188,512
  Interest bearing                        147,883,474    149,026,919

       Total deposits                     165,728,070    170,215,431
  Short-term borrowings                     3,810,000      4,738,000
  Long-term borrowings                      8,000,000      8,000,000
  Accounts payable and accrued
    liabilities                             1,891,285      1,786,178

       Total liabilities                  179,429,355    184,739,609

Stockholders' equity:
  Common stock - par value $1 authorized
    5,000,000 shares; issued 1,500,000
    shares                                  1,500,000      1,500,000
  Surplus                                   1,947,161      1,913,216
  Retained earnings                        18,931,180     16,833,400

       Total                               22,378,341     20,246,616

  Treasury stock - (224,989 in 1995
    and 230,872 in 1994) shares at cost  (  2,474,879)  (  2,539,592)

       Total stockholders' equity          19,903,462     17,707,024

       Total liabilities and
         stockholders' equity           $ 199,332,817  $ 202,446,633

                  SOUTHWEST GEORGIA FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF INCOME
                                __________
                             For The Nine Months    For The Three Months
                             Ended September 30,     Ended September 30,
                                1995       1994        1995        1994
Interest income:
  Interest and fees on
    loans                $  9,086,190 $  8,036,494 $ 3,066,221 $ 2,724,358
  Interest and dividends
    on investment
    securities:
    Taxable                 3,192,519    2,767,129   1,054,510     888,181
    Tax exempt                 28,125       28,125       9,375       9,375
  Interest on other
    short-term investments    264,277      149,906      62,447      45,134

       Total interest
         income            12,571,111   10,981,654   4,192,553   3,667,048

Interest expense:
  Deposits                  4,844,967    3,726,250   1,690,240   1,252,330
  Other borrowings            514,996      559,476     177,529     183,425

       Total interest
         expense            5,359,963    4,285,726   1,867,769   1,435,755

       Net interest income  7,211,148    6,695,928   2,324,784   2,231,293

Provision for loan losses      90,000       90,000      30,000      30,000

       Net interest income
         after provision
         for possible
         loan losses        7,121,148    6,605,928   2,294,784   2,201,293

Other income:
  Service charges on
    deposit accounts          616,590      574,631     202,530     195,159
  Other                       645,262      529,657     259,408     139,551

       Total other income   1,261,852    1,104,288     461,938     334,710

Other expense:
  Salary and employee
    benefits                2,495,514    2,246,141     837,209     755,457
  Net occupancy and
    equipment expense         481,056      454,036     179,092     150,067
  Computer expense            228,201      209,363      84,515      70,963
  Other operating expense   1,432,646    1,266,646     465,105     419,250

       Total other expense  4,637,417    4,176,186   1,565,921   1,395,737

Income before income tax
  expense                   3,745,583    3,534,030   1,190,801   1,140,266
Provision for income taxes  1,266,500    1,305,700     410,100     421,600

       Net income        $  2,479,083 $  2,228,330 $   780,701 $   718,666

Income per share based on
  weighted average
  outstanding shares:
Weighted average
  outstanding shares        1,271,531    1,265,767   1,273,794   1,267,004
Net income               $       1.95 $       1.76 $       .61 $       .57
Dividends per share               .30          .26         .00         .00

               SOUTHWEST GEORGIA FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF CASH FLOWS
                             __________
                                               Nine Months Ended
                                                  September 30,
                                              1995           1994
Operating activities:
  Net income                             $  2,479,083  $   2,228,330
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Provision for loan losses                  90,000         90,000
    Depreciation                              237,906        234,297
    Net loss on disposal of assets             14,171            -
    Amortization                               79,417        389,804
    Changes in:
      Other assets                        ( 1,935,775)   (   450,392)
      Other liabilities                       105,107    (   483,827)

       Net cash provided by operating
         activities                         1,069,909      2,008,212

Investing activities:
  Proceeds from maturing investment
    securities                             10,250,000      9,000,000
  Purchase of investment securities       (11,898,422)   (10,076,500)
  Decrease in short-term investments          140,504      4,145,000
  Net decrease (increase) in loans          4,980,067    (   397,087)
  Purchase of premise and equipment       (   869,994)   (   122,874)

       Net cash provided by investing
         activities                         2,602,155      2,548,539

Financing activities:
  Net decrease in demand deposits         ( 3,343,916)   (   502,701)
  Net increase (decrease) in interest
    bearing deposits                      ( 1,143,445)       476,319
  Net decrease in short-term borrowings   (   928,000)   ( 1,530,645)
  Dividends                               (   381,303)   (   329,421)
  Proceeds from sale of Treasury stock         98,658         33,674

       Net cash provided by financing
         activities                       ( 5,698,006)   ( 1,852,774)

Increase (decrease) in cash and due
  from banks                              ( 2,025,942)     2,703,977

Cash and due from banks - beginning
  of period                                 8,683,397      8,407,861

Cash and due from banks - end of period  $  6,657,455   $ 11,111,838

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

 ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SEPTEMBER 30, 1995

          The Corporation's net income before taxes for the nine-month period of 1995 is $3.7 million compared to $3.5 million for the same period in 1994. This $212 thousand or
          6.0 percent increase in earnings is primarily attributable to an increase in net interest income partially offset by an increase in non-interest expenses. These year-to-year increases occurred primarily from the operations of an acquired branch in Newton, Georgia since December, 1994.

          Total interest income increased $1.6 million comparing the first nine months in 1995 to the same period in 1994. Over half of this increase occurred in interest and fees on commercial real estate and agricultural loans. The $888 thousand increase in income on commercial real estate and agricultural loans primarily relates to higher rates on the variable and adjustable rate loans which are tied to an index rate. The prime rate has increased 2.75 percent from the beginning of 1994 through September 1995. The average commercial real estate and agricultural loan portfolio yield increased 157 basis points compared to the same period in 1994.

          Interest income on investment securities increased $425 thousand for the first nine months of 1995 compared to the same period in 1994. This increase is primarily related to volume increases. The average investment securities balances are approximately $7.2 million higher in 1995 compared to the same period in 1994.

          The total interest expense increased $1.1 million or 25 percent in the first nine months of 1995 compared to the same period in 1994. Over this period, the average balances on interest-bearing deposits grew $13.4 million or
          8.8 percent. This increase in interest expense is related to the growth in the average balances on interest-bearing deposits and to rising rates. The rate of interest-bearing deposits increased 65 basis points in 1995 compared to the same period in 1994.

          Interest expense on other borrowing decreased $44 thousand for the nine months of 1995 compared to the same period in 1994. This decrease in interest on other borrowing is primarily due to $1.9 million decrease in average volume of securities sold under agreement to repurchase.

          Other income increased $158 thousand or 14.3 percent for the first nine months of 1995 compared to the same period a year ago. This increase in other non-interest income primarily relates to income received from other real estate owned properties, service charges on deposit accounts, and insurance commissions partially offset by a decrease in discount accretion on purchased loans.

          Total other expenses increased $461 thousand for the first nine months of 1995 compared to the same period in 1994. This increase in other non-interest expenses occurred primarily in personnel expenses. Other increases in other operating expenses occurred in charitable contributions, legal fees, and various other expenses relating to the operations of the Baker County Branch acquired in December 1994. These increases were partially offset by decreases in FDIC assessment and bank examination fees. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date: November 1, 1995     BY:     s/George R. Kirkland
                           GEORGE R. KIRKLAND
                           SENIOR VICE-PRESIDENT
                           FINANCIAL AND ACCOUNTING OFFICER