Form 10KSB
period 1995-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1996-03-29
CIK 315849

             SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     201 FIRST STREET, S. E.
                     MOULTRIE, GEORGIA  31768



                          March 22, 1996



Securities and Exchange Commission
Division of Corporation Finance
600 North Capital Street, N. W.
Washington, D. C.  20549

RE:  Southwest Georgia Financial
     Corporation
     Form 10-KSB
     (File No. 0-20099)

Gentlemen:

Enclosed is our annual Form 10-KSB for the year ended December
31, 1995. Also enclosed is a check for $250.00 for the annual filing fee. You will find three copies with all information including exhibits and five copies without exhibits.

                         Very truly yours,




                         GEORGE R. KIRKLAND
                         SENIOR VICE-PRESIDENT AND TREASURER

                SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                           FORM 10-KSB
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] for the fiscal year ended December 31, 1995 or,
[   ]     Transition report pursuant to section 13 or 15(d) of
          the Securities Exchange Act of 1934 [No Fee Required] for the transition period from
          to                              .

                  Commission file number     0-20099

             SOUTHWEST GEORGIA FINANCIAL CORPORATION
      (Exact Name of Registrant as specified in its charter)
          Georgia                                           58-1392259
(State or other jurisdiction of
 incorporation or organization)             (I.R.S. Employer Identification No.)
201 First Street, S. E.
Moultrie, Georgia                                          31768
(Address of principal executive offices)                (Zip Code)
(Registrant's telephone number, including area code)
(912) 985-1120

   Securities registered pursuant to Section 12(b) of this Act:
     Title of each class               Name of each exchange on which registered
            None                                         None

   Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock
                         $1.00 Par Value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

               YES       X                        NO


     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

      State issuer's revenues for its most recent fiscal year.  $ 18,339,282

      Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1996: $16,051,406
based on 755,005 shares at the price of $21.26 per share.

      As of March 20, 1996, 1,500,000 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE


Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995, to be furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the 1996 annual meeting of shareholders, to be filed with the Commission, and Annual Report to Shareholders for the fiscal year ended December 31, 1995, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Part III.

      Transitional Small Business Disclosure Format (check one):

               YES                                NO        X

                              PART I

Item 1 - Description Of Business

Southwest Georgia Financial Corporation (the "Registrant") is a Georgia bank holding company organized in 1980, which acquired 100% of the outstanding shares of Southwest Georgia Bank (the "Bank") formerly known as Moultrie National Bank in 1981. The Registrant's sole business is providing banking services to individuals and businesses principally in Colquitt County, Baker County and their surrounding counties of Southwest Georgia through the Bank, its only subsidiary. The Bank commenced operations as a national banking association in 1928. Currently, it is an FDIC insured, state-chartered commercial bank.

The Registrant's executive office is located at 201 First Street,
S. E. Moultrie, Georgia 31768, and its telephone number is (912)
985-1120.

All references herein to the Registrant include Southwest Georgia
Financial Corporation and the Bank unless the context indicates a different meaning.

General

The Registrant is a registered bank holding company. All of the Registrant's activities are currently conducted by the Bank. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA on an agency basis, accounts and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust department that performs corporate, pension and personal trust services and acts as trustee, executor and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations.

Effective December 2, 1994, the Registrant completed the acquisition of certain assets and the assumption of deposits of Baker County Bank in Newton, Georgia. The Registrant acquired approximately $15.2 million of assets which included cash and due from bank balances, investment securities, certain loans and accrued interest receivables, and bank premises and equipment. Also, the Registrant assumed approximately $15.2 million of deposits and other liabilities. The acquisition was accounted for as a purchase.

In December 1994, the Registrant's wholly owned subsidiary, Moultrie National Bank, changed its name to Southwest Georgia
Bank.  This name change became imperative by a need for the

Registrant's subsidiary to expand beyond the limits of Moultrie and Colquitt County in order to grow and continue to prosper. Also in December 1994, the Registrant's subsidiary, Southwest Georgia
Bank, became a state chartered bank regulated by the Department of Banking and Finance ("DBF") and the FDIC.

Markets

The Registrant conducts banking activities in Colquitt and Baker Counties and their surrounding counties of Georgia. Agriculture plays an important part in the Colquitt and Baker County economy. Colquitt County grows a large portion of Georgia's produce crops, including turnips, cabbage, sweet potatoes and squash. Also, Colquitt County is home to producers of tobacco, peanuts, cotton and pork. Manufacturing firms employ a large number of Colquitt County residents. Apparel, lumber and wood products and textile manufacturers are located in the Colquitt County area. Baker County's major crops are cotton and peanuts. The remaining major employers are service industries and retail stores.
Approximately 37,000 and 3,600 persons reside in Colquitt and Baker Counties, respectively.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1995, the Bank's deposit base, totaling $173,809,956 consisted of $21,509,590 in noninterest-bearing demand deposits (12.38 percent of total deposits), $47,909,238 in interest-bearing demand deposits (including money market accounts) (27.56 percent of total deposits), $14,568,071 in savings deposits (8.38 percent of total deposits), $72,130,873 in time deposits in amounts less than $100,000 (41.50 percent of total deposits), and $17,692,184 in time deposits of $100,000 or more (10.18 percent of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, firms and corporations, and both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1995, consumer installment, real estate (including construction and mortgage loans) and commercial, financial and agricultural
loans represented approximately    10.0%, 74.8% and 15.2%,
respectively, of the Bank's total loan portfolio.

Lending Policy

The current lending policy of the Bank is to offer consumer and commercial credit services to individuals and entities that meet the Bank's credit standards. The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which can be made to a single borrower or related group of borrowers.

The Loan Committee (the "Committee") of the Bank's Board of Directors is responsible for approving and monitoring the loan policy and providing guidance and counsel to all lending personnel. The Committee also approves all extensions of credit over $100,000. The Committee is composed of the President and the other executive officers of the Bank, as well as certain Bank Directors.

Loan Review and Nonperforming Assets
The Bank regularly reviews its loan portfolio to determine deficiencies and corrective action to be taken. Senior lending officers conduct periodic review of borrowers with total direct and indirect indebtedness of $100,000 or more and perform an ongoing review of all past due loans. A summary report of past due loans is reviewed monthly by the Committee, which also reviews all loans over $100,000, whether current or past due, at least annually.

Asset/Liability Management

The Committee is charged with establishing policies to manage the assets and liabilities of the Bank. The Committee's task is to manage asset growth, net interest margin and liquidity and capital in order to maximize income and reduce interest rate risk. To meet these objectives while maintaining prudent management of risks, the Committee directs the Bank's overall acquisition and allocation of funds. At its monthly meetings, the Committee reviews and discusses the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds, the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments and the overall state of the local, state and national economy.

Investment Policy

The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality and regulatory constraints. The policy is reviewed periodically by the Board of Directors. Individual transactions, portfolio composition and performance are reviewed and approved monthly by the Board of Directors.

Employees

The Bank has 97 full-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good. None of the Bank's executive officers, except Mr. Clark, is employed pursuant to any employment contract. See Exhibit 10.4, which is incorporated herein by reference.

Competition

The banking business is highly competitive. The Bank competes with two other depository institutions in Colquitt County and no depository institution in Baker County. The Bank also competes with other financial service organizations located outside Colquitt and Baker Counties, including brokers, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest-earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, changes in the laws applicable to banks, savings and loan associations and other financial institutions and the increased competition from investment bankers and brokers and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates. See "Supervision and Regulation."

At December 31, 1995, the Bank ranked, on the basis of total deposits and assets of $173,809,956 and $207,363,938 respectively, as the largest among three depository institutions in Colquitt County, Georgia.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand or the business and earnings of the Bank.

Payment of Dividends

The Registrant is a legal entity separate and distinct from the Bank. Most of the revenues of the Registrant result from dividends paid to it by the Bank. Statutory and regulatory restrictions exist that are applicable to the payment of dividends by the Bank as well as by the Registrant to its shareholders.

The Bank is a state chartered bank regulated by the DBF and the FDIC. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF unless such bank meets all the following requirements:


     (a) Total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);
     (b) The aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and,

     (c) The ratio of equity capital to adjusted assets is not less than 6%.

The payment of dividends by the Company and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. At
December 31, 1995, retained earnings available from the Bank to pay dividends totalled $13.6 million. For 1995, the Company's cash dividend payout to stockholders was 26.8% of net income.

Supervision and Regulation

The Registrant is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "Act"). As a bank holding company, the Registrant is required to file with the Federal Reserve an annual report of its operations at the end of each fiscal year and such additional information as the Federal Reserve may require pursuant to the Act. The Federal Reserve may also make examinations of the Registrant.

The Act requires every bank holding company to obtain prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank that is not already controlled;
(ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and
(iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are: making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary or investment or financial advisors; providing full service brokerage under certain conditions;


underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

The laws of Georgia require annual registration with the Department of Banking and Finance (the "DBF") by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations, management and intercompany relationships of a bank holding company and its subsidiaries and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with; and the DBF may make examinations of the Company and of the Bank.

The Bank, as a state banking association, is subject to the supervision of, and is regularly examined by, the FDIC and DBF. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporate reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

The Registrant and the Bank are "affiliates" under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to affiliates, (ii) investments in the stock of affiliates by the Bank, (iii) the Bank's taking the stock of affiliates as collateral for loans by it to a borrower, and (iv) the purchase of assets from the Company by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extensions of credit, lease or sale of property or furnishing of services.

Capital Adequacy

The Federal Reserve and FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum standard of total capital (as defined) to risk rated assets of eight percent (8%);
(2) a minimum Tier One Capital (as defined) to risk rated assets of four percent (4%); and (3) a minimum stockholders' equity to risk based assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum of three percent
(3%) leverage ratio of Tier One Capital to total assets for the most highly rated banks. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve.
The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess capital adequacy of banks and bank holding companies. The FDIC, the Office of Comptroller of Currency ("OCC"), and the Federal Reserve have proposed amending the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The proposed revisions are not expected to have a significant effect on the Company's capital requirements, if adopted in their current form.

Effective December 19, 1992, a new section 38 to the Federal Deposit Insurance Corporation Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" program based upon five regulatory zones for banks in which all banks would be placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions will generally be subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10%, a Tier One risk-based ratio of at least 6 percent and a leverage ratio of at least 5 percent; (2) an "adequately capitalized" institution has a total risk-based ratio of at least 8 percent, a Tier One risk-based ratio of at least 4 percent and a leverage ratio of at least 4 percent; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8 percent, a Tier One risk-based capital ratio of under 4 percent or a leverage ratio of under 4 percent; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6 percent, a Tier One risk-based ratio of under 3 percent or a leverage ratio of under 3 percent; and (5) a "critically undercapitalized" institution has a leverage ratio of

2 percent or less. Any institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The proposed regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank at December 31, 1995 would be considered to be a "well capitalized" institution if solely viewed on the basis of capital ratios. As an institution drops below the "well capitalized" category, it becomes subject to increasing scrutiny, decreasing management flexibility, and increasingly harsh regulatory actions. It is therefore important for banks to remain in the "well capitalized" category notwithstanding the minimum capital ratios described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Dividends", contained on page 15 of the Registrant's 1995 Annual Report to Shareholders, which is incorporated herein by reference, for the Registrant's capital position.

Recent Legislation

On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA") which are intended to set distinct assessment standards for financial institutions. The revised regulations contain three evaluation tests: (1) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals, (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low and moderate income areas, and (iii) an investment test, which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon the Registrant and the Bank.

Congress and various federal agencies (including, in addition to the bank regulatory agencies, HUD, the Federal Trade Commission and the Department of Justice) (collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions, which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis,
(2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where this is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and
(3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

On September 23, 1994, President Clinton signed the Reigle
Community Development and Regulatory Improvement Act of 1994 (the
"Regulatory Improvement Act").  The Regulatory
Improvement Act contains funding for community development projects through banks and community development financial institutions and also numerous regulatory relief provisions designed to eliminate certain duplicative regulations and paperwork requirements.

On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit a bank holding company to acquire existing banks in any state effective September 29, 1995, and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1977.
States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Code were superseded by the Federal Interstate Bill.

On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish new or additional branch banks in up to three counties within the State Of Georgia in which it does not currently have operations. After July 1, 1998, all restrictions on state-wide branching would be removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching within a county, via merger or consolidation with an existing bank or in certain other limited circumstances. Although Governor Miller has not yet signed the Georgia Intrastate Bill into law, he is expected to do so.

FDIC Insurance Agreements

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). In the first six months of 1995, the Bank was assessed $.23 per $100 of deposits based upon a risk-based system whereby banks are assessed on a sliding scale depending upon their placement in nine separate supervisory categories, from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average of $.259 per $100 of deposits.

On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $89,130 to the Bank for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). As a result, the Bank will pay the legally required annual minimum payment of $2,000 per year for insurance beginning in January 1996. In addition, the Bank will pay an estimated $77,000 in insurance premiums with respect to certain OAKAR (Thrift) deposits acquired from the Resolution Trust Corporation which are assessed at $.23 per $100 of deposits beginning in January 1996. Had the current rates been in effect for all of 1994 and 1995, the annual FDIC insurance premiums paid by the Bank would have been reduced by $270,000 and $160,000, respectively.

Executive Officers Of The Registrant

Executive officers are elected by the Board of Directors annually in April and hold office until the following April unless they sooner resign or are removed from office by the Board of Directors.

The executive officers of the Registrant, and their ages, positions with the Registrant and terms of office as of January
31, 1996 are as follows:

                                                                 Officer Of The
   Name (Age)                   Principal Position              Registrant Since
John H. Clark            President and Director of the                 1980
  (58)                    Registrant and Bank

Cecil Alvis              Executive Vice President of the               1982
  (61)                    Registrant and Bank

Violet K. Weaver         Senior Vice President and Secretary           1981
  (60)                    of the Registrant and Bank

John J. Cole, Jr.        Senior Vice President of the                  1984
  (45)                    Registrant and Bank

George R. Kirkland       Senior Vice President and Comptroller         1991
  (45)                    of the Registrant and Bank

Lamar F. Seay            Vice President of the Registrant              1992
  (56)                    and Bank

C. Broughton Williams    Senior Vice President of the Registrant       1993
  (59)                    and Bank

Judy M. Owens            Vice President of the Registrant              1993
  (51)                    and Bank

Randall L. Webb, Jr.     Vice President of the Registrant              1994
  (47)                    and Bank
Geraldine A. Ferrone     Vice President of the Registrant              1995
  (49)                    and Bank

Robert M. Carlton, Jr.   Vice President of the Registrant              1995
                          and Bank

Margaret H. Lewis        Vice President of the Registrant              1995
  (51)                    and Bank

The following is a brief description of the business experience of the executive officers of the Registrant. Except as otherwise indicated, each executive officer has been engaged in their present or last employment, in the same or similar position, for more than five years.

Mr. Clark has served as President and Director of the Bank since
1978 and as President and Director of the Registrant since 1980.

Mr. Alvis became Executive Vice President of the Bank and
Registrant in 1993.  Previously, he had been Senior Vice
President of the Bank since 1986 and as Vice President of the Registrant since 1982.

Mrs. Weaver has served as Senior Vice President and Secretary of the Bank since 1986 and became Senior Vice President and Secretary of the Registrant in 1992. Previously she had been Vice President and Secretary of the Registrant since 1990 and Vice President and Secretary of the Bank from 1976 to 1986.

Mr. Cole became Senior Vice President and Cashier of the Bank and Senior Vice President of the Registrant in 1992. Previously he had been Senior Vice President and Comptroller of the Bank from 1986 to 1992 and Vice President and Treasurer of the Registrant since 1984.

Mr. Kirkland became Senior Vice President and Comptroller of the Bank and Registrant in 1993. Previously he had been Vice President and Comptroller of the Bank and Vice President and Treasurer of the Registrant since 1991. Also, he had served as Vice President of Duval Federal Savings Association from 1990 to 1991 and with Florida National Bank from 1986 to 1990.

Mr. Seay became Vice President of the Registrant in 1992 and had served as Vice President of the Bank since 1988.

Mr. Williams became Senior Vice President of the Bank and Registrant in 1994. Previously, he had been Vice President of the Bank and Registrant since 1993. Also, he had served as Moultrie City President and Chairman of the Local Board of Advisory Directors of NationsBank of Georgia N.A. from 1987 to 1992 and with Citizens and Southern National Bank of Georgia from 1959 to 1987.

Mrs. Owens became Vice President and Trust Officer of the Bank and Vice President of the Registrant in 1993. Previously she had been Assistant Vice President and Trust Officer of the Bank from 1991 to 1993 and Assistant Trust Officer of the Bank since 1984.

Mr. Webb became Vice President of the Bank and Registrant in
1994. Previously, he had been Assistant Vice President of the Bank since 1984.

Mrs. Ferrone became Vice President of the Bank and Registrant in
1995. Previously, she had been Assistant Vice President of the Bank since 1988.

Mr. Carlton became Vice President of the Bank and Registrant in 1995. Previously, he had been Assistant Vice President of the Bank since 1992. Also, he had served as Vice President and Cashier of Citizens and Southern National Bank of Georgia from 1969 to 1991.

Mrs. Lewis became Vice President of the Bank and Registrant in
1995. Previously, she had been Assistant Vice President of the Bank since 1986.












Selected Statistical Information

The statements below show, for the periods indicated, the daily average balances outstanding for the major categories of interest bearing assets and interest bearing liabilities, and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials

Average Balance Sheets and Net Interest Income Analysis

Condensed average balance sheets for the years indicated are presented below:

                                                     Year Ended December 31, 1995
                                                Average
                                                Balance         Interest        Rate
ASSETS                                                   (Thousands Of Dollars)
Cash and due from banks                       $    6,213       $      -            - %
Interest earning assets:
  Interest bearing deposits                        3,982             234         5.88%
  Loans, net (a) (b) (c)                         113,515          12,068        10.63%
  Taxable investment securities
     held-to-maturity                             63,856           4,173         6.54%
  Nontaxable investment securities (c)
     held-to-maturity                                500              56        11.20%
  Other short-term investments
     held-to-maturity                              1,295              92         7.10%
  Federal funds sold and securities
     purchased with agreements to resell           2,798             163         5.83%

        Total interest earning assets            185,946          16,786         9.03%
Premises and equipment                             2,875
Other assets                                       6,780

Total assets                                   $ 201,814

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                $  19,094       $      -            - %

Interest bearing liabilities:
  Savings deposits                                61,805           1,850         2.99%
  Time deposits                                   88,316           4,703         5.33%
  Federal funds purchased and securities
     sold under agreements to repurchase           2,230             120         5.38%
  Other borrowings                                 9,500             569         5.99%

        Total interest bearing liabilities       161,851           7,242         4.47%
Other liabilities                                  1,724
        Total liabilities                        182,669

Common stock                                       1,500
Surplus                                            1,932
Retained earnings                                 18,216
Less treasury stock(  2,503)

        Total shareholders' equity                19,145

Total liabilities and shareholders' equity     $ 201,814

Net interest income and margin                                 $   9,544         5.13%

Distribution of Assets, Liabilities and Shareholders' Equity;
Interest Rates and Interest Differentials, Continued

Average Balance Sheets and Net Interest Income Analysis, Continued

                                                     Year Ended December 31, 1994
                                                Average
                                                Balance         Interest        Rate
ASSETS                                                   (Thousands Of Dollars)
Cash and due from banks                       $    6,093       $      -            - %

Interest earning assets:
  Interest bearing deposits                        2,140             109         5.09%
  Loans, net (a) (b) (c)                         110,523          10,801         9.77%
  Taxable investment securities
     held-to-maturity                             56,353           3,602         6.39%
  Nontaxable investment securities (c)
     held-to-maturity                                500              56        11.20%
  Other short-term investments
     held-to-maturity                              1,246              76         6.10%
  Federal funds sold and securities
     purchased with agreements to resell           4,507             176         3.91%

        Total interest earning assets            175,269          14,820         8.46%
Premises and equipment                             2,387
Other assets                                       3,736
Total assets                                   $ 187,485

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                $  16,836       $      -           -  %

Interest bearing liabilities:
  Savings deposits                                60,360           1,763         2.92%
  Time deposits                                   77,441           3,320         4.29%
  Federal funds purchased and securities
     sold under agreements to repurchase           4,947             185         3.74%
  Other borrowings                                 9,500             550         5.79%

        Total interest bearing liabilities       152,248           5,818         3.82%
Other liabilities                                  1,463

        Total liabilities                        170,547

Common stock                                       1,500
Surplus                                            1,901
Retained earnings                                 16,108
Less treasury stock                             (  2,571)

        Total shareholders' equity                16,938

Total liabilities and shareholders' equity     $ 187,485

Net interest income and margin                                 $   9,002         5.14%

Interest Rates
(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees as follows (in thousands):
    1995 - $358 and
    1994 - $392.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 1995 and 1994.

Interest Differentials
The following table sets forth, for the indicated years ended December 31, a summary of the changes in interest paid resulting from changes in volume and changes in rate. The change due to volume is calculated by multiplying the change in volume by the prior year's rate. The change due to rate is calculated by multiplying the change in rate by the prior year's volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate.

                                                                                                    (a)
                                                                                                   Due To
                                                                              Increase           Changes In
                                                       1995         1994     (Decrease)     Volume        Rate
                                                                        (Thousands Of Dollars)
Interest earned on:
  Interest bearing deposits                          $   234     $    109     $   125      $   106     $     19
  Loans, net (b)                                      12,068       10,801       1,267          298          969
  Taxable investment securities held-to-maturity       4,173        3,602         571          489           82
  Nontaxable investment
    securities (b) held-to-
    maturity                                              56           56          -            -            -
  Other held-to-maturity                                  92           76          16            3           13
  Federal funds sold and
    securities purchased
    under agreements to resell                           163          176      (   13)          44       (   57)
       Total interest income                          16,786       14,820       1,966          940        1,026

Interest paid on:Savings deposits                      1,850        1,763          87           42           45
  Time deposits                                        4,703        3,320       1,383          507          876
  Federal funds purchased
    and securities sold under
    agreements to repurchase                             120          185      (   65)      (  316)         251
  Other borrowings                                       569          550          19           -            19

       Total interest expense                          7,242        5,818       1,424          233        1,191
Net interest earnings                               $  9,544     $  9,002     $   542      $   707     $ (  165)

                                                                                                    (a)
                                                                                                   Due To
                                                                              Increase           Changes In
                                                       1994         1993     (Decrease)     Volume        Rate
                                                                       (Thousands Of Dollars)
Interest earned on:
  Interest bearing deposits                         $    109     $     16     $    93      $    76     $     17
  Loans, net (b)                                      10,801       10,631         170          189        (  19)
  Taxable investment
    securities held-to-maturity                        3,602        3,692      (   90)         487       (  577)
  Nontaxable investment
    securities (b) held-to-
    maturity                                              56          103      (   47)      (   42)       (   5)
  Other held-to-maturity                                  76           64          12            4            8
  Federal funds sold and
    securities purchased
    under agreements to resell                           176          242      (   66)      (  250)         184

       Total interest income                          14,820       14,748          72          464        ( 392)

Interest paid on:
  Savings deposits                                     1,763        1,677          86          130        (  44)
  Time deposits                                        3,320        3,607      (  287)      (  122)       ( 165)
  Federal funds purchased
    and securities sold under
    agreements to repurchase                             185          286      (  101)      (   84)       (  17)
  Other borrowings                                       550          586      (   36)          28        (  64)

       Total interest expense                          5,818        6,156      (  338)      (   48)       ( 290)

Net interest earnings                               $  9,002     $  8,592     $   410      $   512      $ ( 102)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 1995 and 1994, in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                      Years Ended December 31,
                               1995            1994            1993
                                       (Thousands Of Dollars)
U. S. Treasury and other
U. S. Government agencies   $ 69,519        $ 61,846        $ 55,093
State and municipal              500             500             500
Other investments              1,308           1,247           1,243

       Total investment
         securities         $ 71,327        $ 63,593        $ 56,836

The following table shows the maturities of investment securities at December 31, 1995 and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

                                               MATURITY
                                                   After One             After Five
                              Within               But Within            But Within                After
                             One Year              Five Years             Ten Years              Ten Years

                         Amount     Yield       Amount     Yield       Amount     Yield       Amount     Yield
                                      (Thousands Of Dollars)
U. S. Treasury and
  Other U. S.
  Government
  Agencies             $ 10,992     6.92%     $ 58,527     6.36%     $     -        -       $     -        -
State and
  municipal                  -        -            500    11.36%           -        -             -        -
Other
  investments                -        -          1,308     7.10%           -        -             -        -

      Total            $ 10,992     6.92%     $ 60,335     6.42%     $     -        -       $     -        -

The calculation of weighted average yields is based on the cost and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 1995 and 1994, securities carried at approximately $25,310,000 and $23,875,000, respectively, were pledged to secure public and trust deposits as required by law.

Loan Portfolio

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to type of loan.

                                          Years Ended December 31,
                                      1995          1994          1993
                                           (Thousands Of Dollars)
  Commercial, financial and
   agricultural                   $  17,706     $  14,827     $  11,397
  Real estate - construction             -             -             12
  Real estate - mortgage             87,319        92,301        89,472
  Other                                  45            60           156
  Installment                        11,700        11,343         9,386
         Total loans                116,770       118,531       110,423
  Less:
   Unearned income                      177           236           233
   Allowance for loan losses          2,140         2,028         1,825

         Net loans                $ 114,453     $ 116,267     $ 108,365

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the maturity distribution of the commercial, financial and agricultural loan portfolio, excluding real estate mortgage and consumer loans at December 31, 1995.

                                                       Commercial,
                                                        Financial
                                                           and
                                                       Agricultural
                                                  (Thousands Of Dollars)
Maturity distribution of loans which are due:
   In one year or less                                  $  12,101
   After one year but within five years                     3,975
   After five years                                         1,630

          Total                                         $  17,706

Loan Maturities and Sensitivity to Changes in Interest Rates,
Continued

The following table shows for the above selected loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 1995.

                                 Loans With
                               Predetermined          Loans With
                                   Rates            Floating Rates             Total
                                                (Thousands Of Dollars)
 Commercial, financial
   and agricultural              $ 1,590                $ 4,015               $ 5,605

Risk Elements In The Loan Portfolio

The following table presents information concerning outstanding balances of nonperforming loans at December 31, 1995 and 1994. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans"); (b) loans which are contractually past due 90 days or more as to interest or principal payments ("past-due loans"); (c) loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("renegotiated loans"); and
(d) loans now current where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms ("potential problem loans").

                            Nonaccrual        Past-Due      Renegotiated      Potential
                               Loans            Loans           Loans       Problem Loans         Total
                                       (Thousands Of Dollars)
  December 31, 1995          $   304          $    35          $   72          $   302          $   713
  December 31, 1994          $ 3,910          $    97          $   -           $ 1,266          $ 5,273

The Registrant follows a policy of continuing to accrue interest on consumer and bank card loans that are contractually past due up to the time of charging the loan amount against the allowance for loan losses.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

                                                      Years Ended December 31,
                                           1995          1994          1993          1992

                                                       (Thousands Of Dollars)
Average amount of net
  loans outstanding                     $ 113,515     $ 110,523     $ 108,586     $ 104,304

Amount of allowance for
  loan losses at beginning
  of period                             $   2,028     $   1,825     $   1,657     $   1,159
Reserve for loan losses of
  acquired affiliate                           -            162            -             -
Amount of loans charged off
  during period:
  Commercial, financial and
   agricultural                                35            12            65             7
  Real estate - mortgage                       51            10            80            32
  Installment                                 127            99            46            74

       Total loans charged off                213           121           191           113

Amount of recoveries during period:
  Commercial, financial, and
   agricultural                                -              1             1             2
  Real estate - mortgage                       11             2             4            17
  Installment                                  54            39            24            37

       Total loans recovered                   65            42            29            56

Net loans charged off
  during period                               148            79           162            57
Additions to allowance for
  loan losses charged to operating
  expense during period                       260           120           330           555

       Amount of allowance for
        loan losses at end
          of period                      $  2,140      $  2,028      $  1,825       $ 1,657

Ratio of net charge-offs
  during period to average
  loans outstanding for
  the period                                 .13%          .07%          .15%          .05%





The allowance is based upon management's analysis of the portfolio under current and expected economic conditions. This analysis includes a study of loss experience, a review of delinquencies and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. Based on the above factors, management considers the current allowance to be adequate.

Allocation of Allowance For Loan Losses

Management has allocated the allowance for loan losses within the categories of loans set forth in the table below according to amounts deemed reasonably necessary to provide for possible losses. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below:

                                December 31, 1995          December 31, 1994
                                           Percent Of                 Percent Of
                                            Loans In                   Loans In
      Category               Allocation     Category    Allocation     Category
                                            (Thousands Of Dollars)
Domestic:
  Commercial, financial
     and agriculture           $   449        13.7%       $   440        12.5%
  Real estate - mortgage         1,476        76.2%         1,388        77.8%
  Installment                      215        10.1%           200         9.7%
Foreign                            N/A         N/A            N/A         N/A

       Total                   $ 2,140       100.0%       $ 2,028       100.0%

The calculation is based upon total loans including unearned interest. Management believes that the portfolio is well diversified and, to a large extent, secured, without undue concentrations in any specific risk area. Control of loan quality is regularly monitored by management and is reviewed by the Bank's Board of Directors, which meets monthly. Independent external review of the loan portfolio is provided by examinations conducted by regulatory authorities. The amount of additions to the allowance for loan losses charged to operating expense for the periods indicated were based upon many factors, including actual charge offs and evaluations of current and prospective economic conditions in the market area. Management believes the allowance for loan losses is adequate to cover any potential loan losses.

Deposits

The average amounts of deposits for the last three years are presented below.

                                             Years Ended December 31,
                                        1995           1994           1993
                                            (Thousands Of Dollars)
  Domestic Bank Offices
  Non-interest bearing
   demand deposits                  $  19,094      $  16,836      $  15,622

  NOW accounts                         35,773         31,325         27,837
  Money market deposit
   accounts                            10,104          9,426         11,489
  Savings                              15,928         19,609         16,519
  Time deposits                        88,316         77,441         80,228

         Total interest bearing       150,121        137,801        136,073

         Total average deposits     $ 169,215      $ 154,637      $ 151,695

The maturity of certificates of $100,000 or more as of December
31, 1995 are presented below:

                                             (Thousands Of Dollars)
  3 months or less                                  $  4,226
  Over 3 months through 6 months                       2,933
  Over 6 months through 12 months                      3,535
  Over 12 months                                       6,998

         Total outstanding                          $ 17,692

Return On Equity And Assets

Certain financial ratios are presented below:

                                                Years Ended December 31,
                                           1995           1994           1993
Return on average assets                   1.46%          1.42%          1.38%

Return on average equity                  15.40%         15.76%         17.90%

Dividend payout ratio
  (dividends declared
  divided by net income)                  26.79%         26.61%         25.33%

Average equity to average
  assets ratio                             9.49%          9.03%          7.72%

Item 2 - Description of Property

The executive offices of the Registrant and the main banking office of the Bank are located in a 19,000 square foot facility at 201 First Street, S. E. Moultrie, Georgia. Also, in 1991 the Registrant acquired an 11,000 square foot federal branch banking office, and an adjacent 5,000 square foot building was renovated in 1992 for the Bank's operations center. The Trust division has been relocated to the federal branch building located at 25 Second Avenue, Moultrie, Georgia. In 1993, the Registrant purchased a vacant building and lot located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia. This building was renovated for the Bank's Administrative Services Division offices, training and meeting rooms, and record storage. In 1994, the Registrant acquired a 4,400 square foot Baker County branch banking office located at the intersection of Highway 91 and 200, Newton, Georgia. All of these facilities are adequate for present operations.

All the buildings and land, which includes parking and ten drive-in teller stations, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in the federal branch office, and two additional automated teller machines located in Doerun and Norman Park, Georgia. These automated teller machines are linked to the Honor network of automated teller machines.

Item 3 - Legal Proceedings

There are no material pending legal proceedings to which the Registrant or the Bank is a party or to which any of their property is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 1995 for a vote of the security holders through the solicitation of proxies or otherwise.

                             PART II

Item 5 - Market For Common Equity and Related Stockholder Matters

(a) There currently is no public market for the common stock of the registrant.

(b) As of December 31, 1995 there were 612 holders of record of the Registrant's common stock.

(c) The Registrant declared an annual dividend on its common stock of $.62 per share which amounted to $790,078 for the year 1995.

     The Bank has paid annual cash dividends on common stock for sixty-eight consecutive years. It is the present intention of the Board of Directors to continue to pay cash dividends on its common stock, subject to the earnings of the Bank and regulatory requirements.

Item 6 - Management's Discussion and Analysis or Plan of
Operation

Management's discussion and analysis or plan of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 6 through 15 of the Registrant's 1995 Annual Report to Shareholders and is incorporated herein by reference. For further information about the Registrant, see selected statistical information on pages 12-22 of this report on Form 10-KSB.

Item 7 - Financial Statements

The report of independent auditors, the consolidated financial statements and notes to the consolidated financial statements on pages 19 through 41 of the Registrant's 1995 Annual Report to
Shareholders are incorporated herein by reference.

Item 8 - Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

During the Registrant's two most recent fiscal years, the Registrant did not change accountants and had no disagreement with its accountants on any matter of accounting principles or practices or financial statement disclosure.

                             PART III

Item 9 - Directors, Executive Officers, Promoters and Control
Persons:  Compliance With Section 16(a) of the Exchange Act

The information contained under the heading "Information About Nominees For Director" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 30, 1996, to be filed with the Commission, is incorporated herein by reference. Information on Form 10-KSB relating to the executive officers of the Registrant is included in Item 1 of this report.

Item 10 - Executive Compensation

The information contained under the heading "Executive
Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 30, 1996, to be filed with the Commission, is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and
Management

The information contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 30, 1996, to be filed with the Commission, is incorporated herein by0 reference. For purposes of determining the aggregate market value of the

Registrant's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

Item 12 - Certain Relationships and Related Transactions

The information contained under the heading "Certain
Relationships and Related Transactions" in the definitive Proxy
Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 30, 1996, to be filed with the Commission, is incorporated herein by reference.

Item 13 - Exhibits and Reports on Form 8-K
a. Exhibits:

   The exhibits filed as part of this registration statement are as follows:

  Exhibit Number                  Description Of Exhibit

        3.1 Articles of Incorporation of Southwest Georgia Financial Corporation, as amended (included as Exhibit 3.1 to the Registrant's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).

        3.2      By-Laws of the Registrant as amended.

       10.1 Pension Retirement Plan of the Registrant, as amended and restated (included as Exhibit 10.1 to the Registrant's Form 10-KSB dated December
                 31, 1994 and previously filed with the
                 Commission and incorporated herein by
                 reference).*

       10.2 Form of Directors Deferred Compensation Plan of the Registrant (included as Exhibit 10.3 to the Registrant's Form S-18 dated January 23, 1990 previously filed with the Commission and incorporated herein by reference).*

       10.3 Employment Agreement of John H. Clark (included as Exhibit 10.4 to the Registrant's Form S-18 dated January 23, 1990 previously filed with the Commission and incorporated herein by reference).*

       10.4 Directors and Executive Officers' Stock Purchase Plan of the Registrant dated March 18, 1992 (included as Exhibit 10.7 to the Registrant's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).*


       10.5 Advances, specific collateral pledged and security agreement between the Federal Home Loan Bank of Atlanta and the Bank dated January 27, 1992 and confirmation of credit services transaction for new money advances in the amount of $4,000,000 dated February 10, 1992,
                 $2,500,000 dated September 4, 1992 and
                 $1,500,000 dated September 8, 1992 (included as
                 Exhibit 10.10 to the Registrant's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).

       10.6 Supplemental Retirement Plan of the Registrant dated December 21, 1994 and the Trust under the Registrant's Supplemental Retirement Plan dated December 21, 1994 (included as Exhibit 10.11 to the Registrant's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).

       10.7 Purchase and Assumption Agreement between the Baker County Bank, Newton, Georgia, and Southwest Georgia Bank, Moultrie, Georgia, a subsidiary of the Registrant, dated May 12, 1994, and Amendment No. 1 to the Purchase and Assumption Agreement dated October 25, 1994 (included as Exhibit 10.12 to the Registrant's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).

       10.8 Employee Stock Ownership Plan and Trust of the Registrant as amended by Amendment No. 2 (included as Exhibit 10.13 to the Registrant's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

        13 Southwest Georgia Financial Corporation Annual Report to Shareholders for the fiscal year ended December 31, 1995. With the exception of information expressly incorporated herein, the 1995 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-KSB.

        22       Subsidiaries of the Registrant.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

b. No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1995.


                             Exhibit Index

  Exhibit Number         Description Of Exhibit                      Page Number


        3.2       By-Laws of the Registrant as amended.                  31

        13        Southwest Georgia Financial Corporation Annual         47
                  Report to Shareholders for the fiscal year ended
                  December 31, 1995. With the exception of information expressly incorporated herein, the
                  1995 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-KSB.

        22        Subsidiaries of the Registrant.                        81

                            SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Southwest Georgia Financial Corporation
                                               (Registrant)

Date:     March 20, 1996           By:  /s/ John H. Clark
                                       JOHN H. CLARK, PRESIDENT



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John H. Clark                                   Date:  March 20, 1996
JOHN H. CLARK
President and Director
[Principal Executive Officer]

/s/ George R. Kirkland                              Date:  March 20, 1996
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ Leo T. Barber, Jr.                              Date:  March 20, 1996
LEO T. BARBER, JR.
Chairman and Director

/s/ Albert W. Barber                                Date:  March 20, 1996
ALBERT W. BARBER
Director

/s/ Jack Short                                      Date:  March 20, 1996
JACK SHORT
Director

/s/ Robert M. Duggan                                Date:  March 20, 1996
ROBERT M. DUGGAN
Director

/s/ Richard L. Moss                                 Date:  March 20, 1996
RICHARD L. MOSS
Director

/s/ E. J. McLean, Jr.                               Date:  March 20, 1996
E. J. MCLEAN, JR.
Director

/s/ Johnny R. Slocumb                               Date:  March 20, 1996
JOHNNY R. SLOCUMB
Director

/s/ Roy Reeves                                      Date:  March 20, 1996
ROY REEVES
Director

/s/ Glenn D. Moon                                   Date:  March 20, 1996
GLENN D. MOON
Director

/s/ Lee C. Redding                                  Date:  March 20, 1996
LEE C. REDDING
Director

/s/ R. Bradford Burnette                            Date:  March 20, 1996
R. BRADFORD BURNETTE
Director