Form 10KSB/A
period 1995-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1996-05-10
CIK 315849

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

Portions of the Registrant's definitive Proxy Statement for the 1996 annual meeting of shareholders, filed with the Commission, and Annual Report to Shareholders for the fiscal year ended December 31, 1995, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into
Part III.

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

                                                                                                          (a)
                                                                                                         Due To
                                                                                Increase           Changes In
                                                        1995         1994     (Decrease)     Volume        Rate
                                                                             (Thousands Of Dollars)
Interest earned on:
  Interest bearing deposits                          $   234     $    109     $   125      $   106     $     19
  Loans, net (b)                                      12,068       10,801       1,267          298          969
  Taxable investment securities held-to-maturity       4,173        3,602         571          489           82
  Nontaxable investment
    securities (b) held-to-
    maturity                                              56           56          -            -            -
  Other held-to-maturity                                  92           76          16            3           13
  Federal funds sold and
    securities purchased
    under agreements to resell                           163          176      (   13)          44       (   57)
       Total interest income                          16,786       14,820       1,966          940        1,026

Interest paid on:
  Savings deposits                                     1,850        1,763          87           42           45
  Time deposits                                        4,703        3,320       1,383          507          876
  Federal funds purchased
    and securities sold under
    agreements to repurchase                             120          185      (   65)      (  316)         251
  Other borrowings                                       569          550          19           -            19

       Total interest expense                          7,242        5,818       1,424          233        1,191
Net interest earnings                               $  9,544     $  9,002     $   542      $   707     $ (  165)

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

                               PART III

Item 9 - Directors, Executive Officers, Promoters and Control
Persons:  Compliance With Section 16(a) of the Exchange Act

The information contained under the heading "Information About Nominees For Director" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 14, 1996, filed with the Commission, is incorporated herein by reference. Information on Form 10-KSB relating to the executive officers of the Registrant is included in Item 1 of this report.
Item 10 - Executive Compensation

The information contained under the heading "Executive
Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 14, 1996, filed with the Commission, is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and
Management

The information contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 14, 1996, filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the

Registrant's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

Item 12 - Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 14, 1996, filed with the Commission, is incorporated herein by reference.

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

         22       Subsidiaries of the Registrant.

         99       Proxy Statement relating to the 1996 Annual Meeting of
                  Shareholders.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

b. No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1995.


                               Exhibit Index

  Exhibit Number         Description Of Exhibit                      Page Number


         3.2       By-Laws of the Registrant as amended.                  31

         13        Southwest Georgia Financial Corporation Annual         47
                   Report to Shareholders for the fiscal year ended
                   December 31, 1995. With the exception of information expressly incorporated herein, the
                   1995 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-KSB.

         22        Subsidiaries of the Registrant.                        81

         99        Proxy Statement relating to the 1996 Annual            82
                   Meeting of Shareholders.

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