Form 10QSB
period 1996-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1996-05-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C.  20549

                                     FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                        For the quarterly period ended March 31, 1996

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


          Class                                  Outstanding At April 30, 1996
Common Stock, $1 Par Value                       1,500,000

                            PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

     a.   Consolidated balance sheets - March 31, 1996 and December 31,
          1995.

     b. Consolidated statements of income - for the three months ended March 31, 1996 and 1995.

     c. Consolidated statements of cash flows - for the three months ended March 31, 1996 and 1995.


                       SOUTHWEST GEORGIA FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                         MARCH 31, 1996 AND DECEMBER 31, 1995
                                      __________
                                          March 31,     December 31,
                                             1996           1995
           ASSETS
Cash and due from banks                 $   5,387,783  $   7,645,411
Interest-bearing deposits with banks        2,564,130      4,416,595
Investment securities held to maturity:
  Taxable (market value $67,039,655
    and $61,031,811)                       70,909,766     70,827,387
    Tax exempt (market value $526,538
    and $520,594)                             500,000        500,000

       Total investment securities         71,409,766     71,327,387
Other short-term investments                2,130,000         85,000

Loans                                     114,973,790    116,769,885
Less: Unearned income                    (    162,131)  (    177,172)
      Allowance for loan losses          (  1,947,912)  (  2,139,532)
       Loans, net                         112,863,747    114,453,181

Premise and equipment                       3,293,411      3,271,607
Other assets                                6,132,792      6,164,757

       Total assets                     $ 203,781,629  $ 207,363,938

 LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                  $  17,974,997  $  21,509,590
  Interest bearing                        151,628,821    152,300,366

       Total deposits                     169,603,818    173,809,956
  Short-term borrowings                     3,333,360      3,310,000
  Long-term borrowings                      8,000,000      8,000,000
  Accounts payable and accrued liabilities  1,932,865      2,239,058

       Total liabilities                  182,870,043    187,359,014

Stockholders' equity:
  Common stock - par value $1 authorized
    5,000,000 shares; issued 1,500,000
    shares                                  1,500,000      1,500,000
  Surplus                                   1,961,067      1,961,067
  Retained earnings                        19,898,888     18,992,226
       Total                               23,359,955     22,453,293

  Treasury stock - 222,579 shares for
    1996 and 1995 at cost                (  2,448,369)  (  2,448,369)
       Total stockholders' equity          20,911,586     20,004,924

       Total liabilities and
         stockholders' equity           $ 203,781,629  $ 207,363,938


                                                  2


                                    SOUTHWEST GEORGIA FINANCIAL CORPORATION

                                       CONSOLIDATED STATEMENTS OF INCOME
                                                  __________
                                                    For The Three Months
                                                        Ended March 31,
                                                       1996        1995
Interest income:Interest and fees on loans         $ 2,993,101 $ 2,993,504
  Interest and dividends on
    investment securities:
    Taxable                                          1,127,097   1,052,947
    Tax exempt                                           9,375       9,375
  Interest on other
    short-term investments                              84,650     113,244

       Total interest income                         4,214,223   4,169,070
Interest expense:
  Deposits                                           1,651,874   1,524,478
  Other borrowings                                     169,434     166,620

       Total interest expense                        1,821,308   1,691,098

       Net interest income                           2,392,915   2,477,972

Provision for loan losses                               45,000      30,000
       Net interest income after provision
         for possible loan losses                    2,347,915   2,447,972

Other income:
  Service charges on deposit accounts                  204,201     203,942
  Other                                                282,744     185,223

       Total other income                              486,945     389,165

Other expense:Salary and employee benefits             871,980     826,035
  Net occupancy and equipment expense                  166,230     149,262
  Computer expense                                      80,968      71,479
  Other operating expenses                             422,221     477,571

       Total other expenses                          1,541,399   1,524,347

Income before income tax expense                     1,293,461   1,312,790
Income tax expense                                     386,800     438,900
       Net income                                  $   906,661 $   873,890

Income per share based on weighted
  average outstanding shares:
Weighted average outstanding shares                  1,277,421   1,269,128

Net income                                         $       .71 $       .69

                       SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          For The Three Months Ended
                                                    March 31,
                                               1996           1995
Operating activities:
  Net income                              $   906,661    $   873,890
  Adjustments to reconcile net income to
    net cash provided by operating
    activities:
    Provision for loan losses                  45,000         30,000
    Depreciation                               84,809         73,302
    Net (gain) loss on disposal of assets  (    6,948)         5,000
    Amortization                               17,409         20,364
    Changes in:
      Other assets                         (   25,701)    (1,861,388)
      Other liabilities                    (  306,193)        16,510

       Net cash provided (required) by
       operating activities                   715,037     (  842,322)

Investing activities:
  Proceeds from maturing investment
    securities                              2,000,000      3,250,000
  Purchase of investment securities        (2,099,788)    (7,920,934)
  Increase in short-term investments       (  192,535)    (1,623,654)
  Net decrease in loans                     1,544,434      2,499,563
  Proceeds from sale of other assets           64,615            -
  Purchase of premise and equipment        (  106,612)    (  114,868)
       Net cash used for
         investing activities               1,210,114     (3,909,893)

Financing activities:
  Net decrease in demand deposits          (3,534,593)    (2,285,823)
  Net increase (decrease) in
    interest bearing deposits              (  671,546)     7,027,797
  Net increase (decrease) in
    short-term borrowings                      23,360     (  935,000)
       Net cash provided by financing
         activities                        (4,182,779)     3,806,974

Net decrease in cash and
  due from banks                           (2,257,628)    (  945,241)

Cash and due from banks - beginning
  of period                                 7,645,411      8,683,397
Cash and due from banks - end of period   $ 5,387,783    $ 7,738,156

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS
     The Corporation's net income before taxes for the three month period of 1996 was $1.29 million compared to $1.31 million for the same period in 1995. This $19 thousand or 1.5 percent decrease in earnings before taxes is primarily attributable to increases in net interest expense and the provisions for loan losses partially offset by an increase in other income.

     Total interest income increased $45 thousand comparing the first three months in 1996 to the same period in 1995. The majority of the increase in interest income occurred in interest and dividends on investment securities slightly offset by adecrease in interest income on other short-term investments. The $74 thousand increase in interest income on investment securities primarily relates to a $6.0 million growth in the average volume of investment securities. The total yield on the investment portfolio decreased 14 basis points for the first three months of 1996 compared to the same period in 1995. This decrease is attributable to maturing investments being reinvested at lower rates.

     The total interest expense increased $130 thousand or 7.7 percent in the first three months of 1996 compared to the same period in 1995. Interest on deposits increased $127 thousand or 8.4 percent for the first three months in 1996 compared to the same three months in 1995. This increase in total interest expense is primarily related to shifting of deposits from savings and NOW accounts to CD's. The rate on interest-bearing liabilities increased 27 basis points comparing the first quarter of 1996 to the same period in 1995.

     Interest expense on other borrowings increased nearly $3 thousand for the first three months of 1996 compared to the same period in 1995. This increase in interest expense on other borrowings is the result of higher rates on securities sold under repurchase agreements.

     Other income increased $98 thousand or 25.1 percent for the first three months of 1996 compared to the same period a year ago. This increase in other non-interest income primarily relates to increases in security sales commissions, income from OREO, insurance commissions, and other miscellaneous income.

     Total other expenses increased $17 thousand or 1.1 percent for the first three months of 1996 compared to the same period in 1995. This increase in other non-interest expenses primarily resulted from increases in salary and employee benefits partially offset by decreases in the FDIC assessment, credit collection and recovery, legal fees, and other operating expenses. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.

                             PART II - OTHER INFORMATION
ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits - None

     b. There have been no reports filed on Form 8-K for the quarter ended March 31, 1996.

                                      SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      SOUTHWEST GEORGIA FINANCIAL CORPORATION

Date: May 8, 1996     BY:     s/George R. Kirkland
                      GEORGE R. KIRKLAND
                      SENIOR VICE-PRESIDENT
                      FINANCIAL AND ACCOUNTING OFFICER