Form 10QSB
period 1996-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1996-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                                 WASHINGTON, D. C.  20549

                                     FORM 10-QSB

        (Mark One)
        [ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                        For the quarterly period ended June 30, 1996

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


                  Class                          Outstanding At July 15, 1996
        Common Stock, $1 Par Value                         1,500,000

                            PART I - FINANCIAL INFORMATION

        ITEM 1.   FINANCIAL STATEMENTS

        The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

             a.   Consolidated balance sheets - June 30, 1996 and
                  December 31, 1995.

             b. Consolidated statements of income - for the six months and the three months ended June 30, 1996 and 1995.

             c. Consolidated statements of cash flows - for the six months ended June 30, 1996 and 1995.



                       SOUTHWEST GEORGIA FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                         JUNE 30, 1996 AND DECEMBER 31, 1995
                                      __________
                                                   June 30,     December 31,
                                                     1996           1995
                                        ASSETS
        Cash and due from banks                 $   6,405,005  $   7,645,411
        Interest-bearing deposits with banks           63,477      4,416,595
        Investment securities held to maturity:
          Taxable (market value $72,604,821
            and $72,486,156)                       72,979,674     70,827,387
            Tax exempt (market value $514,744
            and $524,478)                             500,000        500,000

               Total investment securities         73,479,674     71,327,387
        Other short-term investments                  335,000         85,000

        Loans                                     114,730,885    116,769,885
        Less: Unearned income                    (    161,200)  (    177,172)
              Allowance for loan losses          (  1,986,076)  (  2,139,532)

               Loans, net                         112,583,609    114,453,181

        Premise and equipment                       3,260,442      3,271,607
        Other assets                                5,743,425      6,164,757

               Total assets                     $ 201,870,632  $ 207,363,938

                         LIABILITIES AND STOCKHOLDERS' EQUITY
        Deposits:
          Non-interest bearing                  $  18,470,818  $  21,509,590
          Interest bearing                        148,280,203    152,300,366

               Total deposits                     166,751,021    173,809,956
          Short-term borrowings                     3,498,628      3,310,000
          Long-term borrowings                      8,000,000      8,000,000
          Accounts payable and accrued
            liabilities                             2,384,474      2,239,058

               Total liabilities                  180,634,123    187,359,014

        Stockholders' equity:
          Common stock - par value $1 authorized
            5,000,000 shares; issued 1,500,000
            shares                                  1,500,000      1,500,000
          Surplus                                   1,979,740      1,961,067
          Retained earnings                        20,185,118     18,992,226

               Total                               23,664,858     22,453,293

          Treasury stock - (220,759 in 1996
            and 222,579 in 1995) shares at cost  (  2,428,349)  (  2,448,369)

               Total stockholders' equity          21,236,509     20,004,924

               Total liabilities and
                 stockholders' equity           $ 201,870,632  $ 207,363,938



                       SOUTHWEST GEORGIA FINANCIAL CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME
                                      __________
                                  For The Six Months     For The Three Months
                                     Ended June 30,          Ended June 30,
                                    1996        1995        1996        1995
     Interest income:
       Interest and fees
         on loans               $ 5,930,117 $ 6,019,969 $ 2,937,016 $ 3,026,465
       Interest and dividends on
         investment securities:
         Taxable                  2,291,089   2,138,009   1,163,992   1,085,062
         Tax exempt                  18,750      18,750       9,375       9,375
       Interest on other
         short-term investments     163,530     201,830      78,880      88,586

            Total interest
              income              8,403,486   8,378,558   4,189,263   4,209,488

     Interest expense:
       Deposits                   3,254,671   3,154,727   1,602,797   1,630,249
       Other borrowings             337,379     337,467     167,945     170,847

            Total interest
              expense             3,592,050   3,492,194   1,770,742   1,801,096

            Net interest income   4,811,436   4,886,364   2,418,521   2,408,392

     Provision for loan losses       90,000      60,000      45,000      30,000

            Net interest income
              after provision
              for possible
              loan losses         4,721,436   4,826,364   2,373,521   2,378,392

     Other income:
       Service charges on
         deposit accounts           418,568     414,060     214,367     210,118
       Other                        394,982     385,854     112,238     200,631

            Total other income      813,550     799,914     326,605     410,749

     Other expense:
       Salary and employee
         benefits                 1,739,922   1,658,305     867,942     832,270
       Net occupancy and
         equipment expense          346,814     301,964     180,584     152,702
       Computer expense             162,718     143,686      81,750      72,207
       Other operating expense      896,687     967,541     474,466     489,970

            Total other expense   3,146,141   3,071,496   1,604,742   1,547,149

     Income before income tax
       expense                    2,388,845   2,554,782   1,095,384   1,241,992
     Provision for income taxes     786,600     856,400     399,800     417,500

            Net income          $ 1,602,245 $ 1,698,382 $   695,584 $   824,492

     Income per share based on
       weighted average
       outstanding shares:
       Weighted average
         outstanding shares       1,278,031   1,269,763   1,278,381   1,270,390
       Net income               $      1.25 $      1.34 $       .54 $       .65
     Dividends per share                .32         .30         .32         .30



                       SOUTHWEST GEORGIA FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      __________
                                                     Six Months Ended
                                                         June 30,
                                                   1996           1995
     Operating activities:
       Net income                             $  1,602,245   $  1,698,382
       Adjustments to reconcile net income to
         net cash provided by operating
         activities:
         Provision for loan losses                  90,000         60,000
         Depreciation                              179,661        146,704
         Net loss (gain) on disposal of assets  (    2,560)        17,410
         Amortization                               28,751         51,425
         Changes in:
           Other assets                         (   16,514)    (1,780,937)
           Other liabilities                       145,416        178,654

            Net cash provided (required) by
              operating activities               2,026,999        371,638

     Investing activities:
       Proceeds from maturing investment
         securities                              5,000,000      7,250,000
       Purchase of investment securities        (7,181,038)    (9,907,809)
       Decrease on short-term investments        4,103,118        969,159
       Net decrease in loans                     1,779,572        585,847
       Proceeds from sale of other assets          444,615            -
       Purchase of premise and equipment        (  172,702)    (  789,753)

            Net cash used for
              investing activities               3,973,565     (1,892,556)

     Financing activities:
       Net increase (decrease) in demand
         deposits                               (3,038,771)    (1,263,006)
       Net increase (decrease) in interest
         bearing deposits                       (4,020,163)     2,419,474
       Net increase (decrease) in short-term
         borrowings                                188,628     (1,128,000)
       Dividends                                (  409,357)    (  381,303)
       Proceeds from sale of treasury stock         38,693         31,578

            Net cash provided by
              financing activities              (7,240,970)    (  321,257)

     Increase in cash and due from banks        (1,240,406)    (1,842,175)

     Cash and due from banks - beginning
       of period                                 7,645,411      8,683,397

     Cash and due from banks - end of period   $ 6,405,005    $ 6,841,222

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONAND RESULTS OF OPERATIONS

     The Corporation's net income before taxes for the six month period of 1996 was $2.39 million compared to $2.55 million for the same period in 1995. This $166 thousand or 6.9 percent decrease in earnings before taxes is primarily attributable to increases in interest expense, the provisions for loan losses and other various non-interest expenses.

     Total interest income increased $25 thousand comparing the first six months in 1996 to the same period in 1995. The majority of the increase in interest income occurred in interest and dividends on investment securities offset by a decrease in interest income on other short-term investments and a decrease in interest on loans. The $153 thousand increase in interest income on investment securities primarily relates to a $6.1 million growth in the average volume of investment securities. The total yield on the investment portfolio decreased 16 basis points for the first six months of 1996 compared to the same period in 1995. This decrease in yield is attributable to maturing investments being reinvested at lower rates.

     The total interest expense increased $100 thousand or 3.2 percent in the first six months of 1996 compared to the same period in 1995. This increase in total interest expense is primarily related to shifting of deposits from savings and NOW accounts to Certificates of Deposit. The rate on interest-bearing liabilities increased 10 basis points comparing the first six months of 1996 to the same period in 1995.

     Other income increased $13 thousand or 1.7 percent for the first six months of 1996 compared to the same period a year ago.
This increase in other non-interest income primarily relates to increases in security sales commissions and insurance commissions.

     Total other expenses increased $74 thousand or 2.4 percent for the first six months of 1996 compared to the same period in 1995. This increase in other non-interest expenses primarily resulted from increases in salary and employee benefits, net occupancy and equipment expense, professional fees, and computer expense partially offset by decreases in the FDIC assessment, credit collection and recovery, legal fees, advertising and promotions and other operating expenses. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.

                             PART II - OTHER INFORMATION
                                      __________

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a)  Date - May 14, 1996 - annual shareholders' meeting.

          (b)  Elected the following directors:
                    Albert W. Barber         Richard L. Moss
                    Leo T. Barber, Jr.       Lee C. Redding
                    John H. Clark            Roy Reeves
                    Robert M. Duggan         Jack Short
                    E. J. McLean, Jr.        Johnny R. Slocumb
                    Glenn D. Moon            R. Bradford Burnette

               Director Emeritus:
                    Mrs. Kenneth V. Cope
                    J. Reeves Haley
                    Sam Sells, Jr.
                    Mrs. Hugh Turner

          (c)  The following matters were voted on at the annual
               shareholders' meeting.
                                       Number Of        Percent Of
                                      Votes Cast     Outstanding Shares

               (1)  Election Of Directors

                    For                1,014,663        79.40%

                    Against                2,000          .20%

               (2) Amendment of the Company's Articles Of Incorporation to authorize the issuance of up to 3,000,000 shares of Preferred Stock, $1.00 par value per share.

                    For                1,005,605        78.70%

                    Against               10,043          .78%

                    Abstain                2,825          .22%

               (3) Amendment of the Company's Articles Of Incorporation to authorize the Board of Directors to consider constituencies when evaluating a business combination proposal.

                    For                1,008,928        79.00%

                    Against                4,210          .33%

                    Abstain                4,675          .37%

                                      __________

               (4) Amendment of the Company's Articles Of Incorporation to eliminate cumulative voting for directors.

                    For                1,005,747        78.70%

                    Against                3,605          .28%

                    Abstain                9,261          .72%

               (5) Amendment of the Company's Articles Of Incorporation to provide for the limitation of director liability.

                    For                1,001,403        78.40%

                    Against               10,427          .80%

                    Abstain                6,783          .50%

               (6) Amendment of the Company's Articles Of Incorporation to require the affirmative vote of the holders of 80% of the issued and outstanding shares entitled to vote thereon to amend the Articles Of Incorporation or the By-Laws of the Company.

                    For                1,006,883        78.80%

                    Against                5,880          .49%

                    Abstain                6,000          .51%

               (7) Amendment of the Company's Articles Of Incorporation to enact a provision to govern potential business combination transactions with interested shareholders.

                    For                1,008,045        78.90%

                    Against                5,705          .48%

                    Abstain                5,013          .42%

               (8) Amendment of the Company's Articles Of Incorporation to provide that directors can be removed only for cause by the affirmative vote of the holders of 80% of the issued and outstanding shares entitled to vote thereon.

                    For                1,000,123        78.30%

                    Against                8,077          .65%

                    Abstain               10,563          .85%

                                      __________

               (9) In the discretion of management, to adjourn the Annual Meeting to permit solicitation of additional proxies in the event there are not sufficient affirmative votes to approve one or more amendments to the Articles of Incorporation.

                    For                1,011,011        79.20%

                    Against                5,380          .42%

                    Abstain                2,372          .18%


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits - None

     b. There have been no reports filed on Form 8-K for the quarter ended June 30, 1996.

                            SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date: August 13, 1996 BY:     s/George R. Kirkland
                      GEORGE R. KIRKLAND
                      SENIOR VICE-PRESIDENT
                      FINANCIAL AND ACCOUNTING OFFICER