Form 10QSB
period 1996-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1996-11-07
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the quarterly period ended September 30, 1996

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


          Class                    Outstanding At September 30, 1996
Common Stock, $1 Par Value                       3,000,000

                       PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

     a.   Consolidated balance sheets - September 30, 1996 and
          December 31, 1995.

     b. Consolidated statements of income - for the nine months and the three months ended September 30, 1996 and 1995.

     c. Consolidated statements of cash flows - for the nine months ended September 30, 1996 and 1995.

                       SOUTHWEST GEORGIA FINANCIAL CORPORATION

                             CONSOLIDATED BALANCE SHEETS

                       SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                      __________
                                                September 30,   December 31,
                                                     1996            1995
                                        ASSETS
Cash and due from banks                         $   7,291,117  $   7,645,411
Interest-bearing deposits with banks                  197,885      4,416,595

Investment securities held to maturity:
  Taxable (market value $70,829,432
    and $72,486,156)                               70,977,998     70,827,387
  Tax exempt (market value $510,945
    and $524,478)                                     500,000        500,000

       Total investment securities                 71,477,998     71,327,387

Other short-term investments                        1,340,000         85,000

Loans                                             117,188,953    116,769,885
Less: Unearned income                            (    165,001)  (    177,172)
      Allowance for loan losses                  (  1,993,031)  (  2,139,532)

       Loans, net                                 115,030,921    114,453,181

Premise and equipment                               3,395,016      3,271,607
Other assets                                        5,762,974      6,164,757

       Total assets                             $ 204,495,911  $ 207,363,938

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
  Non-interest bearing                          $  19,585,510  $  21,509,590
  Interest bearing                                148,934,010    152,300,366

       Total deposits                             168,519,520    173,809,956
  Short-term borrowings                             3,740,306      3,310,000
  Long-term borrowings                              8,000,000      8,000,000
  Accounts payable and accrued
    liabilities                                     2,217,265      2,239,058

       Total liabilities                          182,477,091    187,359,014

Stockholders' equity:
  Common stock - par value $1 authorized
    5,000,000 shares; issued 3,000,000 shares       3,000,000     3,000,000
  Surplus                                           1,979,740      1,961,067
  Retained earnings                                19,467,429     17,492,226

       Total                                       24,447,169     22,453,293

  Treasury stock - (441,518 in 1996
    and 445,158 in 1995) shares at cost          (  2,428,349)  (  2,448,369)

       Total stockholders' equity                  22,018,820     20,004,924

       Total liabilities and
         stockholders' equity                   $ 204,495,911  $ 207,363,938




                       SOUTHWEST GEORGIA FINANCIAL CORPORATION

                          CONSOLIDATED STATEMENTS OF INCOME
                                      __________
                                   For The Nine Months         For The Three Months
                                   Ended September 30,         Ended September 30,
                                    1996          1995          1996          1995
Interest income:
Interest and fees on
    loans                      $  9,056,231   $  9,086,190   $ 3,126,114   $ 3,066,221
  Interest and dividends
    on investment securities:
    Taxable                       3,454,106      3,192,519     1,163,017     1,054,510
    Tax exempt                       28,125         28,125         9,375         9,375
  Interest on other
    short-term investments          182,877        264,277        19,347        62,447

       Total interest income     12,721,339     12,571,111     4,317,853     4,192,553

Interest expense:
  Deposits                        4,875,218      4,844,967     1,620,547     1,690,240
  Other borrowings                  512,727        514,996       175,348       177,529

       Total interest expense     5,387,945      5,359,963     1,795,895     1,867,769

       Net interest income        7,333,394      7,211,148     2,521,958     2,324,784

Provision for loan losses           135,000         90,000        45,000        30,000

       Net interest income
         after provision for
         possible loan losses     7,198,394      7,121,148     2,476,958     2,294,784

Other income:
  Service charges on
    deposit accounts                639,820        616,590       221,252       202,530
  Other                             591,517        645,262       196,535       259,408

       Total other income         1,231,337      1,261,852       417,787       461,938

Other expense:
  Salary and employee
    benefits                      2,623,562      2,495,514       883,640       837,209
  Net occupancy and
    equipment expense               560,822        481,056       214,008       179,092
  Computer expense                  243,826        228,201        81,108        84,515
  Other operating expense         1,395,362      1,432,646       498,675       465,105

       Total other expense        4,823,572      4,637,417     1,677,431     1,565,921

Income before income tax
  expense                         3,606,159      3,745,583     1,217,314     1,190,801
  Provision for income taxes      1,221,600      1,266,500       435,000       410,100

       Net income              $  2,384,559   $  2,479,083   $   782,314   $   780,701

Income per share based on
  weighted average
  outstanding shares:
Weighted average
  outstanding shares              2,556,875      2,543,062     2,558,482     2,547,588
  Net income                   $        .93   $        .97   $       .31   $       .31
Dividends per share                     .16            .15           .00           .00



                       SOUTHWEST GEORGIA FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      __________
                                                        Nine Months Ended
                                                          September 30,
                                                      1996             1995
Operating activities:
  Net income                                    $   2,384,559     $  2,479,083
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                         135,000           90,000
    Depreciation                                      301,111          237,906
    Net (gain) loss on disposal of assets         (     2,560)          14,171
    Amortization                                       30,427           79,417
    Changes in:
      Other assets                                (    36,065)     ( 1,935,775)
      Other liabilities                           (    21,793)         105,107

       Net cash provided by operating
         activities                                 2,790,679        1,069,909

Investing activities:
  Proceeds from maturing investment
    securities                                      7,000,000       10,250,000
  Purchase of investment securities               ( 7,181,038)     (11,898,422)
  Decrease in short-term investments                2,963,710          140,504
  Net decrease (increase) in loans                (   712,740)       4,980,067
  Proceeds from sale of other assets                  444,615              -
  Purchase of premise and equipment               (   428,726)     (   869,994)

       Net cash provided by investing
         activities                                 2,085,821        2,602,155

Financing activities:
  Net decrease in demand deposits                 ( 1,924,080)     ( 3,343,916)
  Net increase (decrease) in interest
    bearing deposits                              ( 3,366,356)     ( 1,143,445)
  Net decrease in short-term borrowings               430,306      (   928,000)
  Dividends                                       (   409,357)     (   381,303)
  Proceeds from sale of Treasury stock                 38,693           98,658

       Net cash provided by financing
         activities                               ( 5,230,794)     ( 5,698,006)

Increase (decrease) in cash and due
  from banks                                      (   354,294)     ( 2,025,942)

Cash and due from banks - beginning
  of period                                         7,645,411        8,683,397

Cash and due from banks - end of period          $  7,291,117     $  6,657,455




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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - SEPTEMBER 30, 1996

          The Corporation's net income before taxes for the nine month period of 1996 was $3.61 million compared to $3.75 million for the same period in 1995. This $139 thousand or 3.7 percent decrease in earnings before taxes is primarily attributable to increases in interest expense, the provisions for loan losses and other various non-interest expenses.

          Total interest income increased $150 thousand comparing the first nine months in 1996 to the same period in 1995. The majority of the increase in interest income occurred in interest and dividends on investment securities offset by a decrease in interest income on other short-term investments and a decrease in interest on loans. The $262 thousand increase in interest income on investment securities primarily relates to a $6.6 million growth in the average volume of investment securities. The total yield on the investment portfolio decreased 14 basis points for the first nine months of 1996 compared to the same period in 1995. This decrease in yield is attributable to maturing investments being reinvested at lower rates.

          The total interest expense increased $28 thousand or 0.52 percent in the first nine months of 1996 compared to the same period in 1995. Over this period, the average balances on interest bearing deposits grew less than $1 million or 0.40 percent. The increase in interest expense is primarily related to a rise in rates on time deposits partially offset by lower rates on savings deposits. The rate on time deposits increased 26 basis points while the rate on savings deposits declined .38 basis points comparing the first nine months of 1996 to the same period in 1995.

          Other income decreased $31 thousand or 2.4 percent for the first nine months of 1996 compared to the same period a year ago. This decrease in other non-interest income primarily relates to a decrease in income from other real estate owned.

          Total other expenses increased $186 thousand or 4.0 percent for the first nine months of 1996 compared to the same period in 1995. This increase in other non-interest expenses primarily resulted from increases in salary and employee benefits, net occupancy and equipment expense, professional fees, travel and entertainment, and computer expense partially offset by decreases in the FDIC assessment, legal fees, advertising and promotions, charitable contributions, and amortization of premium on purchased deposits. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date: November 1, 1996     BY:     s/George R. Kirkland
                           GEORGE R. KIRKLAND
                           SENIOR VICE-PRESIDENT
                           FINANCIAL AND ACCOUNTING OFFICER