Form 10KSB
period 1996-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1997-03-31
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D. C.  20549
				FORM 10-KSB
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange
      Act of 1934 [Fee Required] for the fiscal year ended December 31, 1996 or,
[   ]       Transition report pursuant to section 13 or 15(d) of the
      Securities Exchange Act of 1934 [No Fee Required] for the transition period from
      to                              .

	      Commission file number                        0-20099

		    SOUTHWEST GEORGIA FINANCIAL CORPORATION
	    (Exact Name of Registrant as specified in its charter)
	 Georgia                                         58-1392259
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation ororganization)

201 First Street, S. E.
Moultrie, Georgia                                                   31768
(Address of principal executive offices)                          (Zip Code)
(Registrant's telephone number, including area code)              (912) 985-1120

	   Securities registered pursuant to Section 12(b) of this Act:
   Title of each class                 Name of each exchange on which registered
Common Stock $1 Par Value                         American Stock Exchange

	   Securities registered pursuant to Section 12(g) of the Act:



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

      State issuer's revenues for its most recent fiscal year.  $ 18,697,965

      Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1997: $27,362,610 based on 1,520,145 shares at the price of $18.00 per share.

      As of March 21, 1997, 3,000,000 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

		      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the 1997 annual meeting of shareholders, filed with the Commission, and Annual Report to Shareholders for the fiscal year ended December 31, 1996, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into
Part III.

	   Transitional Small Business Disclosure Format (check one):

		  YES                                       NO        X

				    PART I

Item 1 - Description Of Business

Southwest Georgia Financial Corporation (the "Registrant") is a Georgia bank holding company organized in 1980, which acquired 100% of the outstanding shares of Southwest Georgia Bank (the "Bank"), formerly known as Moultrie National Bank, in 1981. The Registrant's sole business is providing banking services to individuals and businesses principally in Colquitt County, Baker County and their surrounding counties of southwest Georgia through the Bank, its only subsidiary. The Bank commenced operations as a national banking association in 1928. Currently, it is an FDIC insured, state-chartered commercial bank.

The Registrant's executive office is located at 201 First Street, S. E., Moultrie, Georgia 31768, and its telephone number is (912) 985-1120.

All references herein to the Registrant include Southwest Georgia Financial Corporation and the Bank unless the context indicates a different meaning.

General

The Registrant is a registered bank holding company. All of the Registrant's activities are currently conducted by the Bank. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust department that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations.

Markets

The Registrant conducts banking activities in Colquitt and Baker Counties and their surrounding counties of Georgia. Agriculture plays an important part in the Colquitt and Baker County economy. Colquitt County grows a large portion of Georgia's produce crops, including turnips, cabbage, sweet potatoes, and squash. Also, Colquitt County is home to producers of tobacco, peanuts, cotton, and pork. Manufacturing firms employ a large number of Colquitt County residents. Apparel, lumber and wood products, and textile manufacturers are located in the Colquitt County area. Baker County's major crops are cotton and peanuts. The remaining major employers are service industries and retail stores. Approximately 37,000 and 3,600 persons reside in Colquitt and Baker Counties, respectively.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1996, the Registrant's deposit base, totaling $172,869,074 consisted of $22,023,134 in noninterest bearing demand deposits (12.74 percent of total deposits), $45,253,939 in interest bearing demand deposits including money market accounts (26.18 percent of total deposits), $14,407,557 in savings deposits (8.33 percent of total deposits), $71,744,099 in time deposits in amounts less than $100,000 (41.50 percent of total deposits), and $19,440,345 in time deposits of $100,000 or more (11.25 percent of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations; and both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1996, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 10.6%, 73.5% and 15.9%, respectively, of the Bank's total loan portfolio.

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

Asset/Liability Management

The Committee is charged with establishing policies to manage the assets and liabilities of the Bank. The Committee's task is to manage asset growth, net interest margin and liquidity, and capital in order to maximize income and reduce interest rate risk. To meet these objectives while maintaining prudent management of risks, the Committee directs the Bank's overall acquisition and allocation of funds. At its monthly meetings, the Committee reviews and discusses the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the local, state, and national economy.

Investment Policy

The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality, and regulatory constraints. The policy is reviewed periodically by the Board of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved monthly by the Board of Directors.

Employees

The Bank has 100 full-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good. None of the Bank's executive officers, except Mr. Clark, is employed pursuant to any employment contract. See Exhibit 10.4, which is incorporated herein by reference.

Competition

The banking business is highly competitive. The Bank competes with two other depository institutions in Colquitt County but no depository institution in Baker County. The Bank also competes with other financial service organizations located outside Colquitt and Baker Counties, including brokers, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, changes in the laws applicable to banks, savings and loan associations, and other financial institutions and the increased competition from investment bankers, brokers, and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates. See "Supervision and Regulation."

At December 31, 1996, the Registrant s total consolidated deposits and assets are $172,869,074 and $209,483,431, respectively. The Registrant s bank subsidiary is ranked as the largest among three depository institutions in Colquitt County, Georgia.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve"). The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

Payment of Dividends

The Registrant is a legal entity separate and distinct from the Bank. Most of the revenues of the Registrant result from dividends paid to it by the Bank. Statutory and regulatory restrictions exist that are applicable to the payment of dividends by the Bank as well as by the Registrant to its shareholders.

The Bank is a state chartered bank regulated by the Department of Banking and Finance (the DBF ) and the Federal Deposit Insurance Corporation (the
FDIC ). Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF unless such bank meets all the following requirements:

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

The payment of dividends by the Registrant and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1996, retained earnings totaled $15.9 million of which $10.5 million has been appropriated in order for the Bank to provide adequate lending limits for a single borrower. The remaining $5.4 million of retained earnings are available from the Bank to pay dividends. For 1996 the Registrant s cash dividend payout to stockholders was 21.5% of net income.

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

The Act requires every bank holding company to obtain prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank that is not already controlled; (ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and
(iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:
making or servicing loans and certain types of leases; performing certain data processing services; acting as fiduciary, investment or financial advisors; providing full-service brokerage under certain conditions; underwriting bank eligible securities; underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and making investments in corporations or projects designed primarily to promote community welfare.

The laws of Georgia require annual registration with the DBF by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations, management, and intercompany relationships of a bank holding company and its subsidiaries and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with; and the DBF may make examinations of the Company and of the Bank.

The Bank, as a state banking association, is subject to the supervision of, and is regularly examined by, the FDIC and DBF. Both the FDIC and the DBF must grant prior approval of any merger, consolidation, or other corporate reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

The Registrant and the Bank are "affiliates" under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to affiliates,
(ii) investments in the stock of affiliates by the Bank, (iii) the Bank's taking the stock of affiliates as collateral for loans by it to a borrower, and (iv) the purchase of assets from the Company by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extensions of credit, lease or sale of property, or furnishing of services.

Capital Adequacy

The Federal Reserve and FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum standard of total capital (as defined) to risk-rated assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-rated assets of four percent (4%); and (3) a minimum stockholders' equity to risk-based assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum of three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly rated banks. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries, and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess capital adequacy of banks and bank holding companies. The FDIC, the Office of Comptroller of Currency ("OCC"), and the Federal Reserve have amended effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards are not expected to have a significant effect on the Company's capital requirements.

Effective December 19, 1992, a new section 38 to the Federal Deposit Insurance Corporation Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" program is based upon five regulatory zones for banks in which all banks would be placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place a bank in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions will generally be subject to less onerous regulation and supervision than banks with lesser amounts of capital. The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act which place financial institutions in the following five categories based upon capitalization ratios: (1) A "well capitalized" institution has a total risk-based capital ratio of at least 10 percent, a Tier One risk-based ratio of at least 6 percent, and a leverage ratio of at least 5 percent; (2) An "adequately capitalized" institution has a total risk-based ratio of at least 8 percent, a Tier One risk-based ratio of at least 4 percent, and a leverage ratio of at least 4 percent; (3) An "undercapitalized" institution has a total risk-based capital ratio of under 8 percent, a Tier One risk-based capital ratio of under 4 percent, or a leverage ratio of under 4 percent; (4) A "significantly undercapitalized" institution has a total risk-based capital ratio of under 6 percent, a Tier One risk-based ratio of under 3 percent, or a leverage ratio of under 3 percent; and (5) A "critically undercapitalized" institution has a leverage ratio of 2 percent or less. Any institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The proposed regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank at December 31, 1996, would be considered to be a "well capitalized" institution if solely viewed on the basis of capital ratios. As an institution drops below the "well capitalized" category, it becomes subject to increasing scrutiny, decreasing management flexibility, and increasingly harsh regulatory actions. It is therefore important for banks to remain in the "well capitalized" category notwithstanding the minimum capital ratios described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Dividends" contained on pages 12 and 13 of the Registrant's 1996 Annual Report to Shareholders, which is incorporated herein by reference, for the Registrant's capital position.

Recent Legislation

On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA") which are intended to set distinct assessment standards for financial institutions. The revised regulations contain three evaluation tests: (1) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals, (ii) a services test which will evaluate the provisions of services that promote the availability of credit to low and moderate income areas, and (iii) an investment test which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority-owned businesses, and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions, and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon the Registrant and the Bank.

Congress, bank regulatory agencies, and various federal agencies such as HUD, the Federal Trade Commission, and the Department of Justice (collectively the "Federal Agencies") are responsible for implementing the nation's fair lending laws and have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years the Department of Justice has filed suit against financial institutions which it determined had discriminated against borrowers, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis; (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where this is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person; and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

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

On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit a bank holding company to acquire existing banks in any state effective September 29, 1995; and any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Code were superseded by the Federal Interstate Bill.

On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish new or additional branch banks in up to three counties within the state of Georgia in which it does not currently have operations. After July 1, 1998, all restrictions on state-wide branching would be removed. Prior to adoption of the Georgia Intrastate Bill, Georgia only permitted branching via merger or consolidation with an existing bank or in certain other limited circumstances.

FDIC Insurance Agreements

The Bank is subject to FDIC deposit insurance assessments for the Bank Insurance Fund (the "BIF"). In the first six months of 1995, the Bank was assessed $.23 per $100 of deposits based upon a risk-based system whereby banks are assessed on a sliding scale depending upon their placement in nine separate supervisory categories. The scale ranges from $.23 per $100 of deposits for the healthiest banks (those with the highest capital, best management, and best overall condition) to as much as $.31 per $100 of deposits for the less-healthy institutions, for an average of $.259 per $100 of deposits.

On August 8, 1995, the FDIC lowered the BIF premium for healthy banks 83% from $.23 per $100 in deposits to $.04 per $100 in deposits, while retaining the $.31 level for the riskiest banks. The average assessment rate was therefore reduced from $.232 to $.044 per $100 of deposits. The new rate took effect on September 29, 1995. On September 15, 1995, the FDIC refunded $89,130 to the Bank for premium overpayments in the second and third quarter of 1995. On November 14, 1995, the FDIC again lowered the BIF premium for healthy banks from $.04 per $100 of deposits to zero for the highest rated institutions (92% of the industry). Had the current rates been in effect for all of 1994 and 1995, the annual FDIC insurance premiums paid by the Bank would have been reduced by $270,000 and $160,000, respectively. In 1996 the Bank paid $58,000 in insurance premiums with respect to certain OAKER (Thrift) deposits acquired from the Resolution Trust Corporation which are assessed at $.23 per $100 of deposits.

On September 29, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted (the 1996 Act ). The 1996 Act s major accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund ( SAIF ) by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits. Also, the 1996 Act provided that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ( FICO ) bonds issued in the late 1980 s as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the

SAIF rates for such assessments for 1997, 1998, and 1999. After 1999 all FDIC insured institutions will pay the same assessment rates. For the first six months of 1997, the assessment for the FICO bond payments will be $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. The FDIC announced on November 26, 1996, that the premium for the first six months of 1997 for deposit insurance assessments would range from zero to $.27 per $100 of deposits with 94% of banks paying nothing for deposit insurance. One of the provisions of the 1996 Act was to eliminate the minimum $2,000 per year charge for deposit insurance. As a result, the Bank will pay no premium for deposit insurance in the first six months of 1997 but will pay a first quarter FICO bond assessment of approximately $9,000. The Bill also provided for certain limited regulatory relief and modifications to certain out-of-date regulations.

Executive Officers Of The Registrant

Executive officers are elected by the Board of Directors annually in April and hold office until the following April unless they earlier resign or are removed from office by the Board of Directors.

The executive officers of the Registrant and their ages, positions with the Registrant, and terms of office as of January 31, 1997, are as follows:

							    Officer Of The
    Name (Age)                   Principal Position        Registrant Since
John H. Clark           Chief Executive Officer and Vice         1980
  (59)                  Chairman of the Registrant and
			Bank

Cecil Alvis             Chief Operating Officer and President    1982
  (62)                  of the Registrant and Bank

Violet K. Weaver        Executive Vice President and Secretary   1981
  (61)                  of the Registrant and Bank

John J. Cole, Jr.       Senior Vice President of the             1984
  (46)                  Registrant and Senior Vice President
			and Cashier of the Bank

George R. Kirkland      Senior Vice President and Treasurer      1991
  (46)                  of the Registrant and Senior Vice
			President and Comptroller of the Bank

C. Broughton Williams   Senior Vice President of the Registrant  1993
  (60)                  and Bank

Frank E. Davis          Senior Vice President of the Registrant  1996
  (43)                  and Senior Vice President and Trust
			Officer of the Bank

C. Wallace Sansbury     Senior Vice President of the Registrant  1996
  (54)                  and Bank

Lamar F. Seay           Vice President of the Registrant         1992
  (57)                  and Bank

Judy M. Owens           Vice President of the Registrant         1993
  (52)                  and Vice President and Trust
			Officer of the Bank

Randall L. Webb, Jr.    Vice President of the Registrant         1994
  (48)                  and Bank

Geraldine A. Ferrone    Vice President of the Registrant         1995
  (50)                  and Bank

Robert M. Carlton, Jr.  Vice President of the Registrant         1995
  (55)                  and Bank

Margaret H. Lewis       Vice President of the Registrant         1995
  (52)                  and Bank

The following is a brief description of the business experience of the executive officers of the Registrant. Except as otherwise indicated, each executive officer has been engaged in their present or last employment, in the same or similar position, for more than five years.

Mr. Clark has served as Chief Executive Officer and Vice Chairman of the Board of both the Bank and the Registrant since December 1996. Previously, he has served as President and Director of the Bank since 1978 and President and Director of the Registrant since 1980.

Mr. Alvis became Chief Operating Officer and President of the Bank and Registrant in December 1996. Previously, he had been Executive Vice President of the Bank and the Registrant since 1993. Also, he has served as Senior Vice President of the Bank since 1986 and Vice President of the Registrant since 1982.

Mrs. Weaver became Executive Vice President in December 1996. Previously, she has served as Senior Vice President and Secretary of the Bank since 1986 and became Senior Vice President and Secretary of the Registrant in 1992. Previously, she had been Vice President and Secretary of the Registrant since 1990 and Vice President and Secretary of the Bank from 1976 to 1986.

Mr. Cole became Senior Vice President and Cashier of the Bank and Senior Vice President of the Registrant in 1992. Previously, he had been Senior Vice President and Comptroller of the Bank from 1986 to 1992 and Vice President and Treasurer of the Registrant since 1984.

Mr. Kirkland became Senior Vice President and Treasurer of the Registrant and Senior Vice President and Comptroller of the Bank in 1993. Previously he had been Vice President and Comptroller of the Bank and Vice President and Treasurer of the Registrant since 1991. Also, he had served as Vice President of Duval Federal Savings Association from 1990 to 1991 and Vice President of Florida National Bank from 1986 to 1990.

Mr. Williams became Senior Vice President of the Bank and Registrant in 1994. Previously, he had been Vice President of the Bank and Registrant since 1993. Also, he had served as Moultrie City President and Chairman of the Local Board of Advisory Directors of NationsBank of Georgia, N.A. from 1987 to 1992 and with Citizens and Southern National Bank of Georgia from 1959 to 1987.

Mr. Davis became Senior Vice President and Trust Officer of the Bank and Senior Vice President of the Registrant in June 1996. Previously, he had been Vice President and Trust Officer of First National Bank in Gainesville, Georgia, from 1995 to 1996 and Vice President and Senior Trust Officer of Centura Bank in Wilmington, N.C., from 1988 to 1995.

Mr. Sansbury became Senior Vice President of the Bank and Registrant in December 1996. Previously, he had been Executive Vice President and Senior Credit Officer at Regions Bank in Ellijay, Georgia, from 1994 to 1996 and an Officer of Nationsbank of Georgia, N.A. from 1983 to 1994.

Mr. Seay became Vice President of the Registrant in 1992 and has served as Vice President of the Bank since 1988.

Mrs. Owens became Vice President and Trust Officer of the Bank and Vice President of the Registrant in 1993. Previously, she had been Assistant Vice President and Trust Officer of the Bank from 1991 to 1993 and Assistant Trust Officer of the Bank since 1984.

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

Mrs. Lewis became Vice President of the Bank and Registrant in 1995. Previously, she had been Assistant Vice President of the Bank since 1986.

Selected Statistical Information

The statements below show, for the periods indicated, the daily average balances outstanding for the major categories of earning assets and interest bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

Average Balance Sheets and Net Interest Income Analysis

Condensed average balance sheets for the years indicated are presented below:

						   Year Ended December 31, 1996
						 Average
						 Balance      Interest       Rate
ASSETS                                                (Thousands Of Dollars)
Cash and due from banks                        $    6,136     $     -           - %

Earning assets:
  Interest bearing deposits                         2,778          151        5.44%
  Loans, net (a) (b) (c)                          113,123       12,302       10.87%
  Taxable investment securities
     held-to-maturity                              70,362        4,525        6.43%
  Nontaxable investment securities (c)
     held-to-maturity                                 500           56       11.20%
  Other short-term investments
     held-to-maturity                               1,388           99        7.13%
  Federal funds sold and securities
     purchased with agreements to resell            1,984          104        5.24%

	Total earning assets                      190,135       17,237        9.07%
Premises and equipment                              3,327
Other assets                                        5,718

Total assets                                   $  205,316

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                $   19,622     $     -           - %

Interest bearing liabilities:
  Savings deposits                                 61,516        1,622        2.64%
  Time deposits                                    89,227        4,902        5.49%
  Federal funds purchased and securities
     sold under agreements to repurchase            2,067          117        5.66%
  Other borrowings                                  9,500          571        6.01%

	Total interest bearing liabilities        162,310        7,212        4.44%
Other liabilities                                   1,993

	Total liabilities                         183,925

Common stock                                        3,000
Surplus                                             1,972
Retained earnings                                  18,853
Less treasury stock                             (   2,434)

	Total shareholders' equity                 21,391

Total liabilities and shareholders' equity     $  205,316

Net interest income and margin                                $ 10,025        5.27%

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials, Continued

Average Balance Sheets and Net Interest Income Analysis, Continued

						   Year Ended December 31, 1995
						 Average
						 Balance      Interest       Rate
ASSETS                                               (Thousands Of Dollars)
Cash and due from banks                        $    6,213     $     -           - %

Earning assets:
  Interest bearing deposits                         3,982          234        5.88%
  Loans, net (a) (b) (c)                          113,515       12,405       10.93%
  Taxable investment securities
     held-to-maturity                              63,856        4,173        6.54%
  Nontaxable investment securities (c)
     held-to-maturity                                 500           56       11.20%
  Other short-term investments
     held-to-maturity                               1,295           92        7.10%
  Federal funds sold and securities
     purchased with agreements to resell            2,798          163        5.83%

	Total earning assets                      185,946       17,123        9.21%
Premises and equipment                              2,875
Other assets                                        6,780

Total assets                                   $  201,814

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                $   19,094     $     -           - %

Interest bearing liabilities:
  Savings deposits                                 61,805        1,850        2.99%
  Time deposits                                    88,316        4,703        5.33%
  Federal funds purchased and securities
     sold under agreements to repurchase            2,230          120        5.38%
  Other borrowings                                  9,500          569        5.99%

	Total interest bearing liabilities        161,851        7,242        4.47%
Other liabilities                                   1,724

	Total liabilities                         182,669

Common stock                                        3,000
Surplus                                             1,932
Retained earnings                                  16,716
Less treasury stock                             (   2,503)

	Total shareholders' equity                 19,145

Total liabilities and shareholders' equity     $  201,814

Net interest income and margin                                $  9,881        5.31%

				      -14-

Interest Rates
(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees as follows (in thousands): 1996 - $518 and 1995 - $358.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 1996 and 1995.


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

								       (a)
								      Due To
						      Increase      Changes In
				     1996      1995  (Decrease)  Volume     Rate
						(Thousands Of Dollars)
Interest earned on:
  Interest bearing deposits       $    151  $    234  $ (   83)  $ (  66)  $ (  17)
  Loans, net (b)                    12,302    12,405    (  103)    (  43)    (  60)
  Taxable investment
     securities held-to-maturity     4,523     4,173       352       417     (  65)
  Nontaxable investment
     securities (b) held-to-
     maturity                           56        56        -         -         -
  Other held-to-maturity                99        92         7         7        -
  Federal funds sold and
     securities purchased
     under agreements to resell        104       163    (   59)   (   44)    (  15)

       Total interest income        17,237    17,123       114       271     ( 157)

Interest paid on:
  Savings deposits                   1,622     1,850    (  228)   (    9)    ( 219)
  Time deposits                      4,902     4,703       199        49       150
  Federal funds purchased
     and securities sold under
     agreements to repurchase          117       120    (    3)   (    9)        6
  Other borrowings                     571       569         2        -          2

       Total interest expense        7,212     7,242    (   30)       31     (  61)

Net interest earnings             $ 10,025  $  9,881  $    144   $   240   $ (  96)

								       (a)
								      Due To
						       Increase     Changes In
				     1995      1994   (Decrease)  Volume     Rate
					       (Thousands Of Dollars)
Interest earned on:
  Interest bearing deposits       $    234  $    109  $    125   $   106   $    19
  Loans, net (b)                    12,405    11,133     1,272       307       965
  Taxable investment
     securities held-to-maturity     4,173     3,602       571       489        82
  Nontaxable investment
     securities (b) held-to-

     maturity                           56        56        -         -         -
  Other held-to-maturity                92        76        16         3        13
  Federal funds sold and
     securities purchased
     under agreements to resell        163       176   (    13)       44    (   57)

       Total interest income        17,123    15,152     1,971       949     1,022

Interest paid on:
  Savings deposits                   1,850     1,763        87        42        45
  Time deposits                      4,703     3,320     1,383       507       876
  Federal funds purchased
     and securities sold under
     agreements to repurchase          120       185   (    65)   (  316)      251
  Other borrowings                     569       550        19        -         19

       Total interest expense        7,242     5,818     1,424       233     1,191

Net interest earnings             $  9,881  $  9,334  $    547   $   716   $(  169)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 1996 and 1995 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

					    Years Ended December 31,
				 1996               1995                1994
					   (Thousands Of Dollars)
U. S. Treasury and other
U. S. Government agencies     $ 71,475            $ 69,519            $ 61,846
State and municipal              2,580                 500                 500
Other investments                1,425               1,308               1,247

       Total investment
	  securities          $ 75,480            $ 71,327            $ 63,593

The following table shows the maturities of investment securities at December 31, 1996, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

						  MATURITY
					 After One        After Five
		       Within            But Within       But Within         After
		      One Year           Five Years       Ten Years        Ten Years

		   Amount   Yield     Amount    Yield   Amount  Yield    Amount    Yield

					     (Thousands Of Dollars)
U. S. Treasury and
  Other U. S.
  Government
  Agencies        $ 16,977   5.69%   $ 54,498   6.45%   $  -      -     $    -      -
State and
  municipal            500  11.36%       230    7.01%     400   7.32%     1,450   7.80%
Other
  investments           -       -       1,425   7.11%      -      -          -      -

      Total       $ 17,477   5.85%   $ 56,153   6.30%   $ 400   7.32%   $ 1,450   7.80%

The calculation of weighted average yields is based on the cost and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 1996 and 1995, securities carried at approximately $24,653,000 and $25,310,000, respectively, were pledged to secure public and trust deposits as required by law.

Loan Portfolio

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to type of loan.

					Years EndedDecember 31,
				    1996          1995          1994
					   (Thousands Of Dollars)
  Commercial, financial and
    agricultural                 $  18,450     $  17,706     $  14,827
  Real estate - construction            -             -             -
  Real estate - mortgage            85,338        87,319        92,301
  Other                                208            45            60
  Installment                       12,369        11,700        11,343
	 Total loans               116,365       116,770       118,531
  Less:
    Unearned income                    156           177           236
    Allowance for loan losses        2,009         2,140         2,028

	 Net loans               $ 114,200     $ 114,453     $ 116,267

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the distribution of the commercial, financial and agricultural loan portfolio, excluding real estate mortgage and consumer loans at December 31, 1996.

							Commercial,
							 Financial
							    and
							Agricultural
						    (Thousands Of Dollars)

Distribution of loans which are due:
    In one year or less                                    $  12,151
    After one year but within five years                       4,470
    After five years                                           1,829

	   Total                                            $ 18,450

				      -18-

Loan Maturities and Sensitivity to Changes in Interest Rates, Continued

The following table shows, for the selected loans above due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 1996.

						    Loans With
			      Predetermined         Loans With
				  Rates           Floating Rates       Total
					      (Thousands Of Dollars)
  Commercial, financial
    and agricultural             $ 1,449             $ 4,850          $ 6,299

Risk Elements In The Loan Portfolio

The following table presents information concerning outstanding balances of nonperforming loans at December 31, 1996 and 1995. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans");
(b) loans which are contractually past due 90 days or more as to interest or principal payments ("past-due loans"); (c) loans for which the terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("renegotiated loans"); and (d) loans now current but where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms ("potential problem loans").

		     Nonaccrual    Past-Due   Renegotiated     Potential
		       Loans         Loans        Loans      Problem Loans     Total
					(Thousands Of Dollars)
  December 31, 1996  $   225       $    74       $   70        $   229        $   598
  December 31, 1995  $   304       $    35       $   72        $   302        $   713

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

					       Years Ended December 31,
				      1996        1995        1994        1993
					    (Thousands Of Dollars)
Average amount of net
  loans outstanding                $ 113,123   $ 113,515   $ 110,523   $ 108,586
Amount of allowance for
  loan losses at beginning
  of period                        $   2,140   $   2,028   $   1,825   $   1,657
Reserve for loan losses of
  acquired affiliate                      -           -          162          -
Amount of loans charged off
  during period:
  Commercial, financial and
    agricultural                         234          35          12          65
  Real estate - mortgage                   1          51          10          80
  Installment                            136         127          99          46

       Total loans charged off           371         213         121         191

Amount of recoveries during period:
  Commercial, financial, and
    agricultural                          11          -            1           1
  Real estate - mortgage                   5          11           2           4
  Installment                             44          54          39          24

       Total loans recovered              60          65          42          29

Net loans charged off
  during period                          311         148          79         162
Additions to allowance for
  loan losses charged to operating
  expense during period                  180         260         120         330

       Amount of allowance for
	 loan losses at end
	   of period               $   2,009   $   2,140   $   2,028   $   1,825
Ratio of net charge-offs
  during period to average
  loans outstanding for
  the period                            .27%        .13%        .07%        .15%

The allowance is based upon management's analysis of the portfolio under current and expected economic conditions. This analysis includes a study of loss experience, a review of delinquencies, and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. Based on the above factors, management considers the current allowance to be adequate.

Allocation of Allowance For Loan Losses

Management has allocated the allowance for loan losses within the categories of loans set forth in the table below according to amounts deemed reasonably necessary to provide for possible losses. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below.

				 December 31, 1996            December 31, 1995
					    Percent Of                   Percent Of
					     Loans In                     Loans In
      Category                Allocation     Category     Allocation      Category
					    (Thousands Of Dollars)
Domestic:
   Commercial, financial
      and agricultural         $   402         15.9%        $   449         13.7%
   Real estate - mortgage        1,406         73.8%          1,476         76.2%
   Installment                     201         10.3%            215         10.1%

	 Total                 $ 2,009        100.0%        $ 2,140        100.0%

The calculation is based upon total loans including unearned interest. Management believes that the portfolio is well diversified and, to a large extent, secured without undue concentrations in any specific risk area. Control of loan quality is regularly monitored by management and is reviewed by the Bank's Board of Directors which meets monthly. Independent external review of the loan portfolio is provided by examinations conducted by regulatory authorities. The amount of additions to the allowance for loan losses charged to operating expense for the periods indicated were based upon many factors, including actual charge offs and evaluations of current and prospective economic conditions in the market area. Management believes the allowance for loan losses is adequate to cover any potential loan losses.

Deposits

The average amounts of deposits for the last three years are presented below.

					    Years Ended December 31,
				      1996            1995           1994
					     (Thousands Of Dollars)
  Domestic Bank Offices

  Noninterest bearing
    demand deposits                $  19,622       $  19,094       $  16,836

  NOW accounts                        34,020          35,773          31,325
  Money market deposit
    accounts                          11,894          10,104           9,426
  Savings                             15,602          15,928          19,609
  Time deposits                       89,227          88,316          77,441

	 Total interest bearing      150,743         150,121         137,801

	 Total average deposits    $ 170,365       $ 169,215       $ 154,637

The maturity of certificates of $100,000 or more as of December 31, 1996, are presented below.

							 (Thousands Of Dollars)
  3 months or less                                              $  4,644
  Over 3 months through 6 months                                   3,199
  Over 6 months through 12 months                                  5,892
  Over 12 months                                                   5,705

	 Total outstanding                                      $ 19,440

Return On Equity And Assets

Certain financial ratios are presented below.

					   Years Ended December 31,
				   1996              1995              1994
Return on average assets           1.51%             1.46%             1.42%

Return on average equity          14.46%            15.40%            15.76%

Dividend payout ratio
  (dividends declared
  divided by net income)          21.52%            26.79%            26.61%

Average equity to average
  assets ratio                    10.42%             9.49%             9.03%

Item 2 - Description of Property

The executive offices of the Registrant and the main banking office of the Bank are located in a 19,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. Also, in 1991 the Registrant acquired an 11,000 square foot federal branch banking office, and an adjacent 5,000 square foot building was renovated in 1992 for the Bank's operations center. The Trust division has been relocated to the federal branch building located at 25 Second Avenue, Moultrie, Georgia. In 1993 the Registrant purchased a vacant building and lot located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia. This building was renovated for the Bank's Administrative Services Division offices, training and meeting rooms, and record storage. In 1994 the Registrant acquired a 4,400 square foot Baker County branch banking office located at the intersection of Highways 91 and 200, Newton, Georgia. All of these facilities are adequate for present operations.

All the buildings and land, which include parking and ten drive-in teller stations, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in the federal branch office, and two additional automated teller machines located in Doerun and Norman Park, Georgia. These automated teller machines are linked to the Honor network of automated teller machines.

Item 3 - Legal Proceedings

There are no material pending legal proceedings to which the Registrant or the Bank is a party or to which any of their property is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 1996 for a vote of the security holders through the solicitation of proxies or otherwise.

				    PART II

Item 5 - Market for Common Equity and Related Stockholder Matters

Market for common equity and related stockholder matters appear under the caption Management s Discussion and Analysis of Financial Condition and Results of Operation on pages 12 through 13 of the Registrant s 1996 Annual Report to Shareholders and is incorporated herein by reference.

Item 6 - Management's Discussion and Analysis or Plan of Operation

Management's discussion and analysis or plan of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 4 through 13 of the Registrant's 1996 Annual Report to Shareholders and is incorporated herein by reference. For further information about the Registrant, see selected statistical information on pages 13 - 23 of this report on Form 10-KSB.

Item 7 - Financial Statements

The report of independent auditors, the consolidated financial statements, and notes to the consolidated financial statements on pages 14 through 38 of the Registrant's 1996 Annual Report to Shareholders are incorporated herein by reference.

Item 8 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the Registrant's two most recent fiscal years, the Registrant did not change accountants and had no disagreement with its accountants on any matter of accounting principles or practices or financial statement disclosure.

				   PART III

Item 9 - Directors, Executive Officers, Promoters, and Control Persons:
Compliance With Section 16(a) of the Exchange Act

The information contained under the heading "Information About Nominees For Director" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 22, 1997, filed with the Commission, is incorporated herein by reference. Information on Form 10-KSB relating to the executive officers of the Registrant is included in Item 1 of this report.

Item 10 - Executive Compensation

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 22, 1997, filed with the Commission, is incorporated herein by reference.

Item 11 - Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 22, 1997, filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Registrant's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

Item 12 - Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 22, 1997, filed with the Commission, is incorporated herein by reference.

Item 13 - Exhibits and Reports on Form 8-K
a.  Exhibits:

    The exhibits filed as part of this registration statement are as follows:

    Exhibit Number                         Description Of Exhibit

	 3.1 Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated.

	 3.2        By-Laws of the Registrant as amended (included as Exhibit
		    3.2 to the Registrant's Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

	 10.1 Pension Retirement Plan of the Registrant, as amended and restated (included as Exhibit 10.1 to the Registrant's Form 10-KSB dated December 31, 1994, and previously filed with the Commission and incorporated herein by reference).*

	 10.2 Form of Directors Deferred Compensation Plan of the Registrant (included as Exhibit 10.3 to the Registrant's Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

	 10.3       Employment Agreement of John H. Clark (included as
		    Exhibit 10.4 to the Registrant's Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

	 10.4 Directors and Executive Officers' Stock Purchase Plan of the Registrant dated March 18, 1992 (included as Exhibit
		    10.7 to the Registrant's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).*

	 10.5 Advances, specific collateral pledged, and security agreement between the Federal Home Loan Bank of Atlanta and the Bank dated January 27, 1992, and confirmation of credit services transaction for new money advances in the amount of $4,000,000 dated February 10, 1992, $2,500,000
		    dated September 4, 1992, and $1,500,000 dated September 8, 1992 (included as Exhibit 10.10 to the Registrant's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).

	 10.6 Supplemental Retirement Plan of the Registrant dated December 21, 1994, and the Trust under the Registrant's Supplemental Retirement Plan dated December 21, 1994 (included as Exhibit 10.11 to the Registrant's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).

   Exhibit Number                         Description Of Exhibit

	 10.7 Employee Stock Ownership Plan and Trust of the Registrant as amended by Amendment No. 2 (included as Exhibit 10.13 to the Registrant's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

	  13 Southwest Georgia Financial Corporation Annual Report to Shareholders for the fiscal year ended December 31, 1996. With the exception of information expressly incorporated herein, the 1996 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-KSB.

	  22 Subsidiaries of the Registrant (included as Exhibit 22 to the Registrant s Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

	  99        Proxy Statement relating to the 1997 Annual Meeting of
		    Shareholders.

  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

b. No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1996.

				 Exhibit Index
    Exhibit Number              Description Of Exhibit               Page Number


	 3.1        Articles of Incorporation of Southwest Georgia        31
		    Financial Corporation, as amended and restated.

	  13        Southwest Georgia Financial Corporation Annual        40

		    Report to Shareholders for the fiscal year ended December 31, 1996. With the exception of information expressly incorporated herein, the 1996 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-KSB.

	  99        Proxy Statement relating to the 1997 Annual           76
		    meeting of Shareholders

				  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				      Southwest Georgia Financial Corporation
						    (Registrant)

Date: March 20, 1997                  By:   /s/ John H. Clark
					    JOHN H. CLARK
					    VICE CHAIRMAN AND
					    CHIEF EXECUTIVE OFFICER


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John H. Clark                                      Date:  March 20, 1997
JOHN H. CLARK
Vice Chairman and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                                 Date:  March 20, 1997
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ Leo T. Barber, Jr.                                 Date:  March 20, 1997
LEO T. BARBER, JR.
Chairman and Director

/s/ Albert W. Barber                                   Date:  March 20, 1997
ALBERT W. BARBER
Director

/s/ Jack Short                                         Date:  March 20, 1997
JACK SHORT
Director

/s/ Robert M. Duggan                                   Date:  March 20, 1997
ROBERT M. DUGGAN

Director

/s/ Richard L. Moss                                    Date:  March 20, 1997
RICHARD L. MOSS
Director

/s/ E. J. McLean, Jr.                                  Date:  March 20, 1997
E. J. MCLEAN, JR.
Director

/s/ Johnny R. Slocumb                                  Date:  March 20, 1997
JOHNNY R. SLOCUMB
Director

/s/ Roy Reeves                                         Date:  March 20, 1997
ROY REEVES
Director

/s/ Glenn D. Moon                                      Date:  March 20, 1997
GLENN D. MOON
Director

/s/ Lee C. Redding                                     Date:  March 20, 1997
LEE C. REDDING
Director

/s/ R. Bradford Burnette                               Date:  March 20, 1997
R. BRADFORD BURNETTE
Director

/s/ Cecil W. Alvis                                     Date:  March 20, 1997
CECIL W. ALVIS
Chief Operating Officer and Director