Form 10QSB
period 1997-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1997-05-13
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D. C.  20549

                                FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                  For the quarterly period ended March 31, 1997

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


               Class                           Outstanding At April 30, 1997
          Common Stock, $1 Par Value                       3,000,000

                        PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

      a.    Consolidated balance sheets - March 31, 1997 and
            December 31, 1996.

      b. Consolidated statements of income - for the three months ended March 31, 1997 and 1996.

      c. Consolidated statements of cash flows - for the three months ended March 31, 1997 and 1996.



                           SOUTHWEST GEORGIA FINANCIAL CORPORATION

                                 CONSOLIDATED BALANCE SHEETS

                            MARCH 31, 1997 AND DECEMBER 31, 1996
                                         __________
                                                       March 31,        December 31,
                                       ASSETS            1997               1996
Cash and due from banks                             $   6,513,983     $   7,353,763
Interest-bearing deposits with banks                      108,835         1,231,827
Federal funds sold                                      1,060,000         2,010,000
Securities to be held to maturity:
  Taxable(market value $78,727,409 and $75,489,134)    78,826,039        74,980,199
  Tax exempt (market value $503,329 and $507,952)         500,000           500,000
        Total investment securities                    79,326,039        75,480,199

Loans                                                 119,310,150       116,365,754
Less:  Unearned income                               (    142,061)     (    156,871)
       Allowance for loan losses                     (  2,015,979)     (  2,008,655)
        Loans, net                                    117,152,110       114,200,228

Premise and equipment, net                              3,311,789         3,333,961
Other assets                                            5,802,346         5,873,453
        Total assets                                $ 213,275,102     $ 209,483,431

                            LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                           $  21,718,785     $  22,023,134
     Other time accounts                              154,129,206       150,845,940

        Total deposits                                175,847,991       172,869,074
  Federal funds purchased and securities
     sold under repurchase agreements                   2,242,246         2,176,946
     Other borrowed funds                               1,500,000         1,500,000
  Long-term debt                                        8,000,000         8,000,000
  Other liabilities                                     2,588,447         2,424,097

        Total liabilities                             190,178,684       186,970,117
Stockholders' equity:
  Common stock - par value $1 authorized
     5,000,000 shares; issued 3,000,000 shares          3,000,000         3,000,000
  Capital surplus                                       2,010,046         2,010,046
  Retained earnings                                    20,502,021        19,918,917
  Treasury stock - 439,209 shares for
     1997 and 1996 at cost                           (  2,415,649)     (  2,415,649)

        Total stockholders' equity                     23,096,418        22,513,314

        Total liabilities and stockholders' equity  $ 213,275,102     $ 209,483,431

                           SOUTHWEST GEORGIA FINANCIAL CORPORATION

                              CONSOLIDATED STATEMENTS OF INCOME
                                                                 For The Three Months
                                                                    Ended March 31,
                                                                1997              1996
Interest income:
  Interest and fees on loans                                $ 3,078,209       $ 3,033,802
  Interest and dividends on securities held to maturity:
     Taxable                                                  1,176,605         1,127,097
     Tax exempt                                                   9,375             9,375
  Interest on other short-term investments                       84,613            84,650

        Total interest income                                 4,348,802         4,254,924

Interest expense:Deposits                                     1,630,735         1,651,874
  Other borrowings                                              172,009           169,434

        Total interest expense                                1,802,744         1,821,308

        Net interest income                                   2,546,058         2,433,616
Provision for loan losses                                        45,000            45,000

        Net interest income after provision for loan losses   2,501,058         2,388,616

Noninterest income:
  Service charges on deposit accounts                           208,620           204,201
  Fees for trust services                                        67,255            46,196
  Other income                                                  104,826           195,847
       Total noninterest income                                 380,701           446,244

Noninterest expense:
  Salaries and employee benefits                                952,763           871,980
  Occupancy expense                                              94,392            92,341
  Equipment expense                                             108,824            73,889
  Other operating expenses                                      503,496           503,189
       Total noninterest expenses                             1,659,475         1,541,399

       Income before income taxes                             1,222,284         1,293,461

Provision for income taxes                                      383,100           386,800
       Net income                                           $   839,184       $   906,661

Earnings per share of common stock:
  Net income                                                $       .33       $       .35
  Dividends paid                                                    .10               .16
  Weighted average shares outstanding                         2,560,791         2,554,842



                           SOUTHWEST GEORGIA FINANCIAL CORPORATION

                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         __________
                                                                      For The Three Months
                                                                        Ended March 31,
                                                                    1997              1996
Cash flows from operating activities:
  Net income                                                   $   839,184       $   906,661
  Adjustments to reconcile net income to net
     cash provided by operating activities:
     Provision for loan losses                                      45,000            45,000
     Depreciation                                                  112,419            84,809
     Net amortization and accretion of investment securities    (   46,561)           17,409
     Net loss (gain) on sale and disposal of assets                     -         (    6,948)
     Changes in:
       Other assets                                                 40,258        (   25,701)
       Other liabilities                                           164,350        (  306,193)

        Net cash provided by operating activities                1,154,650           715,037

Investing activities:
  Proceeds from maturities of securities held to maturity        5,015,000         2,000,000
  Purchase of securities held to maturity                       (8,814,279)       (2,099,788)
  Net change in other short-term investments                       950,000        (2,045,000)
  Net change in loans                                           (2,996,882)        1,544,434
  Purchase of premises and equipment                            (   90,398)       (  106,612)
  Proceeds from sales of other assets                               31,000            64,615
  Net (increase) decrease in interest
     bearing deposits with banks                                 1,122,992         1,852,465

        Net cash provided by (used for)  investing activities   (4,782,567)        1,210,114

Financing activities:
  Net change in deposits                                         2,978,917        (4,206,139)
  Net change in federal funds purchased and
     securities sold under repurchase agreements                    65,300            23,360
  Cash dividends declared                                       (  256,080)              -
        Net cash provided by (required for)
          financing activities                                   2,788,137        (4,182,779)

Increase (decrease) in cash and due from bank                  (   839,780)       (2,257,628)

Cash and due from banks - beginning of period                    7,353,763         7,645,411
Cash and due from banks - end of period                        $ 6,513,983       $ 5,387,783

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



The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interimperiods presented.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The Corporation's net income before taxes for the three month period of 1997 was $1.222 million compared to $1.293 million for the same period in 1996. This $71 thousand or 5.5 percent decrease in earnings before taxes is primarily attributable to several nonrecurring income items in the first three months of 1996 which, if excluded, would primarily result in flat earnings year to year.

      Total interest income increased $94 thousand comparing the first three months in 1997 to the same period in 1996. The majority of the increase in interest income occurred in interest and dividends on investment securities and in interest and fees on loans. Increases in interest from both loans and securities are related to the growth in average volume of loans and investment securities.

      The total interest expense decreased $19 thousand or 0.01 percent in the first three months of 1997 compared to the same period in 1996. Over this period, the average balances on interest bearing deposits grew more than $2 million or 1.40 percent. The decrease in interest expense is primarily related to slight decreases in rates on time deposits and savings deposits. The rate on time deposits decreased 9 basis points while the rate on savings deposits declined 7 basis points comparing the first three months of 1997 to the same period in 1996.

      Other income decreased $66 thousand or 14.7 percent for the first three months of 1997 compared to the same period a year ago. This decrease in other noninterest income primarily relates to a decrease in income from insurance commissions and other real estate owned.

      Total other expenses increased $118 thousand or 7.7 percent for the first three months of 1997 compared to the same period in 1996. This increase in other noninterest expenses primarily resulted from increases in salary and employee benefits, legal expense, equipment expense, and computer expense partially offset by decreases in the FDIC assessment, travel and entertainment, and amortization of premium on purchased deposits. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.

                          PART II - OTHER INFORMATION
ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits - None

      b. There have been no reports filed on Form 8-K for the quarter ended March 31, 1997.

                                  SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SOUTHWEST GEORGIA FINANCIAL CORPORATION

Date: May 9, 1997         BY:     s/George R. Kirkland

                          GEORGE R. KIRKLAND
                          SENIOR VICE-PRESIDENT
                          FINANCIAL AND ACCOUNTING OFFICER