Form 10QSB
period 1997-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1997-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D. C.  20549

                           FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 1997

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

        Class                           Outstanding At July 15, 1997
Common Stock, $1 Par Value                         3,000,000

                  PART I - FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

      a.    Consolidated balance sheets - June 30, 1997 and
            December 31, 1996.

      b. Consolidated statements of income - for the six months and the three months ended June 30, 1997 and 1996.

      c. Consolidated statements of cash flows - for the six months ended June 30, 1997 and 1996.

                        SOUTHWEST GEORGIA FINANCIAL CORPORATION
                               CONSOLIDATED BALANCE SHEETS
                           June 30, 1997 and December 31, 1996
                                                            June 30,          December 31,
                                                              1997                1996
ASSETS
Cash and due from banks                                $    6,835,588       $   7,353,763
Interest-bearing deposits with banks                          450,628           1,231,827
Federal funds sold                                          1,750,000           2,010,000
Securities to be held to maturity
  Taxable (Market Value $74,145,199 and $75,489,134)       73,827,381          74,980,199
  Tax Exempt (Market Value $500,000 and $507,952)             500,000             500,000
       Total Investment Securities                         74,327,381          75,480,199

Loans                                                     117,283,348         116,365,754
Less:  Unearned Income                                     (  142,100)         (  156,871)
       Allowance for loan losses                           (1,964,868)         (2,008,655)
       Loans, net                                         115,176,380         114,200,228

Premises and equipment, net                                 3,435,031           3,333,961
Other assets                                                5,775,258           5,873,453

       Total assets                                    $  207,750,266       $ 209,483,431

                           LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
     Non-interest bearing                              $   20,592,369       $  22,023,134
     Other time accounts                                  149,997,374         150,845,940
       Total deposits                                     170,589,743         172,869,074
  Federal funds purchased and securities
    sold under repurchase agreements                        1,960,300           2,176,946
  Other borrowed funds                                      1,500,000           1,500,000
  Long-term debt                                            8,000,000           8,000,000
  Other liabilities                                         1,942,741           2,424,097
       Total liabilities                                  183,992,784         186,970,117

Stockholders' equity:
  Common stock - par value $1; authorized
    5,000,000 shares; issued 3,000,000 shares               3,000,000           3,000,000
  Capital surplus                                           2,010,046           2,010,046
  Retained earnings                                        21,163,085          19,918,917
  Treasury stock 439,209 shares for
    1997 and 1996, at cost                                 (2,415,649)         (2,415,649)
       Total stockholders' equity                          23,757,482          22,513,314

       Total liabilities and stockholders' equity      $  207,750,266       $ 209,483,431

                              SOUTHWEST GEORGIA FINANCIAL CORPORATION
                                 CONSOLIDATED STATEMENTS OF INCOME
                                               For The Six Months              For The Three Months
                                                  Ended June 30,                  Ended June 30,
                                               1997            1996            1997            1996
Interest income:
  Interest and fees on loans               $  6,200,563    $  6,027,280    $  3,122,354    $  2,993,478
  Interest and dividends on securities
    held to maturity:
    Taxable                                   2,500,180       2,291,089       1,323,575      1,163,992
    Tax exempt                                   18,750          18,750           9,375          9,375
  Interest on other short-term investments      132,058         163,530          47,445         78,880

       Total interest income                  8,851,551       8,500,649       4,502,749      4,245,725

Interest expense:
  Deposits                                    3,274,066       3,254,671       1,643,331      1,602,797
  Other borrowings                              345,410         337,379         173,401        167,945

       Total interest expense                 3,619,476       3,592,050       1,816,732      1,770,742

       Net interest income                    5,232,075       4,908,599       2,686,017      2,474,983

Provision for loan losses                        90,000          90,000          45,000         45,000

       Net interest income after
       provision for loan losses              5,142,075       4,818,599       2,641,017      2,429,983

Noninterest income:
  Service charges on deposit accounts           428,322         418,568         219,702        214,367
  Fees for trust services                       132,513         104,100          65,258         57,904
  Other income                                  187,698         193,719          82,872         (2,128)

       Total noninterest income                 748,533         716,387         367,832        270,143

Noninterest expense:
  Salaries and employee benefits              1,923,017       1,739,922         970,254        867,942
  Occupancy expense                             189,114         187,765          94,722         95,424
  Equipment expense                             216,768         159,049         107,944         85,160
  Other operating expenses                    1,000,581       1,059,405         497,085        556,216

       Total noninterest expenses             3,329,480       3,146,141       1,670,005      1,604,742

Income before income taxes                    2,561,128       2,388,845       1,338,844      1,095,384
Provision for income taxes                      804,800         786,600         421,700        399,800

       Net income                          $  1,756,328    $  1,602,245    $    917,144    $   695,584

Earnings per share of common stock:
  Net income                               $       0.69    $       0.63    $       0.36    $      0.27
  Dividends paid                                   0.20            0.16            0.10              -
Weighted average outstanding shares           2,560,791       2,556,062       2,560,791      2,556,762

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   __________
                                                             For The Six Months
                                                               Ended June 30,
                                                         1997                 1996
Operating activities:
  Net income                                       $   1,756,328        $   1,602,245
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Provision for loan losses                               90,000               90,000
  Depreciation                                           224,942              179,661
  Net amortization and accretion of investment
    securities                                     (      62,903)              28,751
  Net loss (gain) on sale and disposal of assets           2,665        (       2,560)
  Changes in:
    Other assets                                   (      35,503)       (      16,514)
    Other liabilities                              (     481,356)             145,416

      Net cash provided (required) by
      operating activities                             1,494,173            2,026,999

Investing activities:
  Proceeds from maturities of securities held
    to maturity                                       10,030,000            5,000,000
  Purchase of securities held to maturity          (   8,814,279)       (   7,181,038)
  Net change in other short-term investments             260,000            4,103,118
  Net change in loans                              (   1,066,152)           1,779,572
  Purchase of premises and equipment               (     326,012)       (     172,702)
  Proceeds from sales of other assets                    131,033              444,615
  Net (increase) decrease in interest bearing
    deposits with banks                                  781,199        (   4,020,163)

      Net cash used for investing activities             995,789        (      46,598)

Financing activities:
  Net change in deposits                           (   2,279,331)       (   3,038,771)
  Net change in federal funds purchased and
    securities sold under repurchase agreements    (     216,646)             188,628
  Cash dividends declared                          (     512,160)       (     409,357)
  Proceeds from sale of treasury stock                         0               38,693

      Net cash provided by (required for)
      financing activities                         (   3,008,137)       (   3,220,807)

Increase (decrease) in cash and due from bank      (     518,175)       (   1,240,406)

Cash and due from banks - beginning of period          7,353,763            7,645,411

Cash and due from banks - end of period            $   6,835,588        $   6,405,005

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Southwest Georgia Financial Corporation's net earnings continue to strengthen during the year rising over 9 percent from the previous quarter. Net income for the second quarter is a record $917 thousand or $ .36 per share compared with $696 thousand or $.27 per share for the same period in 1996, an increase of 31.8 percent.

For the first six months of 1997, the company earned a record $1.756 million or $ .69 per share compared to $1.602 million and or $ .63 per share in 1996. As of June 30, 1997, total assets of the company were $207.8 million, a 2.9 percent increase from a year ago. Total deposits grew 2.3 percent to $170.6 million at the end of the quarter. In other year-to-year comparisons, loans increased 2.2 percent to $117.1 million and total shareholders' equity increased 11.9 percent to $23.8 million.

The second quarter's earnings represent a return on average assets of 1.74 percent compared to 1.36 percent in the same quarter in 1996. The second quarter net interest margin of 5.61 percent was up from the 5.30 percent in the second quarter of 1996. The return on average equity for the quarter was
15.59 percent compared to 13.12 percent for the same period in 1996. A large part of the company's second quarter earnings growth over the previous quarter resulted from dividends received from the stock investment in Empire Financial Services, Inc. On March 31, 1997, the company's subsidiary, Southwest Georgia Bank, purchased 50% of the stock of Empire Financial Services, Inc., of Milledgeville, Georgia, from Regions Financial Corporation, Birmingham, Alabama.

Net interest income for the second quarter was $2.7 million, an increase of $212 thousand compared to the same period in 1996. The level of provision for loan losses remained at $45 thousand for the second quarter. Noninterest income increased $98 thousand for the second quarter of 1997 compared to the second quarter of 1996. This rise was primarily attributed to increases in income from other real estate. Noninterest expense for the second quarter of 1997 increased 4.2 percent from the same period a year ago, primarily due to increases in expenses from growth of normal operations.

     PART II - OTHER INFORMATION
      __________

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)  Date - April 22, 1997 - annual shareholders' meeting.

  (b)  Elected the following directors:
       Cecil W. Alvis           Glenn D. Moon
       Albert W. Barber         Richard L. Moss
       Leo T. Barber, Jr.       Lee C. Redding
       R. Bradford Burnette     Roy Reeves
       John H. Clark            Jack Short
       Robert M. Duggan         Johnny R. Slocumb
       E. J. McLean, Jr.

       Director Emeritus:
       Mrs. Kenneth V. Cope
       J. Reeves Haley
       Mrs. Hugh Turner

 (c)  The following matters were voted on at the annual
      shareholders' meeting.
                           Number Of        Percent Of
                          Votes Cast     Outstanding Shares

 (1)  Election Of
      Directors            1,898,182        74.10%

      Against                  9,800          .40%

      Total Shares Voted   1,907,982        74.50%

 (2)  The approval of the Southwest Georgia Financial
      Corporation Key Individual Stock Option Plan (the
      "Plan").

      For                  1,840,992        71.90%

      Against                 14,686          .60%

      Abstain                 52,304         2.00%




ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

      a.    Exhibits - None

      b. There have been no reports filed on Form 8-K for the quarter ended June 30, 1997.

  SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          SOUTHWEST GEORGIA FINANCIAL CORPORATION

Date: August 13, 1997     BY:  s/George R. Kirkland

                          GEORGE R. KIRKLAND
                          SENIOR VICE-PRESIDENT
                          FINANCIAL AND ACCOUNTING OFFICER