Form 10QSB
period 1997-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1997-11-13
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

                              FORM 10-QSB

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended September 30, 1997

[   ]      Transition report under Section 13 or 15(d) of the Exchange Act.
           For the transition period from __________ to __________

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

       Class                                Outstanding At October 15, 1997
Common Stock, $1 Par Value                               3,000,000

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

    a.  Consolidated balance sheets - September 30, 1997 and December 31, 1996.

    b. Consolidated statements of income - for the nine months and the three months ended September 30, 1997 and 1996.

    c. Consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996.

                        SOUTHWEST GEORGIA FINANCIAL CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                        September 30, 1997 and December 31, 1996
                                                         September 30,       December 31,
                                                              1997                1996
ASSETS
Cash and due from banks                                 $    5,398,314     $    7,353,763
Interest-bearing deposits with banks                         8,194,149          1,231,827
Federal funds sold                                           2,125,000          2,010,000
Securities to be held to maturity
  Taxable (market value $70,437,202 and $75,489,134)        69,826,172         74,980,199
  Tax exempt (market value $0 and $507,952)                          0            500,000
       Total investment securities                          69,826,172         75,480,199

Loans                                                      120,034,140        116,365,754
Less:  Unearned income                                  (      136,557)    (      156,871)
       Allowance for loan losses                        (    1,984,196)    (    2,008,655)
       Loans, net                                          117,913,387        114,200,228

Premises and equipment, net                                  3,373,686          3,333,961
Other assets                                                 5,234,852          5,873,453

       Total assets                                     $  212,065,560     $  209,483,431


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Non-interest bearing                                $   22,068,492     $   22,023,134
    Other time accounts                                    152,326,771        150,845,940
       Total deposits                                      174,395,263        172,869,074
Federal funds purchased and securities
  sold under repurchase agreements                           1,760,300          2,176,946
Other borrowed funds                                         1,500,000          1,500,000
Long-term debt                                               8,000,000          8,000,000
Other liabilities                                            2,062,230          2,424,097

       Total liabilities                                   187,717,793        186,970,117

Stockholders' equity:
  Common stock - par value $1; authorized
    5,000,000 shares; issued 3,000,000 shares                3,000,000          3,000,000
  Capital surplus                                            2,010,046          2,010,046
  Retained earnings                                         21,753,370         19,918,917
  Treasury stock 439,209 shares for
    1997 and 1996, at cost                              (    2,415,649)    (    2,415,649)
       Total stockholders' equity                           24,347,767         22,513,314

       Total liabilities and stockholders' equity       $  212,065,560     $  209,483,431


                           SOUTHWEST GEORGIA FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME
                                       __________
                                                For The Nine Months            For The Three Months
                                                Ended September 30,            Ended September 30,
                                                1997           1996            1997           1996
Interest income:
  Interest and fees on loans               $  9,424,415   $  9,220,669   $  3,223,852   $  3,193,389
  Interest and dividends on securities
    held to maturity:
    Taxable                                   3,692,500      3,454,106      1,192,320       1,163,017
    Tax exempt                                   18,750         28,125              0           9,375
  Interest on other short-term investments      201,336        182,877         69,278          19,347

      Total interest income                  13,337,001     12,885,777      4,485,450       4,385,128

Interest expense:
  Deposits                                    4,949,237      4,875,218      1,675,171       1,620,547
  Other borrowings                              515,122        512,727        169,712         175,348

      Total interest expense                  5,464,359      5,387,945      1,844,883       1,795,895

      Net interest income                     7,872,642      7,497,832      2,640,567       2,589,233

Provision for loan losses                       155,000        135,000         65,000          45,000

      Net interest income after
       provision for loan losses              7,717,642      7,362,832      2,575,567       2,544,233

Noninterest income:
  Service charges on deposit accounts           660,641        639,820        232,319         221,252
  Fees for trust services                       189,215        168,501         56,702          64,401
  Other income                                  263,010        258,578         75,312          64,859

      Total noninterest income                1,112,866      1,066,899        364,333         350,512

Noninterest expense:
  Salaries and employee benefits              2,900,489      2,623,562        977,472         883,640
  Occupancy expense                             295,265        284,596        106,151          96,831
  Equipment expense                             326,598        276,226        109,830         117,177
  Other operating expenses                    1,454,364      1,639,188        453,783         579,783

      Total noninterest expenses              4,976,716      4,823,572      1,647,236       1,677,431

Income before income taxes                    3,853,792      3,606,159      1,292,664       1,217,314
Provision for income taxes                    1,251,100      1,221,600        446,300         435,000
      Net income                           $  2,602,692   $  2,384,559   $    846,364   $     782,314

Earnings per share of common stock:
  Net income                               $       1.02   $       0.93   $       0.33   $        0.31
  Dividends paid                                   0.30           0.32           0.10            0.16
Weighted average outstanding shares           2,560,791      2,556,875      2,560,791       2,558,482

                        SOUTHWEST GEORGIA FINANCIAL CORPORATION

                         CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           For The Nine Months
                                                           Ended September 30,
                                                                             1997
1996
Cash flows from operating activities:
  Net income                                                 $   2,602,692    $   2,384,559
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                                      155,000          135,000
    Depreciation                                                   341,465          301,111
    Net amortization and accretion of investment securities  (      61,695)          30,427
    Net loss (gain) on sale and disposal of assets                   2,665    (       2,560)
    Changes in:
      Other assets                                           (     250,097)   (      36,065)
      Other liabilities                                      (     361,867)   (      21,793)

        Net cash provided by operating activities                2,428,163        2,790,679


Investing activities:
  Proceeds from maturities of securities held
    to maturity                                                 14,530,000        7,000,000
  Purchase of securities held to maturity                    (   8,814,279)   (   7,181,038)
  Net change in other short-term investments                 (     115,000)       2,963,710
  Net change in loans                                        (   3,868,159)   (     712,740)
  Purchase of premises and equipment                         (     381,189)   (     428,726)
  Proceeds from sales of other assets                              886,033          444,615
  Net change in interest bearing deposits with banks         (   6,962,322)   (   3,366,356)

        Net cash used for investing activities               (   4,724,916)   (   1,280,535)

Financing activities:
  Net change in deposits                                         1,526,189    (   1,924,080)
  Net change in federal funds purchased and
    securities sold under repurchase agreements              (     416,646)         430,306
  Cash dividends declared                                    (     768,239)   (     409,357)
  Proceeds from sale of treasury stock                                   0           38,693

       Net cash provided by (required for)
         financing activities                                      341,304    (   1,864,438)

Increase (decrease) in cash and due from bank                (   1,955,449)   (     354,294)

Cash and due from banks - beginning of period                    7,353,763        7,645,411

Cash and due from banks - end of period                      $   5,398,314    $   7,291,117

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Southwest Georgia Financial Corporation's net earnings for the third quarter of 1997 are up more than 8 percent compared with the same quarter a year ago.
Net income for the third quarter is $846 thousand or $ .33 per share compared with $782 thousand or $ .31 per share for the same period in 1996.

For the first nine months of 1997, the company earned a record $2.603 million or $ 1.02 per share compared to $2.385 million and or $ .93 per share in 1996. As of September 30, 1997, total assets of the company were $212.1 million,
a 3.7 percent increase from a year ago.   Total deposits grew 3.5 percent to
$174.4 million at the end of the quarter. In other year-to-year comparisons, loans net of unearned income increased 2.5 percent to $119.9 million and total shareholders' equity increased 10.6 percent to $24.3 million.

Average assets of $209.5 million for the third quarter increased 2.6 percent compared to the same period in 1996. This quarter's earnings represent a return on average assets of 1.62 percent compared to 1.53 percent in the same quarter in 1996. The third quarter net interest margin of 5.44 percent was down slightly from 5.48 percent in the third quarter of 1996. The return on average equity for the quarter was 14.01 percent compared to 14.48 percent for the same period in 1996. Net income for the third quarter of 1997 is down from the previous quarter primarily due to the amount of dividends received from the stock investment in Empire Financial Services, Inc. Dividends from Empire received during the second quarter of 1997 were greater than normal because they represented dividends for more than a three-month period.

Net interest income for the third quarter was $2.6 million, an increase of $52 thousand compared to the same period in 1996. The level of provision for loan losses increased to $65 thousand for the third quarter. Noninterest income increased $14 thousand for the third quarter of 1997 compared to the third quarter of 1996. This rise was primarily attributed to increases in income from service charges on deposit accounts and insurance commissions. Noninterest expense for the third quarter of 1997 decreased 1.8 percent from the same period a year ago, primarily due to decreases in FDIC assessment expenses partially offset by increases in expenses from growth of normal operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a.      Exhibits - None

     b. There have been no reports filed on Form 8-K for the quarter ended September 30, 1997.

 SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date: November 13, 1997     BY:       s/George R. Kirkland

                            GEORGE R. KIRKLAND
                            SENIOR VICE-PRESIDENT
                            FINANCIAL AND ACCOUNTING OFFICER