Form 10-K
period 1997-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1998-03-30
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549
                                  FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or,

[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from
       ____________________________    to   __________________________  .

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

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

           YES       X                                NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1998: $30,809,717 based on 1,502,913 shares at the price of $20.50 per share.

As of March 27, 1998, 3,000,000 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1997, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the 1998 annual meeting of shareholders, filed with the Commission, and Annual Report to Shareholders for the fiscal year ended December 31, 1997, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into
Part III.

PART I

Item 1 - Business

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

Year 2000

The "year 2000" issue arises from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Many of these programs may fail due to an inability to properly interpret date codes beginning January 1, 2000. For example, some programs may interpret "00" as the year 1900 instead of 2000.

In preparation for the year 2000, the Company and the Bank have implemented a program to evaluate risks associated with the year 2000 issue. All areas of the Company and the Bank were reviewed to determine the year 2000 status of all outsourced systems and in-house systems and equipment.

To facilitate the assessment of both outsourced and in-house systems and equipment of the Company and the Bank for year 2000 compliance, the systems and equipment were segregated into two basic areas for evaluation. These are: (1) systems or equipment that are deemed to be mission critical, and
(2) systems or equipment that are not deemed to be mission critical. All mission critical systems were identified by the end of the third quarter of 1997. In a large number of instances it was determined that the systems and equipment will not be affected by the year 2000 issue. Even for those systems and equipment affected by the year 2000 issue, the Company anticipates no material costs associated with year 2000 compliance. The Company believes that all of its systems and equipment, outsourced and in-house, will be year 2000-compliant by December 31, 1998. Also, the Company believes that all testing of its systems and equipment alterations to address the year 2000 issue should be well under way by December 31, 1998. Any Company or Bank mission critical systems or equipment determined not to be year 2000-compliant will be monitored routinely until it is determined that the system or equipment has become year 2000-compliant. In addition to assessing its own systems and equipment for year 2000-compliance, the Company and the Bank intends to canvass all large borrowers to determine their awareness of and plans too address the year 2000 issue. There can be no assurance, however, that the systems of the Company or the Bank or of any other companies, including those on which the Company and the Bank relies, will be modified to address the year 2000 issue on a timely basis, or that the failure by another company to properly modify its systems will not negatively impact the systems or operations of the Company or the Bank.

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

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1997, the Registrant's deposit base, totaling $176,435,482 consisted of $21,366,320 in noninterest-bearing demand deposits (12.11 percent of total deposits), $45,217,777 in interest-bearing demand deposits including money market accounts (25.63 percent of total deposits), $13,742,235 in savings deposits (7.79 percent of total deposits), $75,625,128 in time deposits in amounts less than $100,000 (42.86 percent of total deposits), and $20,484,022 in time deposits of $100,000 or more (11.61 percent of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations; and both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1997, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 10.1%, 75.3% and 14.6%, respectively, of the Bank's total loan portfolio.

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

Employees

The Bank has 102 full-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good. None of the Bank's executive officers, except Mr. Clark, is employed pursuant to any employment contract. See Exhibit 10.4, which is incorporated herein by reference.

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

At December 31, 1997, the Registrant's total consolidated deposits and assets are $176,435,482 and $213,956,661, respectively. The Registrant's bank subsidiary is ranked as the largest among three depository institutions in Colquitt County, Georgia.

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

The Bank is a state chartered bank regulated by the Department of Banking and Finance (the "DBF") and the Federal Deposit Insurance Corporation (the "FDIC"). Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF unless such bank meets all the following requirements:

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

The payment of dividends by the Registrant and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1997, retained earnings totaled $18.0 million of which $10.5 million has been appropriated in order for the Bank to provide adequate lending limits for a single borrower. The remaining $7.5 million of retained earnings are available from the Bank to pay dividends. For 1997 the Registrant's cash dividend payout to stockholders was 30.7% of net income.

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

Capital Adequacy

The Federal Reserve and FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum standard of total capital (as defined) to risk-rated assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-rated assets of four percent (4%); and (3) a minimum stockholders' equity to risk-based assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum of three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly rated banks. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries, and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well- diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess capital adequacy of banks and bank holding companies. The FDIC, the Office of Comptroller of Currency ("OCC"), and the Federal Reserve have amended effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on the Company's capital requirements.

Effective December 19, 1992, a new section 38 to the Federal Deposit Insurance Corporation Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" program is based upon five regulatory zones for banks in which all banks would be placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place a bank in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions will generally be subject to less onerous regulation and supervision than banks with lesser amounts of capital. The

FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act which place financial institutions in the following five categories based upon capitalization ratios: (1) A "well capitalized" institution has a total risk-based capital ratio of at least
10 percent, a Tier One risk-based ratio of at least 6 percent, and a leverage ratio of at least 5 percent; (2) An "adequately capitalized" institution has a total risk-based ratio of at least 8 percent, a Tier One risk-based ratio of at least 4 percent, and a leverage ratio of at least 4 percent; (3) An "undercapitalized" institution has a total risk-based capital ratio of under 8 percent, a Tier One risk-based capital ratio of under 4 percent, or a leverage ratio of under 4 percent; (4) A
"significantly undercapitalized" institution has a total risk-based capital ratio of under 6 percent, a Tier One risk-based ratio of under 3 percent, or a leverage ratio of under 3 percent; and (5) A "critically undercapitalized" institution has a leverage ratio of 2 percent or less. Any institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The proposed regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank at December 31, 1997, would be considered to be a "well capitalized" institution if solely viewed on the basis of capital ratios. As an institution drops below the "well capitalized" category, it becomes subject to increasing scrutiny, decreasing management flexibility, and increasingly harsh regulatory actions. It is therefore important for banks to remain in the "well capitalized" category notwithstanding the minimum capital ratios described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Dividends" contained on pages 4 and 11 of the Registrant's 1997 Annual Report to Shareholders, which is incorporated herein by reference, for the Registrant's capital position.

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

On September 29, 1994, President Clinton signed the Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Federal Interstate Bill") which amends federal law to permit a bank holding company to acquire existing banks in any state effective September 29, 1995. Further, any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches after May 31, 1997. States have the authority to authorize interstate branching prior to June 1, 1997, or alternatively, to opt out of interstate branching prior to that date. The Georgia Financial Institutions Code was amended in 1994 to permit the acquisition of a Georgia bank or bank holding company by out-of-state bank holding companies beginning July 1, 1995. On September 29, 1995, the interstate banking provisions of the Georgia Code were superseded by the Federal Interstate Bill.

On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish up to an aggregate of three new or additional branch banks anywhere within the State of Georgia excluding any branches established by a bank in a county which it is already located. After July 1, 1998, all restrictions on state-wide branching are removed. Before adoption of the Georgia Intrastate Bill, Georgia only permitted branching via merger or consolidation with an existing bank or in certain other limited circumstances.

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

On September 29, 1996, the Economic Growth and Regulatory Paperwork Reduction Act of 1996 was enacted (the "1996 Act"). The 1996 Act's major accomplishment was to provide for the recapitalization of the Savings Association Insurance Fund ("SAIF") by levying a one-time special assessment on SAIF deposits to bring the fund to a reserve ratio equal to $.25 per $100 of insured deposits. Also, the 1996 Act provided that beginning in 1997, BIF assessments would be used to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation ("FICO") bonds issued in the late 1980's as part of the government rescue of the thrift industry. The law provides that BIF assessments for FICO bond payments must be set at a rate equal to 20% of the SAIF rates for such assessments for 1997, 1998, and 1999. After 1999 all FDIC insured institutions will pay the same assessment rates. For the first six months of 1997, the assessment for the FICO bond payments will be $.0132 per $100 of deposits for BIF deposits and $.0648 per $100 of deposits for SAIF deposits. One of the provisions of the 1996 Act was to eliminate the minimum $2,000 per year charge for deposit insurance. As a result, the Bank paid no premium for deposit insurance in 1997 but paid a FICO bond assessment of $35,688. It is estimated that the Bank will pay no premium for deposit insurance in 1998 and will pay FICO bond assessments of $35,000.

Executive Officers Of The Registrant

Executive officers are elected by the Board of Directors annually in April and hold office until the following April unless they earlier resign or are removed from office by the Board of Directors.

The executive officers of the Registrant and their ages, positions with the Registrant, and terms of office as of January 31, 1998, are as follows:

                                                               Officer Of The
Name (Age)                      Principal Position             Registrant Since
John H. Clark            Chief Executive Officer and Vice             1980
(60)                     Chairman of the Registrant and Bank

Cecil Alvis              Chief Operating Officer and President        1982
(63)                     of the Registrant and Bank

Violet K. Weaver         Executive Vice President and Secretary       1981
(62)                     of the Registrant and Bank

John J. Cole, Jr.        Senior Vice President of the                 1984
(47)                     Registrant and Senior Vice President
                         and Cashier of the Bank

George R. Kirkland       Senior Vice President and Treasurer          1991
(47)                     of the Registrant and Senior Vice
                         President and Comptroller of the Bank

C. Broughton Williams   Senior Vice President of the Registrant       1993
(61)                    and Bank

Frank E. Davis          Senior Vice President of the Registrant       1996
(44)                    and Senior Vice President and Trust
                        Officer of the Bank


                                  -10-


C. Wallace Sansbury     Senior Vice President of the Registrant       1996
(55)                    and Bank

Randall L. Webb, Jr.    Senior Vice President of the Registrant       1994
(49)                    and Bank

Lamar F. Seay           Vice President of the Registrant              1992
(58)                    and Bank

Judy M. Owens           Vice President of the Registrant              1993
(53)                    and Vice President and Trust
                        Officer of the Bank

Geraldine A. Ferrone    Vice President of the Registrant              1995
(51)                    and Bank

Robert M. Carlton, Jr.  Vice President of the Registrant              1995
(56)                    and Bank

Margaret H. Lewis       Vice President of the Registrant              1995
(53)                    and Bank

Charles H. Bannister    Vice President of the Registrant              1997
(39)                    and Bank

John W. Gandy           Vice President of the Registrant              1997
(44)                    and Bank

Guerry O. Holm          Vice President of the Registrant              1997
(57)                    and Bank

Peggy C. Weeks          Vice President of the Registrant              1997
(60)                    and Bank

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

                                  -11-

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

Mr. Webb became Senior Vice President of the Bank and Registrant in 1997. Previously, he had been Vice President of the Bank and Registrant since 1994 and Assistant Vice President of the Bank since 1984.

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

Mrs. Lewis became Vice President of the Bank and Registrant in 1995. Previously, she had been Assistant Vice President of the Bank since 1986.

Mr. Bannister became Vice President of the Bank and Registrant in 1997. Previously, he had been Assistant Vice President of the Bank since 1993 and has served in various other positions with the Bank since 1989.

Mr. Gandy became Vice President of the Bank and Registrant in 1997. Previously, he had been Assistant Vice President of the Bank since 1993. Also, he had been Assistant Vice President of Nationsbank of Georgia, N.A., since 1985.

Mr. Holm became Vice President of the Bank and Registrant in 1997. Previously, he had been Assistant Vice President of the bank since 1996. Also, he had been a Field Executive over sales, service, and marketing with General Motors.

Mrs. Weeks became Vice President of the Bank and Registrant in 1997. Previously, she had been Assistant Vice President of the Bank since 1994 and has served in various other positions with the Bank since 1991.

                                  -12-
Selected Statistical Information

The statements below show, for the periods indicated, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

Average Balance Sheets and Net Interest Income Analysis

Condensed average balance sheets for the years indicated are presented below:

                                                  Year Ended December 31, 1997
                                               Average
                                               Balance       Interest      Rate
ASSETS                                               (Thousands Of Dollars)
Cash and due from banks                       $   5,361    $      -         - %

Earning assets:
Interest-bearing deposits                         5,132          283      5.51%
Loans, net (a) (b) (c)                          117,029       12,630     10.79%
Taxable investment securities
  held to maturity                               70,601        4,487      6.36%
Nontaxable investment securities (c)
  held to maturity                                  248           29     11.69%
Other  investment securities
  available for sale                              2,000          496     24.80%
Federal funds sold and securities
  purchased with agreements to resell             1,870          101      5.40%

    Total earning assets                        196,880       18,026      9.16%
Premises and equipment                            3,419
Other assets                                      5,578

Total assets                                  $ 211,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                               $  20,918    $      -        -  %

Interest-bearing liabilities:
Savings deposits                                 60,612        1,600      2.64%
Time deposits                                    92,408        5,070      5.49%
Federal funds purchased and securities
  sold under agreements to repurchase             1,939          107      5.52%
Other borrowings                                  9,500          572      6.02%

    Total interest-bearing liabilities          164,459        7,349      4.47%
Other liabilities                                 2,026

    Total liabilities                           187,403

Common stock                                      3,000
Surplus                                           2,012
Retained earnings                                21,238
Less treasury stock                            (  2,415)

    Total shareholders' equity                   23,835

Total liabilities and shareholders' equity    $ 211,238
Net interest income and margin                             $  10,677      5.42%

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials, Continued

Average Balance Sheets and Net Interest Income Analysis, Continued

                                                Year Ended December 31, 1996
                                               Average
                                               Balance      Interest     Rate
ASSETS                                             (Thousands Of Dollars)
Cash and due from banks                       $   6,136    $      -          -  %

Earning assets:
Interest-bearing deposits                         2,778          151      5.44%
Loans, net (a) (b) (c)                          113,123       12,302     10.87%
Taxable investment securities
  held to maturity                               70,362        4,525      6.43%
Nontaxable investment securities (c)
  held to maturity                                  500           56     11.20%
Other investment securities
  available for sale                              1,388           99      7.13%
Federal funds sold and securities
  purchased with agreements to resell             1,984          104      5.24%

    Total earning assets                        190,135       17,237      9.07%
Premises and equipment                            3,327
Other assets                                      5,718

Total assets                                  $ 205,316

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                               $  19,622    $      -        -  %

Interest-bearing liabilities:
Savings deposits                                 61,516        1,622      2.64%
Time deposits                                    89,227        4,902      5.49%
Federal funds purchased and securities
  sold under agreements to repurchase             2,067          117      5.66%
Other borrowings                                  9,500          571      6.01%

    Total interest-bearing liabilities          162,310        7,212      4.44%
Other liabilities                                 1,993

    Total liabilities                           183,925

Common stock                                      3,000
Surplus                                           1,972
Retained earnings                                18,853
Less treasury stock                            (  2,434)

    Total shareholders' equity                   21,391

Total liabilities and shareholders' equity    $ 205,316

Net interest income and margin                             $  10,025      5.27%

                                  -14-

Interest Rates

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.

(b) Interest income includes loan fees as follows (in thousands): 1997 - $470 and 1996 - $518.

(c) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 1997 and 1996.


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

                                                                              (a)
                                                                             Due To
                                                             Increase      Changes In
                                        1997        1996    (Decrease)   Volume    Rate
                                                      (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits           $     283   $     151   $    132    $  130    $    2
Loans, net (b)                         12,630      12,302        328       416     (  88)
Taxable investment
  securities held to maturity           4,487       4,525     (   38)       17     (  55)
Nontaxable investment
  securities (b) held to
  maturity                                 29          56     (   27)    (  29)        2
Other securities available for sale       496          99        397        60       337
Federal funds sold and
  securities purchased
  under agreements to resell              101         104     (    3)    (   6)        3

     Total interest income             18,026      17,237        789       588       201

Interest paid on:
Savings deposits                        1,600       1,622     (   22)    (  22)       -
Time deposits                           5,070       4,902        168       168        -
Federal funds purchased
  and securities sold under
  agreements to repurchase                107         117     (   10)    (   7)    (   3)
Other borrowings                          572         571          1         -         1

       Total interest expense           7,349       7,212        137       139     (   2)

Net interest earnings                $ 10,677   $  10,025    $   652    $  449    $  203

                                                                              (a)
                                                                             Due To
                                                             Increase      Changes In
                                         1996        1995   (Decrease)   Volume    Rate
                                                       (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits            $    151   $     234    $ (  83)   $(  66)   $(  17)
Loans, net (b)                         12,302      12,405      ( 103)    (  43)    (  60)
Taxable investment
  securities held to maturity           4,523       4,173        352       417     (  65)
Nontaxable investment
  securities (b) held to
  maturity                                 56          56         -         -         -
Other securities available for sale        99          92          7         7        -
Federal funds sold and
  securities purchased
  under agreements to resell              104         163      (  59)    (  44)   (  15)

     Total interest income             17,237      17,123        114       271    ( 157)

Interest paid on:
Savings deposits                        1,622       1,850      ( 228)    (   9)   ( 219)
Time deposits                           4,902       4,703        199        49      150
Federal funds purchased
  and securities sold under
  agreements to repurchase                117         120      (   3)    (   9)       6
Other borrowings                          571         569          2        -         2

       Total interest expense           7,212       7,242      (  30)       31    (  61)

Net interest earnings                $ 10,025   $   9,881    $   144    $  240  $ (  96)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 1997 and 1996 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

                                  -16-
Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                              Years Ended December 31,
                                           1997        1996        1995
                                             (Thousands Of Dollars)
Securities held to maturity:
U. S. Treasury and other
  U. S. Government agencies             $ 62,561    $ 71,475    $ 69,519
State and municipal                        2,080       2,580         500

Total securities held to maturity       $ 64,641    $ 74,055    $ 70,019

Securities available for sale:
Equity securities                       $  2,185    $  1,425    $  1,308

Total securities available for sale     $  2,185    $  1,425    $  1,308

The following table shows the maturities of securities held to maturity at December 31, 1997, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. All securities available for sale are equity securities with no maturity.

                                           MATURITY
                                             After One        After Five
                           Within            But Within       But Within          After
                          One Year           Five Years        Ten Years        Ten Years

                       Amount  Yield       Amount  Yield     Amount  Yield     Amount  Yield
Securities                                     (Thousands Of Dollars)
Held to maturity:
U. S. Treasury and
  Other U. S.
  Government
  Agencies           $ 21,464  6.13%     $ 41,097  6.53%     $   -    -        $   -     -
State and
  municipal                50  7.00%          250  7.05%        430  7.41%       1,350  7.83%

    Total            $ 21,514  6.13%     $ 41,347  6.53%     $  430  7.41%     $ 1,350  7.83%

The calculation of weighted average yields is based on the cost and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 1997 and 1996, securities carried at approximately $24,872,000 and $24,653,000, respectively, were pledged to secure public and trust deposits as required by law.

                                  -17-

Loan Portfolio

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to type of loan.

                                           Years Ended December 31,
                                       1997          1996         1995
                                            (Thousands Of Dollars)
Commercial, financial and
  agricultural                      $  17,076     $  18,450     $ 17,706
Real estate - construction                 -             -            -
Real estate - mortgage                 90,111        85,338       87,319
Other                                     448           208           45
Installment                            12,052        12,369       11,700
       Total loans                    119,687       116,365      116,770

Less:
  Unearned income                         143           156          177
  Allowance for loan losses             1,999         2,009        2,140

       Net loans                    $ 117,545     $ 114,200    $ 114,453

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the distribution of the commercial, financial and agricultural loan portfolio, excluding real estate mortgage and consumer loans at December 31, 1997.

                                               Commercial,
                                                Financial
                                                   and
                                               Agricultural
                                         (Thousands Of Dollars)
Distribution of loans which are due:
In one year or less                          $  12,533
After one year but within five years             3,586
After five years                                   957

       Total                                  $ 17,076

                                  -18-

Loan Maturities and Sensitivity to Changes in Interest Rates, Continued

The following table shows, for the selected loans above due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 1997.

                              Loans With
                             Predetermined      Loans With
                                 Rates        Floating Rates       Total
                                          (Thousands Of Dollars)
Commercial, financial
  and agricultural              $   675           $ 3,868         $ 4,543

Risk Elements In The Loan Portfolio

The following table presents information concerning outstanding balances of nonperforming loans at December 31, 1997 and 1996. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans"); (b) loans which are contractually past due 90 days or more as to interest or principal payments ("past-due loans"); (c) loans for which the terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("renegotiated loans"); and (d) loans now current but where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms ("potential problem loans").

                    Nonaccrual    Past-Due     Renegotiated      Potential
                       Loans       Loans          Loans        Problem Loans    Total
                                      (Thousands Of Dollars)
December 31, 1997     $    96     $   385        $     0          $   211     $   692
December 31, 1996     $   225     $    74        $    70          $   229     $   598

The Registrant follows a policy of continuing to accrue interest on consumer and bank card loans that are contractually past due up to the time of charging the loan amount against the allowance for loan losses.

                                  -19-
Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

                                                  Years Ended December 31,

                                        1997         1996         1995          1994
(Thousands Of Dollars)
Average amount of net
  loans outstanding                  $ 117,029    $ 113,123    $ 113,515    $ 110,523

Amount of allowance for
  loan losses at beginning
  of period                          $   2,009    $   2,140    $   2,028    $   1,825
Reserve for loan losses of
  acquired affiliate                        -            -            -           162
Amount of loans charged off
  during period:
  Commercial, financial and
    agricultural                            69          234           35           12
  Real estate - mortgage                    11            1           51           10
  Installment                              234          136          127           99

       Total loans charged off             314          371          213          121

Amount of recoveries during period:
  Commercial, financial, and
    agricultural                            26           11           -             1
  Real estate - mortgage                     0            5           11            2
  Installment                               48           44           54           39

       Total loans recovered                74           60           65           42

Net loans charged off
  during period                            240          311          148           79
Additions to allowance for
  loan losses charged to operating
  expense during period                    230          180          260          120

       Amount of allowance for
         loan losses at end
         of period                   $   1,999    $   2,009    $   2,140    $   2,028

Ratio of net charge-offs
  during period to average
  loans outstanding for
  the period                              .21%         .27%         .13%         .07%

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

                             December 31, 1997           December 31, 1996
                                       Percent Of                   Percent Of
                                        Loans In                     Loans In
Category                   Allocation   Category        Allocation   Category
                                         (Thousands Of Dollars)
Domestic:
  Commercial, financial
    and agricultural        $   271       13.6%           $   402      15.9%
  Real estate - mortgage      1,523       76.2%             1,406      73.8%
  Installment                   205       10.2%               201      10.3%

      Total                 $ 1,999      100.0%           $ 2,009     100.0%

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

Deposits

The average amounts of deposits for the last three years are presented below.

                                      Years Ended December 31,
                                     1997       1996        1995
                                       (Thousands Of Dollars)
Domestic Bank Offices

  Noninterest-bearing
    demand deposits              $  20,918   $  19,622   $  19,094

  NOW accounts                      34,332      34,020      35,773
  Money market deposit
    accounts                        11,905      11,894      10,104
  Savings                           14,373      15,602      15,928
  Time deposits                     92,409      89,227      88,316

       Total interest-bearing      153,019     150,743     150,121

       Total average deposits    $ 173,937   $ 170,365   $ 169,215

The maturity of certificates of $100,000 or more as of December 31, 1997, are presented below.

                                    (Thousands Of Dollars)
3 months or less                          $  5,404
Over 3 months through 6 months               5,005
Over 6 months through 12 months              7,803
Over 12 months                               2,272
       Total outstanding                  $ 20,484

Return On Equity And Assets

Certain financial ratios are presented below.

                                 Years Ended December 31,
                                  1997    1996      1995
Return on average assets         1.62%    1.51%     1.46%

Return on average equity        14.37%   14.46%    15.40%

Dividend payout ratio
  (dividends declared
   divided by net income)       30.65%   21.52%    26.79%

Average equity to average
  assets ratio                  11.28%   10.42%     9.49%

Item 2 - Property

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

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 1997 for a vote of the security holders through the solicitation of proxies or otherwise.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
         Matters

Market for common equity and related stockholder matters appear under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 4 through 11 of the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 6 - Selected Financial Data

Five years of selected financial data appears on page 2 and 3 of the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 11 of the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference. For further information about the Registrant, see selected statistical information on pages 12 - 22 of this report on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Management's quantitative and qualitative information about market risk appears under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 12 and 13 of the Registrant's 1997 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

The report of independent auditors, the consolidated financial statements, and notes to the consolidated financial statements on pages 14 through 39 of the Registrant's 1997 Annual Report to Shareholders are incorporated herein by reference.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the Registrant's two most recent fiscal years, the Registrant did not change accountants and had no disagreement with its accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The information contained under the heading "Information About Nominees For Director" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 28, 1998, filed with the Commission, is incorporated herein by reference. Information on Form 10-K relating to the executive officers of the Registrant is included in Item 1 of this report.

Item 11 - Executive Compensation

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 28, 1998, filed with the Commission, is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 28, 1998, filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Registrant's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

Item 13 - Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 28, 1998, filed with the Commission, is incorporated herein by reference.

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.  Exhibits:

    The exhibits filed as part of this registration statement are as follows:

Exhibit Number        Description Of Exhibit

    3.1 Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit
                3.1 to the Registrant's Form 10-KSB dated December 31, 1996, previously filed with the commission and incorporated herein by reference).

    3.2         By-Laws of the Registrant as amended (included as Exhibit
                3.2 to the Registrant's Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

    10.1 Pension Retirement Plan of the Registrant, as amended and restated (included as Exhibit 10.1 to the Registrant's Form 10-KSB dated December 31, 1994, and previously filed with the Commission and incorporated herein by reference).*

    10.2 Form of Directors' Deferred Compensation Plan of the Registrant (included as Exhibit 10.3 to the Registrant's Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

    10.3        Employment Agreement of John H. Clark, as amended.*

    10.4 Directors' and Executive Officers' Stock Purchase Plan of the Registrant dated March 18, 1992 (included as Exhibit
                10.7 to the Registrant's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).*

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

    10.6a Supplemental Retirement Plan of the Registrant dated December 21, 1994 (included as Exhibit 10.11 to the

                Registrant's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).

    10.6b Trust under the Registrant's Supplemental Retirement Plan, as amended.

    10.7 Employee Stock Ownership Plan and Trust of the Registrant as amended by Amendment No. 2 (included as Exhibit 10.13 to the Registrant's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

Exhibit Number    Description Of Exhibit


    10.8 Dividend Reinvestment and Share Purchases Plan of the Registrant dated April 23, 1997.

    10.9        Key Individual Stock Option Plan of the Registrant dated
                March 19, 1997.*

    13 Southwest Georgia Financial Corporation Annual Report to Shareholders for the fiscal year ended December 31, 1997. With the exception of information expressly incorporated herein, the 1997 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

    22 Subsidiaries of the Registrant (included as Exhibit 22 to the Registrant's Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

    99          Proxy Statement relating to the 1998 Annual Meeting of
                Shareholders.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

b. No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1997.

Exhibit Index

Exhibit Number    Description Of Exhibit                           Page Number


    10.3          Employment Agreement of John H. Clark, as amended.       32

    10.6b         Trust under the Registrant's Supplemental Retirement
                  Plan dated August 20, 1997.                              34

    10.8          Dividend Reinvestment and Share Purchase Plan of the
                  Registrant dated April 23, 1997.                         35

    10.9          Key Individual Stock Option Plan of the Registrant
                  dated March 19, 1997.                                    42

    13            Southwest Georgia Financial Corporation Annual           51
                  Report to Shareholders for the fiscal year ended
                  December 31, 1997. With the exception of information expressly incorporated herein, the
                  1997 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

    99            Proxy Statement relating to the 1998 Annual Meeting      87
                  of Shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Southwest Georgia Financial Corporation
                                                 (Registrant)

Date:  March 24, 1998               By:  /s/ John H. Clark
                                         JOHN H. CLARK
                                         VICE CHAIRMAN AND CHIEF
                                         EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John H. Clark                                   Date:  March 24, 1998
JOHN H. CLARK
Vice Chairman and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                              Date:  March 24, 1998
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ Leo T. Barber, Jr.                              Date:  March 24, 1998
LEO T. BARBER, JR.
Chairman and Director

/s/ Albert W. Barber                                Date:  March 24, 1998
ALBERT W. BARBER
Director

/s/ Jack Short                                      Date:  March 24, 1998
JACK SHORT
Director

/s/ Robert M. Duggan                                Date:  March 24, 1998
ROBERT M. DUGGAN
Director

/s/ Richard L. Moss                                 Date:  March 24, 1998
RICHARD L. MOSS
Director

/s/ E. J. McLean, Jr.                               Date:  March 24, 1998
E. J. MCLEAN, JR.
Director

/s/ Johnny R. Slocumb                               Date:  March 24, 1998
JOHNNY R. SLOCUMB
Director

/s/ Roy Reeves                                      Date:  March 24, 1998
ROY REEVES
Director

/s/ Glenn D. Moon                                   Date:  March 24, 1998
GLENN D. MOON
Director

/s/ Lee C. Redding                                  Date:  March 24, 1998
LEE C. REDDING
Director

/s/ Cecil W. Alvis                                  Date:  March 24, 1998
CECIL W. ALVIS
Chief Operating Officer and Director