Form 10-Q
period 1998-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1998-05-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                  For the quarterly period ended March 31, 1998

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
                     Address Of Principal Executive Offices

                               (912) 985-1120
               Registrant's Telephone Number, Including Area Code

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) (has been subject to such filing requirements for the past 90 days.)

    YES          X                                            NO ___________

     Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                               Outstanding At April 30, 1998
 Common Stock, $1 Par Value                              3,000,000

                     SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998
                               TABLE OF CONTENTS

                                                                      PAGE #

PART I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

     The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

         a.   Consolidated balance sheets - March 31, 1998
              and December 31, 1997.                                      2

         b.   Consolidated statements of income - for the
              three months  ended March 31, 1998 and 1997.                3

         c.   Consolidated statements of cash flows for the
              three months ended March 31, 1998 and 1997.                 4

         d.   Notes to Consolidated Financial Statements                  5


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS              6

PART II - OTHER INFORMATION

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           8

                     SOUTHWEST GEORGIA FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                       March 31, 1998 and December 31, 1997
                                                    March 31,       December 31,
ASSETS                                                1998              1997
Cash and due from banks                        $    6,690,815      $   6,067,222
Interest-bearing deposits with banks                4,235,042         12,178,724
Federal funds sold                                  2,100,000          2,125,000

Investment securities available
  for sale, at fair value                           2,484,108          2,184,531
Investment securities held to
  maturity (estimated fair value
  of $79,200,297 and $65,350,520)                  78,610,304         64,640,817
         Total investment securities               81,094,412         66,825,348

Loans                                             117,653,431        119,686,763
Less:  Unearned income                               (139,649)          (142,668)
       Allowance for loan losses                   (1,942,382)        (1,998,822)
         Loans, net                               115,571,400        117,545,273

Premises and equipment                              4,073,215          3,925,835
Other assets                                        5,395,077          5,289,259

         Total assets                          $  219,159,961      $ 213,956,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                        $   20,501,970      $  21,366,320
    NOW accounts                                   40,714,628         35,497,778
    Money Market                                   10,038,280          9,719,999
    Savings                                        14,157,396         13,742,235
    Certificates of deposit $100,000 and over      20,366,193         20,484,022
    Other time accounts                            75,609,795         75,625,128
         Total deposits                           181,388,262        176,435,482
  Federal funds purchased and securities
    sold under repurchase agreements                  555,000          1,300,300
  Other borrowed funds                              1,500,000          1,500,000
  Long-term debt                                    8,000,000          8,000,000
  Other liabilities                                 2,138,911          1,804,814
         Total liabilities                        193,582,173        189,040,596

Stockholders' equity:
  Common stock - par value $1; authorized
    5,000,000 shares; issued 3,000,000 shares       3,000,000          3,000,000
  Capital surplus                                   2,051,495          2,029,134
  Retained earnings                                22,925,085         22,294,875
  Treasury stock 436,144 shares for 1998 and
    437,808 shares for 1997, at cost               (2,398,792)        (2,407,944)
         Total stockholders' equity                25,577,788         24,916,065

Total liabilities and stockholders' equity      $ 219,159,961      $ 213,956,661

                     SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                                                          For The Three Months
                                                             Ended March 31,
                                                          1998            1997
Interest income:
 Interest and fees on loans                           $ 3,063,958     $ 3,078,209
 Dividends on securities available for sale                84,024          25,014
 Interest on taxable securities held to maturity        1,164,260       1,151,591
 Interest on tax exempt securities held to maturity             0           9,375
 Interest on federal funds sold                            30,087          23,221
 Interest on deposits with banks                          109,834          61,392
    Total interest income                               4,452,163       4,348,802
Interest expense:
 Interest on deposits                                   1,735,499       1,630,735
 Interest on federal funds purchased and
  securities sold under repurchase agreements               9,041          31,759
 Interest on other borrowings                              22,687          21,450
 Interest on long-term debt                               118,800         118,800
    Total interest expense                              1,886,027       1,802,744

    Net interest income                                 2,566,136       2,546,058

Provision for loan losses                                  60,000          45,000

    Net interest income after
    provision for loan losses                           2,506,136       2,501,058

Noninterest income:
 Service charges on deposit accounts                      237,329         208,620
 Fees for trust services                                   81,907          67,255
 Other income                                             175,558         104,826
    Total noninterest income                              494,794         380,701

Noninterest expense:
 Salaries and employee benefits                           951,923         952,763
 Occupancy expense                                        105,339          94,392
 Equipment expense                                        102,152         108,824
 Data processing expense                                   99,111          90,016
 Other operating expenses                                 387,971         413,480
    Total noninterest expenses                          1,646,496       1,659,475

    Income before income taxes                          1,354,434       1,222,284

Provision for income taxes                                442,200         383,100

Net income *                                          $   912,234     $   839,184

Earnings per share of common stock:
 Net income, basic and diluted                        $      0.36     $      0.33
 Dividends paid                                              0.11            0.10
Average shares outstanding                              2,563,264       2,560,791

* The Company has no other comprehensive income for the reported periods.

                     SOUTHWEST GEORGIA FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                          For The Three Months
                                                             Ended March 31,
                                                          1998              1997
Cash flows from operating activities:
  Net income                                        $    912,234      $    839,184
  Adjustments to reconcile net income to
    net cash provided by operating activities:
    Provision for loan losses                             60,000            45,000
    Depreciation                                         116,850           112,419
    Net amortization and accretion of
     investment securities                                 2,881       (    46,561)
    Net loss (gain) on sale and disposal of assets             0                 0
    Changes in:
      Other assets                                   (   105,816)           40,258
      Other liabilities                                  334,097           164,350

Net cash provided by operating activities              1,320,246         1,154,650

Investing activities:
  Proceeds from maturities of securities held
    to maturity                                        4,775,000         5,015,000
  Proceeds from sale of securities
    available for sale                                    69,300                 0
  Purchase of securities held to maturity            (19,116,246)      ( 8,814,279)
  Net change in other short-term investments              25,000           950,000
  Net change in loans                                  1,913,873       ( 2,996,882)
  Purchase of premises and equipment                 (   264,230)      (    90,398)
  Proceeds from sales of other assets                          0            31,000
  Net change in interest-bearing
    deposits with banks                                7,943,682         1,122,992

Net cash used for investing activities               ( 4,653,621)      ( 4,782,567)

Financing activities:
  Net change in deposits                               4,952,780         2,978,917
  Net change in federal funds purchased and
    securities sold under repurchase agreements      (   745,300)           65,300
  Cash dividends declared                            (   282,024)      (   256,080)
  Proceeds from sale of treasury stock                    31,512                 0

Net cash provided by (required for)
  financing activities                                 3,956,968         2,788,137

Increase (decrease) in cash and due from bank            623,593       (   839,780)

Cash and due from banks - beginning of period          6,067,222         7,353,763

Cash and due from banks - end of period             $  6,690,815      $  6,513,983

                     SOUTHWEST GEORGIA FINANCIAL CORPORATION

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    _________


Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

     Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, Southwest Georgia Financial Corporation's (the "Company") cash flows are generated from interest and fee income as well as from loan repayments and the maturity or sale of other earning assets. In addition, liquidity is continuously provided through the acquisition of new deposits and borrowings or the rollover of maturing deposits and borrowings. The Company strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-earning liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary Southwest Georgia Bank (the "Bank") maintains relationships with correspondent banks which could provide funds to it on short notice, if needed.

     The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 1998, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 1998, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 1998, total capital increased $662 thousand to $25.6 million. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 11.67 percent as of March 31, 1998. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings and paying dividends to share-holders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


Results of Operations

     The Company's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income, and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Company, the ability to generate net interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

Comparison of Statements of Income

     The Company's net income before taxes for the three month period of 1998 was $1.354 million compared to $1.222 million for the same period in 1997. This $132 thousand or 10.8 percent increase in earnings before taxes is primarily attributable to several noninterest income items in the first three months of 1998.

     Total interest income increased $103 thousand comparing the first three months in 1998 to the same period in 1997. The majority of the increase in interest income occurred in interest and dividends on investment securities and in interest on deposits with banks. Increases in interest from both securities and deposits with banks are related to the growth in average volume of investment securities and interest-bearing deposits with banks.

     The total interest expense increased $83 thousand or 4.6 percent in the first three months of 1998 compared to the same period in 1997. Over this period, the average balances on interest- bearing deposits grew more than $5 million or 3.3 percent. The increase in interest expense is primarily related to increases in volume of time deposits. The rate on time deposits increased 20 basis points while the rate on savings deposits declined 4 basis points comparing the first three months of 1998 to the same period in 1997.

     The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the three months of 1998 increased $20 thousand, or nearly 1 percent, compared to the same period in 1997. The $2.566 million of net interest income for this quarter is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was 5.18 percent and 5.21 percent during the three months ended March 31, 1998 and 1997, respectively, a decrease of 3 basis points. These variances are primarily attributable to fluctuations in the average rates charged and fees earned on loans.

     Other income increased $114 thousand, or nearly 30 percent, for the first three months of 1998 compared to the same period a year ago. This increase in other noninterest income primarily relates to an increase in income from insurance commissions, security sales commissions, service charges on deposit accounts, and other real estate owned.

     Total other expenses decreased nearly $13 thousand, or less than 1 percent, for the first three months of 1998 compared to the same period in 1997. This decrease in other noninterest expenses primarily resulted from decreases in amortization of premium on purchased deposits and legal expense partially offset by increases in the occupancy expense, data processing expense, and directors' fees. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

     During the first three months of 1998, total assets increased $5.2 million, or 2.4 percent, over December 31, 1997, and increased $5.8 million, or
2.8 percent, over March 31, 1997.

     The Company's loan portfolio of $117.6 million declined 1.7 percent from the December 31, 1997, level of $119.7 million. Loans, the major use of funds, represent 53.7 percent of total assets.

     Investment securities and other short-term investments represent 37 percent of total assets. Investment securities increased $14.3 million since December 31, 1997. Other short-term investments decreased $7.9 million since December 31, 1997. This resulted in an overall increase in investments of $6.3 million.

     Deposits, the primary source of the Company's funds, increased from $176.4 million at December 31, 1997, to $181.4 million at March 31, 1998, an increase of 2.8 percent. The significant amount of deposit growth occurred in NOW accounts deposits. At March 31, 1998, total deposits represented 82.8 percent of total assets.

     The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.65 percent and 1.67 percent of total loans outstanding at March 31, 1998, and December 31, 1997, respectively. Management considers the allowance for loan losses as of March 31, 1998, adequate to cover potential losses in the loan portfolio.






PART II. - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits 27.1  -  Financial Data Schedule

     b. There have been no reports filed on Form 8-K for the quarter ended March 31, 1998.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  May 11, 1998             BY:       s/George R. Kirkland

                                GEORGE R. KIRKLAND
                                SENIOR VICE-PRESIDENT
                                FINANCIAL AND ACCOUNTING OFFICER