Form 10-Q
period 1998-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1998-08-07
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 1998

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

        Class                                  Outstanding At July 15, 1998
Common Stock, $1 Par Value                                 3,000,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 1998

                             TABLE OF CONTENTS
                                                                       PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

  a.  Consolidated balance sheets - June 30, 1998 and
      December 31, 1997.                                                  2

  b.  Consolidated statements of income - for the six months
      and the three months ended June 30, 1998 and 1997.                  3

  c.  Consolidated statements of cash flows for the six months ended
      June 30, 1998 and 1997.                                             4

  d.  Notes to Consolidated Financial Statements                          5


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    6

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              9

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 9

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

                        SOUTHWEST GEORGIA FINANCIAL CORPORATION

                              CONSOLIDATED BALANCE SHEETS
                          June 30, 1998 and December 31, 1997

                                                             June 30,     December 31,
ASSETS                                                         1998          1997
Cash and due from banks                                 $   5,825,689   $   6,067,222
Interest-bearing deposits with banks                        7,532,302      12,178,724
Federal funds sold                                          1,985,000       2,125,000
Investment securities available for sale, at fair value     4,591,532       2,184,531
Investment securities held to maturity (estimated
  fair value of $77,237,181 and $65,350,520)               76,565,062      64,640,817
     Total investment securities                           81,156,594      66,825,348

Loans                                                     114,332,271     119,686,763
Less:  Unearned income                                       (133,782)       (142,668)
       Allowance for loan losses                           (1,912,674)     (1,998,822)
         Loans, net                                       112,285,815     117,545,273

Premises and equipment                                      4,537,670       3,925,835
Other assets                                                5,043,100       5,289,259

     Total assets                                       $ 218,366,170   $ 213,956,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
   Noninterest bearing                                  $  20,264,800   $  21,366,320
   NOW accounts                                            40,134,943      35,497,778
   Money Market                                             8,739,424       9,719,999
   Savings                                                 14,074,760      13,742,235
   Certificates of deposit $100,000 and over               21,595,126      20,484,022
   Other time accounts                                     75,519,586      75,625,128
     Total deposits                                       180,328,639     176,435,482
Federal funds purchased and securities
   sold under repurchase agreements                           365,000       1,300,300
Other borrowed funds                                        1,500,000       1,500,000
Long-term debt                                              8,000,000       8,000,000
Other liabilities                                           1,865,569       1,804,814
     Total liabilities                                    192,059,208     189,040,596

Stockholders' equity:
Common stock - par value $1; authorized
  5,000,000 shares; issued 3,000,000 shares                 3,000,000       3,000,000
Capital surplus                                             2,086,028       2,029,134
Retained earnings                                          23,610,140      22,294,875
Treasury stock 434,401 shares for 1998 and
  437,808 shares for 1997, at cost                         (2,389,206)     (2,407,944)
     Total stockholders' equity                            26,306,962      24,916,065

Total liabilities and stockholders' equity              $ 218,366,170   $ 213,956,661

                                 SOUTHWEST GEORGIA FINANCIAL CORPORATION
                                    CONSOLIDATED STATEMENTS OF INCOME
                                                        For The Three Months       For The Six Months
                                                            Ended June 30,            Ended June 30,
                                                          1998         1997         1998         1997
Interest income:
  Interest and fees on loans                          $ 3,271,659  $ 3,122,354  $ 6,335,617  $ 6,200,563
  Dividends on securities available for sale               84,952      145,334      168,976      170,348
  Interest on taxable securities held to maturity       1,216,610    1,178,241    2,380,870    2,329,832
  Interest on tax exempt securities available for sale     21,078            0       21,078            0
  Interest on tax exempt securities held to maturity        5,043        9,375        5,043       18,750
  Interest on federal funds sold                           26,691       21,195       56,778       44,416
  Interest on deposits with banks                          89,401       26,250      199,235       87,642
     Total interest income                              4,715,434    4,502,749    9,167,597    8,851,551

Interest expense:
  Interest on deposits                                  1,761,293    1,643,331    3,496,792    3,274,066
  Interest on federal funds purchased and
     securities sold under repurchase agreements            6,343       31,015       15,384       62,774
  Interest on other borrowings                             22,380       22,266       45,067       43,716
  Interest on long-term debt                              120,120      120,120      238,920      238,920
     Total interest expense                             1,910,136    1,816,732    3,796,163    3,619,476

     Net interest income                                2,805,298    2,686,017    5,371,434    5,232,075

Provision for loan losses                                  70,000       45,000      130,000       90,000

Net interest income after
  provision for loan losses                             2,735,298    2,641,017    5,241,434    5,142,075

Noninterest income:
  Service charges on deposit accounts                     232,670      219,702      469,999      428,322
  Fees for trust services                                  72,635       65,258      154,542      132,513
  Other income                                             69,065       82,872      244,623      187,698
     Total noninterest income                             374,370      367,832      869,164      748,533

Noninterest expense:
  Salaries and employee benefits                          958,488      970,254    1,910,411    1,923,017
  Occupancy expense                                       109,043       94,722      214,382      189,114
  Equipment expense                                       102,379      107,944      204,531      216,768
  Data processing expense                                 112,311       84,607      211,422      174,623
  Other operating expenses                                367,476      412,478      755,447      825,958
     Total noninterest expenses                         1,649,697    1,670,005    3,296,193    3,329,480

Income before income taxes                              1,459,971    1,338,844    2,814,405    2,561,128

Provision for income taxes                                492,700      421,700      934,900      804,800

Net income *                                          $   967,271  $   917,144  $ 1,879,505  $ 1,756,328

Earnings per share of common stock:
  Net income, basic and diluted                       $      0.37  $      0.36  $      0.73  $      0.69
  Dividends paid                                             0.11         0.10         0.22         0.20
Average shares outstanding                              2,564,967    2,560,791    2,564,120    2,560,791

* The Company has no other comprehensive income for the reported periods.

                       SOUTHWEST GEORGIA FINANCIAL CORPORATION

                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                For The Six Months
                                                                  Ended June 30,
                                                               1998            1997
Cash flows from operating activities:
Net income                                                $  1,879,505    $  1,756,328
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Provision for loan losses                                    130,000          90,000
  Depreciation                                                 233,700         224,942
  Net amortization and accretion of investment securities       19,952         (62,903)
  Net loss (gain) on sale and disposal of assets                  (226)          2,665
  Changes in:
    Other assets                                               208,383         (35,503)
    Other liabilities                                           60,755        (481,356)

Net cash provided by operating activities                    2,532,069       1,494,173

Investing activities:
Proceeds from maturities of securities held
  to maturity                                               10,000,000      10,030,000
Proceeds from sale of securities available for sale             69,300               0
Purchase of securities held to maturity                    (22,313,433)     (8,814,279)
Purchase of securities available for sale                   (2,107,064)              0
Net change in other short-term investments                     140,000         260,000
Net change in loans                                          5,129,458      (1,066,152)
Purchase of premises and equipment                            (845,534)       (326,012)
Proceeds from sales of other assets                             38,000         131,033
Net change in interest-bearing deposits with banks           4,646,422         781,199

Net cash used for investing activities                      (5,242,851)        995,789

Financing activities:
Net change in deposits                                       3,893,157      (2,279,331)
Net change in federal funds purchased and
  securities sold under repurchase agreements                 (935,300)       (216,646)
Cash dividends declared                                       (564,240)       (512,160)
Proceeds from sale of treasury stock                            75,632               0

Net cash provided by (required for)
  financing activities                                       2,469,249      (3,008,137)

Increase (decrease) in cash and due from bank                 (241,533)       (518,175)

Cash and due from banks - beginning of period                6,067,222       7,353,763

Cash and due from banks - end of period                   $  5,825,689    $  6,835,588

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 1998, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 1998, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended June 30, 1998, total capital increased $730 thousand to $26.3 million. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 12.05 percent as of June 30, 1998.
The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.

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

Comparison of Statements of Income

The Company's net income after taxes for the three month period ending June 30, 1998, was $967 thousand compared to $917 thousand for the same period in 1997, representing an increase of $50 thousand or 5.45 percent. For the first six months of 1998, the company earned a net income of $1.879 million or $ .73 per
share compared to $1.756 million or $ .69 per share in 1997.   This six month
growth in earnings is primarily attributable to both increased interest and noninterest income.

Total interest income increased $213 thousand comparing the three months ended June 30, 1998 to the same period in 1997. For the first six months of 1998, total interest income increased $316 thousand comparing the same period in 1997. The majority of the increase in interest income occurred in interest and fees on loans, interest and dividends on investment securities and in interest on deposits with banks. Increases in interest from both securities and deposits with banks are related to the growth in average volume of investment securities and interest-bearing deposits with banks. Increases in interest from loans are due to a higher discount accretion on purchased loans.

The total interest expense increased $93 thousand or 5.1 percent in the second quarter of 1998 compared to the same period in 1997. The total interest expense for the six month period ending June 30, 1998, increased $177 thousand or 4.9 percent compared to the same period in 1997. Over this period, the average balances on interest- bearing deposits grew more than $6 million or
3.9 percent. The increase in interest expense is primarily related to increases in volume of time deposits. The rate on time deposits increased 21 basis points while the rate on savings deposits declined 6 basis points comparing the first six months of 1998 to the same period in 1997.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 1998 increased $119 thousand, or 4.4 percent, compared to the same period in 1997. Net interest income for the first six months of 1998 was $5.371 million compared to $5.232 million for the same period in 1997.
Net interest income for the quarter and the six month period is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was
5.62 percent and 5.61 percent during the three months ended June 30, 1998 and 1997 and was 5.40 percent and 5.42 percent during the six months ended June 30, 1998 and 1997.

Other income increased $6 thousand, or 1.6 percent, for the first three months of 1998 compared to the same period a year ago. Other income for the six months ended June 30, 1998, increased $121 thousand compared to the same period in 1997. This increase in other noninterest income primarily relates to an increase in income from insurance commissions, security sales commissions, service charges on deposit accounts, trust department income, and other real estate owned.

Total other expenses decreased nearly $21 thousand, or more than 1.25 percent, for the three months ended June 30, 1998, and other expenses decreased $33 thousand for the six months ended June 30, 1998, compared to the same periods in 1997. This decrease in other noninterest expenses primarily resulted from decreases in amortization of premium on purchased deposits, salary and employee benefits, and legal expense partially offset by increases in the occupancy expense and data processing expense. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first six months of 1998, total assets increased $4.4 million, or nearly 2.1 percent, over December 31, 1997, and increased $10.6 million, or
5.1 percent, over June 30, 1997.

The Company's loan portfolio of $114.3 million declined 4.5 percent from the December 31, 1997, level of $119.7 million. Loans, the major use of funds, represent 52.4 percent of total assets.

Investment securities and other short-term investments represent 41.5 percent of total assets. Investment securities increased $14.3 million since December 31, 1997. Other short-term investments decreased $4.8 million since December 31, 1997. This resulted in an overall increase in investments of $9.5 million.

Deposits, the primary source of the Company's funds, increased from $176.4 million at December 31, 1997, to $180.3 million at June 30, 1998, an increase of 2.2 percent. The significant amount of deposit growth occurred in NOW accounts deposits. At June 30, 1998, total deposits represented 82.6 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.67 percent of total loans outstanding at June 30, 1998, and December 31, 1997. Management considers the allowance for loan losses as of June 30, 1998, adequate to cover potential losses in the loan portfolio.

PART II. - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)  Date - April 28, 1998 - annual shareholders' meeting.

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

       Director Emeritus:
         Mrs. Kenneth V. Cope
         J. Reeves Haley
         Mrs. Hugh Turner

  (c)  The following matter was voted on at the annual
       shareholders' meeting.
                                       Number Of              Percent Of
                                       Votes Cast         Outstanding Shares

       (1)  Election Of
            Directors                   2,057,488               80.00%

            Against                        18,686                 .90%

            Total Shares Voted          2,076,174               80.90%









ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
  a.  Exhibits 27.1  -  Financial Data Schedule

  b. There have been no reports filed on Form 8-K for the quarter ended June 30, 1998.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  August 06, 1998         BY:  s/George R. Kirkland

                                    GEORGE R. KIRKLAND
                                    SENIOR VICE-PRESIDENT
                                    FINANCIAL AND ACCOUNTING OFFICER