Form 10-Q
period 1998-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1998-11-16
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D. C.  20549

                               FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the quarterly period ended September 30, 1998

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

           Class                          Outstanding At October 15, 1998
Common Stock, $1 Par Value                            3,000,000

                 SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                             TABLE OF CONTENTS

                                                                        PAGE #

PART I - FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

  The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

   a.  Consolidated balance sheets (unaudited) - September 30, 1998
       and December 31, 1997.                                                2

   b.  Consolidated statements of income (unaudited) - for the nine
       months and the three months ended September 30, 1998 and 1997.        3

   c.  Consolidated statements of comprehensive income (unaudited) -
       for the nine months and the three months ended September
       30, 1998 and 1997.                                                    4

   d.  Consolidated statements of cash flows (unaudited) for the nine
       months ended September 30, 1998 and 1997.                             5

   e.  Notes to Consolidated Financial Statements                            6


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                    7

PART II - OTHER INFORMATION

  ITEM 5.  OTHER INFORMATION                                                11

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                 11

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    September 30, 1998 and December 31, 1997
                                                  September 30,   December 31,
           ASSETS                                    1998             1997
Cash and due from banks                        $   6,106,977     $   6,067,222
Interest-bearing deposits with banks               3,625,494        12,178,724
Federal funds sold                                 2,170,000         2,125,000
Investment securities available for
  sale, at fair value                              5,954,917         2,184,531
Investment securities held to maturity
  (estimated fair value of $71,862,617
   and $68,252,671)                               70,545,748        64,640,817
Total investment securities                       76,500,665        66,825,348

Loans                                            116,968,486       119,686,763
Less:  Unearned income                              (129,497)         (142,668)
  Allowance for loan losses                       (1,950,769)       (1,998,822)
Loans, net                                       114,888,220       117,545,273

Premises and equipment                             4,474,522         3,925,835
Other assets                                       3,622,901         5,289,259

Total assets                                   $ 211,388,779     $ 213,956,661

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing                            $  19,622,067     $  21,366,320
NOW accounts                                      33,615,208        35,497,778
Money Market                                       8,135,186         9,719,999
Savings                                           13,551,521        13,742,235
Certificates of deposit $100,000 and over         22,032,614        20,484,022
Other time accounts                               75,624,817        75,625,128
Total deposits                                   172,581,413       176,435,482
Federal funds purchased and securities
sold under repurchase agreements                     365,000         1,300,300
Other borrowed funds                               1,500,000         1,500,000
Long-term debt                                     8,000,000         8,000,000
Other liabilities                                  1,884,310         1,804,814
Total liabilities                                184,330,723       189,040,596

Stockholders' equity:
Common stock - par value $1; authorized
5,000,000 shares; issued 3,000,000 shares          3,000,000         3,000,000
Capital surplus                                    2,086,028         2,029,134
Retained earnings                                 24,251,793        22,294,875
Accumulated other comprehensive income               109,441                 0
Treasury stock 434,401 shares for 1998 and
439,209 shares for 1997, at cost                  (2,389,206)       (2,407,944)
Total stockholders' equity                        27,058,056        24,916,065

Total liabilities and stockholders' equity     $ 211,388,779     $ 213,956,661

                           SOUTHWEST GEORGIA FINANCIAL CORPORATION
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)
                                          For The Three Months        For The Nine Months
                                          Ended September 30,         Ended September 30,
                                           1998          1997          1998          1997
Interest income:
Interest and fees on loans             $ 3,114,428   $ 3,223,852   $ 9,450,045   $ 9,424,415
Dividends on securities available
  for sale                                  84,424        85,598       253,400       255,946
Interest on taxable securities
  held to maturity                       1,148,911     1,106,722     3,529,781     3,436,554
Interest on tax exempt securities
  available for sale                        32,143             0        53,221             0
Interest on tax exempt securities
  held to maturity                          13,350             0        18,393        18,750
Interest on federal funds sold              49,955        26,403       106,733        70,819
Interest on deposits with banks             81,222        42,875       280,457       130,517
Total interest income                    4,524,433     4,485,450    13,692,030    13,337,001

Interest expense:
Interest on deposits                     1,757,391     1,675,171     5,254,183     4,949,237
Interest on federal funds purchased
  and securities sold under
  repurchase agreements                      5,161        25,081        20,545        87,855
Interest on other borrowings                21,965        23,191        67,032        66,907
Interest on long-term debt                 121,440       121,440       360,360       360,360
Total interest expense                   1,905,957     1,844,883     5,702,120     5,464,359

Net interest income                      2,618,476     2,640,567     7,989,910     7,872,642
Provision for loan losses                   75,000        65,000       205,000       155,000
Net interest income after
  provision for loan losses              2,543,476     2,575,567     7,784,910     7,717,642

Noninterest income:
Service charges on deposit accounts        231,848       232,319       701,847       660,641
Fees for trust services                     59,938        56,702       214,480       189,215
Fees for trust services
Net gain (loss) on the sale of assets      223,126             0       219,534        (2,665)
Other income                                59,932        80,642       308,147       265,675
Total noninterest income                   574,844       369,663     1,444,008     1,112,866

Noninterest expense:
Salaries and employee benefits             968,973       977,472     2,879,384     2,900,489
Occupancy expense                          121,441       106,151       335,823       295,265
Equipment expense                           99,641       109,830       304,172       326,598
Data processing expense                    117,399        85,207       328,821       259,830
Other operating expenses                   395,097       368,576     1,150,544     1,194,534
Total noninterest expenses               1,702,551     1,647,236     4,998,744     4,976,716

Income before income taxes               1,415,769     1,297,994     4,230,174     3,853,792
Provision for income taxes                 491,900       446,300     1,426,800     1,251,100
Net income                             $   923,869   $   851,694   $ 2,803,374   $ 2,602,692


Earnings per share of common stock:
Net income, basic and diluted          $      0.36   $      0.33   $      1.09   $      1.02
Dividends paid                                0.11          0.10          0.33          0.30
Average shares outstanding               2,565,599     2,560,791     2,564,619     2,560,791

                          SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                         (UNAUDITED)
                                          For The Three Months        For The Nine Months
                                          Ended September 30,         Ended September 30,
                                           1998          1997          1998          1997
Net income                             $   923,869   $   851,694   $ 2,803,374   $ 2,602,692
Other comprehensive income, net of tax
Unrealized gains(losses) on securities
  available for sale                       109,441             0       109,441             0
Comprehensive income                   $ 1,033,310   $   851,694   $ 2,912,815   $ 2,602,692

                     SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                         For The Nine Months
                                                         Ended September 30,
                                                        1998             1997
Cash flows from operating activities:
Net income                                        $   2,803,374    $   2,602,692
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                             205,000          155,000
  Depreciation                                          350,550          341,465
  Net amortization and accretion of
   investment securities                                 39,159     (     61,695)
  Net loss (gain) on sale and disposal of assets   (    219,534)           2,665
  Changes in:
    Other assets                                        283,532     (    250,097)
    Other liabilities                                    74,659     (    361,867)

Net cash provided by operating activities             3,536,740        2,428,163

Investing activities:
  Proceeds from maturities of securities held
   to maturity                                       16,000,000       14,530,000
  Proceeds from sale of securities
   available for sale                                    69,300                0
  Purchase of securities held to maturity          ( 22,313,433)    (  8,814,279)
  Purchase of securities available for sale        (  3,356,064)               0
  Net change in other short-term investments       (     45,000)    (    115,000)
  Net change in loans                                 2,452,053     (  3,868,159)
  Purchase of premises and equipment               (    916,955)    (    381,189)
  Proceeds from sales of other assets                 1,620,077          886,033
  Net change in interest-bearing deposits
   with banks                                         8,553,230     (  6,962,322)

Net cash used for investing activities                2,063,208     (  4,724,916)

Financing activities:
  Net change in deposits                           (  3,854,069)       1,526,189
  Net change in federal funds purchased and
   securities sold under repurchase agreements     (    935,300)    (    416,646)
  Cash dividends declared                          (    846,456)    (    768,239)
  Proceeds from sale of treasury stock                   75,632                0
Net cash provided by (required for)
 financing activities                              (  5,560,193)         341,304

Increase (decrease) in cash and due from bank            39,755     (  1,955,449)

Cash and due from banks - beginning of period         6,067,222        7,353,763

Cash and due from banks - end of period           $   6,106,977    $   5,398,314

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 1998, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 1998, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended September 30, 1998, total capital increased $751 thousand to $27.1 million. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 12.80 percent as of September 30, 1998. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


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


Comparison of Statements of Income

The Company's net income after taxes for the three month period ending September 30, 1998, was $924 thousand compared to $852 thousand for the same period in 1997, representing an increase of $72 thousand or 8.47 percent. For the first nine months of 1998, the Company earned a net income of $2.803 million or $ 1.09 per share compared to $2.603 million or
$ 1.02 per share in 1997.   This nine month growth in earnings is primarily
attributable to both increased interest and noninterest income.

Total interest income increased $39 thousand comparing the three months ended September 30, 1998 to the same period in 1997. For the first nine months of 1998, total interest income increased $355 thousand comparing the same period in 1997. The majority of the increase in interest income occurred in interest and dividends on investment securities and in interest on deposits with banks. Increases in interest from both securities and deposits with banks are related to the growth in average volume of investment securities and interest-bearing deposits with banks.

The total interest expense increased $61 thousand or 3.3 percent in the third quarter of 1998 compared to the same period in 1997. The total interest expense for the nine month period ending September 30, 1998, increased $238 thousand or 4.4 percent compared to the same period in 1997. Over this period, the average balances on interest-bearing deposits grew more than $5.4 million or 3.5 percent. The increase in interest expense is primarily related to increases in volume of time deposits. The rate on time deposits increased 17 basis points while the rate on savings deposits declined 5 basis points comparing the first nine months of 1998 to the same period in 1997.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 1998 decreased $22 thousand, or less than 1 percent, compared to the same period in 1997. Net interest income for the first nine months of 1998 was $7.990 million compared to $7.873 million for the same period in 1997. Net interest income for the quarter and the nine month period is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was 5.26 percent and 5.44 percent during the three months ended September 30, 1998 and 1997 and was 5.35 percent and
5.42 percent during the nine months ended September 30, 1998 and 1997.

Other income increased $205 thousand, or 55.5 percent, for the three months ended September 30, 1998 compared to the same period a year ago. Other income for the nine months ended September 30, 1998, increased $331 thousand compared to the same period in 1997. This increase in other noninterest income primarily relates to an increase in income from the sale of other real estate owned.

Total other expenses increased $55 thousand, or 3.36 percent, for the three months ended September 30, 1998, and other expenses increased $22 thousand for the nine months ended September 30, 1998, compared to the same periods in 1997. This increase in other noninterest expenses primarily resulted from increases in legal expense, occupancy expense, and data processing expense partially offset by decreases in salary and employee benefits and equipment expense. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first nine months of 1998, total assets decreased $2.6 million, or nearly 1.2 percent, over December 31, 1997, and decreased $677 thousand, or 0.3 percent, over September 30, 1997.

The Company's loan portfolio of $117.0 million declined 2.7 percent from the December 31, 1997, level of $119.7 million. Loans, the major use of funds, represent 55.3 percent of total assets.

Investment securities and other short-term investments represent 38.9 percent of total assets. Investment securities increased $9.7 million since December 31, 1997. Other short-term investments decreased $8.5 million since December 31, 1997. This resulted in an overall increase in investments of $1.2 million.

Deposits, the primary source of the Company's funds, decreased from $176.4 million at December 31, 1997, to $172.6 million at September 30, 1998, a decrease of 2.2 percent. This decline in deposits occurred primarily in NOW accounts and demand deposits. At September 30, 1998, total deposits represented 81.6 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.67 percent of total loans outstanding at September 30, 1998, and December 31, 1997. Management considers the allowance for loan losses as of September 30, 1998, adequate to cover potential losses in the loan portfolio.


Year 2000 Issue

Management of the Company and its subsidiary bank is acutely aware of the Year 2000 issue arising from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Management has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures, due to an inability to properly interpret date codes beginning January 1, 2000.

In preparation for Year 2000, the Company has implemented a plan to meet Year 2000 readiness and to evaluate risks associated with the Year 2000 issue. This plan is fully supported by management and the Board of Directors. All areas of the Company and the Bank were reviewed to determine the Year 2000 status of all outsourced systems and in-house systems and equipment.

To facilitate the assessment of both outsourced and in-house systems and equipment of the Company and Bank, the systems and equipment were segregated into two basic areas for evaluation. These are: (1) systems or equipment that are deemed mission critical, and (2) systems or equipment that are not deemed to be mission critical. All mission critical systems were identified by the end of the third quarter of 1997. In a large number of instances, it was determined that the systems and equipment will not be affected by the Year 2000 issue. As of September 30, 1998, the Company had received written assurance from most of the companies listed in its vendor inventory list indicating that their systems are or will be Year 2000-compliant. All systems and equipment Year 2000 renovations have been substantially completed, and testing is in process to be substantially completed by December 31, 1998. All Year 2000-compliant implementations are scheduled to be fully completed by the end of the first quarter of 1999.

The most significant vendor to the Company, which acts as a service bureau for the Bank's data processing, has completed its system renovation and is in the testing process. The Company has and will continue to participate in the testing and verification of Year 2000-related changes made by that vendor. Even for those systems and equipment affected by the Year 2000 issue, based on current estimates, the Company does not expect to incur a material amount of expenses associated with the Year 2000 compliance. It is recognized that any Year 2000 compliance failures could result in additional expenses to the Company.

In addition to assessing both its own and vendors' systems and equipment for Year 2000 compliance, the Bank has examined closely all large borrowers to determine their awareness of and plans to address the Year 2000 issue. While management is diligently working to assure Year 2000 compliance, compliance by the Bank is largely dependent upon compliance by vendors, primarily in the area of data processing. Management is requiring its computer system and software vendors to represent that the products are, or will be, Year 2000-compliant and has planned a program for testing for compliance.

Although management believes that the Bank's systems will be Year
2000-compliant, a written contingency plan has been developed to address potential problems that might be caused from Year 2000-compliant system failures.

PART II. - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

The Company has announced the signing of a definitive agreement for Southwest Georgia Bank to purchase the Pavo, Georgia, branch of the Farmers and Merchants Bank of Monticello, Florida. Terms of the purchase were not disclosed, and the transaction is subject to regulatory approval. The Pavo branch, with a deposit base of over $5.5 million, will be the second banking facility outside of Colquitt County to be acquired by Southwest Georgia Bank. The anticipated effective date is prior to December 31, 1998.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits 27.1  -  Financial Data Schedule

b. There have been no reports filed on Form 8-K for the quarter ended September 30, 1998.

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  September 12, 1998             BY:  s/George R. Kirkland
-------------------------             ---------------------------------------

                                      GEORGE R. KIRKLAND
                                      SENIOR VICE-PRESIDENT
                                      FINANCIAL AND ACCOUNTING OFFICER