Form 10-K
period 1998-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1999-03-30
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or,
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _______ to _______.

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

             YES       X                              NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 1, 1999: $37,671,502 based on 1,712,341 shares at the price of $22.00 per share.

As of March 26, 1999, 3,000,000 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1998, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the 1999 annual meeting of shareholders, filed with the Commission, and Annual Report to Share-holders for the fiscal year ended December 31, 1998, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Part III.

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


Markets

The Registrant conducts banking activities in Colquitt, Baker and Thomas Counties and their surrounding counties of Georgia. Agriculture plays an important part in the Colquitt, Baker and Thomas County economy. Colquitt and Thomas County grows a large portion of Georgia's produce crops, including turnips, cabbage, sweet potatoes, and squash. Also, Colquitt and Thomas County is home to producers of tobacco, peanuts, cotton, and pork. Manufacturing firms employ a large number of Colquitt and Thomas County residents. Apparel, lumber and wood products, and textile manufacturers are located in the Colquitt and Thomas County area. Baker County's major crops are cotton and peanuts. The remaining major employers are service industries and retail stores. Approximately 40,000 persons reside in Colquitt County while 3,700 and 43,000 persons reside in Baker and Thomas Counties, respectively.

                                 -2-

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1998, the Registrant's deposit base, totaling $191,087,059 consisted of $23,889,034 in noninterest-bearing demand deposits (12.50 percent of total deposits), $52,010,185 in interest-bearing demand deposits including money market accounts (27.22 percent of total deposits), $13,877,136 in savings deposits (7.26 percent of total deposits), $76,923,935 in time deposits in amounts less than $100,000 (40.26 percent of total deposits), and $24,386,769 in time deposits of $100,000 or more (12.76 percent of total deposits).


Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations; and both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1998, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 9.8%, 76.8% and 13.4%, respectively, of the Bank's total loan portfolio.


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

                                 -3-

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


Employees

The Bank has 96 full-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good. None of the Bank's executive officers, except Mr. Clark, is employed pursuant to any employment contract. See Exhibit 10.3, which is incorporated herein by reference.


Competition

The banking business is highly competitive. The Bank competes with two other depository institutions in Colquitt County but no depository institution in Baker County. The newly acquired branch in Pavo, Georgia has no other depository institution in this town, but there are other financial institutions within the county of Thomas. The Bank also competes with other financial service organizations located outside Colquitt, Baker, and Thomas Counties, including brokers, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, changes in the laws applicable to banks, savings and loan associations, and other financial institutions and the increased competition from investment bankers, brokers, and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates. See "Supervision and Regulation."

At December 31, 1998, the Registrant's total consolidated deposits and assets were $191,087,059 and $230,198,031, respectively. The Registrant's bank subsidiary is ranked as the largest among three depository institutions in Colquitt County, Georgia.

                                 -4-
Monetary Policies

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

The payment of dividends by the Registrant and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1998, retained earnings totaled $17.2 million of which $10.5 million has been appropriated in order for the Bank to provide adequate lending limits for a single borrower. The remaining $6.7 million of retained earnings are available from the Bank to pay dividends. For 1998 the Registrant's cash dividend payout to stockholders was 31.9% of net income.

                                 -5-
Supervision and Regulation

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

The Bank, as a member of the Federal Reserve System, is subject to the supervision of, and is regularly examined by, the Federal Reserve and DBF. Both the FDIC and the DBF must grant prior approval of any merger, consolidation, or other corporate reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

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


Capital Adequacy

The Federal Reserve has risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum standard of total capital (as defined) to risk-rated assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-rated assets of four percent (4%); and (3) a minimum stockholders' equity to risk-based assets of four percent (4%). In addition, the Federal Reserve has established a minimum of three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly rated banks. "Tier One Capital" generally consists of common equity, minority interests in equity accounts of consolidated subsidiaries, and certain perpetual preferred stock less certain intangibles. The Federal Reserve will require a bank holding company to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well- diversified risks in the opinion of the Federal Reserve. The Federal Reserve uses the leverage ratio in tandem with the risk-based ratio to assess capital adequacy of banks and bank holding companies. The FDIC, the Office of Comptroller of Currency ("OCC"), and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on the Company's capital requirements.

Effective December 19, 1992, a new Section 38 to the Federal Deposit
Insurance Corporation Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" program is based upon five regulatory zones for banks in which all banks would be placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place a bank in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent.
Better capitalized institutions will generally be subject to less onerous regulation and supervision than banks with lesser amounts of capital. The Federal Reserve has adopted regulations implementing the prompt corrective action provisions of the 1991 Act which place financial institutions in the following five categories based upon capitalization ratios: (1) A "well capitalized" institution has a total risk-based capital ratio of at least
10 percent, a Tier One risk-based ratio of at least 6 percent, and a leverage ratio of at least 5 percent; (2) An "adequately capitalized" institution has a total risk-based ratio of at least 8 percent, a Tier One risk-based ratio of at least 4 percent, and a leverage ratio of at least 4 percent; (3) An "undercapitalized" institution has a total risk-based capital ratio of under 8 percent, a Tier One risk-based capital ratio of under 4 percent, or a leverage ratio of under 4 percent; (4) A
"significantly undercapitalized" institution has a total risk-based capital ratio of under 6 percent, a Tier One risk-based ratio of under 3 percent, or a leverage ratio of under 3 percent; and (5) A "critically undercapitalized" institution has a leverage ratio of 2 percent or less. Any institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The proposed regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank at December 31, 1998, would be considered to be a "well capitalized" institution if solely viewed on the basis of capital ratios. As an institution drops below the "well capitalized" category, it becomes subject to increasing scrutiny, decreasing management flexibility, and increasingly harsh regulatory actions. It is therefore important for banks to remain in the "well capitalized" category notwithstanding the minimum capital ratios described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Dividends" contained on page 18 of the Registrant's 1998 Annual Report to Shareholders, which is incorporated herein by reference, for the Registrant's capital position.


Recent Legislation

On April 19, 1995, the four federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA") which are intended to set distinct assessment standards for financial institutions. The revised regulations contain three evaluation tests: (1) a lending test which will compare the institution's market share of loans in low and moderate income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low and moderate income areas or individuals,
(ii) a services test which will evaluate the provisions of services that promote the availability of credit to low and moderate income areas, and
(iii) an investment test which will evaluate an institution's record of investments in organizations designed to foster community development, small and minority-owned businesses, and affordable housing lending, including state and local government housing or revenue bonds. The regulations are designed to reduce some paperwork requirements of the current regulations and provide regulators, institutions, and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The regulations became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less than $250 million that are owned by a holding company with total assets of less than $1 billion. It is not expected that these regulations will have any appreciable impact upon the Registrant and the Bank.

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

On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and specify the factors the agencies will consider in determining if lending discrimination exists, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis; (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no indication that the treatment was motivated by prejudice or a conscious intention to discriminate against a person; and
(3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

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

On January 26, 1996, the Georgia legislature adopted a bill (the "Georgia Intrastate Bill") to permit, effective July 1, 1996, any Georgia bank or group of affiliated banks under one holding company to establish up to an aggregate of three new or additional branch banks anywhere within the State of Georgia excluding any branches established by a bank in a county which it is already located. After July 1, 1998, all restrictions on state-wide branching were removed. Before adoption of the Georgia Intrastate Bill, Georgia only permitted branching via merger or consolidation with an existing bank or in certain other limited circumstances.

Executive Officers Of The Registrant

Executive officers are elected by the Board of Directors annually in April and hold office until the following April unless they resign or are removed from office by the Board of Directors.

The executive officers of the Registrant and their ages, positions with the Registrant, and terms of office as of January 31, 1999, are as follows:

                                                                Officer Of The
Name (Age)               Principal Position                    Registrant Since
John H. Clark            Chief Executive Officer and Vice                  1980
  (61)                   Chairman of the Registrant and Bank
                                 -8-

Cecil Alvis              Chief Operating Officer and President             1982
  (64)                   of the Registrant and Bank

Violet K. Weaver         Executive Vice President and Secretary            1981
  (63)                   of the Registrant and Bank

John J. Cole, Jr.        Senior Vice President of the                      1984
  (48)                   Registrant and Senior Vice President
                         and Cashier of the Bank

George R. Kirkland       Senior Vice President and Treasurer               1991
  (48)                   of the Registrant and Senior Vice
                         President and Comptroller of the Bank

C. Broughton Williams    Senior Vice President of the Registrant           1993
  (62)                   and Bank

Frank E. Davis           Senior Vice President of the Registrant           1996
  (45)                   and Senior Vice President and Trust
                         Officer of the Bank

C. Wallace Sansbury      Senior Vice President of the Registrant           1996
  (56)                   and Bank

Randall L. Webb, Jr.     Senior Vice President of the Registrant           1994
  (50)                   and Bank

William T. Hand          Senior Vice President of the Registrant           1998
  (51)                   and Bank

Lamar F. Seay            Vice President of the Registrant                  1992
  (59)                   and Bank

Judy M. Owens            Vice President of the Registrant                  1993
  (54)                   and Vice President and Trust
                         Officer of the Bank

                                 -10-

Geraldine A. Ferrone     Vice President of the Registrant                  1995
  (52)                   and Bank

Robert M. Carlton, Jr.   Vice President of the Registrant                  1995
  (57)                   and Bank

Margaret H. Lewis        Vice President of the Registrant                  1995
  (54)                   and Bank

Charles H. Bannister     Vice President of the Registrant                  1997
  (40)                   and Bank

John W. Gandy            Vice President of the Registrant                  1997
  (45)                   and Bank

Peggy C. Weeks           Vice President of the Registrant                  1997
  (61)                   and Bank

Richard E. Holland       Vice President of the Registrant                  1998
  (53)                   and Bank

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

Mrs. Weaver became Executive Vice President in December 1996. Previously, she has served as Senior Vice President and Secretary of the Bank since 1986 and became Senior Vice President and Secretary of the Registrant in 1992. Previously, she has served in various positions with the Registrant and the Bank since 1976.

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

Mr. Williams became Senior Vice President of the Bank and Registrant in 1994. Previously, he had been Vice President of the Bank and Registrant since 1993. Also, he had served as Moultrie City President and Chairman of the Local Board of Advisory Directors of NationsBank of Georgia, N.A. from 1987 to 1992.

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

Mr. Hand became Senior Vice President of the Bank and Registrant in 1998. Previously, he had been President, Chief Executive Officer, Trust Officer and Director of First Bancorporation of Cleveland, Inc. and its banking subsidiary First Bank & Trust located in Cleveland, Texas from 1990 to 1998.

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

Mr. Holland became Vice President of the Bank and Registrant in 1998. Previously, he had been Vice President City Manager of Nationsbank Florida, N.A. from 1993 to 1998. Also, he had been Vice President Administration of C&S/Sovran Corporation from 1987 to 1993.

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

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

Average Balance Sheets and Net Interest Income Analysis

Condensed average balance sheets for the years indicated are presented below:

                                              Year Ended December 31, 1998
                                              Average
                                              Balance    Interest      Rate
                                                  (Thousands Of Dollars)
ASSETS
Cash and due from banks                      $   5,943  $      -         - %

Earning assets:
 Interest-bearing deposits                       8,886        472      5.31%
 Loans, net (a) (b) (c)                        113,820     12,466     10.95%
 Taxable investment securities
  held to maturity                              73,122      4,604      6.30%
 Nontaxable investment securities
  held to maturity (c)                             810         53      6.54%
 Nontaxable investment securities
  available for sale (c)                         2,124        149      7.02%
 Other  investment securities
  available for sale                             2,131        721     33.83%
 Federal funds sold and securities
  purchased with agreements to resell            2,128        114      5.36%

   Total earning assets                        203,021     18,579      9.15%
Premises and equipment                           4,367
Other assets                                     4,505

Total assets                                 $ 217,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                              $  21,706   $     -         - %

Interest-bearing liabilities:
 Savings deposits                               61,121      1,560      2.55%
 Time deposits                                  96,887      5,399      5.57%
 Federal funds purchased and securities
  sold under agreements to repurchase              498         26      5.22%
 Other borrowings                                9,500        571      6.01%

   Total interest-bearing liabilities          168,006      7,556      4.50%
Other liabilities                                1,768

   Total liabilities                           191,480

Common stock                                     3,000
Surplus                                          2,070
Retained earnings                               23,680
Less treasury stock                           (  2,394)

   Total shareholders' equity                   26,356

Total liabilities and shareholders' equity   $ 217,836

Net interest income and margin                           $ 11,023      5.43%

                                              Year Ended December 31, 1997
                                              Average
                                              Balance    Interest      Rate
                                                  (Thousands Of Dollars)
ASSETS
Cash and due from banks                      $   5,361   $     -         - %

Earning assets:
 Interest-bearing deposits                       5,132        283      5.51%
 Loans, net (a) (b) (c)                        117,029     12,630     10.79%
 Taxable investment securities
  held to maturity                              70,601      4,487      6.36%
 Nontaxable investment securities
  held to maturity (c)                             248         29     11.69%
 Other  investment securities
  available for sale                             2,000        496     24.80%
 Federal funds sold and securities
  purchased with agreements to resell            1,870        101      5.40%

   Total earning assets                        196,880     18,026      9.16%
Premises and equipment                           3,419
Other assets                                     5,578

Total assets                                 $ 211,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                              $  20,918   $     -         - %

Interest-bearing liabilities:
 Savings deposits                               60,612      1,600      2.64%
 Time deposits                                  92,408      5,070      5.49%
 Federal funds purchased and securities
  sold under agreements to repurchase            1,939        107      5.52%
 Other borrowings                                9,500        572      6.02%

   Total interest-bearing liabilities          164,459      7,349      4.47%
Other liabilities                                2,026

   Total liabilities                           187,403

Common stock                                     3,000
Surplus                                          2,012
Retained earnings                               21,238
Less treasury stock                           (  2,415)

   Total shareholders' equity                   23,835

Total liabilities and shareholders' equity   $ 211,238

Net interest income and margin                           $ 10,677      5.42%

                                              Year Ended December 31, 1996
                                               Average
                                               Balance   Interest      Rate
                                                  (Thousands Of Dollars)
ASSETS
Cash and due from banks                      $   6,136   $     -         - %

Earning assets:
 Interest-bearing deposits                       2,778        151      5.44%
 Loans, net (a) (b) (c)                        113,123     12,302     10.87%
 Taxable investment securities
  held to maturity                              70,362      4,525      6.43%
 Nontaxable investment securities
  held to maturity (c)                             500         56     11.20%
 Other investment securities
  available for sale                             1,388         99      7.13%
 Federal funds sold and securities
  purchased with agreements to resell            1,984        104      5.24%

   Total earning assets                        190,135     17,237      9.07%
Premises and equipment                           3,327
Other assets                                     5,718

Total assets                                 $ 205,316

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                              $  19,622   $     -         - %

Interest-bearing liabilities:
 Savings deposits                               61,516      1,622      2.64%
 Time deposits                                  89,227      4,902      5.49%
 Federal funds purchased and securities
  sold under agreements to repurchase            2,067        117      5.66%
 Other borrowings                                9,500        571      6.01%

   Total interest-bearing liabilities          162,310      7,212      4.44%
Other liabilities                                1,993

   Total liabilities                           183,925

Common stock                                     3,000
Surplus                                          1,972
Retained earnings                               18,853
Less treasury stock                           (  2,434)
Total shareholders' equity                      21,391

Total liabilities and shareholders' equity   $ 205,316

Net interest income and margin                           $ 10,025      5.27%

Interest Rates

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees as follows (in thousands): 1998 - $416, 1997 - $470, and 1996 - $518.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 1998, 1997, and 1996.


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

                                                                    (a)
                                                                   Due To
                                                    Increase     Changes In
                                  1998       1997  (Decrease)  Volume    Rate
                                            (Thousands Of Dollars)
Interest earned on:
 Interest-bearing deposits     $    472   $    283   $  189    $  199   $(  10)
 Loans, net (b)                  12,466     12,630    ( 164)    ( 357)     193
 Taxable investment
  securities held to maturity     4,604      4,487      117       159    (  42)
 Nontaxable investment
  securities held to
  maturity (b)                       53         29       24        30    (   6)
 Nontaxable investment
  securities available
  for sale (b)                      149         -       149       149       -
 Other securities available
  for sale                          721        496      225        34      191
 Federal funds sold and
  securities purchased
  under agreements to resell        114        101       13        14    (   1)

  Total interest income          18,579     18,026      553       228      325

Interest paid on:
 Savings deposits                 1,560      1,600    (  40)       12    (  52)
 Time deposits                    5,399      5,070      329       253       76
 Federal funds purchased
  and securities sold under
  agreements to repurchase           26        107    (  81)    (  75)   (   6)
 Other borrowings                   571        572    (   1)       -     (   1)

  Total interest expense          7,556      7,349      207       190       17

Net interest earnings          $ 11,023   $ 10,677   $  346    $   38   $  308

                                                                    (a)
                                                                   Due To
                                                    Increase     Changes In
                                  1997       1996  (Decrease)  Volume    Rate
                                            (Thousands Of Dollars)
Interest earned on:
 Interest-bearing deposits     $    283   $    151   $  132    $  130   $   2
 Loans, net (b)                  12,630     12,302      328       416    ( 88)
 Taxable investment
  securities held to maturity     4,487      4,525    (  38)       17    ( 55)
 Nontaxable investment
  securities held to
  maturity (b)                       29         56    (  27)    (  29)      2
 Other securities available
  for sale                          496         99      397        60     337
 Federal funds sold and
  securities purchased
  under agreements to resell        101        104    (   3)    (   6)      3

  Total interest income          18,026     17,237      789       588     201
Interest paid on:
 Savings deposits                 1,600      1,622    (  22)    (  22)     -
 Time deposits                    5,070      4,902      168       168      -
 Federal funds purchased
  and securities sold under
  agreements to repurchase          107        117    (  10)    (   7)   (  3)
 Other borrowings                   572        571        1        -        1

  Total interest expense          7,349      7,212      137       139    (  2)

Net interest earnings          $ 10,677   $ 10,025   $  652    $  449   $ 203

                                                                    (a)
                                                                   Due To
                                                    Increase     Changes In
                                  1996       1995  (Decrease)  Volume    Rate
                                            (Thousands Of Dollars)
Interest earned on:
 Interest-bearing deposits     $    151   $    234   $ ( 83)   $ ( 66)  $( 17)
 Loans, net (b)                  12,302     12,405     (103)     ( 43)   ( 60)
 Taxable investment
  securities held to maturity     4,523      4,173      352       417    ( 65)
 Nontaxable investment
  securities held to
  maturity (b)                       56         56       -         -       -
 Other securities available
 for sale                            99         92        7         7      -
 Federal funds sold and
  securities purchased
  under agreements to resell        104        163     ( 59)     ( 44)   ( 15)

   Total interest income         17,237     17,123      114       271    (157)

Interest paid on:
 Savings deposits                 1,622      1,850     (228)     (  9)   (219)
 Time deposits                    4,902      4,703      199        49     150
 Federal funds purchased
  and securities sold under
  agreements to repurchase          117        120     (  3)     (  9)      6
 Other borrowings                   571        569        2        -        2

   Total interest expense         7,212      7,242     ( 30)       31    ( 61)

Net interest earnings          $ 10,025   $  9,881   $  144    $  240   $( 96)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 1998, 1997, and 1996 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                             Year Ended December 31,
                                          1998        1997        1996
                                            (Thousands Of Dollars)
Securities held to maturity:
U. S. Treasury and other
 U. S. Government Agencies              $ 63,806    $ 62,561    $ 71,475
State and municipal                        5,280       2,080       2,580

Total securities held to maturity       $ 69,086    $ 64,641    $ 74,055

Securities available for sale:
Equity securities                       $  2,484    $  2,185    $  1,425
State and municipal                     $  8,926    $     -     $     -

Total securities available for sale     $ 11,410    $  2,185    $  1,425

The following table shows the maturities of debt securities at December 31, 1998, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

                                           MATURITY

                                   After One        After Five
                     Within        But Within       But Within         After
                    One Year       Five Years        Ten Years       Ten Years
                 Amount  Yield    Amount  Yield    Amount  Yield   Amount  Yield
                                    (Thousands Of Dollars)
Debt Securities:
U.S. Treasury
 and other U.S.
 Government
 Agencies      $ 14,015  6.68%  $ 40,229  6.24%  $  9,562  5.88%  $    -     - %

State and
 municipal           -     - %     1,575  6.74%     4,454  6.19%    8,177  6.97%
  Total        $ 14,015  6.68%  $ 41,804  6.26%  $ 14,016  5.98%  $ 8,177  6.97%

The calculation of weighted average yields is based on the cost and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 1998 and 1997, securities carried at approximately $28,614,000 and $24,872,000, respectively, were pledged to secure public and trust deposits as required by law.

Loan Portfolio


Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to type of loan.

                                           Year Ended December 31,
                               1998       1997       1996       1995       1994
                                           (Thousands Of Dollars)
Commercial, financial and
 agricultural              $  15,490  $  17,076  $  18,450  $  17,706  $  14,827
Real estate - construction        -          -          -          -          -
Real estate - mortgage        88,767     90,111     85,338     87,319     92,301
Other                            150        448        208         45         60
Installment                   11,219     12,052     12,369     11,700     11,343
  Total loans                115,626    119,687    116,365    116,770    118,531
Less:
 Unearned income                 128        143        156        177        236
 Allowance for loan losses     2,003      1,999      2,009      2,140      2,028

  Net loans                $ 113,495  $ 117,545  $ 114,200  $ 114,453  $ 116,267

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the distribution of the commercial, financial and agricultural loan portfolio, excluding real estate mortgage and consumer loans at December 31, 1998.

                                                 Commercial,
                                                  Financial
                                                     and
                                                 Agricultural
                                            (Thousands Of Dollars)
Distribution of loans which are due:
 In one year or less                             $  11,853
 After one year but within five years                2,525
 After five years                                    1,112

   Total                                         $  15,490

The following table shows, for the selected loans above due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 1998.

                            Loans With
                          Predetermined       Loans With
                              Rates         Floating Rates         Total
                                        (Thousands Of Dollars)
Commercial, financial
 and agricultural           $   557            $ 3,080            $ 3,637

Risk Elements In The Loan Portfolio

The following table presents information concerning outstanding balances of nonperforming loans for the indicated years ended December 31. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans"); (b) loans which are contractually past due 90 days or more as to interest or principal payments ("past-due loans"); (c) loans for which the terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("renegotiated loans"); and (d) loans now current but where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms ("potential problem loans").

                   Nonaccrual   Past-Due   Renegotiated     Potential
                      Loans      Loans         Loans      Problem Loans   Total
                                       (Thousands Of Dollars)
December 31, 1998  $ 1,806      $   281       $     0        $    289    $ 2,376
December 31, 1997  $    96      $   385       $     0        $    211    $   692
December 31, 1996  $   225      $    74       $    70        $    229    $   598
December 31, 1995  $   304      $    35       $    72        $    302    $   713
December 31, 1994  $ 3,910      $    97       $     0        $  1,266    $ 5,273

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

                                            Year Ended December 31,

                                1998       1997       1996       1995       1994

                                             (Thousands Of Dollars)
Average amount of net
 loans outstanding           $ 113,820  $ 117,029  $ 113,123  $ 113,515  $ 110,523
Amount of allowance for
 loan losses at beginning
 of period                   $   1,999  $   2,009  $   2,140  $   2,028  $   1,825
Reserve for loan losses of
 acquired affiliate                 -          -          -          -         162
Amount of loans charged off
 during period:
 Commercial, financial and
  agricultural                     201         69        234         35         12
 Real estate - mortgage             37         11          1         51         10
 Installment                       127        234        136        127         99

  Total loans charged off          365        314        371        213        121

Amount of recoveries during
 period:
 Commercial, financial, and
  agricultural                      31         26         11         -           1
 Real estate - mortgage              2          0          5         11          2
 Installment                        56         48         44         54         39

  Total loans recovered             89         74         60         65         42

Net loans charged off
 during period                     276        240        311        148         79
Additions to allowance for
 loan losses charged to
 operating expense during
 period                            280        230        180        260        120

  Amount of allowance for
   loan losses at end
   of period                 $   2,003  $   1,999  $   2,009  $   2,140  $   2,028



Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                        .24%       .21%       .27%       .13%       .07%

The allowance is based upon management's analysis of the portfolio under current and expected economic conditions. This analysis includes a study of loss experience, a review of delinquencies, and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. Based on the above factors, management considers the current allowance to be adequate.
                                 -23-


Allocation of Allowance For Loan Losses

Management has allocated the allowance for loan losses within the categories of loans set forth in the table below according to amounts deemed reasonably necessary to provide for possible losses. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below.

                         December 31, 1998     December 31, 1997     December 31, 1996
                                  Percent Of            Percent Of            Percent Of
                                   Loans In              Loans In              Loans In
      Category         Allocation  Category  Allocation  Category  Allocation  Category

                                            (Thousands Of Dollars)
Domestic:
Commercial, financial
 and agricultural       $   268     13.4%      $   271     13.6%     $   402     15.9%
Real estate - mortgage    1,538     76.8%        1,523     76.2%       1,406     73.8%
Installment                 197      9.8%          205     10.2%         201     10.3%

  Total                 $ 2,003    100.0%      $ 1,999    100.0%     $ 2,009    100.0%

                         December 31, 1995     December 31, 1994
                                  Percent Of            Percent Of
                                   Loans In              Loans In
      Category         Allocation  Category  Allocation  Category

                                  (Thousands Of Dollars)
Domestic:
Commercial, financial
and agricultural        $   449     13.7%      $   440     12.5%
Real estate - mortgage    1,476     76.2%        1,388     77.8%
Installment                 215     10.1%          200      9.7%

Total                   $ 2,140    100.0%      $ 2,028    100.0%

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

Deposits

The average amounts of deposits for the last three years are presented below.

                                   Year Ended December 31,

                                1998        1997        1996
                                   (Thousands Of Dollars)
Domestic Bank Offices

Noninterest-bearing
 demand deposits            $  21,706   $  20,918   $  19,622

NOW accounts                   38,135      34,332      34,020
Money market deposit
 accounts                       9,164      11,905      11,894
Savings                        13,822      14,373      15,602
Time deposits                  96,887      92,409      89,227

  Total interest-bearing      158,008     153,019     150,743

  Total average deposits    $ 179,714   $ 173,937   $ 170,365

The maturity of certificates of $100,000 or more as of December 31, 1998, are presented below.

                                  (Thousands Of Dollars)
3 months or less                          $  7,198
Over 3 months through 6 months               6,078
Over 6 months through 12 months              6,884
Over 12 months                               4,227

  Total outstanding                       $ 24,387

Return On Equity And Assets

Certain financial ratios are presented below.

                                 Year Ended December 31,
                                1998       1997       1996
Return on average assets        1.66%      1.62%      1.51%

Return on average equity       13.74%     14.37%     14.46%

Dividend payout ratio
(dividends declared
divided by net income)         31.88%     30.65%     21.52%

Average equity to average
assets ratio                   12.10%     11.28%     10.42%

Item 2 - Property

The executive offices of the Registrant and the main banking office of the Bank are located in a 19,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. Also, in 1991 the Registrant acquired an 11,000 square foot Federal Branch office, and an adjacent 5,000 square foot building was renovated in 1992 for the Bank's Operations Center. The Trust Division has been relocated to the federal branch building located at 25 Second Avenue, Moultrie, Georgia. In 1993 the Registrant purchased a vacant building and lot located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia. This building was renovated for the Bank's Administrative Services Division offices, training and meeting rooms, and record storage. In 1994 the Registrant acquired a 4,400 square foot Baker County branch banking office located at the intersection of Highways 91 and 200, Newton, Georgia. In 1998, the Registrant acquired a 3,900 square foot Bank of Pavo branch banking office located at 1102 West Harris Street, Pavo, Georgia. All of these facilities are adequate for present operations.

All the buildings and land, which include parking and ten drive-in teller stations, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in the Baker County branch office and the Bank of Pavo branch office, and one additional automated teller machine located in Doerun, Georgia. These automated teller machines are linked to the Honor network of automated teller machines.


Item 3 - Legal Proceedings

There are no material pending legal proceedings to which the Registrant or the Bank is a party or to which any of their property is subject.


Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 1998 for a vote of the security holders through the solicitation of proxies or otherwise.

                                PART II


Item 5 - Market for Registrant's Common Equity and Related Stockholder
Matters

Market for common equity and related stockholder matters appear under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 13 through 21 of the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.


Item 6 - Selected Financial Data

Five years of selected financial data appears on page 11 and 12 of the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 13 through 21 of the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference. For further information about the Registrant, see Selected Statistical Information on pages 14 - 26 of this report on Form 10-K.


Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Management's quantitative and qualitative information about market risk appears under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 19 through 21 of the Registrant's 1998 Annual Report to Shareholders and is incorporated herein by reference.


Item 8 - Financial Statements and Supplementary Data

The report of independent auditors, the consolidated financial statements, and notes to the consolidated financial statements on pages 22 through 48 of the Registrant's 1998 Annual Report to Shareholders are incorporated herein by reference.


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

                               PART III


Item 10 - Directors and Executive Officers of the Registrant

The information contained under the heading "Information About Nominees For Director" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 27, 1999, filed with the Commission, is incorporated herein by reference. Information on Form 10-K relating to the executive officers of the Registrant is included in Item 1 of this report.


Item 11 - Executive Compensation

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 27, 1999, filed with the Commission, is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 27, 1999, filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Registrant's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.


Item 13 - Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 27, 1999, filed with the Commission, is incorporated herein by reference.

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

10.1 Pension Retirement Plan of the Registrant, as amended and restated (included as Exhibit 10.1 to the Registrant's Form 10-KSB dated December 31, 1994, and previously filed with the Commission and incorporated herein by reference).*

10.2   Form of Directors' Deferred Compensation Plan of the
       Registrant (included as Exhibit 10.3 to the Registrant's Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

10.3 Employment Agreement of John H. Clark, as amended (included as Exhibit 10.3 to the Registrant's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.4 Directors' and Executive Officers' Stock Purchase Plan of the Registrant dated March 18, 1992 (included as Exhibit 10.7 to the Registrant's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).*

10.5 Advances, specific collateral pledged, and security agreement between the Federal Home Loan Bank of Atlanta and the Bank dated January 27, 1992, and confirmation of credit services transaction for new money advances in the amount of $4,000,000 dated February 10, 1992, $2,500,000 dated September 4, 1992, and $1,500,000 dated September 8, 1992 (included as Exhibit 10.10 to the Registrant's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).

10.6a  Supplemental Retirement Plan of the Registrant dated
       December 21, 1994 (included as Exhibit 10.11 to the Registrant's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

10.6b  Trust under the Registrant's Supplemental Retirement
       Plan, as amended (included as Exhibit 10.6b to the Registrant's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.7 Employee Stock Ownership Plan and Trust of the Registrant as amended by Amendment No. 2 (included as Exhibit 10.13 to the Registrant's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

10.8 Dividend Reinvestment and Share Purchases Plan of the Registrant as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Registrant's Form S-3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

10.9   Key Individual Stock Option Plan of the Registrant dated
       March 19, 1997 (included as Exhibit 10.9 to the Registrant's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

13     Southwest Georgia Financial Corporation Annual Report to
       Shareholders for the fiscal year ended December 31, 1998. With the exception of information expressly incorporated herein, the 1998 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

22 Subsidiaries of the Registrant (included as Exhibit 22 to the Registrant's Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

b. No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1998.

Exhibit Index

Exhibit Number  Description Of Exhibit  Page Number


13     Southwest Georgia Financial Corporation Annual               34
       Report to Shareholders for the fiscal year ended
       December 31, 1998. With the exception of information expressly incorporated herein, the
       1998 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                Southwest Georgia Financial Corporation
(Registrant)

Date:March 24, 1999             By:  /s/ John H. Clark
                                     JOHN H. CLARK
                                     VICE CHAIRMAN AND CHIEF
                                     EXECUTIVE OFFICER

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John H. Clark                               Date:  March 24, 1999
JOHN H. CLARK
Vice Chairman and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                          Date:  March 24, 1999
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ Leo T. Barber, Jr.                          Date:  March 24, 1999
LEO T. BARBER, JR.
Chairman and Director

/s/ Albert W. Barber                            Date:  March 24, 1999
ALBERT W. BARBER
Director

/s/ Jack Short                                  Date:  March 24, 1999
JACK SHORT
Director

/s/ Robert M. Duggan                            Date:  March 24, 1999
ROBERT M. DUGGAN
Director

/s/ Richard L. Moss                             Date:  March 24, 1999
RICHARD L. MOSS
Director

/s/ E. J. McLean, Jr.                           Date:  March 24, 1999
E. J. MCLEAN, JR.
Director

/s/ Johnny R. Slocumb                           Date:  March 24, 1999
JOHNNY R. SLOCUMB
Director

/s/ Roy Reeves                                  Date:  March 24, 1999
ROY REEVES
Director

/s/ Lee C. Redding                              Date:  March 24, 1999
LEE C. REDDING
Director

/s/ Cecil W. Alvis                              Date:  March 24, 1999
CECIL W. ALVIS
Chief Operating Officer and Director