Form 10-Q
period 1999-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1999-05-17
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1999

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

            Class                                Outstanding At April 15, 1999
  Common Stock, $1 Par Value                                3,000,000

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1999

                              TABLE OF CONTENTS

                                                                       PAGE #

PART I - FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

  The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

    a.  Consolidated balance sheets (unaudited) -
        March 31, 1999 and December 31, 1998.                             2

    b.  Consolidated statements of income (unaudited) -
        for the three months ended March 31, 1999 and 1998.               3

    c.  Consolidated statements of comprehensive income
        (unaudited) - for the the three months ended March 31,
        1999 and 1998.                                                    4

    d.  Consolidated statements of cash flows (unaudited) for
        the three months ended March 31, 1999 and 1998.                   5

    e.  Notes to Consolidated Financial Statements.                       6


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 6

PART II - OTHER INFORMATION

  ITEM 5.  OTHER INFORMATION                                              9

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              9

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     March 31, 1999 and December 31, 1998
                                                     March 31,     December 31,
                                                        1999           1998
ASSETS
Cash and due from banks                           $   6,663,568   $   7,284,746
Interest-bearing deposits with banks                 10,135,889      17,526,899
Federal funds sold                                    2,440,000       2,325,000
Investment securities available
  for sale, at fair value                            13,590,145      11,544,111
Investment securities held to maturity (estimated
  fair value of $71,667,921 and $70,308,968)         71,075,921      69,086,187
       Total investment securities                   84,666,066      80,630,298

Loans                                               115,840,071     115,626,056
Less:  Unearned income                             (    129,371)   (    128,003)
       Allowance for loan losses                   (  2,022,827)   (  2,003,410)
       Loans, net                                   113,687,873     113,494,643

Premises and equipment                                4,697,559       4,802,630
Other assets                                          4,238,416       4,133,815
Total assets                                      $ 226,529,371   $ 230,198,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest bearing                           $  27,860,189   $  23,889,034
    NOW accounts                                     37,715,546      42,344,494
    Money Market                                      9,465,930       9,665,691
    Savings                                          14,798,599      13,877,136
    Certificates of deposit $100,000 and over        20,328,564      24,386,769
    Other time accounts                              76,456,440      76,923,935
       Total deposits                               186,625,268     191,087,059
  Federal funds purchased and securities
    sold under repurchase agreements                    365,000         365,000
  Other borrowed funds                                1,500,000       1,500,000
  Long-term debt                                      8,000,000       8,000,000
  Other liabilities                                   1,993,971       1,658,425
       Total liabilities                            198,484,239     202,610,484

Stockholders' equity:
  Common stock - par value $1; authorized
    5,000,000 shares; issued 3,000,000 shares         3,000,000       3,000,000
  Capital surplus                                     2,086,028       2,086,028
  Retained earnings                                  25,392,570      24,761,418
  Accumulated other comprehensive income           (     44,260)        129,307
  Treasury stock 434,401 shares for 1999 and
    1998, at cost                                  (  2,389,206)   (  2,389,206)
       Total stockholders' equity                    28,045,132      27,587,547

Total liabilities and stockholders' equity        $ 226,529,371   $ 230,198,031

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                                     For The Three Months
                                                        Ended March 31,
                                                      1999           1998
Interest income:
  Interest and fees on loans                      $ 2,919,669     $ 3,063,958
  Interest and dividend on securities
    available for sale                                125,952          84,024
  Interest on taxable securities
    held to maturity                                1,035,015       1,164,260
  Interest on tax exempt securities
    available for sale                                119,706               0
  Interest on tax exempt securities
    held to maturity                                   32,850               0
  Interest on federal funds sold                       28,638          30,087
  Interest on deposits with banks                     187,879         109,834
     Total interest income                          4,449,709       4,452,163

Interest expense:
  Interest on deposits                              1,619,511       1,735,499
  Interest on federal funds purchased and
    securities sold under repurchase agreements         5,049           9,041
  Interest on other borrowings                         21,487          22,687
  Interest on long-term debt                          118,800         118,800
     Total interest expense                         1,764,847       1,886,027

Net interest income                                 2,684,862       2,566,136
Provision for loan losses                              45,000          60,000
Net interest income after
  provision for loan losses                         2,639,862       2,506,136

Noninterest income:
  Service charges on deposit accounts                 234,743         237,329
  Fees for trust services                              74,215          81,907
  Other income                                        162,051         175,558
     Total noninterest income                         471,009         494,794

Noninterest expense:
  Salaries and employee benefits                    1,034,415         951,923
  Occupancy expense                                   116,921         105,339
  Equipment expense                                   111,200         102,152
  Data processing expense                             125,859          99,111
  Other operating expenses                            375,853         387,971
     Total noninterest expenses                     1,764,248       1,646,496

Income before income taxes                          1,346,623       1,354,434
Provision for income taxes                            407,600         442,200
Net income                                        $   939,023     $   912,234

Earnings per share of common stock:
Net income, basic and diluted                     $      0.37     $      0.36
Dividends paid                                           0.12            0.11
Average shares outstanding                          2,565,599       2,563,264

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                                     For The Three Months
                                                        Ended March 31,
                                                      1999            1998
Net income                                        $   939,023     $   912,234
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
   during the period                                 (174,601)              0
Federal income tax expense                             (1,034)              0
Other comprehensive income, net of tax:              (173,567)              0

Total comprehensive income                        $   765,456     $   912,234


                    SOUTHWEST GEORGIA FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         For The Three Months
                                                            Ended March 31,
                                                          1999           1998
Cash flows from operating activities:
  Net income                                         $   939,023   $    912,234
  Adjustments to reconcile net income to
   net cash provided by operating activities:
  Provision for loan losses                               45,000         60,000
  Depreciation                                           126,783        116,850
  Net amortization and accretion of
   investment securities                                  25,494          2,881
  Net loss (gain) on sale and disposal of assets      (   12,839)             0
  Changes in:
   Other assets                                       (  128,761)   (   105,816)
   Other liabilities                                     336,580        334,097

  Net cash provided by operating activities            1,331,280      1,320,246

Investing activities:
  Proceeds from maturities of securities held
   to maturity                                         7,000,000      4,775,000
  Proceeds from sale of securities available for sale          0         69,300
  Purchase of securities held to maturity             (9,067,504)   (19,116,246)
  Purchase of securities available for sale           (2,168,359)             0
  Net change in other short-term investments          (  115,000)        25,000
  Net change in loans                                 (  238,230)     1,913,873
  Purchase of premises and equipment                  (   21,712)   (   264,230)
  Proceeds from sales of other assets                     37,000              0
  Net change in interest-bearing deposits with banks   7,391,010      7,943,682

  Net cash provided by (used for)
    investing activities                               2,817,205    ( 4,653,621)

Financing activities:
  Net change in deposits                              (4,461,791)     4,952,780
  Net change in federal funds purchased and
   securities sold under repurchase agreements                 0    (   745,300)
  Cash dividends declared                             (  307,872)   (   282,024)
  Proceeds from sale of treasury stock                         0         31,512

  Net cash provided by (required for)
    financing activities                              (4,769,663)     3,956,968

Increase (decrease) in cash and due from bank         (  621,178)       623,593

Cash and due from banks - beginning of period          7,284,746      6,067,222

Cash and due from banks - end of period              $ 6,663,568   $  6,690,815

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Company's liquidity ratios at March 31, 1999, were considered satisfactory. At that date, the Company's short-term investments were adequate to cover any reasonably antici-pated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 1999, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 1999, total capital increased $458 thousand to $28.0 million. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 12.38 percent as of March 31, 1999. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.

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


Comparison of Statements of Income

The Company's net income after taxes for the three month period ending
March 31, 1999, was $939 thousand compared to $912 thousand for the same period in 1998, representing an increase of $27 thousand or 2.94 percent. For the first three months of 1999, the Company earned a net income of $ .37 per share
compared to $ .36 per share in 1998.   This three month growth in earnings is
primarily attributable to decreased interest expense.

Total interest income decreased $2.4 thousand comparing the three months ended March 31, 1999 to the same period in 1998. The majority of the decrease in interest income occurred in interest and fees on loans. This decrease in interest and fees on loans is related to the decline of $4.3 million in average volume of loans for the first quarter of 1999 compared to the same period last year.

The total interest expense decreased $121 thousand or 6.4 percent in the first quarter of 1999 compared to the same period in 1998. Over this period, the average balances on interest-bearing deposits grew more than $5.7 million or
3.6 percent. The decrease in interest expense is primarily related to decreases in rates on interest-bearing deposits. The rate on time deposits decreased 42 basis points while the rate on savings, NOWs, and money market account deposits declined 56 basis points comparing the first three months of 1999 to the same period in 1998.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the first quarter of 1999 increased $119 thousand, or more than 4.6 percent, compared to the same period in 1998. Net interest income for the quarter is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's tax equivalent net interest margin was 5.30 percent and 5.18 percent during the three months ended March 31, 1999 and 1998.

Total noninterest income decreased $24 thousand, or 4.8 percent, for the three months ended March 31, 1999 compared to the same period a year ago. This decrease in other noninterest income primarily relates to a decrease in income from other real estate owned, security sales commissions, and trust services.

Total noninterest expenses increased $118 thousand, or 7.15 percent, for the three months ended March 31, 1999, compared to the same period in 1998. This increase in noninterest expenses primarily resulted from increases in expenses from growth of normal operations as well as increased overhead expenses related to the newly acquired branch facility in Pavo, Georgia. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first three months of 1999, total assets decreased $3.7 million, or nearly 1.6 percent, over December 31, 1998, and increased $7.4 million, or 3.4 percent, over March 31, 1998.

The Company's loan portfolio of $115.8 million increased slightly from the December 31, 1998, level of $115.6 million. Loans, the major use of funds, represent 51.1 percent of total assets.

Investment securities and other short-term investments represent 42.9 percent of total assets. Investment securities increased $4.0 million since
December 31, 1998. Other short-term investments decreased $7.3 million since December 31, 1998. This resulted in an overall decrease in investments of $3.2 million.

Deposits, the primary source of the Company's funds, decreased from $191.1 million at December 31, 1998, to $186.6 million at March 31, 1999, a decrease of 2.3 percent. This decline in deposits occurred primarily in NOW accounts and certificates of deposit. At March 31, 1999, total deposits represented
82.4 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.75 percent of total loans outstanding at March 31, 1999, and was
1.73 percent of total loans outstanding at December 31, 1998. Management considers the allowance for loan losses as of March 31, 1999, adequate to cover potential losses in the loan portfolio.


Year 2000 Issue

Management of the Company and its subsidiary bank is acutely aware of the Year 2000 issue arising from the widespread use of computer programs that rely on two-digit date codes to perform computations or decision-making functions. Management has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by Year 2000 software failures due to an inability to properly interpret date codes beginning January 1, 2000.

In preparation for Year 2000, the Company has implemented a plan to meet Year 2000 readiness and to evaluate risks associated with the Year 2000 issue. This plan is fully supported by management and the Board of Directors. All areas of the Company and the Bank were reviewed to determine the Year 2000 status of all outsourced systems and in-house systems and equipment.

To facilitate the assessment of both outsourced and in-house systems and equipment of the Company and Bank, the systems and equipment were segregated into two basic areas for evaluation. These are: (1) systems or equipment that are deemed mission critical, and (2) systems or equipment that are not deemed to be mission critical. All mission critical systems were identified by the end of the third quarter of 1997. In a large number of instances, it was determined that the systems and equipment will not be affected by the Year 2000 issue. As of September 30, 1998, the Company had received written assurance from most of the companies listed in its vendor inventory list indicating that their systems are or will be Year 2000-compliant. As of March 31, 1999, all systems and equipment Year 2000 renovations and testing have been substantially completed. All Year 2000-compliant implementations are scheduled to be fully completed by the end of the second quarter of 1999.

The most significant vendor to the Company, which acts as a service bureau for the Bank's data processing, has completed its system renovation and testing. The Company has and will continue to participate in any additional testing, verification, and the implementation of Year 2000-related changes made by that vendor. Other than normal upgrading software and equipment for enhancements, the Company has not and does not expect to incur any expenses directly associated with the Year 2000 compliance. It is recognized that any Year 2000 compliance failures could result in additional expenses to the Company.

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

Although management believes that the Bank's systems will be Year
2000-compliant, a written contingency plan has been developed to address potential problems that might be caused from Year 2000-compliant system failures. Management does not expect that the Year 2000 potential problems addressed by the contingency plan are reasonably likely to occur.

PART II. - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

On April 1, 1999, the company signed a merger agreement to acquire ownership of McLaughlin, Edwards, and Robison, Inc., d/b/a Moultrie Insurance Agency, which is located in Moultrie, Georgia. The transaction is subject to regulatory approval with closing anticipated in 30 to 60 days. The agency will be merged into Southwest Georgia Insurance Services, Inc., which is a subsidiary of Southwest Georgia Bank and has its headquarters in Newton, Georgia.

Moultrie Insurance Agency currently produces commission income volume of approximately $900,000 annually, and the company anticipates the agency to have net income of $250,000 during the next twelve to eighteen months.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits 27.1  -  Financial Data Schedule

b. There have been no reports filed on Form 8-K for the quarter ended March 31, 1999.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  May 12, 1999        BY:       s/George R. Kirkland

                                     GEORGE R. KIRKLAND
                                     SENIOR VICE-PRESIDENT
                                     FINANCIAL AND ACCOUNTING OFFICER