Form 10-Q
period 1999-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1999-08-13
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 1999

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

              Class                          Outstanding At July 15, 1999
    Common Stock, $1 Par Value                         3,000,000

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                              TABLE OF CONTENTS

                                                                         PAGE #
PART I - FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

     The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

     a.  Consolidated balance sheets (unaudited) - June 30, 1999
         and December 31, 1998.                                            2

     b.  Consolidated statements of income (unaudited) - for the six
         months and the three months ended June 30, 1999 and 1998.         3

     c.  Consolidated statements of comprehensive income
         (unaudited) - for the six months and the three months ended
         June 30, 1999 and 1998.                                           4

     d.  Consolidated statements of cash flows (unaudited) for the
         six months ended June 30, 1999 and 1998.                          5

     e.  Notes to Consolidated Financial Statements.                       6


     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS               7

PART II - OTHER INFORMATION

     ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        11

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                           11

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                      June 30, 1999 and December 31, 1998
                                                   June 30,         December 31,
                                                     1999               1998
ASSETS
Cash and due from banks                         $  6,107,643       $  7,284,746
Interest-bearing deposits with banks               8,415,774         17,526,899
Federal funds sold                                 2,580,000          2,325,000

Investment securities available for sale,
 at fair value                                    13,222,882         11,544,111
Investment securities held to maturity
(estimated fair value of $71,766,106
 and $70,308,968)                                 72,487,780         69,086,187
    Total investment securities                   85,710,662         80,630,298

Loans                                            113,963,393        115,626,056
Less:   Unearned income                             (121,106)          (128,003)
        Allowance for loan losses                 (2,062,568)        (2,003,410)
         Loans, net                              111,779,719        113,494,643

Premises and equipment                             4,523,344          4,802,630
Other assets                                       4,481,422          4,133,815
Total assets                                    $223,598,564       $230,198,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Noninterest bearing                           $ 26,467,581       $ 23,889,034
  NOW accounts                                    34,602,979         42,344,494
  Money Market                                     8,549,661          9,665,691
  Savings                                         14,389,934         13,877,136
  Certificates of deposit $100,000 and over       26,087,859         24,386,769
  Other time accounts                             73,429,876         76,923,935
    Total deposits                               183,527,890        191,087,059
Federal funds purchased and securities
 sold under repurchase agreements                          0            365,000
Other borrowed funds                               1,500,000          1,500,000
Long-term debt                                     8,000,000          8,000,000
Other liabilities                                  2,120,031          1,658,425
    Total liabilities                            195,147,921        202,610,484

Stockholders' equity:
Common stock - par value $1; authorized
 5,000,000 shares; issued 3,000,000 shares         3,000,000          3,000,000
Capital surplus                                    1,790,254          2,086,028
Retained earnings                                 26,267,252         24,761,418
Accumulated other comprehensive income              (513,431)           129,307
Treasury stock 380,624 shares for 1999 and
 434,401 shares for 1998, at cost                 (2,093,432)        (2,389,206)
    Total stockholders' equity                    28,450,643         27,587,547
Total liabilities and stockholders' equity      $223,598,564       $230,198,031

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                       For The Three Months    For The Six Months
                                          Ended June 30,          Ended June 30,
                                         1999        1998        1999        1998
Interest income:
 Interest and fees on loans          $3,171,522  $3,271,659  $6,091,191  $6,335,617
 Interest and dividend on
  securities available for sale         110,923      84,952     236,875     168,976
 Interest on taxable securities
  held to maturity                    1,058,193   1,216,610   2,093,208   2,380,870
 Interest on tax exempt securities
  available for sale                    122,771      21,078     242,477      21,078
 Interest on tax exempt securities
  held to maturity                       32,850       5,043      65,700       5,043
 Interest on federal funds sold          28,930      26,691      57,568      56,778
 Interest on deposits with banks        133,993      89,401     321,872     199,235
   Total interest income              4,659,182   4,715,434   9,108,891   9,167,597

Interest expense:
 Interest on deposits                 1,545,438   1,761,293   3,164,949   3,496,792
 Interest on federal funds
  purchased and securities sold
  under repurchase agreements             4,712       6,343       9,761      15,384
 Interest on other borrowings            20,974      22,380      42,461      45,067
 Interest on long-term debt             120,120     120,120     238,920     238,920
   Total interest expense             1,691,244   1,910,136   3,456,091   3,796,163

   Net interest income                2,967,938   2,805,298   5,652,800   5,371,434
Provision for loan losses                45,000      70,000      90,000     130,000
   Net interest income after
   provision for loan losses          2,922,938   2,735,298   5,562,800   5,241,434

Noninterest income:
 Service charges on deposit accounts    240,915     232,670     475,658     469,999
 Fees for trust services                 73,209      72,635     147,424     154,542
 Income from Southwest Ga.
  Insurance Services                    554,837           0     555,281           0
 Other income                            70,507      69,065     232,114     244,623
   Total noninterest income             939,468     374,370   1,410,477     869,164

Noninterest expense:
 Salaries and employee benefits       1,445,003     958,488   2,479,418   1,910,411
 Occupancy expense                      138,002     109,043     254,923     214,382
 Equipment expense                      139,957     102,379     251,157     204,531
 Data processing expense                127,845     112,311     253,704     211,422
 Other operating expenses               678,048     367,476   1,053,901     755,447
   Total noninterest expenses         2,528,855   1,649,697   4,293,103   3,296,193

   Income before income taxes         1,333,551   1,459,971   2,680,174   2,814,405
Provision for income taxes              353,700     492,700     761,300     934,900

   Net income                        $  979,851  $  967,271  $1,918,874  $1,879,505

Earnings per share of common stock:
 Net income, basic and diluted       $     0.36  $     0.37  $     0.73  $     0.73
 Dividends paid                            0.12        0.11        0.24        0.22
Average shares outstanding            2,619,376   2,564,967   2,619,376   2,564,120











                     SOUTHWEST GEORGIA FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (UNAUDITED)
                                    For The Three Months       For The Six Months
                                       Ended June 30,            Ended June 30,
                                      1999        1998         1999          1998
Net income                         $979,851    $967,271    $1,918,874    $1,879,505
Other comprehensive income,
 net of tax:
 Unrealized holding gains(losses)
  arising during the period        (469,658)          0      (644,259)            0
 Federal income tax expense            (487)                   (1,521)
  Other comprehensive income,
   net of tax:                     (469,171)          0      (642,738)            0

Total comprehensive income         $510,680    $967,271    $1,276,136    $1,879,505

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                        For The Six Months
                                                          Ended June 30,
                                                       1999            1998
Cash flows from operating activities:
 Net income                                        $ 1,918,874    $ 1,879,505
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                             90,000        130,000
  Depreciation                                         261,720        233,700
  Net amortization and accretion of
   investment securities                                49,585         19,952
  Net loss (gain) on sale and disposal of assets       132,739    (       226)
  Changes in:
   Other assets                                    (   290,617)       208,383
   Other liabilities                                   255,034         60,755

    Net cash provided by operating activities        2,417,335      2,532,069

Investing activities:
 Proceeds from maturities of securities held
  to maturity                                       12,050,000     10,000,000
 Proceeds from sale of securities
  available for sale                                   366,400         69,300
 Purchase of securities held to maturity           (16,022,250)   (22,313,433)
 Purchase of securities available for sale         ( 2,168,359)   ( 2,107,064)
 Net change in other short-term investments        (   255,000)       140,000
 Net change in loans                                 1,624,924      5,129,458
 Purchase of premises and equipment                (    77,193)   (   845,534)
 Proceeds from sales of other assets                   198,000         38,000
 Net change in interest-bearing
  deposits with banks                                9,111,125      4,646,422
 Cash equivalents acquired from acquisition            124,281              0

    Net cash provided by (used for)
     investing activities                            4,951,928    ( 5,242,851)

Financing activities:
 Net change in deposits                            ( 7,559,169)     3,893,157
 Net change in federal funds purchased and
  securities sold under repurchase agreements      (   365,000)   (   935,300)
 Cash dividends declared                           (   622,197)   (   564,240)
 Proceeds from sale of treasury stock                        0         75,632

    Net cash provided by (required for)
     financing activities                          ( 8,546,366)     2,469,249

Increase (decrease) in cash and due from bank      ( 1,177,103)   (   241,533)

Cash and due from banks - beginning of period        7,284,746      6,067,222

Cash and due from banks - end of period            $ 6,107,643    $ 5,825,689

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 1999, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 1999, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended June 30, 1999, total capital increased $406 thousand to $28.5 million.

Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 12.72 percent as of June 30, 1999. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


Acquisition

In April of 1999, Southwest Georgia Financial Corporation acquired ownership of McLaughlin, Edwards, and Robison, Inc. d/b/a Moultrie Insurance Agency which is located in Moultrie, Georgia. The agency was merged into Southwest Georgia Insurance Services, Inc., which is a subsidiary of Southwest Georgia Bank, and has its headquarters in Newton, Georgia. This acquisition of a well-established insurance agency offers a full line of insurance products.
Moultrie Insurance Agency currently produces commission income volume of approximately $900,000 annually. This merger is being accounted for as a pooling of interests. The insurance agency operations do not have a material impact on the previously reported financial statements and therefore the financial statements were not restated.


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


Comparison of Statements of Income

The Company's net income after taxes for the three month period ending June 30, 1999, was $980 thousand compared to $967 thousand for the same period in 1998, representing an increase of $13 thousand or 1.3 percent. For the first six months of 1999, the Company earned a net income of $1.919 million or $ .73 per share compared to $1.880 million or $ .73 per share in 1998. Earnings per share remained the same from period to period which was due to an increase in the number of shares related to the insurance acquisition. This six month growth in earnings is primarily attributable to decreases in interest expense and increases in noninterest income.

Total interest income decreased $56 thousand comparing the three months ended June 30, 1999 to the same period in 1998. For the first six months of 1999, total interest income decreased $59 thousand comparing the same period in 1998. The majority of the decrease in interest income occurred in interest and fees on loans partially offset by increases in interest and dividends on investment securities and in interest on deposits with banks. Decreases in interest and fees on loans are related to both a decline in average volume and a decline in rates. Increases in interest from both securities and deposits with banks are related to the growth in average volume of investment securities and interest-bearing deposits with banks.

The total interest expense decreased $219 thousand or 11.5 percent in the second quarter of 1999 compared to the same period in 1998. The total interest expense for the six month period ending June 30, 1999, decreased $340 thousand or 9.0 percent compared to the same period in 1998. Over this period, the average balances on interest-bearing deposits grew nearly $3.6 million or 2.2 percent. The decrease in interest expense is primarily related to decreases in the rate on interest bearing deposits. The rate on time deposits decreased 55 basis points while the rate on savings deposits declined 57 basis points comparing the first six months of 1999 to the same period in 1998.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 1999 increased $163 thousand, or 5.8 percent, compared to the same period in 1998. Net interest income for the first six months of 1999 was $5.653 million compared to $5.371 million for the same period in 1998. Net interest income for the quarter and the six month period is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was
5.88 percent and 5.62 percent during the three months ended June 30, 1999 and 1998 and was 5.59 percent and 5.40 percent during the six months ended June 30, 1999 and 1998.

Other income increased $565 thousand, or nearly 151.0 percent, for the three months ended June 30, 1999 compared to the same period a year ago. Other income for the six months ended June 30, 1999, increased $541 thousand compared to the same period in 1998. The majority, or $555 thousand, of this increase in noninterest income was primarily attributable to income from the recently acquired Moultrie Insurance Agency which was merged into Southwest Georgia Insurance Services, Inc.

Total other expenses increased $880 thousand, or 53.3 percent, for the three months ended June 30, 1999, and other expenses increased $997 thousand for the six months ended June 30, 1999, compared to the same periods in 1998. The majority, or $557 thousand, of this increase in noninterest expense is attributed to expenses relating to Southwest Georgia Insurance Services, Inc. Other increases in noninterest expense compared to the same period a year ago occurred in normal operations expenses from the purchase of a branch in Pavo, Georgia, the Bank of Pavo. This branch was purchased on December 14, 1998. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.

The net results of operations for Southwest Georgia Insurance Services, Inc. for both the second quarter and year-to-date were $2 thousand. Due to the immaterial impact of Southwest Georgia Insurance Services, Inc. operations upon the financial statements, previously reported financial statements were not restated.

Comparison of Financial Condition Statements

During the first six months of 1999, total assets decreased $6.6 million, or nearly 2.9 percent, over December 31, 1998, and increased $5.2 million, or 2.4 percent, over June 30, 1998.

The Company's loan portfolio of $113.8 million declined 1.4 percent from the December 31, 1998, level of $115.6 million. Loans, the major use of funds, represent 51.0 percent of total assets.

Investment securities and other short-term investments represent 43.3 percent of total assets. Investment securities increased $5.1 million since
December 31, 1998. Other short-term investments decreased $8.9 million since December 31, 1998. This resulted in an overall decrease in investments of $3.8 million.

Deposits, the primary source of the Company's funds, decreased from $191.1 million at December 31, 1998, to $183.5 million at June 30, 1999, a decrease of
4.0 percent. This decline in deposits occurred primarily in NOW accounts and time deposits. At June 30, 1999, total deposits represented 82.1 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.81 percent of total loans outstanding at June 30, 1999, compared to 1.73 percent of total loans outstanding at December 31, 1998. Management considers the allowance for loan losses as of June 30, 1999, adequate to cover potential losses in the loan portfolio.


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

To facilitate the assessment of both outsourced and in-house systems and equipment of the Company and Bank, the systems and equipment were segregated into two basic areas for evaluation. These are: (1) systems or equipment that are deemed mission critical, and (2) systems or equipment that are not deemed to be mission critical. All mission critical systems were identified by the end of the third quarter of 1997. In a large number of instances, it was determined that the systems and equipment will not be affected by the Year 2000 issue. As of September 30, 1998, the Company had received written assurance from most of the companies listed in its vendor inventory list indicating that their systems are or will be Year 2000-compliant. As of June 30, 1999, all systems and equipment Year 2000 renovations and testing have been substantially completed. Also, substantially all of the Year 2000-compliant implementations were completed by the end of the second quarter of 1999, and the remaining implementations are scheduled to be completed by the end of July 1999.

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

PART II. - OTHER INFORMATION

ITEM 5.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Date - April 27, 1999 - annual shareholders' meeting.

(b)  Elected the following directors:
       Cecil W. Alvis             Richard L. Moss
       Albert W. Barber           Lee C. Redding
       Cecil H. Barber            Roy Reeves
       John H. Clark              Johnny R. Slocumb
       Robert M. Duggan           Violet K. Weaver
       Michael J. McLean          C. Broughton Williams

     Director Emeritus:
       Leo T. Barber, Jr.
       Mrs. Kenneth V. Cope
       J. Reeves Haley
       E. J. McLean, Jr.
       Jack Short
       Mrs. Hugh Turner

(c)  The following matter was voted on at the annual shareholders' meeting.

                                            Number Of          Percent Of
                                           Votes Cast      Outstanding Shares
(1)  Election Of
     Directors                              2,031,391            79.00%

     Against                                   12,262              .60%

     Total Shares Voted                     2,043,653            79.60%






ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits 27.1  -  Financial Data Schedule

     b. There have been no reports filed on Form 8-K for the quarter ended June 30, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  August 12, 1999             BY:  s/George R. Kirkland
                                        GEORGE R. KIRKLAND
                                        SENIOR VICE-PRESIDENT
                                        FINANCIAL AND ACCOUNTING OFFICER