Form 10-Q
period 1999-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 1999-11-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended September 30, 1999

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

           Class                       Outstanding At October 15, 1999
  Common Stock, $1 Par Value                      3,000,000

                  SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                             TABLE OF CONTENTS
                                                                     PAGE #


PART I -  FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

  The following financial statements are provided for Southwest
  Georgia Financial Corporation as required by this Item 1.

    a. Consolidated balance sheets (unaudited) - September 30,
       1999 and December 31, 1998.                                        2

    b. Consolidated statements of income (unaudited) - for the nine months and the three months ended September 30,
       1999 and 1998.                                                     3

    c. Consolidated statements of comprehensive income
       (unaudited) - for the nine months and the three months
       ended September 30, 1999 and 1998.                                 4

    d. Consolidated statements of cash flows (unaudited) for the
       nine months ended September 30, 1999 and 1998.                     5

    e. Notes to Consolidated Financial Statements                         6


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 6

PART II - OTHER INFORMATION

  ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                             10

                  SOUTHWEST GEORGIA FINANCIAL CORPORATION
                  CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  September 30, 1999 and December 31, 1998
                                                  September 30,   December 31,
                                                       1999           1998
ASSETS
Cash and due from banks                           $   7,051,996  $   7,284,746
Interest-bearing deposits with banks                  6,639,399     17,526,899
Federal funds sold                                      100,000      2,325,000

Investment securities available for sale,
 at fair value                                       12,569,468     11,544,111
Investment securities held to maturity (estimated
 fair value of $70,308,006 and $70,308,968)          70,990,028     69,086,187
         Total investment securities                 83,559,496     80,630,298

Loans                                               113,621,975    115,626,056
Less:  Unearned income                             (    126,219)  (    128,003)
       Allowance for loan losses                   (  2,034,908)  (  2,003,410)
         Loans, net                                 111,460,848    113,494,643

Premises and equipment                                4,727,423      4,802,630
Other assets                                          6,363,170      4,133,815
Total assets                                      $ 219,902,332  $ 230,198,031

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Noninterest bearing                             $  26,589,701  $  23,889,034
  NOW accounts                                       33,064,671     42,344,494
  Money Market                                        8,912,002      9,665,691
  Savings                                            14,053,960     13,877,136
  Certificates of deposit $100,000 and over          24,632,844     24,386,769
  Other time accounts                                72,090,143     76,923,935
         Total deposits                             179,343,321    191,087,059
 Federal funds purchased and securities
  sold under repurchase agreements                            0        365,000
 Other borrowed funds                                 1,500,000      1,500,000
 Long-term debt                                       8,000,000      8,000,000
 Other liabilities                                    2,126,800      1,658,425
         Total liabilities                          190,970,121    202,610,484

Stockholders' equity:
 Common stock - par value $1; authorized
  5,000,000 shares; issued 3,000,000 shares           3,000,000      3,000,000
 Capital surplus                                      1,790,254      2,086,028
 Retained earnings                                   26,882,300     24,761,418
 Accumulated other comprehensive income            (    646,911)       129,307
 Treasury stock 380,624 shares for 1999 and
  434,401 shares for 1998, at cost                 (  2,093,432)  (  2,389,206)
         Total stockholders' equity                  28,932,211     27,587,547

Total liabilities and stockholders' equity        $ 219,902,332  $ 230,198,031

                        SOUTHWEST GEORGIA FINANCIAL CORPORATION
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)
                                          For The Three Months      For The Nine Months
                                           Ended September 30,       Ended September 30,
                                            1999         1998         1999         1998
Interest income:
 Interest and fees on loans             $ 2,857,486  $ 3,114,428  $ 8,948,677  $ 9,450,045
 Interest and dividend on securities
  available for sale                        169,683       84,424      406,558      253,400
 Interest on taxable securities
  held to maturity                        1,083,529    1,148,911    3,176,737    3,529,781
 Interest on tax exempt securities
  available for sale                        122,772       32,143      365,249       53,221
 Interest on tax exempt securities
  held to maturity                           32,850       13,350       98,550       18,393
 Interest on federal funds sold              11,242       49,955       68,810      106,733
 Interest on deposits with banks             93,684       81,222      415,556      280,457
  Total interest income                   4,371,246    4,524,433   13,480,137   13,692,030

Interest expense:
 Interest on deposits                     1,494,284    1,757,391    4,659,233    5,254,183
 Interest on federal funds purchased
  and securities sold under repurchase
  agreements                                      0        5,161        9,761       20,545
 Interest on other borrowings                20,317       21,965       62,778       67,032
 Interest on long-term debt                 121,440      121,440      360,360      360,360
  Total interest expense                  1,636,041    1,905,957    5,092,132    5,702,120

  Net interest income                     2,735,205    2,618,476    8,388,005    7,989,910

Provision for loan losses                    45,000       75,000      135,000      205,000
  Net interest income after
   provision for loan losses              2,690,205    2,543,476    8,253,005    7,784,910

Noninterest income:
 Service charges on deposit accounts        252,665      231,848      728,323      701,847
 Fees for trust services                     63,515       59,938      210,939      214,480
 Net gain (loss) on the sale of assets       38,839      223,126       38,839      219,534
 Income from Southwest Ga.
  Insurance Services                        210,680            0      765,961            0
 Other income                                21,955       59,932      254,069      308,147
  Total noninterest income                  587,654      574,844    1,998,131    1,444,008

Noninterest expense:
 Salaries and employee benefits           1,176,476      968,973    3,655,894    2,879,384
 Occupancy expense                          149,042      121,441      403,965      335,823
 Equipment expense                          119,118       99,641      370,275      304,172
 Data processing expense                    129,093      117,399      382,797      328,821
 Other operating expenses                   431,259      395,097    1,485,160    1,150,544
  Total noninterest expenses              2,004,988    1,702,551    6,298,091    4,998,744

Income before income taxes                1,272,871    1,415,769    3,953,045    4,230,174
Provision for income taxes                  343,500      491,900    1,104,800    1,426,800
Net income                              $   929,371  $   923,869  $ 2,848,245  $ 2,803,374

Earnings per share of common stock:
 Net income, basic and diluted          $      0.36  $      0.36  $      1.09  $      1.09
 Dividends paid                                0.12         0.11         0.36         0.33
Average shares outstanding                2,619,376    2,565,599    2,619,376    2,564,619











                       SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                     (UNAUDITED)
                                           For The Three Months      For The Nine Months
                                            Ended September 30,      Ended September 30,
                                             1999         1998        1999         1998
Net income                              $   929,371  $   923,869  $ 2,848,245  $ 2,803,374
Other comprehensive income, net of tax:
 Unrealized holding gains(losses)
 arising during the period               (  133,967)     114,279   (  778,226)     114,279
 Federal income tax expense              (      487)       4,837   (    2,008)       4,837
Other comprehensive income, net of tax:  (  133,480)     109,442   (  776,218)     109,442

Total comprehensive income              $   795,891  $ 1,033,311  $ 2,072,027  $ 2,912,816

                  SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)
                                                         For The Nine Months
                                                         Ended September 30,
                                                         1999            1998
Cash flows from operating activities:
 Net income                                          $ 2,848,245     $ 2,803,374
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                              135,000         205,000
  Depreciation                                           413,746         350,550
  Net amortization and accretion of
   investment securities                                  66,785          39,159
  Net loss (gain) on sale and disposal of assets         132,801     (   219,534)
  Changes in:
   Other assets                                      (    67,929)        283,532
   Other liabilities                                     262,290          74,659
Net cash provided by operating activities              3,790,938       3,536,740

Investing activities:
 Proceeds from maturities of securities held
  to maturity                                         15,050,000      16,000,000
 Proceeds from sale of securities available for sale     366,400          69,300
 Purchase of securities held to maturity             (17,022,250)    (22,313,433)
 Purchase of securities available for sale           ( 2,168,359)    ( 3,356,064)
 Net change in other short-term investments            2,225,000     (    45,000)
 Net change in loans                                 (   204,734)      2,452,053
 Purchase of premises and equipment                  (   434,266)    (   916,955)
 Proceeds from sales of other assets                     198,000       1,620,077
 Net change in interest-bearing deposits with banks   10,887,500       8,553,230
 Cash equivalents acquired from acquisition              124,281               0
Net cash used for investing activities                 9,021,572       2,063,208

Financing activities:
 Net change in deposits                              (11,743,738)    ( 3,854,069)
 Net change in federal funds purchased and
  securities sold under repurchase agreements        (   365,000)    (   935,300)
 Cash dividends declared                             (   936,522)    (   846,456)
 Proceeds from sale of treasury stock                          0          75,632
Net cash required for financing activities           (13,045,260)    ( 5,560,193)

Increase (decrease) in cash and due from bank        (   232,750)         39,755

Cash and due from banks - beginning of period          7,284,746       6,067,222

Cash and due from banks - end of period              $ 7,051,996     $ 6,106,977

NONCASH ITEMS:
Increase in foreclosed properties and
 decrease in loans                                   $ 2,103,529     $    92,581

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 1999, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 1999, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended September 30, 1999, total capital increased $482 thousand to $28.9 million. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.16 percent as of September 30, 1999. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


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


Comparison of Statements of Income

The Company's net income after taxes for the three month period ending September 30, 1999, was $929 thousand compared to $924 thousand for the same period in 1998, representing an increase of $5 thousand or .60 percent. For the first nine months of 1999, the Company earned a net income of $2.848 million or $ 1.09 per share compared to $2.803 million or $ 1.09 per share in 1998. This nine month growth in earnings is primarily attributable to decreases in interest expense.

Total interest income decreased $153 thousand comparing the three months ended September 30, 1999 to the same period in 1998. For the first nine months of 1999, total interest income decreased $212 thousand comparing the same period in 1998. The majority of the decrease in interest income occurred in interest and fees on loans partially offset by increases in interest and dividends on investment securities and in interest on deposits with banks. Decreases in interest and fees on loans are related to both a decline in average volume and a decline in rates. Increases in interest from both securities and deposits with banks are related to the growth in average volume of investment securities and interest-bearing deposits with banks.

The total interest expense decreased $270 thousand or 14.2 percent in the third quarter of 1999 compared to the same period in 1998. The total interest expense for the nine month period ending September 30, 1999, decreased $610 thousand or 10.7 percent compared to the same period in 1998. Over this period, the average balances on interest-bearing deposits grew nearly $2.1 million or 1.3 percent. The decrease in interest expense is primarily related to decreases in the rate on interest-bearing deposits. The rate on time deposits decreased 62 basis points while the rate on savings deposits declined 56 basis points comparing the first nine months of 1999 to the same period in 1998.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 1999 increased $117 thousand, or 4.5 percent, compared to the same period in 1998. Net interest income for the first nine months of 1999 was $8.388 million compared to $7.990 million for the same period in 1998. Net interest income for the quarter and the nine month period is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was 5.57 percent and 5.26 percent during the three months ended September 30, 1999 and 1998 and was 5.58 percent and
5.35 percent during the nine months ended September 30, 1999 and 1998.

Other income increased $13 thousand, or 2.2 percent, for the three months ended September 30, 1999 compared to the same period a year ago. Other income for the nine months ended September 30, 1999, increased $554 thousand compared to the same period in 1998. The majority, or $211 thousand for the quarter and $766 thousand for the nine month period, of this increase in noninterest income was primarily attributable to income from the acquired Moultrie Insurance Agency which was merged into Southwest Georgia Insurance Services, Inc. This increase was partially offset by a nonrecurring gain on sale of other real estate property in 1998.

Total other expenses increased $303 thousand, or 17.8 percent, for the three months ended September 30, 1999, and other expenses increased $1.299 million for the nine months ended September 30, 1999, compared to the same periods in 1998. The majority, or $241 thousand for the quarter and $798 thousand for the nine month period, of this increase in noninterest expense is attributed to expenses relating to Southwest Georgia Insurance Services, Inc. Other increases in noninterest expense compared to the same period a year ago occurred in normal operations and from expenses related to the operation of a branch office purchased in Pavo, Georgia, in December , 1998. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.

The pre-tax net results of operations for Southwest Georgia Insurance Services, Inc. for the third quarter and year-to-date were ($30) thousand and ($32) thousand, respectively. Due to the immaterial impact of Southwest Georgia Insurance Services, Inc. operations upon the financial statements, previously reported financial statements were not restated.


Comparison of Financial Condition Statements

During the first nine months of 1999, total assets decreased $10.3 million, or nearly 4.5 percent, over December 31, 1998, and increased $8.5 million, or 4.0 percent, over September 30, 1998.

The Company's loan portfolio of $113.5 million declined 1.7 percent from the December 31, 1998, level of $115.5 million. Loans, the major use of funds, represent 51.6 percent of total assets.

Investment securities and other short-term investments represent 41.1 percent of total assets. Investment securities increased $2.9 million since December 31, 1998. Other short-term investments decreased $13.1 million since December 31, 1998. This resulted in an overall decrease in investments of $10.2 million.

Deposits, the primary source of the Company's funds, decreased from $191.1 million at December 31, 1998, to $179.4 million at September 30, 1999, a decrease of 6.1 percent. This decline in deposits occurred primarily in NOW accounts and time deposits. At September 30, 1999, total deposits represented 81.6 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.79 percent of total loans outstanding at September 30, 1999, compared to 1.73 percent of loans outstanding at December 31, 1998. Management considers the allowance for loan losses as of September 30, 1999, adequate to cover potential losses in the loan portfolio.


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

To facilitate the assessment of both outsourced and in-house systems and equipment of the Company and Bank, the systems and equipment were segregated into two basic areas for evaluation. These are: (1) systems or equipment that are deemed mission critical, and (2) systems or equipment that are not deemed to be mission critical. All mission critical systems were identified by the end of the third quarter of 1997. In a large number of instances, it was determined that the systems and equipment will not be affected by the Year 2000 issue. As of September 30, 1998, the Company had received written assurance from most of the companies listed in its vendor inventory list indicating that their systems are or will be Year 2000-compliant. As of September 30, 1999, all systems and equipment Year 2000 renovations, testing, and implementations have been completed.

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



PART II. - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits 27.1  -  Financial Data Schedule
b. There have been no reports filed on Form 8-K for the quarter ended September 30, 1999.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SOUTHHWEST GEORGIA FINANCIAL CORPORATION


Date:  November 10, 1999        BY:  s/George R. Kirkland
                                     GEORGE R. KIRKLAND
                                     SENIOR VICE-PRESIDENT
                                     FINANCIAL AND ACCOUNTING OFFICER