Form 10-K
period 1999-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2000-03-30
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                                 FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or,
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from
       to                                .

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

          YES       X                                        NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 6, 2000: $23,988,904 based on 1,827,030 shares at the price of $13.13 per share.

As of March 24, 2000, 3,000,000 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                 DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the 2000 annual meeting of shareholders, filed with the Commission, and Annual Report to Shareholders for the fiscal year ended December 31, 1999, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into
Part III.

                                 PART I

Item 1 - Business

Southwest Georgia Financial Corporation (the "Registrant") is a Georgia bank holding company organized in 1980, which acquired 100% of the outstanding shares of Southwest Georgia Bank (the "Bank"), formerly known as Moultrie National Bank, in 1981. The Registrant's primary business is providing banking services to individuals and businesses principally in Colquitt County, Baker County, Thomas County, and their surrounding counties of southwest Georgia through the Bank, its only subsidiary. The Bank commenced operations as a national banking association in 1928. Currently, it is an FDIC insured, state-chartered commercial bank.

The Registrant's executive office is located at 201 First Street, S. E., Moultrie, Georgia 31768, and its telephone number is (912) 985-1120.

All references herein to the Registrant include Southwest Georgia Financial Corporation and the Bank unless the context indicates a different meaning.


General

The Registrant is a registered bank holding company. All of the Registrant's activities are currently conducted by the Bank. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust department that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. The Bank owns Southwest Georgia Insurance Services, Inc., an insurance agency subsidiary, that offers property and casualty insurance, life, health, and disability insurance.


Markets

The Registrant conducts banking activities in Colquitt, Baker, and Thomas Counties and their surrounding counties of Georgia. Agriculture plays an important part in the Colquitt, Baker, and Thomas County economy. Colquitt and Thomas County grows a large portion of Georgia's produce crops, including turnips, cabbage, sweet potatoes, and squash. Also, Colquitt and Thomas County is home to producers of tobacco, peanuts, cotton, and pork. Manufacturing firms employ a large number of Colquitt and Thomas County residents. Apparel, lumber and wood products, and textile manufacturers are located in the Colquitt and Thomas County area. Baker County's major crops are cotton and peanuts. The remaining major employers are service industries and retail stores. Approximately 40,000 persons reside in Colquitt County while 3,700 and 43,000 persons reside in Baker and Thomas Counties, respectively.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 1999, the Registrant's deposit base, totaling $182,072,199 consisted of $24,684,967 in noninterest-bearing demand deposits (13.56 percent of total deposits), $46,082,230 in interest-bearing demand deposits including money market accounts (25.31 percent of total deposits), $13,408,727 in savings deposits (7.36 percent of total deposits), $72,729,833 in time deposits in amounts less than $100,000 (39.95 percent of total deposits), and $25,166,442 in time deposits of $100,000 or more (13.82 percent of total deposits).


Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations; and both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 1999, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 10.0%, 72.7% and 17.3%, respectively, of the Bank's total loan portfolio.


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


Employees

The Bank has 114 full-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good. None of the Bank's executive officers, except Mr. Clark, is employed pursuant to any employment contract. See Exhibit 10.3, which is incorporated herein by reference.

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

At December 31, 1999, the Registrant's total consolidated deposits and assets were $182,072,199 and $223,059,652, respectively. The Registrant's bank subsidiary is ranked as the largest among three depository institutions in Colquitt County, Georgia.

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

The payment of dividends by the Registrant and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 1999, retained earnings totaled $18.8 million of which $10.5 million has been appropriated in order for the Bank to provide adequate lending limits for a single borrower. The remaining $8.3 million of retained earnings are available from the Bank to pay dividends. For 1999 the Registrant's cash dividend payout to stockholders was 33.6% of net income.

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

The Act requires every bank holding company to obtain prior approval of the Federal Reserve (i) before it may acquire direct or indirect ownership or control of more than five percent (5%) of the voting shares of any bank that is not already controlled; (ii) before it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of a bank; and (iii) before it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in non-banking activities or acquiring direct or indirect control of voting shares of any company engaged in such activities. This prohibition does not apply to activities found by the Federal Reserve, by order or regulation, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

(a)  making or servicing loans and certain types of leases;
(b)  performing certain data processing services;
(c)  acting as fiduciary, investment or financial advisors;
(d)  providing full-service brokerage under certain conditions;
(e)  underwriting bank eligible securities;
(f) underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
(g) making investments in corporations or projects designed primarily to promote community welfare.

In addition, effective March 11, 2000, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

(a) lending, exchanging, transferring, investing for others or safeguarding money or securities;
(b) insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
(c) providing financial, investment, or economic advisory services, including advising an investment company;
(d) issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
(e)  underwriting, dealing in or making a market in securities.

The Registrant has no immediate plans to register as a financial holding company.

The laws of Georgia require annual registration with the DBF by all Georgia bank holding companies. Such registration includes information with respect to the financial condition, operations, management, and intercompany relationships of a bank holding company and its subsidiaries and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with; and the DBF may make examinations of the Registrant and of the Bank.

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

The Registrant and the Bank are "affiliates" under the Federal Reserve Act, which imposes certain restrictions on (i) loans by the Bank to affiliates,
(ii) investments in the stock of affiliates by the Bank, (iii) the Bank's taking the stock of affiliates as collateral for loans by it to a borrower, and (iv) the purchase of assets from the Registrant by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extensions of credit, lease or sale of property, or furnishing of services.


Capital Adequacy

The Federal Reserve has risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum standard of total capital (as defined) to risk-rated assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-rated assets of four percent (4%); and (3) a minimum stockholders' equity to risk-based assets of four percent (4%). In addition, the Federal Reserve has established a minimum of three percent (3%) leverage ratio of Tier One Capital to total assets for the most highly rated banks. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries, and certain perpetual preferred stock less certain intangibles. The Federal Reserve will require a bank holding company to maintain a leverage ratio greater than three percent (3%) if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve uses the leverage ratio in tandem with the risk-based ratio to assess capital adequacy of banks and bank holding companies. The FDIC, the Office of Comptroller of Currency ("OCC"), and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on the Registrant's capital requirements.

Effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Corporation Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" program is based upon five regulatory zones for banks in which all banks would be placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place a bank in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent.
Better capitalized institutions will generally be subject to less onerous regulation and supervision than banks with lesser amounts of capital. The Federal Reserve has adopted regulations implementing the prompt corrective action provisions of the 1991 Act which place financial institutions in the following five categories based upon capitalization ratios: (1) A "well capitalized" institution has a total risk-based capital ratio of at least 10 percent, a Tier One risk-based ratio of at least 6 percent, and a leverage ratio of at least 5 percent; (2) An "adequately capitalized" institution has a total risk-based ratio of at least 8 percent, a Tier One risk-based ratio of at least 4 percent, and a leverage ratio of at least 4 percent; (3) An "undercapitalized" institution has a total risk-based capital ratio of under 8 percent, a Tier One risk-based capital ratio of under 4 percent, or a leverage ratio of under 4 percent; (4) A "significantly undercapitalized" institution has a total risk-based capital ratio of under 6 percent, a Tier One risk-based ratio of under 3 percent, or a leverage ratio of under 3 percent; and (5) A "critically undercapitalized" institution has a leverage ratio of 2 percent or less. Any institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The proposed regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank at December 31, 1999, would be considered to be a "well capitalized" institution if solely viewed on the basis of capital ratios. As an institution drops below the "well capitalized" category, it becomes subject to increasing scrutiny, decreasing management flexibility, and increasingly harsh regulatory actions. It is therefore important for banks to remain in the "well capitalized" category notwithstanding the minimum capital ratios described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Dividends" contained on page 15 of the Registrant's 1999 Annual Report to Shareholders, which is incorporated herein by reference, for the Registrant's capital position.


Recent Legislation

On November 12, 1999, President Clinton signed the Gramm-Leach-Bliley Act, a very significant piece of legislation intended to modernize the financial services industry. The bill repeals the anti-affiliation provisions of the 1933 Glass-Steagall Act to allow for the merger of banking and securities organizations and permits banking organizations to engage in insurance activities including insurance underwriting. The bill also allows bank holding companies to engage in financial activities that are "financial in nature or complementary to a financial activity." The act lists the expanded areas that are financial in nature and includes insurance and securities underwriting and merchant banking among others. The bill also:

(a) prohibits non-financial entities from acquiring or establishing a thrift while grandfathering existing thrifts owned by non-financial entities.
(b) establishes state regulators as the appropriate functional regulators for insurance activities but provides that state regulators cannot "prevent or significantly interfere" with affiliations between banks and insurance firms.
(c) contains provisions designed to protect consumer privacy. The bill requires financial institutions to disclose their policy for collecting and protecting confidential information and allows consumers to "opt out" of information sharing except with unaffiliated third parties who market the institutions' own products and services or pursuant to joint agreements between two or more financial institutions.
(d) provides for functional regulation of a bank's securities activities by the Securities and Exchange Commission.

Various portions of the bill have different effective dates, ranging from immediately to more than a year for implementation.

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

The executive officers of the Registrant and their ages, positions with the Registrant, and terms of office as of January 31, 2000, are as follows:

                                                                 Officer Of The
                                                                   Registrant
   Name (Age)                  Principal Position                     Since
John H. Clark             Chief Executive Officer and Chairman         1980
(62)                      of the Registrant and Bank

Violet K. Weaver          Executive Vice President and Secretary       1981
(64)                      of the Registrant and Bank

G. DeWitt Drew            Executive Vice President of the              1999
(43)                      Registrant and Bank

John J. Cole, Jr.         Senior Vice President of the                 1984
(49)                      Registrant and Senior Vice President
                          and Cashier of the Bank

George R. Kirkland        Senior Vice President and Treasurer          1991
(49)                      of the Registrant and Senior Vice
                          President and Comptroller of the Bank

C. Wallace Sansbury       Senior Vice President of the Registrant      1996
(57)                      and Bank

Randall L. Webb, Jr.      Senior Vice President of the Registrant      1994
(51)                      and Bank

William T. Hand           Senior Vice President of the Registrant      1998
(52)                      and Bank

Jan E. Hartman            Senior Vice President of the Registrant      1999
(63)                      and Bank

Judy M. Owens             Vice President of the Registrant             1993
(55)                      and Bank

Geraldine A. Ferrone      Vice President of the Registrant             1995
(53)                      and Bank

Robert M. Carlton, Jr.    Vice President of the Registrant             1995
(58)                      and Bank

Charles H. Bannister      Vice President of the Registrant             1997
(41)                      and Bank

John W. Gandy             Vice President of the Registrant             1997
(46)                      and Bank

Peggy C. Weeks            Vice President of the Registrant             1997
(62)                      and Bank

Richard E. Holland        Vice President of the Registrant             1998
(54)                      and Bank

Barbara P. Hall           Vice President of the Registrant             1999
(50)                      and Bank

The following is a brief description of the business experience of the executive officers of the Registrant. Except as otherwise indicated, each executive officer has been engaged in their present or last employment, in the same or similar position, for more than five years.

Mr. Clark was named the Chief Executive Officer and Chairman of the Board of both the Bank and the Registrant in April 1999. Previously, he has served as Chief Executive Officer and Vice Chairman of the Board of the Registrant since 1996 and as President and Director of the Bank since 1978 and President and Director of the Registrant since 1980.

Mrs. Weaver became Executive Vice President in December 1996. Previously, she has served as Senior Vice President and Secretary of the Bank since 1986 and became Senior Vice President and Secretary of the Registrant in 1992. Previously, she has served in various positions with the Registrant and the Bank since 1976.

Mr. Drew became Executive Vice President in 1999. Previously, he had been Senior Vice President and Loan Administrator at Citizens Bank in
Russellville, Alabama since 1993.

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

Mr. Hartman became Senior Vice President of the Bank and Registrant in 1999. Previously, he had been Senior Marketing Manager at Nobel Insurance Company in Columbia, South Carolina from 1996 to 1999, Agency Manager at Dean & Moore Insurance Company in Cartersville, Georgia in 1995, and as Business Development Manager at Vesta Insurance Company in Birmingham, Alabama from 1992 to 1994.

Mrs. Owens became Vice President of the Bank and Vice President of the Registrant in 1993. Previously, she had been Assistant Vice President and Trust Officer of the Bank from 1991 to 1993 and Assistant Trust Officer of the Bank since 1984.

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

Mrs. Hall became Vice President of the Bank and Registrant in 1999. Previously, she had been Assistant Vice President of the Bank since 1995 and has served in various other positions with the Bank since 1974.

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

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

Average Balance Sheets and Net Interest Income Analysis

Condensed average balance sheets for the years indicated are presented below:

                                             Year Ended December 31, 1999
                                            Average
                                            Balance     Interest      Rate
                                                (Thousands Of Dollars)
ASSETS
Cash and due from banks                   $   6,357    $      -         - %

Earning assets:
 Interest-bearing deposits                   11,894          595      5.00%
 Loans, net (a) (b) (c)                     111,198       11,734     10.55%
 Taxable investment securities
  held to maturity                           68,148        4,231      6.21%
 Nontaxable investment securities
  held to maturity (c)                        3,307          207      6.26%
 Nontaxable investment securities
  available for sale (c)                     10,757          750      6.97%
 Other investment securities
  available for sale                          1,977          970     49.06%
 Federal funds sold and securities
  purchased with agreements to resell         1,683           80      4.75%

   Total earning assets                     208,964       18,567      8.89%
Premises and equipment                        4,579
Other assets                                  5,161

Total assets                              $ 225,061

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                           $  25,387    $      -         -  %

Interest-bearing liabilities:
 Savings deposits                            60,135        1,231      2.05%
 Time deposits                               99,183        4,944      4.98%
 Federal funds purchased and securities
  sold under agreements to repurchase           174           10      5.75%
 Other borrowings                             9,500          565      5.95%

   Total interest-bearing liabilities       168,992        6,750      3.99%
Other liabilities                             2,017

   Total liabilities                        196,396

Common stock                                  3,000
Surplus                                       1,901
Retained earnings                            25,968
Less treasury stock                        (  2,204)
   Total shareholders' equity                28,665

Total liabilities and
 shareholders' equity                     $ 225,061

Net interest income and margin                         $  11,817      5.66%


                                             Year Ended December 31, 1998
                                            Average
                                            Balance     Interest      Rate
                                                (Thousands Of Dollars)
ASSETS
Cash and due from banks                   $   5,943    $      -         - %

Earning assets:
 Interest-bearing deposits                    8,886          472      5.31%
 Loans, net (a) (b) (c)                     113,820       12,466     10.95%
 Taxable investment securities
  held to maturity                           73,122        4,604      6.30%
 Nontaxable investment securities
  held to maturity (c)                          810           53      6.54%
 Nontaxable investment securities
  available for sale (c)                      2,124          149      7.02%
 Other investment securities
  available for sale                          2,131          721     33.83%
 Federal funds sold and securities
  purchased with agreements to resell         2,128          114      5.36%

   Total earning assets                     203,021       18,579      9.15%
Premises and equipment                        4,367
Other assets                                  4,505

Total assets                              $ 217,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                           $  21,706    $      -         -  %

Interest-bearing liabilities:
 Savings deposits                            61,121        1,560      2.55%
 Time deposits                               96,887        5,399      5.57%
 Federal funds purchased and securities
  sold under agreements to repurchase           498           26      5.22%
 Other borrowings                             9,500          571      6.01%

   Total interest-bearing liabilities       168,006        7,556      4.50%
Other liabilities                             1,768

   Total liabilities                        191,480

Common stock                                  3,000
Surplus                                       2,070
Retained earnings                            23,680
Less treasury stock                        (  2,394)

   Total shareholders' equity                26,356

Total liabilities and
 shareholders' equity                     $ 217,836

Net interest income and margin                         $  11,023      5.43%

                                             Year Ended December 31, 1997
                                            Average
                                            Balance     Interest      Rate
                                                (Thousands Of Dollars)
ASSETS
Cash and due from banks                   $   5,361    $      -         - %

Earning assets:
Interest-bearing deposits                     5,132          283      5.51%
Loans, net (a) (b) (c)                      117,029       12,630     10.79%
Taxable investment securities
 held to maturity                            70,601        4,487      6.36%
Nontaxable investment securities
 held to maturity (c)                           248           29     11.69%
Other investment securities
 available for sale                           2,000          496     24.80%
Federal funds sold and securities
 purchased with agreements to resell          1,870          101      5.40%

Total earning assets                        196,880       18,026      9.16%
Premises and equipment                        3,419
Other assets                                  5,578

Total assets                              $ 211,238

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                           $  20,918    $      -         -  %

Interest-bearing liabilities:
Savings deposits                             60,612        1,600      2.64%
Time deposits                                92,408        5,070      5.49%
Federal funds purchased and securities
 sold under agreements to repurchase          1,939          107      5.52%
Other borrowings                              9,500          572      6.02%

Total interest-bearing liabilities          164,459        7,349      4.47%
Other liabilities                             2,026

Total liabilities                           187,403

Common stock                                  3,000
Surplus                                       2,012
Retained earnings                            21,238
Less treasury stock                        (  2,415)

Total shareholders' equity                   23,835

Total liabilities and
 shareholders' equity                     $ 211,238

Net interest income and margin                         $  10,677      5.42%

Interest Rates

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees as follows (in thousands):
     1999 - $556, 1998 - $416, and 1997 - $470.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 1999, 1998, and 1997.

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

                                                                       (a)
                                                                      Due To
                                                         Increase   Changes In
                                        1999       1998 (Decrease) Volume  Rate
                                                (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits           $    595   $    472   $ 123   $ 149   $( 26)
Loans, net (b)                        11,734     12,466    (732)   (283)   (449)
Taxable investment
 securities held to maturity           4,231      4,604    (373)   (308)   ( 65)

Nontaxable investment
 securities held to
 maturity (b)                            207         53     154     156    (  2)
Nontaxable investment
 securities available
 for sale (b)                            750        149     601     602    (  1)
Other securities available for sale      970        721     249    ( 47)    296
Federal funds sold and
 securities purchased
 under agreements to resell               80        114    ( 34)   ( 22)   ( 12)

   Total interest income              18,567     18,579    ( 12)    247    (259)

Interest paid on:
Savings deposits                       1,231      1,560    (329)   ( 25)   (304)
Time deposits                          4,944      5,399    (455)    131    (586)
Federal funds purchased
 and securities sold under
 agreements to repurchase                 10         26    ( 16)   ( 19)      3
Other borrowings                         565        571    (  6)     -     (  6)

   Total interest expense              6,750      7,556    (806)     87    (893)

Net interest earnings               $ 11,817   $ 11,023   $ 794   $ 160   $ 634

                                                                       (a)
                                                                      Due To
                                                         Increase   Changes In
                                        1998       1997 (Decrease) Volume  Rate
                                                (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits           $    472   $    283   $ 189   $ 199   $( 10)
Loans, net (b)                        12,466     12,630    (164)   (357)    193
Taxable investment
  securities held to maturity          4,604      4,487     117     159    ( 42)
Nontaxable investment
  securities held to
  maturity (b)                            53         29      24      30    (  6)
Nontaxable investment
  securities available
  for sale (b)                           149         -      149     149      -
Other securities available for sale      721        496     225      34     191
Federal funds sold and
  securities purchased
  under agreements to resell             114        101      13      14    (  1)

     Total interest income            18,579     18,026     553     228     325

Interest paid on:
Savings deposits                       1,560      1,600    ( 40)     12    ( 52)
Time deposits                          5,399      5,070     329     253      76

Federal funds purchased
  and securities sold under
  agreements to repurchase                26        107    ( 81)   ( 75)   (  6)
Other borrowings                         571        572    (  1)     -     (  1)

       Total interest expense          7,556      7,349     207     190      17

Net interest earnings               $ 11,023   $ 10,677   $ 346   $  38   $ 308

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

(b) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 1999, 1998, and 1997 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                           Year Ended December 31,
                                         1999        1998        1997
                                           (Thousands Of Dollars)
Securities held to maturity:
U. S. Treasury and other
 U. S. Government Agencies             $ 64,704    $ 63,806    $ 62,561
State and municipal                       6,174       5,280       2,080

Total securities held to maturity      $ 70,878    $ 69,086    $ 64,641

Securities available for sale:
Equity securities                      $  2,270    $  2,484    $  2,185
State and municipal                      12,567       8,926          -
Mortgage backed                           1,862          -           -

Total securities available for sale    $ 16,699    $ 11,410    $  2,185

The following table shows the maturities of debt securities at December 31, 1999, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

                                          MATURITY
                                  After One      After Five
                    Within        But Within     But Within        After
                   One Year       Five Years     Ten Years       Ten Years

                Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                                    (Thousands Of Dollars)
Debt Securities:
U.S. Treasury
 and other U.S.
 Government
 Agencies       $14,004  6.79%  $34,174  5.96%  $16,526  6.34%  $    -     -
State and
 municipal           60  7.45%    3,490  6.70%    2,462  7.26%   12,729   7.51%
Mortgage
 backed              -    -  %       -    -  %      970  6.94%      892   6.30%

Total           $14,064  6.79%  $37,664  6.03%  $19,958  6.48%   $13,621  7.43%

                                   -19-

The calculation of weighted average yields is based on the cost and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 1999 and 1998, securities carried at approximately $28,859,000 and $28,614,000, respectively, were pledged to secure public and trust deposits as required by law.

Loan Portfolio

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to type of loan.

                                          Year Ended December 31,
                               1999      1998      1997      1996      1995
                                          (Thousands Of Dollars)
Commercial, financial and
 agricultural               $ 19,144  $ 15,490  $ 17,076  $ 18,450  $ 17,706
Real estate - mortgage        80,558    88,767    90,111    85,338    87,319
Other                            176       150       448       208        45
Installment                   10,870    11,219    12,052    12,369    11,700
   Total loans               110,748   115,626   119,687   116,365   116,770
Less:
 Unearned income                 129       128       143       156       177
 Allowance for loan losses     1,944     2,003     1,999     2,009     2,140

   Net loans                $108,675  $113,495  $117,545  $114,200  $114,453

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the distribution of the commercial, financial and agricultural loan portfolio, excluding real estate mortgage and consumer loans at December 31, 1999.

                                             Commercial,
                                            Financial and
                                             Agricultural
                                        (Thousands Of Dollars)
Distribution of loans which are due:
 In one year or less                          $  15,142
 After one year but within five years             3,075
 After five years                                   927

   Total                                      $  19,144

                                  -20-

The following table shows, for the selected loans above due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 1999.

                           Loans With
                         Predetermined       Loans With
                             Rates         Floating Rates        Total
                                       (Thousands Of Dollars)
Commercial, financial
and agricultural            $   870            $ 3,132          $ 4,002

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

                   Nonaccrual   Past-Due   Renegotiated    Potential
                      Loans      Loans        Loans      Problem Loans   Total
                                      (Thousands Of Dollars)
December 31, 1999  $   858      $   488       $     0       $    287    $ 1,633
December 31, 1998  $ 1,806      $   281       $     0       $    289    $ 2,376
December 31, 1997  $    96      $   385       $     0       $    211    $   692
December 31, 1996  $   225      $    74       $    70       $    229    $   598
December 31, 1995  $   304      $    35       $    72       $    302    $   713



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



                                          Year Ended December 31,
                                1999      1998      1997      1996      1995
                                           (Thousands Of Dollars)
Average amount of net
loans outstanding             $111,198  $113,820  $117,029  $113,123  $113,515

Amount of allowance for
 loan losses at beginning
 of period                    $  2,003  $  1,999  $  2,009  $  2,140  $  2,028

Amount of loans charged off
 during period:

Commercial, financial and
 agricultural                      174       201        69       234        35
Real estate - mortgage              13        37        11         1        51
Installment                        123       127       234       136       127

   Total loans charged off         310       365       314       371       213

Amount of recoveries during
period:
Commercial, financial, and
 agricultural                        9        31        26        11        -
Real estate - mortgage               4         2         0         5        11
Installment                         58        56        48        44        54

   Total loans recovered            71        89        74        60        65

Net loans charged off
 during period                     239       276       240       311       148
Additions to allowance for
 loan losses charged to
 operating expense during
 period                            180       280       230       180       260

Amount of allowance for
 loan losses at end
 of period                    $  1,944  $  2,003  $  1,999  $  2,009  $  2,140

Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                       .21%      .24%      .21%      .27%      .13%

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

                 December 31, 1999     December 31, 1998     December 31, 1997
                          Percent Of            Percent Of            Percent Of
                           Loans In              Loans In              Loans In
Category        Allocation Category   Allocation Category   Allocation Category
                                           (Thousands Of Dollars)
Domestic:
Commercial,
 financial and
 agricultural    $   336    17.3%      $   268    13.4%      $   271    13.6%
Real estate -
 mortgage          1,413    72.7%        1,538    76.8%        1,523    76.2%
Installment          195    10.0%          197     9.8%          205    10.2%

   Total         $ 1,944   100.0%      $ 2,003   100.0%      $ 1,999   100.0%

                 December 31, 1996     December 31, 1995
                          Percent Of           Percent Of
                           Loans In              Loans In
Category        Allocation Category   Allocation Category
                         (Thousands Of Dollars)
Domestic:
Commercial,
 financial and
 agricultural    $   402    15.9%      $   449    13.7%
Real estate -
 mortgage          1,406    73.8%        1,476    76.2%
Installment          201    10.3%          215    10.1%

   Total         $ 2,009   100.0%      $ 2,140   100.0%

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

Deposits

The average amounts of deposits for the last three years are presented below.

                                     Year Ended December 31,
                                 1999          1998          1997
                                      (Thousands Of Dollars)
Domestic Bank Offices

Noninterest-bearing
demand deposits              $  25,387     $  21,706     $  20,918

NOW accounts                    37,091        38,135        34,332
Money market deposit
accounts                         8,858         9,164        11,905
Savings                         14,186        13,822        14,373
Time deposits                   99,183        96,887        92,409

   Total interest-bearing      159,318       158,008       153,019

   Total average deposits    $ 184,705     $ 179,714     $ 173,937

The maturity of certificates of $100,000 or more as of December 31, 1999, are presented below.

                                               (Thousands Of Dollars)
3 months or less                                       $  8,031
Over 3 months through 6 months                            5,617
Over 6 months through 12 months                           7,572
Over 12 months                                            3,946
   Total outstanding                                   $ 25,166

                                  -24-

Return On Equity And Assets

Certain financial ratios are presented below.

                                Year Ended December 31,
                               1999       1998       1997
Return on average assets       1.69%      1.66%      1.62%

Return on average equity      13.26%     13.74%     14.37%

Dividend payout ratio
 (dividends declared
 divided by net income)       33.60%     31.88%     30.65%

Average equity to average
 assets ratio                 12.74%     12.10%     11.28%

Item 2 - Property

The executive offices of the Registrant and the main banking office of the Bank are located in a 19,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. Also, in 1991 the Registrant acquired an 11,000 square foot Federal Branch office, and an adjacent 5,000 square foot building was renovated in 1992 for the Bank's Operations Center. The Trust and Investment Division has been relocated to the federal branch building located at 25 Second Avenue, Moultrie, Georgia. Also, the federal branch banking operations were merged into the main office. In 1993 the Registrant purchased a vacant building and lot located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia. This building was renovated for the Bank's Administrative Services Division offices, training and meeting rooms, and record storage. In 1994 the Registrant acquired a 4,400 square foot Baker County branch banking office located at the intersection of Highways 91 and 200, Newton, Georgia. In 1998, the Registrant acquired a 3,900 square foot Bank of Pavo branch banking office located at 1102 West Harris Street, Pavo, Georgia. In 1999, the Registrant acquired the ownership of McLaughlin, Edwards, and Robison, Inc. d/b/a Moultrie Insurance Agency which is located in Moultrie, Georgia. The insurance agency was merged into Southwest Georgia Insurance Services, Inc. which is a subsidiary of Southwest Georgia Bank, and has its headquarters in Newton, Georgia. The Registrant signed a purchase agreement to acquire in February 2000 the 5,600 square-foot insurance agency building located at 501 South Main Street, Moultrie, Georgia. All of these facilities are adequate for present operations.

All the buildings and land, which include parking and ten drive-in teller stations, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in the Baker County branch office and the Bank of Pavo branch office, and one additional automated teller machine located in Doerun, Georgia. These automated teller machines are linked to the STAR network of automated teller machines.

Item 3 - Legal Proceedings

There are no material pending legal proceedings to which the Registrant or the Bank is a party or to which any of their property is subject.


Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 1999 for a vote of the security holders through the solicitation of proxies or otherwise.

                                  PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
Matters

Market for common equity and related stockholder matters appear under the caption "Management's Discussion and Analysis of Financial Condition and

Results of Operation" on pages 11 through 17 of the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.


Item 6 - Selected Financial Data

Five years of selected financial data appears on page 9 and 10 of the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.


Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 17 of the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference. For further information about the Registrant, see Selected Statistical Information on pages 13 - 25 of this report on Form 10-K.


Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Management's quantitative and qualitative information about market risk appears under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 16 through 17 of the Registrant's 1999 Annual Report to Shareholders and is incorporated herein by reference.


Item 8 - Financial Statements and Supplementary Data

The report of independent auditors, the consolidated financial statements, and notes to the consolidated financial statements on pages 18 through 38 of the Registrant's 1999 Annual Report to Shareholders are incorporated herein by reference.


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

                                  PART III

Item 10 - Directors and Executive Officers of the Registrant

The information contained under the heading "Information About Nominees For Director" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 25, 2000, filed with the Commission, is incorporated herein by reference. Information on Form 10-K relating to the executive officers of the Registrant is included in Item 1 of this report.


Item 11 - Executive Compensation

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 25, 2000, filed with the Commission, is incorporated herein by reference.


Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 25, 2000, filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Registrant's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.


Item 13 - Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on April 25, 2000, filed with the Commission, is incorporated herein by reference.

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

a.Exhibits:

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

10.9 Key Individual Stock Option Plan of the Registrant dated March 19, 1997 (included as Exhibit 10.9 to the Registrant's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

13 Southwest Georgia Financial Corporation Annual Report to Shareholders for the fiscal year ended December 31, 1999. With the exception of information expressly incorporated herein, the 1999 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

22 Subsidiaries of the Registrant (included as Exhibit 22 to the Registrant's Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

b. No reports on Form 8-K were filed by the Registrant during the fourth quarter of 1999.

Exhibit Index

Exhibit
Number                     Description Of Exhibit           Page Number


13       Southwest Georgia Financial Corporation Annual          34
         Report to Shareholders for the fiscal year ended
         December 31, 1999. With the exception of information expressly incorporated herein, the
         1999 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

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


                                      Southwest Georgia Financial Corporation
                                                    (Registrant)

Date:  March 24, 2000                 By:  /s/ John H. Clark
                                           JOHN H. CLARK
                                           CHAIRMAN AND CHIEF
                                           EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John H. Clark                                        Date:  March 24, 2000
JOHN H. CLARK
Chairman and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                                   Date:  March 24, 2000
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ Cecil W. Alvis                                       Date:  March 24, 2000
CECIL W. ALVIS
Director

/s/ Albert W. Barber                                     Date:  March 24, 2000
ALBERT W. BARBER
Director

/s/ Cecil H. Barber                                      Date:  March 24, 2000
CECIL H. BARBER
Director

/s/ Robert M. Duggan                                     Date:  March 24, 2000
ROBERT M. DUGGAN
Director

/s/ Richard L. Moss                                      Date:  March 24, 2000
RICHARD L. MOSS
Director

/s/ Michael J. McLean                                    Date:  March 24, 2000
MICHAEL J. MCLEAN
Director

/s/ Johnny R. Slocumb                                    Date:  March 24, 2000
JOHNNY R. SLOCUMB
Director

/s/ Roy Reeves                                           Date:  March 24, 2000
ROY REEVES
Director

/s/ Lee C. Redding                                       Date:  March 24, 2000
LEE C. REDDING
Director

/s/ Violet K. Weaver                                     Date:  March 24, 2000
VIOLET K. WEAVER
Director