Form 10-Q
period 2000-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2000-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2000

[   ]  Transition report under Section 13 or 15(d) of the Exchange Act.
           For the transition period from  _________ to __________

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

                Class                          Outstanding At April 15, 2000
      Common Stock, $1 Par Value                         3,000,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2000
                              TABLE OF CONTENTS

                                                                  PAGE #
PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

   a.  Consolidated balance sheets (unaudited) -
       March 31, 2000 and December 31, 1999.                          2

   b.  Consolidated statements of income (unaudited) -
       for the three months ended March 31, 2000 and 1999.            3

   c.  Consolidated statements of comprehensive income
       (unaudited) - for the the three months ended
       March 31, 2000 and 1999.                                       4

   d.  Consolidated statements of cash flows (unaudited)
       for the three months ended March 31, 2000 and 1999.            5

   e.  Notes to Consolidated Financial Statements                     6


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS              6

PART II - OTHER INFORMATION

 ITEM 5.  OTHER INFORMATION                                           8

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            9

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    March 31, 2000 and December 31, 1999
                                                     March 31,     December 31,
ASSETS                                                 2000            1999
Cash and due from banks                           $  8,149,462    $  8,137,993
Interest-bearing deposits with banks                 3,216,218       6,613,723
Federal funds sold                                           0       1,635,000
Investment securities available
  for sale, at fair value                           15,968,490      15,889,295
Investment securities held to
  maturity (estimated fair value
  of $74,689,973 and $69,310,826)                   76,679,154      70,878,137
    Total investment securities                     92,647,644      86,767,432

Loans                                              115,542,749     110,748,201
  Less:   Unearned income                         (    121,506)   (    129,347)
  Allowance for loan losses                       (  1,924,623)   (  1,944,023)
    Loans, net                                     113,496,620     108,674,831

Premises and equipment                               5,153,198       4,692,292
Other assets                                         7,109,491       6,538,381

Total assets                                      $229,772,633    $223,059,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
 Noninterest bearing                              $ 25,245,666    $ 24,684,967
 NOW accounts                                       36,403,348      37,560,205
 Money Market                                       12,057,781       8,522,025
 Savings                                            13,591,779      13,408,727
 Certificates of deposit $100,000 and over          26,122,992      25,166,442
 Other time accounts                                72,240,520      72,729,833
    Total deposits                                 185,662,086     182,072,199

Federal funds purchased and securities
 sold under repurchase agreements                    1,625,000               0
Other borrowed funds                                 1,500,000       1,500,000
Long-term debt                                       8,000,000       8,000,000
Other liabilities                                    2,424,893       1,830,560
Total liabilities                                  199,211,979     193,402,759

Stockholders' equity:
 Common stock - par value $1; authorized
  5,000,000 shares; issued 3,000,000 shares          3,000,000       3,000,000
 Capital surplus                                     1,981,342       1,790,254
 Retained earnings                                  28,103,247      27,494,425
 Accumulated other comprehensive income           (    451,421)   (    534,354)
 Treasury stock 364,057 shares for 2000 and
  380,624 shares for 1999, at cost                (  2,072,514)   (  2,093,432)
    Total stockholders' equity                      30,560,654      29,656,893

Total liabilities and stockholders' equity        $229,772,633    $223,059,652

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                            Ended March 31,
                                                          2000           1999
Interest income:
Interest and fees on loans                             $2,810,291    $2,919,669
Interest and dividend on securities
 available for sale                                       186,498       125,952
Interest on taxable securities held to maturity         1,112,197     1,035,015
Interest on tax exempt securities available for sale      142,910       119,706
Interest on tax exempt securities held to maturity         44,600        32,850
Interest on federal funds sold                              9,986        28,638
Interest on deposits with banks                           118,141       187,879
  Total interest income                                 4,424,623     4,449,709

Interest expense:
Interest on deposits                                    1,570,238     1,619,511
Interest on federal funds purchased and
 securities sold under repurchase agreements                  783         5,049
Interest on other borrowings                               20,096        21,487
Interest on long-term debt                                119,802       118,800
  Total interest expense                                1,710,919     1,764,847

Net interest income                                     2,713,704     2,684,862
Provision for loan losses                                  45,000        45,000
Net interest income after
  provision for loan losses                             2,668,704     2,639,862

Noninterest income:
Service charges on deposit accounts                       235,376       234,743
Fees for trust services                                    58,494        74,215
Net gain on the sale of assets                              3,804             0
Income from Southwest Ga. Insurance Services              267,886             0
Other income                                               79,797       162,051
  Total noninterest income                                645,357       471,009

Noninterest expense:
Salaries and employee benefits                          1,215,071     1,034,415
Occupancy expense                                         126,746       116,921
Equipment expense                                         121,786       111,200
Data processing expense                                   132,182       125,859
Other operating expenses                                  416,283       375,853
  Total noninterest expenses                            2,012,068     1,764,248

Income before income taxes                              1,301,993     1,346,623
Provision for income taxes                                350,500       407,600
Net income                                             $  951,493    $  939,023

Earnings per share of common stock:
Net income, basic and diluted                          $     0.36    $     0.37
Dividends paid                                               0.13          0.12
Average shares outstanding                              2,635,908     2,565,599

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                          For The Three Months
                                                             Ended March 31,
                                                           2000          1999
Net income                                             $  951,493    $  939,023
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
   during the period                                      125,656      (174,601)
Federal income tax expense                                 42,723        (1,034)
Other comprehensive income, net of tax:                    82,933      (173,567)

Total comprehensive income                             $1,034,426      $765,456

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                          For The Three Months
                                                             Ended March 31,
                                                           2000          1999
Cash flows from operating activities:
Net income                                            $   951,493   $   939,023
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Provision for loan losses                                 45,000        45,000
 Depreciation                                             133,761       126,783
 Net amortization and accretion of
  investment securities                                    12,933        25,494
 Amortization of intangibles                               17,210        22,098
 Net loss (gain) on sale and disposal of assets       (     3,804)   (   12,839)
 Changes in:
  Other assets                                        (   117,417)   (  150,859)
  Other liabilities                                       551,610       336,580
Net cash provided by operating activities               1,590,786     1,331,280

Investing activities:
 Proceeds from maturities of securities held
  to maturity                                           6,000,000     7,000,000
 Proceeds from sale of securities available for sale       46,997             0
 Purchase of securities held to maturity              (11,814,486)   (9,067,504)
 Purchase of securities available for sale                      0    (2,168,359)
 Net change in other short-term investments             1,635,000    (  115,000)
 Net change in loans                                  ( 5,064,789)   (  238,230)
 Purchase of premises and equipment                   (   595,006)   (   21,712)
 Proceeds from sales of other assets                      119,685        37,000
 Net change in interest-bearing deposits with banks     3,397,505     7,391,010
 Payment for business acquisition                     (    56,737)            0
Net cash used for investing activities                ( 6,331,831)    2,817,205

Financing activities:
 Net change in deposits                                 3,589,887    (4,461,791)
 Net change in federal funds purchased and
  securities sold under repurchase agreements           1,625,000             0
 Cash dividends declared                              (   342,673)   (  307,872)
 Payment for common stock                             (   119,700)            0
Net cash required for financing activities              4,752,514    (4,769,663)

Increase (decrease) in cash and due from bank              11,469    (  621,178)
Cash and due from banks - beginning of period           8,137,993     7,284,746
Cash and due from banks - end of period               $ 8,149,462   $ 6,663,568

NONCASH ITEMS:
Increase in foreclosed properties
 and decrease in loans                                $   198,000   $   136,000
Unrealized gain(loss) on securities AFS                    82,933    (  173,567)

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2000, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 2000, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2000, total capital increased $904 thousand to $30.6 million. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.30 percent as of March 31, 2000. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.

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


Comparison of Statements of Income

The Company's net income after taxes for the three month period ending March 31, 2000, was $951 thousand compared to $939 thousand for the same period in 1999, representing an increase of $12 thousand or 1.33 percent. For the first three months of 2000, the Company earned a net income of $ .36 per share
compared to $ .37 per share in 1999.   This three month growth in earnings is
primarily attributable to decreased interest expense.

Total interest income decreased $25 thousand comparing the three months ended March 31, 2000 to the same period in 1999. The majority of the decrease in interest income occurred in interest and fees on loans. This decrease in interest and fees on loans is primarily related to the decline of $2.2 million in average volume of loans for the first quarter of 2000 compared to the same period last year. Also, decreases in interest on federal funds sold and interest on deposits with banks were related to the Bank becoming more fully invested in long-term securities during the first quarter of 2000.

The total interest expense decreased $54 thousand or 3.1 percent in the first quarter of 2000 compared to the same period in 1999. Over this period, the average balances on interest-bearing deposits grew more than $6.3 million or
3.8 percent. The decrease in interest expense is primarily related to decreases in rates on time deposits. The rate on time deposits decreased 10 basis points while the rate on savings, NOWs, and money market account deposits increased 9 basis points comparing the first three months of 2000 to the same period in 1999.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the first quarter of 2000 increased $29 thousand, or 1.1 percent, compared to the same period in 1999. Net interest income for the quarter is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's tax equivalent net interest margin was 5.50 percent and 5.30 percent during the three months ended March 31, 2000 and 1999.

Noninterest income increased $174 thousand, or 37.0 percent, for the three months ended March 31, 2000 compared to the same period a year ago. This increase was primarily attributed to income from Southwest Georgia Insurance Services, Inc.

Total noninterest expenses increased $248 thousand, or 14.0 percent, for the three months ended March 31, 2000, compared to the same period in 1999. This increase in other noninterest expenses primarily resulted from increased expenses related to Southwest Georgia Insurance Services, Inc. Other increases in noninterest expenses resulted from growth of normal operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first three months of 2000, total assets increased $6.7 million, or nearly 3.0 percent, over December 31, 1999, and increased $3.2 million, or 1.4 percent, over March 31, 1999.

The Company's loan portfolio of $115.5 million increased 4.3 percent from the December 31, 1999, level of $110.7 million. Loans, the major use of funds, represent 50.3 percent of total assets.

Investment securities and other short-term investments represent 41.7 percent of total assets. Investment securities increased $5.9 million since December 31, 1999. Other short-term investments decreased $5.0 million since December 31, 1999. This resulted in an overall increase in investments of $0.9 million.

Deposits, the primary source of the Company's funds, increased from $182.1 million at December 31, 1999, to $185.7 million at March 31, 2000, an increase of 2.0 percent. This growth in deposits occurred primarily in money market accounts and certificates of deposit. At March 31, 2000, total deposits represented 80.8 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.67 percent of total loans outstanding at March 31, 2000, and was
1.76 percent of total loans outstanding at December 31, 1999. Management considers the allowance for loan losses as of March 31, 2000, adequate to cover potential losses in the loan portfolio.


PART II. - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In January 2000, the Company acquired the Dillard Insurance Agency located in Moultrie, Georgia. The insurance agency was merged into Southwest Georgia Insurance Services, Inc., which is a subsidiary of Southwest Georgia Bank. Also in February 2000, the Company acquired Financial Planning Concepts, Inc., a personal financial planning and investment services firm located in Moultrie, Georgia. This acquired firm was merged into the Trust and Investment Division of Southwest Georgia Bank

In January of this year, the Company announced a share repurchase program where it may repurchase up to 150,000 shares, or approximately 6%, of its common stock from time to time through January 31, 2001. The Board of Directors approved this common stock repurchase program in view of the strong capital position of Southwest Georgia Financial Corporation and its subsidiary, Southwest Georgia Bank.

On April 27, 2000, the Bank acquired the Harrell Insurance Services, Inc., an insurance agency in Camilla, Georgia. This agency will be merged with the Bank's Southwest Georgia Insurance Services, Inc. subsidiary. The Harrell Insurance Agency currently produces approximately $75,000 in annual commissions.




ITEM 6.EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits 27.1  -  Financial Data Schedule

b. There have been no reports filed on Form 8-K for the quarter ended March 31, 2000.









                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  May 12, 2000                    BY:  s/George R. Kirkland

                                            GEORGE R. KIRKLAND
                                            SENIOR VICE-PRESIDENT
                                            FINANCIAL AND ACCOUNTING OFFICER