Form 10-Q
period 2000-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2000-08-11
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended June 30, 2000

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

           Class                                Outstanding At July 15, 2000
Common Stock, $1 Par Value                                 3,000,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 2000

                              TABLE OF CONTENTS

                                                                       PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest
Georgia Financial Corporation as required by this Item 1.

a.  Consolidated balance sheets (unaudited) - June 30, 2000 and
    December 31, 1999.                                                    2

b.  Consolidated statements of income (unaudited) - for the six
    months and the three months ended June 30, 2000 and 1999.             3

c.  Consolidated statements of comprehensive income (unaudited)
    - for the six months and the three months ended June 30,
    2000 and 1999.                                                        5

d.  Consolidated statements of cash flows (unaudited) for the
    six months ended June 30, 2000 and 1999.                              6

e.  Notes to Consolidated Financial Statements                            7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   7

PART II - OTHER INFORMATION

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               12

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                     June 30, 2000 and December 31, 1999
                                                    June 30,       December 31,
ASSETS                                                2000            1999
Cash and due from banks                           $  5,934,774    $  8,137,993
Interest-bearing deposits with banks                 3,588,886       6,613,723
Federal funds sold                                           0       1,635,000

Investment securities available for
  sale, at fair value                               15,951,657      15,889,295
Investment securities held to maturity (estimated
  fair value of $71,413,500 and $69,310,826)        73,668,524      70,878,137
Total investment securities                         89,620,181      86,767,432

Loans                                              121,152,287     110,748,201
Less:  Unearned income                                (124,869)       (129,347)
       Allowance for loan losses                    (1,895,282)     (1,944,023)
         Loans, net                                119,132,136     108,674,831

Premises and equipment                               5,075,976       4,692,292
Other assets                                         7,123,005       6,538,381

Total assets                                      $230,474,958    $223,059,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest bearing                             $ 23,790,123    $ 24,684,967
  NOW accounts                                      35,207,688      37,560,205
  Money Market                                      11,369,366       8,522,025
  Savings                                           13,364,598      13,408,727
  Certificates of deposit $100,000 and over         27,074,745      25,166,442
  Other time accounts                               72,507,064      72,729,833
     Total deposits                                183,313,584     182,072,199

Federal funds purchased                              1,460,000               0
Other borrowed funds                                 5,000,000       1,500,000
Long-term debt                                       8,000,000       8,000,000
Other liabilities                                    2,164,325       1,830,560
Total liabilities                                  199,937,909     193,402,759

Stockholders' equity:
Common stock - par value $1; authorized
  5,000,000 shares; issued 3,000,000 shares          3,000,000       3,000,000
Capital surplus                                      2,033,551       1,790,254
Retained earnings                                   28,581,143      27,494,425
Accumulated other comprehensive income                (430,519)       (534,354)
Treasury stock 396,907 shares for 2000 and
  380,624 shares for 1999, at cost                  (2,647,126)     (2,093,432)
Total stockholders' equity                          30,537,049      29,656,893

Total liabilities and stockholders' equity        $230,474,958    $223,059,652

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                            Ended June 30,
                                                           2000         1999
Interest income:
Interest and fees on loans                              $2,964,680   $3,171,522
Interest and dividend on securities
 available for sale                                        185,693      110,923
Interest on taxable securities held to maturity          1,116,217    1,058,193
Interest on tax exempt securities available for sale       142,909      122,771
Interest on tax exempt securities held to maturity          44,600       32,850
Interest on federal funds sold                               1,435       28,930
Interest on deposits with banks                             77,385      133,993
  Total interest income                                  4,532,919    4,659,182

Interest expense:
Interest on deposits                                     1,717,843    1,545,438
Interest on federal funds purchased                          7,243        4,712
Interest on other borrowings                                42,300       20,974
Interest on long-term debt                                 119,781      120,120
  Total Interest expense                                 1,887,167    1,691,244

Net interest income                                      2,645,752    2,967,938
Provision for loan losses                                   45,000       45,000
Net interest income after
  provision for loan losses                              2,600,752    2,922,938

Noninterest income:
Service charges on deposit accounts                        239,899      240,915
Fees for trust services                                     63,410       73,209
Income from Southwest Ga. Insurance Services               211,946      555,281
Net loss on the sale of assets                              (5,000)           0
Other income                                                29,354       70,063
  Total noninterest income                                 539,609      939,468

Noninterest expense:
Salaries and employee benefits                           1,223,667    1,445,003
Occupancy expense                                          132,094      138,002
Equipment expense                                          121,057      139,957
Data processing expense                                    129,929      127,845
Other operating expenses                                   469,677      678,048
  Total noninterest expenses                             2,076,424    2,528,855

Income before income taxes                               1,063,937    1,333,551
Provision for income taxes                                 247,900      353,700
Net income                                              $  816,037   $  979,851

Earnings per share of common stock:
Net income, basic and diluted                           $     0.31   $     0.36
Dividends paid                                                0.13         0.12
Average shares outstanding                               2,619,616    2,619,376

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                            For The Six Months
                                                               Ended June 30,
                                                             2000         1999
Interest income:
Interest and fees on loans                              $5,774,971   $6,091,191
Interest and dividend on securities
 available for sale                                        372,191      236,875
Interest on taxable securities held to maturity          2,228,414    2,093,208
Interest on tax exempt securities available for sale       285,819      242,477
Interest on tax exempt securities held to maturity          89,200       65,700
Interest on federal funds sold                              11,421       57,568
Interest on deposits with banks                            195,526      321,872
  Total interest income                                  8,957,542    9,108,891

Interest expense:
Interest on deposits                                     3,288,081    3,164,949
Interest on federal funds purchased                          8,026        9,761
Interest on other borrowings                                62,396       42,461
Interest on long-term debt                                 239,583      238,920
  Total Interest expense                                 3,598,086    3,456,091

Net interest income                                      5,359,456    5,652,800
Provision for loan losses                                   90,000       90,000
Net interest income after
  provision for loan losses                              5,269,456    5,562,800

Noninterest income:
Service charges on deposit accounts                        475,275      475,658
Fees for trust services                                    121,904      147,424
Income from Southwest Ga. Insurance Services               479,832      555,281
Net loss on the sale of assets                              (1,196)           0
Other income                                               109,151      232,114
  Total noninterest income                               1,184,966    1,410,477

Noninterest expense:
Salaries and employee benefits                           2,438,738    2,479,418
Occupancy expense                                          258,840      254,923
Equipment expense                                          242,843      251,157
Data processing expense                                    262,111      253,704
Other operating expenses                                   885,960    1,053,901
  Total noninterest expenses                             4,088,492    4,293,103

Income before income taxes                               2,365,930    2,680,174
Provision for income taxes                                 598,400      761,300
Net income                                              $1,767,530   $1,918,874

Earnings per share of common stock:
Net income, basic and diluted                           $     0.67   $     0.73
Dividends paid                                                0.26         0.24
Average shares outstanding                               2,627,762    2,619,376

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                          For The Three Months
                                                              Ended June 30,
                                                            2000         1999
Net income                                              $  816,037   $  979,851
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
   during the period                                        31,669     (469,658)
Federal income tax expense                                  10,767         (487)
Other comprehensive income, net of tax:                     20,902     (469,171)

Total comprehensive income                              $  836,939   $  510,680









                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                           For The Six Months
                                                              Ended June 30,
                                                            2000         1999
Net income                                              $1,767,530   $1,918,874
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
   during the period                                       157,325     (644,259)
Federal income tax expense                                  53,491       (1,521)
Other comprehensive income, net of tax:                    103,834     (642,738)

Total comprehensive income                              $1,871,364   $1,276,136

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                        For The Six Months
                                                           Ended June 30,
                                                        2000           1999
Cash flows from operating activities:
Net income                                         $  1,767,530   $  1,918,874
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses                                90,000         90,000
Depreciation                                            268,668        261,720
Net amortization and accretion
  of investment securities                               21,746         49,585
Amortization of intangibles                              36,577         44,196
Net loss (gain) on sale and disposal of assets            8,788        132,739
Changes in:
Other assets                                           (187,256)      (334,813)
Other liabilities                                       280,274        255,034
    Net cash provided by operating activities         2,286,327      2,417,335

Investing activities:
Proceeds from maturities of securities held
 to maturity                                          9,000,000     12,050,000
Proceeds from sale of securities
 available for sale                                      97,317        366,400
Purchase of securities held to maturity             (11,814,486)   (16,022,250)
Purchase of securities available for sale                     0     (2,168,359)
Net change in other short-term investments            1,635,000       (255,000)
Net change in loans                                 (10,765,305)     1,624,924
Purchase of premises and equipment                     (680,377)       (77,193)
Proceeds from sales of other assets                     272,285        198,000
Net change in interest-bearing
  deposits with banks                                 3,024,837      9,111,125
Cash equivalents acquired from acquisition                    0        124,281
Payment for business acquisition                        (56,749)             0
    Net cash used for investing activities           (9,287,478)     4,951,928

Financing activities:
Net change in deposits                                1,241,385     (7,559,169)
Net change in federal funds purchased and
 securities sold under repurchase agreements          4,960,000       (365,000)
Cash dividends declared                                (680,815)      (622,197)
Payment for common stock                               (722,638)             0
    Net cash required for financing activities        4,797,932     (8,546,366)

Increase (decrease) in cash and due from bank        (2,203,219)    (1,177,103)
Cash and due from banks - beginning of period         8,137,993      7,284,746
Cash and due from banks - end of period            $  5,934,774   $  6,107,643

NONCASH ITEMS:
Increase in foreclosed properties
  and decrease in loans                            $    218,000       $136,000
Unrealized gain(loss) on securities AFS            $    103,834   $(   642,738)

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 2000, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2000, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2000, total capital increased $880 thousand to $30.5 million. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.25 percent as of June 30, 2000. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


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

In May of 2000, Southwest Georgia Financial Corporation acquired ownership of the Harrell Insurance Agency which is located in Camilla, Georgia. The agency was merged into Southwest Georgia Insurance Services which is a division of Southwest Georgia Bank. The insurance division operates an office in Colquitt County d/b/a Moultrie Insurance Agency.


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

Comparison of Statements of Income

The Company's net income after taxes for the three month period ending June 30, 2000, was $816 thousand compared to $980 thousand for the same period in 1999, representing a decrease of $164 thousand or 16.7 percent. For the first six months of 2000, the Company earned a net income of $1.768 million or $ .67 per share compared to $1.919 million or $ .73 per share in 1999. The company's second quarter earnings were lower than the same period in 1999 mainly due to net losses and merger expenses related to insurance agency operations as well as decreased non-recurring income from purchased loans.

Total interest income decreased $126 thousand comparing the three months ended June 30, 2000 to the same period in 1999. For the first six months of 2000, total interest income decreased $151 thousand comparing the same period in 1999. The majority of the decrease in interest income occurred in interest and fees on loans and in interest on deposits with banks partially offset by increases in interest and dividends on investment securities. Decreases in interest and fees on loans are related to a $307 thousand six-month decrease in discount accretion on purchased loans. Decreases in interest on deposits with banks are related to a decline in the average volume of interest bearing deposits with banks. Increases in interest from securities are related to the growth in average volume of investment securities.

The total interest expense increased $196 thousand or 11.6 percent in the second quarter of 2000 compared to the same period in 1999. The total interest expense for the six month period ending June 30, 2000, increased $142 thousand or 4.1 percent compared to the same period in 1999. Over this period, the average balances on interest-bearing deposits declined $3.4 million or 2.1 percent. The increase in interest expense is primarily related to increases in the rate on interest-bearing deposits. The rate on time deposits increased 23 basis points while the rate on savings deposits increased 21 basis points comparing the first six months of 2000 to the same period in 1999.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 2000 decreased $322 thousand, or 10.8 percent, compared to the same period in 1999. Net interest income for the first six months of 2000 was $5.359 million compared to $5.653 million for the same period in 1999. Net interest income for the quarter and the six month period is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was 5.31 percent and 5.50 percent during the three months ended June 30, 2000 and 1999 and was 5.40 percent and 5.59 percent during the six months ended June 30, 2000 and 1999.

Other income decreased $400 thousand, or 42.6 percent, for the three months ended June 30, 2000 compared to the same period a year ago. In 1999 the company recognized $555 thousand of revenues from merged insurance operations. That amount represented nine months of operations for the merged entity. Although the $212 thousand second quarter 2000 income from Southwest Georgia Insurance Services appears to be a significant decrease, it results from just three months of operations. Other income for the six months ended June 30, 2000, decreased $226 thousand compared to the same period in 1999. The majority, or $125 thousand of the decrease was due to expenses related to foreclosed real estate property and $75 thousand was attributable to decreases in income from the insurance agency subsidiary relating to the merger transaction in 1999.

Total other expenses decreased $452 thousand, or 17.9 percent, for the three months ended June 30, 2000, and other expenses decreased $205 thousand for the six months ended June 30, 2000, compared to the same periods in 1999. The majority, or $446 thousand, of the decrease in overhead expenses relates to the effect of the insurance agency merger with McLaughlin, Edwards, and Robison, Inc. in 1999. Other increases in noninterest expense compared to the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first six months of 2000, total assets increased $7.4 million, or nearly 3.3 percent, over December 31, 1999, and increased $6.9 million, or
3.0 percent, over June 30, 1999.

The Company's loan portfolio of $121.0 million increased 9.4 percent from the December 31, 1999, level of $110.6 million. Loans, the major use of funds, represent 52.5 percent of total assets.

Investment securities and other short-term investments represent 40.4 percent of total assets. Investment securities increased $2.9 million since December 31, 1999. Other short-term investments decreased $4.7 million since December 31, 1999. This resulted in an overall decrease in investments of $1.8 million.

Deposits, the primary source of the Company's funds, increased slightly from $182.1 million at December 31, 1999, to $183.3 million at June 30, 2000, an increase of .68 percent. Deposits growth occurred primarily in money market accounts and time deposits partially offset by a decrease in NOW accounts. At June 30, 2000, total deposits represented 79.5 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.57 percent of total loans outstanding at June 30, 2000, compared to 1.76 percent of loans outstanding at December 31, 1999. Management considers the allowance for loan losses as of June 30, 2000, adequate to cover potential losses in the loan portfolio.

PART II. - OTHER INFORMATION


ITEM 5     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)   Date - April 25, 2000 - annual shareholders' meeting.

  (b)   Elected the following directors:
         Cecil W. Alvis                    Lee C. Redding
         Cecil H. Barber                   Roy H. Reeves
         John H. Clark                     Johnny R. Slocumb
         Robert M. Duggan                  Violet K. Weaver
         Michael J. McLean                 C. Broughton Williams
         Richard L. Moss

        Director Emeritus:
         Albert W. Barber
         Leo T. Barber, Jr.
         Mrs. Kenneth V. Cope
         E. J. McLean, Jr.
         Jack Short
         Mrs. Hugh Turner

  (c)   The following matter was voted on at the annual
        shareholders' meeting.
                                      Number Of        Percent Of
                                      Votes Cast    Outstanding Shares
        (1)  Election Of
             Directors                1,960,484           74.00%

             Against                      9,852             .50%

             Total Shares Voted       1,970,336           74.50%

PART II. - OTHER INFORMATION


ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits 27.1  -  Financial Data Schedule

        b. There have been no reports filed on Form 8-K for the quarter ended June 30, 2000.




 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  July 10, 2000          BY:   s/George R. Kirkland
                                    GEORGE R. KIRKLAND
                                    SENIOR VICE-PRESIDENT
                                    FINANCIAL AND ACCOUNTING OFFICER