Form 10-Q
period 2000-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2000-11-13
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
                 For the quarterly period ended September 30, 2000

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

           Class                               Outstanding At October 15, 2000
Common Stock, $1 Par Value                                3,000,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                              TABLE OF CONTENTS

                                                                       PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest
Georgia Financial Corporation as required by this Item 1.

a.  Consolidated balance sheets (unaudited) - September 30, 2000
    and December 31, 1999.                                                2

b.  Consolidated statements of income (unaudited) - for the nine
    months and the three months ended September 30, 2000 and 1999.        3

c.  Consolidated statements of comprehensive income (unaudited)
    - for the nine months and the three months ended September 30,
    2000 and 1999.                                                        5

d.  Consolidated statements of cash flows (unaudited) for the
    nine months ended September 30, 2000 and 1999.                        6

e.  Notes to Consolidated Financial Statements                            7


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   7

PART II - OTHER INFORMATION

ITEM 5.   EXHIBITS AND REPORTS ON FORM 8-K                               11

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   September 30, 2000 and December 31, 1999
                                                  September 30,   December 31,
ASSETS                                                2000            1999
Cash and due from banks                           $  6,786,736    $  8,137,993
Interest-bearing deposits with banks                14,395,217       6,613,723
Federal funds sold                                   2,000,000       1,635,000

Investment securities available for
  sale, at fair value                               16,126,324      15,889,295
Investment securities held to maturity (estimated
  fair value of $68,268,251 and $69,310,826)        69,184,883      70,878,137
Total investment securities                         85,311,207      86,767,432

Loans                                              122,348,883     110,748,201
Less:  Unearned income                                (118,239)       (129,347)
       Allowance for loan losses                    (1,834,987)     (1,944,023)
         Loans, net                                120,395,657     108,674,831

Premises and equipment                               4,984,421       4,692,292
Other assets                                         6,985,870       6,538,381

Total assets                                      $240,859,108    $223,059,652

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
  Noninterest bearing                             $ 25,776,563    $ 24,684,967
  NOW accounts                                      37,769,347      37,560,205
  Money Market                                      17,678,227       8,522,025
  Savings                                           12,773,400      13,408,727
  Certificates of deposit $100,000 and over         27,549,050      25,166,442
  Other time accounts                               73,330,607      72,729,833
     Total deposits                                194,877,194     182,072,199

Federal funds purchased                                      0               0
Other borrowed funds                                 5,000,000       1,500,000
Long-term debt                                       8,000,000       8,000,000
Other liabilities                                    2,482,044       1,830,560
Total liabilities                                  210,359,238     193,402,759

Stockholders' equity:
Common stock - par value $1; authorized
  5,000,000 shares; issued 3,000,000 shares          3,000,000       3,000,000
Capital surplus                                      2,033,551       1,790,254
Retained earnings                                   29,084,213      27,494,425
Accumulated other comprehensive income                (275,962)       (534,354)
Treasury stock 440,907 shares for 2000 and
  380,624 shares for 1999, at cost                  (3,341,932)     (2,093,432)
Total stockholders' equity                          30,499,870      29,656,893

Total liabilities and stockholders' equity        $240,859,108    $223,059,652

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                          Ended September 30,
                                                           2000         1999
Interest income:
Interest and fees on loans                              $3,154,183   $2,857,486
Interest and dividend on securities
 available for sale                                        184,938      169,683
Interest on taxable securities held to maturity          1,060,485    1,083,529
Interest on tax exempt securities available for sale       142,910      122,772
Interest on tax exempt securities held to maturity          41,352       32,850
Interest on federal funds sold                               3,098       11,242
Interest on deposits with banks                            145,435       93,684
  Total interest income                                  4,732,401    4,371,246

Interest expense:
Interest on deposits                                     1,851,132    1,494,284
Interest on federal funds purchased                         10,157            0
Interest on other borrowings                                93,358       20,317
Interest on long-term debt                                 122,107      121,440
  Total Interest expense                                 2,076,754    1,636,041

Net interest income                                      2,655,647    2,735,205
Provision for loan losses                                   55,000       45,000
Net interest income after
  provision for loan losses                              2,600,647    2,690,205

Noninterest income:
Service charges on deposit accounts                        240,143      252,665
Fees for trust services                                     65,537       63,515
Income from insurance services                             210,909      210,680
Net gain on the sale of assets                               6,157       38,839
Net (loss) on the sale of securities                        (3,059)           0
Other income                                                87,185       21,955
  Total noninterest income                                 606,872      587,654

Noninterest expense:
Salaries and employee benefits                           1,191,379    1,176,476
Occupancy expense                                          143,666      149,042
Equipment expense                                          123,783      119,118
Data processing expense                                    131,642      129,093
Other operating expenses                                   538,426      431,259
  Total noninterest expenses                             2,128,896    2,004,988

Income before income taxes                               1,078,623    1,272,871
Provision for income taxes                                 244,700      343,500
Net income                                              $  833,923   $  929,371

Earnings per share of common stock:
Net income, basic and diluted                           $     0.33   $     0.36
Dividends paid, basic and diluted                             0.13         0.12
Average shares outstanding                               2,582,289    2,619,376

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                            For The Nine Months
                                                            Ended September 30,
                                                             2000         1999
Interest income:
Interest and fees on loans                             $ 8,929,154  $ 8,948,677
Interest and dividend on securities
 available for sale                                        557,129      406,558
Interest on taxable securities held to maturity          3,288,899    3,176,737
Interest on tax exempt securities available for sale       428,729      365,249
Interest on tax exempt securities held to maturity         130,552       98,550
Interest on federal funds sold                              14,519       68,810
Interest on deposits with banks                            340,961      415,556
  Total interest income                                 13,689,943   13,480,137

Interest expense:
Interest on deposits                                     5,139,213    4,659,233
Interest on federal funds purchased                         18,183        9,761
Interest on other borrowings                               155,754       62,778
Interest on long-term debt                                 361,690      360,360
  Total Interest expense                                 5,674,840    5,092,132

Net interest income                                      8,015,103    8,388,005
Provision for loan losses                                  145,000      135,000
Net interest income after
  provision for loan losses                              7,870,103    8,253,005

Noninterest income:
Service charges on deposit accounts                        715,418      728,323
Fees for trust services                                    187,441      210,939
Income from insurance services                             690,741      765,961
Net gain on the sale of assets                               4,961       38,839
Net (loss) on the sale of securities                        (3,059)           0
Other income                                               335,285      254,069
  Total noninterest income                               1,930,787    1,998,131

Noninterest expense:
Salaries and employee benefits                           3,630,117    3,655,894
Occupancy expense                                          402,506      403,965
Equipment expense                                          366,626      370,275
Data processing expense                                    393,753      382,797
Other operating expenses                                 1,563,335    1,485,160
  Total noninterest expenses                             6,356,337    6,298,091

Income before income taxes                               3,444,553    3,953,045
Provision for income taxes                                 843,100    1,104,800
Net income                                             $ 2,601,453  $ 2,848,245

Earnings per share of common stock:
Net income, basic and diluted                          $      1.00   $     1.09
Dividends paid                                                0.39         0.36
Average shares outstanding                               2,612,494    2,619,376

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                          For The Three Months
                                                           Ended September 30,
                                                            2000         1999
Net income                                              $  833,923   $  929,371
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
   during the period                                       234,178     (133,967)
Federal income tax expense                                  79,621         (487)
Other comprehensive income, net of tax:                    154,557     (133,480)

Total comprehensive income                              $  988,480   $  795,891









                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                           For The Nine Months
                                                           Ended September 30,
                                                            2000         1999
Net income                                              $2,601,453   $2,848,245
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
   during the period                                       391,503     (778,226)
Federal income tax expense                                 133,111       (2,008)
Other comprehensive income, net of tax:                    258,392     (776,218)

Total comprehensive income                              $2,859,845   $2,072,027

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                        For The Nine Months
                                                        Ended September 30,
                                                        2000           1999
Cash flows from operating activities:
Net income                                         $  2,601,453   $  2,848,245
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses                               145,000        135,000
Depreciation                                            403,575        413,746
Net amortization and accretion
  of investment securities                               23,972         66,785
Amortization of intangibles                              58,179         66,294
Net loss (gain) on sale and disposal of assets            5,193        132,801
Changes in:
Other assets                                        (    90,253)   (   134,223)
Other liabilities                                       517,431        262,290
    Net cash provided by operating activities         3,664,550      3,790,938

Investing activities:
Proceeds from maturities of securities held
 to maturity                                         10,475,000     15,050,000
Proceeds from sale of securities
 available for sale                                   3,162,954        366,400
Purchase of securities held to maturity             (11,814,486)   (17,022,250)
Purchase of securities available for sale                     0    ( 2,168,359)
Net change in other short-term investments          (   365,000)     2,225,000
Net change in loans                                 (12,083,826)   (   204,734)
Purchase of premises and equipment                  (   723,545)   (   434,266)
Proceeds from sales of other assets                     297,285        198,000
Net change in interest-bearing
  deposits with banks                               ( 7,781,494)    10,887,500
Cash equivalents acquired from acquisition                    0        124,281
Payment for business acquisition                    (    56,749)             0
    Net cash used for investing activities          (18,889,861)     9,021,572

Financing activities:
Net change in deposits                               12,804,995    (11,743,738)
Net change in federal funds purchased and
 securities sold under repurchase agreements          3,500,000    (   365,000)
Cash dividends declared                             ( 1,013,497)   (   936,522)
Payment for common stock                            ( 1,417,444)             0
    Net cash required for financing activities       13,874,054    (13,045,260)

Increase (decrease) in cash and due from bank       ( 1,351,257)   (   232,750)
Cash and due from banks - beginning of period         8,137,993      7,284,746
Cash and due from banks - end of period            $  6,786,736   $  7,051,996

NONCASH ITEMS:
Increase in foreclosed properties
  and decrease in loans                            $    218,000   $  2,103,529
Unrealized gain(loss) on securities AFS            $    258,392   $(   776,218)

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2000, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 2000, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2000, total capital increased $843 thousand to $30.5 million. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 12.66 percent as of September 30, 2000. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


Acquisition

In January 2000, the Company acquired the Dillard Insurance Agency located in Moultrie, Georgia. The insurance agency was merged into Southwest Georgia Insurance Services, Inc., which is a subsidiary of Southwest Georgia Bank.
Also in February 2000, the Company acquired Financial Planning Concepts, Inc., a personal financial planning and investment services firm located in Moultrie, Georgia. This acquired firm was merged into the Trust and Investment Division of Southwest Georgia Bank.

In January of this year, the Company announced a share repurchase program where it may repurchase up to 150,000 shares, or approximately 6%, of its common stock from time to time through January 31, 2001. The Board of Directors approved this common stock repurchase program in view of the strong capital position of Southwest Georgia Financial Corporation and its subsidiary, Southwest Georgia Bank. As of September 30, 2000, the Company has repurchased 91 thousand shares at an average price of $15.58 per share.

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

Comparison of Statements of Income

The Company's net income after taxes for the three month period ending September 30, 2000, was $834 thousand compared to $929 thousand for the same period in 1999, representing a decrease of $95 thousand or 10.3 percent. For the first nine months of 2000, the Company earned a net income of $2.601 million or $ 1.00 per share compared to $2.848 million or $ 1.09 per share in 1999. The company's third quarter earnings were lower than the same period in 1999 mainly due to an expected increase in interest expense on deposits and short-term borrowings partially offset by an increase in interest income and fees on loans.

Total interest income increased $361 thousand comparing the three months ended September 30, 2000 to the same period in 1999. For the first nine months of 2000, total interest income increased $210 thousand comparing the same period in 1999. The majority of the increase in interest income for the first nine months of 2000 occurred in interest and dividends on investment securities partially offset by a decrease in interest on deposits with banks. Increases in interest from securities are related to the growth in average volume of investment securities. Decreases in interest on deposits with banks are related to a decline in the average volume of interest bearing deposits with banks.

The total interest expense increased $440 thousand or 26.9 percent in the third quarter of 2000 compared to the same period in 1999. The total interest expense for the nine month period ending September 30, 2000, increased $583 thousand or 11.4 percent compared to the same period in 1999. Over this period, the average balances on interest-bearing deposits declined $155 thousand or less than 1.0 percent. The increase in interest expense is primarily related to increases in the rate on interest-bearing deposits. The rate on time deposits increased 50 basis points while the rate on savings deposits increased 26 basis points comparing the first nine months of 2000 to the same period in 1999.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 2000 decreased $79 thousand, or 2.9 percent, compared to the same period in 1999. Net interest income for the first nine months of 2000 was $8.015 million compared to $8.388 million for the same period in 1999.
Net interest income for the quarter and the nine month period is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was
5.17 percent and 5.57 percent during the three months ended September 30, 2000 and 1999 and was 5.32 percent and 5.58 percent during the nine months ended September 30, 2000 and 1999.

Other income increased $19 thousand, or 3.3 percent, for the three months ended September 30, 2000 compared to the same period a year ago. The majority of this increase was primarily attributable to increases in security sales commission and other fees partially offset by decreases in income from the service charges on deposit accounts and net gain on sale of assets. Other income for the nine months ended September 30, 2000, decreased $67 thousand compared to the same period in 1999. The majority, or $167 thousand of the decrease was due to expenses related to foreclosed real estate property and $75 thousand was attributable to decreases in income from insurance services partially offset by increases in security sales commission and other fees.

Total other expenses increased $124 thousand, or 6.2 percent, for the three months ended September 30, 2000, and other expenses increased $59 thousand for the nine months ended September 30, 2000, compared to the same periods in 1999. The majority of the increase in other expense for both the quarter and year-to-date periods is attributed to expenses related to the operations of foreclosed real estate property and to merger and acquisition costs associated with the insurance agency and the securities sales area operations. Other increases in noninterest expense compared to the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.






Comparison of Financial Condition Statements

During the first nine months of 2000, total assets increased $17.8 million, or nearly 8.0 percent, over December 31, 1999, and increased $20.9 million, or
9.5 percent, over September 30, 1999.

The Company's loan portfolio of $122.2 million increased 10.5 percent from the December 31, 1999, level of $110.6 million. Loans, the major use of funds, represent 50.7 percent of total assets.

Investment securities and other short-term investments represent 42.2 percent of total assets. Investment securities decreased $1.5 million since
December 31, 1999. Other short-term investments increased $8.1 million since December 31, 1999. This resulted in an overall increase in investments of $6.6 million.

Deposits, the primary source of the Company's funds, increased from $182.1 million at December 31, 1999, to $194.9 million at September 30, 2000, an increase of 7.03 percent. Deposits growth occurred primarily in money market accounts and time deposits partially offset by a decrease in savings accounts. At September 30, 2000, total deposits represented 80.9 percent of total assets.


The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.50 percent of total loans outstanding at September 30, 2000, compared to 1.76 percent of loans outstanding at December 31, 1999.
Management considers the allowance for loan losses as of September 30, 2000, adequate to cover potential losses in the loan portfolio.

PART II. - OTHER INFORMATION


ITEM 5. EXHIBITS AND REPORTS ON FORM 8-K

        a.  Exhibits 27.1  -  Financial Data Schedule

        b. There have been no reports filed on Form 8-K for the quarter ended September 30, 2000.













 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  November 10, 2000      BY:   s/George R. Kirkland
                                    GEORGE R. KIRKLAND
                                    SENIOR VICE-PRESIDENT
                                    FINANCIAL AND ACCOUNTING OFFICER