Form 10-K
period 2000-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2001-04-02
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D. C.  20549
                             FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or,
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from          to          .

                  Commission file number    0-20099

              SOUTHWEST GEORGIA FINANCIAL CORPORATION
        (Exact Name of Registrant as specified in its charter)

   Georgia                                                   58-1392259
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)
201 First Street, S. E.
Moultrie, Georgia                                                31768
(Address of principal executive offices)                       (Zip Code)
(Registrant's telephone number, including area code)         (229) 985-1120

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

   YES       X                             NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 16, 2001: $29,882,093 based on 1,838,898 shares at the price of $16.25 per share.

As of March 24, 2001, 3,000,000 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2000, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the 2001 annual meeting of shareholders, filed with the Commission, and Annual Report to Shareholders for the fiscal year ended December 31, 2000, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into
Part III.

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

The Registrant's executive office is located at 201 First Street, S. E., Moultrie, Georgia 31768, and its telephone number is (229) 985-1120.

All references herein to the Registrant include Southwest Georgia Financial Corporation and the Bank unless the context indicates a different meaning.

General

The Registrant is a registered bank holding company. All of the Registrant's activities are currently conducted by the Bank. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust department that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. The Bank operates Southwest Georgia Insurance Services, an insurance agency that offers property and casualty insurance, life, health, and disability insurance.

Markets

The Registrant conducts banking activities in Colquitt, Baker, and Thomas Counties and their surrounding counties of Georgia. Agriculture plays an important part in the Colquitt, Baker, and Thomas County economy. Colquitt and Thomas County grows a large portion of Georgia's produce crops, including turnips, cabbage, sweet potatoes, and squash. Also, Colquitt and Thomas County is home to producers of tobacco, peanuts, cotton, and pork. Manufacturing firms employ a large number of Colquitt and Thomas County residents. Apparel, lumber and wood products, and textile manufacturers are located in the Colquitt and Thomas County area. Baker County's major crops are cotton and peanuts. The remaining major employers are service industries and retail stores. Approximately 41,000 persons reside in Colquitt County while 3,600 and 43,000 persons reside in Baker and Thomas Counties, respectively.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2000, the Registrant's deposit base, totaling $199,484,810 consisted of $25,970,406 in noninterest-bearing demand deposits (13.02 percent of total deposits), $55,237,322 in interest-bearing demand deposits including money market accounts (27.69 percent of total deposits), $12,233,796 in savings deposits (6.13 percent of total deposits), $75,285,880 in time deposits in amounts less than $100,000 (37.74 percent of total deposits), and $30,757,406 in time deposits of $100,000 or more (15.42 percent of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations; and both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2000, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 9.0%, 77.4% and 13.6%, respectively, of the Bank's total loan portfolio.

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

Employees

The Bank has 98 full-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good. None of the Bank's executive officers, except Mr. Clark, is employed pursuant to any employment contract. See Exhibit 10.3, which is incorporated herein by reference.

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

At December 31, 2000, the Registrant's total consolidated deposits and assets were $199,484,810 and $240,380,281, respectively. The Registrant's bank subsidiary is ranked as the largest among seven depository institutions in Colquitt County, Georgia.

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

The payment of dividends by the Registrant and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. At December 31, 2000, retained earnings totaled $20.6 million of which $10.5 million has been appropriated in order for the Bank to provide adequate lending limits for a single borrower. The remaining $10.1 million of retained earnings are available from the Bank to pay dividends. For 2000 the Registrant's cash dividend payout to stockholders was 40.3% of net income.

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

In addition, bank holding companies whose banking subsidiaries are all well-capitalized and well-managed may apply to become a financial holding company. Financial holding companies have the authority to engage in activities that are "financial in nature" that are not permitted for other bank holding companies. Some of the activities that the Act provides are financial in nature are:

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

Effective December 19, 1992, a new Section 38 to the Federal Deposit Insurance Corporation Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" program is based upon five regulatory zones for banks in which all banks would be placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place a bank in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches two percent. Better capitalized institutions will generally be subject to less onerous regulation and supervision than banks with lesser amounts of capital. The Federal Reserve has adopted regulations implementing the prompt corrective action provisions of the 1991 Act which place financial institutions in the following five categories based upon capitalization ratios: (1) A "well capitalized" institution has a total risk-based capital ratio of at least 10 percent, a Tier One risk-based ratio of at least 6 percent, and a leverage ratio of at least 5 percent; (2) An "adequately capitalized" institution has a total risk-based ratio of at least 8 percent, a Tier One risk-based ratio of at least 4 percent, and a leverage ratio of at least 4 percent; (3) An "undercapitalized" institution has a total risk-based capital ratio of under 8 percent, a Tier One risk-based capital ratio of under 4 percent, or a leverage ratio of under 4 percent; (4) A "significantly undercapitalized" institution has a total risk-based capital ratio of under 6 percent, a Tier One risk-based ratio of under 3 percent, or a leverage ratio of under 3 percent; and (5) A "critically undercapitalized" institution has a leverage ratio of 2 percent or less. Any institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The proposed regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank at December 31, 2000, would be considered to be a "well capitalized" institution if solely viewed on the basis of capital ratios. As an institution drops below the "well capitalized" category, it becomes subject to increasing scrutiny, decreasing management flexibility, and increasingly harsh regulatory actions. It is therefore important for banks to remain in the "well capitalized" category notwithstanding the minimum capital ratios described above. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Capital Resources and Dividends" contained on page 15 of the Registrant's 2000 Annual Report to Shareholders, which is incorporated herein by reference, for the Registrant's capital position.

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


Executive Officers Of The Registrant

Executive officers are elected by the Board of Directors annually in May and hold office until the following May unless they resign or are removed from office by the Board of Directors.

The executive officers of the Registrant and their ages, positions with the Registrant, and terms of office as of January 31, 2000, are as follows:

                                                                Officer Of The
  Name (Age)                Principal Position                 Registrant Since
John H. Clark           Chief Executive Officer and Chairman          1980
(63)                    of the Registrant and Bank

Violet K. Weaver        President of the Registrant                   1981
(65)                    and Bank

G. DeWitt Drew          Executive Vice President of the               1999
(44)                    Registrant and Bank

John J. Cole, Jr.       Senior Vice President of the                  1984
(50)                    Registrant and Senior Vice President
                        and Cashier of the Bank
George R. Kirkland      Senior Vice President and Treasurer           1991
(50)                    of the Registrant and Senior Vice
                        President and Comptroller of the Bank

                               -9-

C. Wallace Sansbury     Senior Vice President of the Registrant       1996
(58)                    and Bank

Randall L. Webb, Jr.    Senior Vice President of the Registrant       1994
(52)                    and Bank

Geraldine A. Ferrone    Senior Vice President of the Registrant       1995
(54)                    and Bank

Judy M. Owens           Vice President of the Registrant              1993
(56)                    and Bank

Robert M. Carlton, Jr.  Vice President of the Registrant              1995
(59)                    and Bank

Peggy C. Weeks          Vice President and Secretary of the           1997
(63)                    Registrant and Bank

Richard E. Holland      Vice President of the Registrant              1998
(55)                    and Bank

Barbara P. Hall         Vice President of the Registrant              1999
(51)                    and Bank

J. Larry Blanton        Vice President of the Registrant              2000
(54)                    and Bank

Hiller M. Gammage, Jr.  Vice President of the Registrant              2000
(70)                    and Bank

G. Larry Kirkland       Vice President of the Registrant              2000
(50)                    and Bank

J. Marion Mathis        Vice President of the Registrant              2000
(65)                    and Bank

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

Mrs. Weaver became President in April 2000 and Executive Vice President in December 1996. Previously, she has served as Senior Vice President and Secretary of the Bank since 1986 and became Senior Vice President and Secretary of the Registrant in 1992. Previously, she has served in various positions with the Registrant and the Bank since 1976.

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

Mrs. Ferrone became Senior Vice President in 2000 and Vice President of the Bank and Registrant in 1995. Previously, she had been Assistant Vice President of the Bank since 1988.

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

Mrs. Weeks became Secretary in 2000 and Vice President of the Bank and Registrant in 1997. Previously, she had been Assistant Vice President of the Bank since 1994 and has served in various other positions with the Bank since 1991.

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

Mr. Blanton became Vice President of the Bank and Registrant in 2000. Previously, he has served in various other positions with the bank since 1999. Also, he had been an agent with Moultrie Insurance Agency since 1993.

Mr. Gammage became Vice President of the Bank and Registrant in 2000. Previously, he had been owner of Financial Planning Concepts, Inc., in Moultrie, Georgia.

Mr. Kirkland became Vice President of the Bank and Registrant in 2000. Previously, he had been Assistant Vice President of the Bank since 1995 and has served in various other positions with the Bank since 1991.

Mr. Mathis became Vice President of the Bank and Registrant in 2000. Previously, he had been Assistant Vice President of the Bank since 1995 and has served in various other positions with the Bank since 1991.

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

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

Average Balance Sheets and Net Interest Income Analysis

Condensed average balance sheets for the years indicated are presented below:

                                          Year Ended December 31, 2000
                                           Average
                                           Balance    Interest    Rate
ASSETS                                        (Thousands Of Dollars)
Cash and due from banks                  $    6,111  $      -       - %
Earning assets:
Interest-bearing deposits                     8,649       552     6.38%
Loans, net (a) (b) (c)                      116,899    11,990    10.26%
Taxable investment securities
 held to maturity                            70,819     4,472     6.31%
Nontaxable investment securities
 held to maturity (c)                         4,001       258     6.45%
Nontaxable investment securities
 available for sale (c)                      11,952       866     7.25%
Other  investment securities
 available for sale                           1,908       819    42.92%
Federal funds sold and securities
 purchased with agreements to resell            682        47     6.89%

Total earning assets                        214,910    19,004     8.84%
Premises and equipment                        4,719
Other assets                                  6,790

Total assets                             $  232,530

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                          $   27,286  $      -       - %

Interest-bearing liabilities:
Savings deposits                             61,411     1,485     2.42%
Time deposits                               100,177     5,686     5.68%
Federal funds purchased and securities
 sold under agreements to repurchase            270        18     6.67%
Other borrowings                             11,127       705     6.34%

Total interest-bearing liabilities          172,985     7,894     4.56%
Other liabilities                             1,928

Total liabilities                           202,199

Common stock                                  3,000
Surplus                                       1,997
Retained earnings                            28,105
Less treasury stock                      (    2,771)

Total shareholders' equity                   30,331

Total liabilities and
 shareholders' equity                    $  232,530

Net interest income and margin           $   11,110               5.17%

                                           Year Ended December 31, 1999
                                            Average
                                            Balance    Interest    Rate
ASSETS                                       (Thousands Of Dollars)
Cash and due from banks                  $    6,357  $      -       - %

Earning assets:
Interest-bearing deposits                    11,894       595     5.00%
Loans, net (a) (b) (c)                      111,198    11,734    10.55%
Taxable investment securities
 held to maturity                            68,148     4,231     6.21%
Nontaxable investment securities
 held to maturity (c)                         3,307       207     6.26%
Nontaxable investment securities
 available for sale (c)                      10,757       750     6.97%
Other  investment securities
 available for sale                           1,977       970    49.06%
Federal funds sold and securities
 purchased with agreements to resell          1,683        80     4.75%

Total earning assets                        208,964    18,567     8.89%
Premises and equipment                        4,579
Other assets                                  5,161

Total assets                             $  225,061

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                          $   25,387  $      -       - %

Interest-bearing liabilities:
Savings deposits                             60,135     1,231     2.05%
Time deposits                                99,183     4,944     4.98%
Federal funds purchased and securities
 sold under agreements to repurchase            174        10     5.75%
Other borrowings                              9,500       565     5.95%

Total interest-bearing liabilities          168,992     6,750     3.99%
Other liabilities                             2,017

Total liabilities                           196,396

Common stock                                  3,000
Surplus                                       1,901
Retained earnings                            25,968
Less treasury stock                      (    2,204)

Total shareholders' equity                   28,665

Total liabilities and
 shareholders' equity                   $   225,061

Net interest income and margin          $    11,817               5.66%

                                            Year Ended December 31, 1998
                                             Average
                                             Balance    Interest    Rate
ASSETS                                         (Thousands Of Dollars)
Cash and due from banks                  $    5,943  $      -       - %

Earning assets:
Interest-bearing deposits                     8,886       472     5.31%
Loans, net (a) (b) (c)                      113,820    12,466    10.95%
Taxable investment securities
 held to maturity                            73,122     4,604     6.30%
Nontaxable investment securities
 held to maturity (c)                           810        53     6.54%
Nontaxable investment securities
 available for sale (c)                       2,124       149     7.02%
Other  investment securities
 available for sale                           2,131       721    33.83%
Federal funds sold and securities
 purchased with agreements to resell          2,128       114     5.36%

Total earning assets                        203,021    18,579     9.15%
Premises and equipment                        4,367
Other assets                                  4,505

Total assets                             $  217,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                          $   21,706  $      -       - %

Interest-bearing liabilities:
Savings deposits                             61,121     1,560     2.55%
Time deposits                                96,887     5,399     5.57%
Federal funds purchased and securities
 sold under agreements to repurchase            498        26     5.22%
Other borrowings                              9,500       571     6.01%

Total interest-bearing liabilities          168,006     7,556     4.50%
Other liabilities                             1,768

Total liabilities                           191,480

Common stock                                  3,000
Surplus                                       2,070
Retained earnings                            23,680
Less treasury stock                      (    2,394)

Total shareholders' equity                   26,356

Total liabilities and
 shareholders' equity                     $ 217,836

Net interest income and margin            $  11,023               5.43%

Interest Rates

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees as follows (in thousands): 2000 - $550, 1999 - $556, and 1998 - $416.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 2000, 1999, and 1998.

                               -15-
Interest Differentials

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

                                                                    (a)
                                                                   Due To
                                                    Increase     Changes In
                                 2000       1999   (Decrease)   Volume   Rate
                                              (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits     $    552   $    595   $(   43)   $(184)  $   141
Loans, net (b)                  11,990     11,734       256      551    (  295)
Taxable investment
 securities held to maturity     4,472      4,231       241      171        70
Nontaxable investment
 securities held to
 maturity (b)                      258        207        51       45         6
Nontaxable investment
 securities available
 for sale (b)                      866        750       116       85        31
Other securities available
 for sale                          819        970    (  151)   (  33)   (  118)
Federal funds sold and
 securities purchased
 under agreements to resell         47         80    (   33)   ( 132)       99

Total interest income           19,004     18,567       437      503    (   66)

Interest paid on:
Savings deposits                 1,485      1,231       254       27       227
Time deposits                    5,686      4,944       742       50       692
Federal funds purchased
 and securities sold under
 agreements to repurchase           18         10         8        6         2
Other borrowings                   705        565       140      101        39

Total interest expense           7,894      6,750     1,144      184       960

Net interest earnings         $ 11,110   $ 11,817   $(  707)   $ 319   $(1,026)


                                                                     (a)
                                                                    Due To
                                                     Increase     Changes In
                                  1999       1998   (Decrease)  Volume   Rate
                                             (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits     $    595   $    472   $   123   $  149   $(   26)
Loans, net (b)                  11,734     12,466     ( 732)   ( 283)   (  449)
Taxable investment
 securities held to maturity     4,231      4,604     ( 373)   ( 308)   (   65)
Nontaxable investment
 securities held to
 maturity (b)                      207         53       154      156    (    2)
Nontaxable investment
 securities available
 for sale (b)                      750        149       601      602    (    1)
Other securities
 available for sale                970        721       249    (  47)      296
Federal funds sold and
 securities purchased
 under agreements to resell         80        114     (  34)   (  22)   (   12)

Total interest income           18,567     18,579     (  12)     247    (  259)

Interest paid on:
Savings deposits                 1,231      1,560     ( 329)   (  25)   (  304)
Time deposits                    4,944      5,399     ( 455)     131    (  586)
Federal funds purchased
 and securities sold under
 agreements to repurchase           10         26     (  16)   (  19)        3
Other borrowings                   565        571     (   6)       -    (    6)

Total interest expense           6,750      7,556     ( 806)      87    (  893)

Net interest earnings         $ 11,817   $ 11,023   $   794   $  160   $   634


                                                                    (a)
                                                                   Due To
                                                     Increase    Changes In
                                  1998       1997   (Decrease)  Volume   Rate
                                               (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits     $    472   $    283   $   189   $  199   $(   10)
Loans, net (b)                  12,466     12,630     ( 164)    (357)      193
Taxable investment
 securities held to maturity     4,604      4,487       117      159    (   42)
Nontaxable investment
 securities held to
 maturity (b)                       53         29        24       30    (    6)
Nontaxable investment
 securities available
 for sale (b)                      149          -       149      149         -
Other securities
 available for sale                721        496       225       34       191
Federal funds sold and
 securities purchased
 under agreements to resell        114        101        13       14    (    1)

Total interest income           18,579     18,026       553      228       325

Interest paid on:
Savings deposits                 1,560      1,600     (  40)      12    (   52)
Time deposits                    5,399      5,070       329      253        76
Federal funds purchased
 and securities sold under
 agreements to repurchase           26        107     (  81)    ( 75)   (    6)
Other borrowings                   571        572     (   1)       -    (    1)

Total interest expense           7,556      7,349       207      190        17

Net interest earnings         $ 11,023   $ 10,677   $   346   $   38   $   308


(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 2000, 1999, and 1998 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                          Year Ended December 31,
                                         2000      1999       1998
                                           (Thousands Of Dollars)
Securities held to maturity:
U. S. Treasury and other
 U. S. Government Agencies            $ 62,477   $ 64,704   $ 63,806
State and municipal                      5,639      6,174      5,280

Total securities held to maturity     $ 68,116   $ 70,878   $ 69,086

Securities available for sale:
Equity securities                     $  2,284   $  2,277   $  2,498
U. S. Government Agencies                6,034          0          0
State and municipal                     12,651     11,778      9,046
Mortgage backed                          1,668      1,834          -

Total securities available for sale   $ 22,637   $ 15,889   $ 11,544

The following table shows the maturities of debt securities at December 31, 2000, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

                                          MATURITY
                    After One        After Five
                    Within        But Within       But Within          After
                   One Year       Five Years        Ten Years        Ten Years
                Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
                                    (Thousands Of Dollars)
Debt Securities:
U. S. Treasury
 and other U. S.
 Government
 Agencies       $6,005  6.39%  $ 51,545  6.13%  $ 10,960  6.96%  $      -    - %
State and
 Municipal          65  6.81%     4,035  6.43%       528  6.59%    13,663  6.99%
Mortgage
 backed              -    - %         -    - %       854  6.94%       814  6.30%

Total           $6,070  6.39%  $ 55,580  6.15%  $ 12,342  6.94%  $ 14,477  6.95%

The calculation of weighted average yields is based on the cost and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2000 and 1999, securities carried at approximately $39,945,000 and $28,859,000, respectively, were pledged to secure public and trust deposits as required by law.


Loan Portfolio

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to type of loan.

                                          Year Ended December 31,
                           2000        1999        1998        1997        1996
                                          (Thousands Of Dollars)
Commercial, financial
 and Agricultural      $  16,871   $  19,144   $  15,490   $  17,076   $  18,450
Real estate - mortgage    95,959      80,558      88,767      90,111      85,338
Other                         91         176         150         448         208
Installment               11,092      10,870      11,219      12,052      12,369
Total loans              124,013     110,748     115,626     119,687     116,365
 Less:
  Unearned income            123         129         128         143         156
  Allowance for
   loan losses             1,795       1,944       2,003       1,999       2,009

Net loans              $ 122,095   $ 108,675   $ 113,495   $ 117,545   $ 114,200

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the distribution of the commercial, financial and agricultural loan portfolio, excluding real estate mortgage and consumer loans at December 31, 2000.

                                            Commercial,
                                           Financial and
                                            Agricultural
                                        (Thousands Of Dollars)
Distribution of loans which are due:
  In one year or less                       $  11,851
  After one year but within five years          4,158
  After five years                                862

Total                                       $  16,871

The following table shows, for the selected loans above due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2000.

                           Loans With
                          Predetermined   Loans With
                             Rates      Floating Rates     Total
                                  (Thousands Of Dollars)
Commercial, financial
 and agricultural           $ 1,178       $ 3,842         $ 5,020


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




                                                           Potential
                    Nonaccrual   Past-Due   Renegotiated    Problem
                      Loans       Loans         Loans        Loans       Total
                                        (Thousands Of Dollars)
December 31, 2000  $    742     $ 1,402        $    0      $ 1,464      $ 3,608
December 31, 1999  $    858     $   488        $    0      $   287      $ 1,633
December 31, 1998  $  1,806     $   281        $    0      $   289      $ 2,376
December 31, 1997  $     96     $   385        $    0      $   211      $   692
December 31, 1996  $    225     $    74        $   70      $   229      $   598



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

                                            Year Ended December 31,
                              2000       1999       1998       1997       1996
                                            (Thousands Of Dollars)
Average amount of net
 loans outstanding         $ 116,899  $ 111,198  $ 113,820  $ 117,029  $ 113,123
Amount of allowance for
 loan losses at beginning
 of period                 $   1,944  $   2,003  $   1,999  $   2,009  $   2,140
Amount of loans charged
 off during period:
Commercial, financial and
 agricultural                    360        174        201         69        234
Real estate - mortgage            27         13         37         11          1
Installment                      112        123        127        234        136

Total loans charged off          499        310        365        314        371

Amount of recoveries
 during period:
Commercial, financial,
 and Agricultural                 81          9         31         26         11
Real estate - mortgage             5          4          2          0          5
Installment                       44         58         56         48         44

Total loans recovered            130         71         89         74         60

Net loans charged off
 during period                   369        239        276        240        311
Additions to allowance for
 loan losses charged to
 operating expense during
 period                          220        180        280        230        180

Amount of allowance for
 loan losses at end
 of period                 $   1,795  $   1,944  $   2,003  $   1,999  $   2,009

Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                     .32%       .21%       .24%       .21%       .27%

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

                       December 31, 2000     December 31, 1999      December 31, 1998
                               Percent Of             Percent Of            Percent Of
                                Loans In               Loans In              Loans In
    Category        Allocation  Category  Allocation   Category  Allocation  Category
                                        (Thousands Of Dollars)
Domestic:
Commercial, financial
 and agricultural       $   244     13.6%     $   336     17.3%    $   268   13.4%
Real estate - mortgage    1,389     77.4%       1,413     72.7%      1,538   76.8%
Installment                 162      9.0%         195     10.0%        197    9.8%

Total                   $ 1,795    100.0%     $ 1,944    100.0%    $ 2,003  100.0%


                           December 31, 1997     December 31, 1996
                                    Percent Of             Percent Of
                                    Loans In               Loans In
       Category         Allocation  Category  Allocation   Category
                                  (Thousands Of Dollars)
Domestic:
Commercial, financial
 and agricultural       $   271      13.6%     $   402      15.9%
Real estate - mortgage    1,523      76.2%       1,406      73.8%
Installment                 205      10.2%         201      10.3%

Total                   $ 1,999     100.0%     $ 2,009     100.0%

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

Deposits

The average amounts of deposits for the last three years are presented below.

                               Year Ended December 31,
                             2000        1999       1998
                               (Thousands Of Dollars)
Domestic Bank Offices

Noninterest-bearing
 demand deposits         $  27,286   $  25,387   $  21,706

NOW accounts                36,009      37,091      38,135
Money market deposit
 Accounts                   12,272       8,858       9,164
Savings                     13,130      14,186      13,822
Time deposits              100,177      99,183      96,887

Total interest-bearing     161,588     159,318     158,008

Total average deposits   $ 188,874   $ 184,705   $ 179,714

The maturity of certificates of $100,000 or more as of December 31, 2000, are presented below.

                                 (Thousands Of Dollars)
3 months or less                      $  8,571
Over 3 months through 6 months           6,627
Over 6 months through 12 months         13,084
Over 12 months                           2,475
Total outstanding                     $ 30,757

Return On Equity And Assets

Certain financial ratios are presented below.

                             Year Ended December 31,
                              2000     1999     1998
Return on average assets      1.44%    1.69%    1.66%

Return on average equity     11.08%   13.26%   13.74%
Dividend payout ratio
 (dividends declared
 divided by net income)      39.91%   33.60%   31.88%

Average equity to average
 assets ratio                13.04%   12.74%   12.10%

Item 2 - Property

The executive offices of the Registrant and the main banking office of the Bank are located in a 19,000 square foot facility at 201 First Street,
S. E., Moultrie, Georgia. Also, in 1991 the Registrant acquired an 11,000 square foot Federal Branch office, and an adjacent 5,000 square foot building was renovated in 1992 for the Bank's Operations Center. The Trust and Investment Division has been relocated to the federal branch building located at 25 Second Avenue, Moultrie, Georgia. Also, the federal branch banking operations were merged into the main office. In 1993 the Registrant purchased a vacant building and lot located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia. This building was renovated for the Bank's Administrative Services Division offices, training and meeting rooms, and record storage. In 1994 the Registrant acquired a 4,400 square foot Baker County branch banking office located at the intersection of Highways 91 and 200, Newton, Georgia. In 1998, the Registrant acquired a 3,900 square foot Bank of Pavo branch banking office located at 1102 West Harris Street, Pavo, Georgia. In 1999, the Registrant acquired the ownership of McLaughlin, Edwards, and Robison, Inc. d/b/a Moultrie Insurance Agency which is located in Moultrie, Georgia.
 The insurance agency was merged into Southwest Georgia Insurance Services which is a division of Southwest Georgia Bank. In February 2000, the Registrant purchased the 5,600 square-foot insurance agency building located at 501 South Main Street, Moultrie, Georgia. All of these facilities are adequate for present operations.

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

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2000 for a vote of the security holders through the solicitation of proxies or otherwise.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
Matters

Market for common equity and related stockholder matters appear under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 11 through 17 of the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 6 - Selected Financial Data

Five years of selected financial data appears on page 9 and 10 of the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 17 of the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference. For further information about the Registrant, see Selected Statistical Information on pages 13 - 25 of this report on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Management's quantitative and qualitative information about market risk appears under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 16 through 17 of the Registrant's 2000 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

The report of independent auditors, the consolidated financial statements, and notes to the consolidated financial statements on pages 18 through 38 of the Registrant's 2000 Annual Report to Shareholders are incorporated herein by reference.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the Registrant's two most recent fiscal years, the Registrant did not change accountants and had no disagreement with its accountants on any matter of accounting principles or practices or financial statement disclosure.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The information contained under the heading "Information About Nominees For Director" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 22, 2001, filed with the Commission, is incorporated herein by reference. Information on Form 10-K relating to the executive officers of the Registrant is included in Item 1 of this report.

Item 11 - Executive Compensation

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 22, 2001, filed with the Commission, is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 22, 2001, filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Registrant's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

Item 13 - Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 22, 2001, filed with the Commission, is incorporated herein by reference.

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

10.1    Pension Retirement Plan of the Registrant, as amended and restated.

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

10.6a Supplemental Retirement Plan of the Registrant dated December 21, 1994 (included as Exhibit 10.11 to the Registrant's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

10.6b Trust under the Registrant's Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Registrant's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.7 Employee Stock Ownership Plan and Trust of the Registrant as amended.

10.8 Dividend Reinvestment and Share Purchases Plan of the Registrant as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Registrant's Form S-3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

10.9 Key Individual Stock Option Plan of the Registrant dated March 19, 1997 (included as Exhibit 10.9 to the Registrant's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

13      Southwest Georgia Financial Corporation Annual Report to
        Shareholders for the fiscal year ended December 31, 2000. With the exception of information expressly incorporated herein, the 2000 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

22 Subsidiaries of the Registrant (included as Exhibit 22 to the Registrant's Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

23.1    Consent of Draffin & Tucker, LLP.

  * Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

b. No reports on Form 8-K were filed by the Registrant during the fourth quarter of 2000.

Exhibit Index

Exhibit
Number                   Description Of Exhibit                 Page Number


10.1      Pension Retirement Plan of the Registrant, as amended      34
          and restated effective January 1, 2000.

10.7      Employee Stock Ownership Plan and Trust of the             79
          Registrant as amended and restated effective
          January 1, 2000.

13        Southwest Georgia Financial Corporation Annual            131
          Report to Shareholders for the fiscal year ended
          December 31, 2000. With the exception of information expressly incorporated herein, the
          2000 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

23.1      Consent of Draffin & Tucker, LLP.                         161

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            Southwest Georgia Financial Corporation
                                         (Registrant)

Date:  March 24, 2001           By:  /s/ John H. Clark
                                     JOHN H. CLARK
                                     CHAIRMAN AND CHIEF
                                     EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John H. Clark                                     Date:  March 24, 2001
JOHN H. CLARK
Chairman and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                                Date:  March 24, 2001
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ Cecil H. Barber                                   Date:  March 24, 2001
CECIL H. BARBER
Director

/s/ Robert M. Duggan                                  Date:  March 24, 2001
ROBERT M. DUGGAN
Director

/s/ Richard L. Moss                                   Date:  March 24, 2001
RICHARD L. MOSS
Director

/s/ Michael J. McLean                                 Date:  March 24, 2001
MICHAEL J. MCLEAN
Director

/s/ Johnny R. Slocumb                                 Date:  March 24, 2001
JOHNNY R. SLOCUMB
Director

/s/ Roy Reeves                                        Date:  March 24, 2001
ROY REEVES
Director

/s/ Lee C. Redding                                    Date:  March 24, 2001
LEE C. REDDING
Director

/s/ Violet K. Weaver                                  Date:  March 24, 2001
VIOLET K. WEAVER
Director

/s/ C. Broughton Williams                             Date:  March 24, 2001
C. BROUGHTON WILLIAMS
Director