Form 10-Q
period 2001-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2001-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2001

[   ]  Transition report under Section 13 or 15(d) of the Exchange Act.
              For the transition period from ________ to ________

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

            Class                              Outstanding At April 15, 2001
  Common Stock, $1 Par Value                             3,000,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION


                        QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 2001

                            TABLE OF CONTENTS


                                                                      PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

a. Consolidated balance sheets (unaudited) - March 31, 2001 and
   December 31, 2000.                                                    2

b. Consolidated statements of income (unaudited) - for the three
   months ended March 31, 2001 and 2000.                                 3

c. Consolidated statements of comprehensive income (unaudited) -
   for the three months ended March 31, 2001 and 2000.                   4

d. Consolidated statements of cash flows (unaudited) for the
   three months ended March 31, 2001 and 2000.                           5

e. Notes to Consolidated Financial Statements                            6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                              10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              10

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    March 31, 2001 and December 31, 2000
                                                   March 31,      December 31,
ASSETS                                               2001             2000
Cash and due from banks                         $  4,907,246     $  8,763,126
Interest-bearing deposits with banks               9,725,288        5,010,324
Federal funds sold                                 2,075,000        2,000,000

Investment securities available for sale,
 at fair value                                    29,041,233       22,637,165
Investment securities held to maturity
 (estimated fair value of $68,088,791
 and $68,797,597)                                 66,123,807       68,115,838
Total investment securities                       95,165,040       90,753,003

Loans                                            123,952,064      124,012,775
Less:  Unearned income                              (115,732)        (123,110)
Allowance for loan losses                         (1,885,419)      (1,795,192)
Loans, net                                       121,950,913      122,094,473

Premises and equipment                             5,101,402        5,183,923
Other assets                                       6,835,576        6,575,432

Total assets                                    $245,760,465     $240,380,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing                             $ 26,190,772     $ 25,970,406
NOW accounts                                      37,847,004       38,879,526
Money Market                                      19,867,555       16,357,796
Savings                                           12,084,490       12,233,796
Certificates of deposit $100,000 and over         32,040,372       30,757,406
Other time accounts                               76,799,832       75,285,880
Total deposits                                   204,830,025      199,484,810

Federal funds purchased                                    0                0
Other borrowed funds                               8,000,000        8,000,000
Long-term debt                                             0                0
Other liabilities                                  2,385,896        2,254,518
Total liabilities                                215,215,921      209,739,328

Stockholders' equity:
Common stock - par value $1; authorized
5,000,000 shares; issued 3,000,000 shares          3,000,000        3,000,000
Capital surplus                                    2,033,551        2,033,551
Retained earnings                                 29,976,163       29,513,113
Accumulated other comprehensive income               338,005           92,328
Treasury stock 536,407 shares for 2001 and
483,907 shares for 2000, at cost                  (4,803,175)      (3,998,039)
Total stockholders' equity                        30,544,544       30,640,953

Total liabilities and stockholders' equity      $245,760,465     $240,380,281

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                       For The Three Months
                                                          Ended March 31,
                                                       2001            2000
Interest income:
Interest and fees on loans                          $3,030,643      $2,810,291
Interest and dividend on securities
 available for sale                                    314,859         186,498
Interest on taxable securities
 held to maturity                                    1,005,619       1,112,197
Interest on tax exempt securities
 available for sale                                    143,488         142,910
Interest on tax exempt securities
 held to maturity                                       39,770          44,600
Interest on federal funds sold                          28,074           9,986
Interest on deposits with banks                        126,364         118,141


Total interest income                                4,688,817       4,424,623

Interest expense:
Interest on deposits                                 2,114,876       1,570,238
Interest on federal funds purchased                          0             783
Interest on other borrowings                           118,800          20,096
Interest on long-term debt                                   0         119,802

Total interest expense                               2,233,676       1,710,919

Net interest income                                  2,455,141       2,713,704
Provision for loan losses                              155,000          45,000
Net interest income after
 provision for loan losses                           2,300,141       2,668,704

Noninterest income:
Service charges on deposit accounts                    220,154         235,376
Fees for trust services                                 66,199          58,494
Income from insurance services                         259,185         267,886
Net gain on the sale of assets                             599           3,804
Other income                                           262,052         141,944
Total noninterest income                               808,189         707,504

Noninterest expense:
Salaries and employee benefits                       1,144,146       1,215,071
Occupancy expense                                      134,548         126,746
Equipment expense                                      122,993         121,786
Data processing expense                                130,649         132,182
Other operating expenses                               519,237         478,430

Total noninterest expenses                           2,051,573       2,074,215

Income before income taxes                           1,056,757       1,301,993
Provision for income taxes                             273,700         350,500
Net income                                          $  783,057      $  951,493

Earnings per share of common stock:

Net income, basic & diluted                         $     0.31      $     0.36
Dividends paid, basic & diluted                           0.13            0.13
Average shares outstanding                           2,488,976       2,635,908

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)
                                                       For The Three Months
                                                          Ended March 31,
                                                       2001            2000
Net income                                          $  783,057      $  951,493
Other comprehensive income, net of tax:

Unrealized holding gains(losses) arising
 during the period                                     372,239         125,656
Federal income tax expense                             126,561          42,723
Other comprehensive income, net of tax:                245,678          82,933

Total comprehensive income                          $1,028,735      $1,034,426

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                       For The Three Months
                                                         Ended March 31,
                                                       2001            2000
Cash flows from operating activities:
Net income                                          $  783,057      $  951,493
Adjustments to reconcile net income to
 net cash provided by operating activities:

Provision for loan losses                              155,000          45,000
Depreciation                                           127,605         133,761
Net amortization and accretion
 of investment securities                                7,117          12,933
Amortization of intangibles                             11,513          17,210
Net loss (gain) on sale and disposal of assets      (      599)    (     3,804)
Changes in:
 Other assets                                       (  250,416)    (   117,417)
 Other liabilities                                       4,816         551,610
Net cash provided by operating activities              838,093       1,590,786

Investing activities:
Proceeds from maturities of securities held
 to maturity                                         4,000,000       6,000,000
Proceeds from sale of securities
 available for sale                                     75,587          46,997
Purchase of securities held to maturity             (2,015,910)    (11,814,486)
Purchase of securities available for sale           (6,106,592)              0
Net change in other short-term investments          (   75,000)       1,635,000
Net change in loans                                 (   39,092)    ( 5,064,789)
Purchase of premises and equipment                  (   46,236)    (   595,006)
Proceeds from sales of other assets                      8,162         119,685
Net change in interest-bearing deposits with banks  (4,714,964)      3,397,505
Cash equivalents acquired from acquisition                   0     (    56,737)
Net cash used for investing activities              (8,914,045)    ( 6,331,831)

Financing activities:
Net change in deposits                               5,345,215       3,589,887
Net change in federal funds purchased and
 securities sold under repurchase agreements                 0       1,625,000
Cash dividends declared                             (  320,007)    (   342,673)
Payment for common stock                            (  805,136)    (   119,700)
Net cash required for financing activities           4,220,072       4,752,514

Increase (decrease) in cash and due from bank       (3,855,880)         11,469
Cash and due from banks - beginning of period        8,763,126       8,137,993
Cash and due from banks - end of period             $4,907,246      $8,149,462

NONCASH ITEMS:
Increase in foreclosed properties
and decrease in loans                               $    6,411      $  198,000
Unrealized gain(loss) on securities AFS             $  245,678      $   82,933

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2001, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 2001, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2001, total capital decreased $96 thousand to $30.5 million. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 12.43 percent as of March 31, 2001. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


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

                                      -7-
Comparison of Statements of Income

The Company's net income after taxes for the three month period ending March 31, 2001, was $783 thousand compared to $951 thousand for the same period in 2000, representing a decrease of $168 thousand or 17.7 percent. For the first three months of 2001, the Company earned a net income of $ .31 per share compared to $ .36 per share in 2000. This three month decline in earnings is primarily attributable to increased interest expense.

Total interest income increased $264 thousand comparing the three months ended March 31, 2001 to the same period in 2000. The majority of the increase in interest income occurred in interest and fees on loans. This increase in interest and fees on loans is primarily related to the growth of $11.9 million in average volume of loans for the first quarter of 2001 compared to the same period last year.

The total interest expense increased $523 thousand or 30.6 percent in the first quarter of 2001 compared to the same period in 2000. Over this period, the average balances on interest-bearing deposits grew more than $18.0 million or 11.4 percent. The increase in interest expense is primarily related to increases in rates on time deposits. The rate on time deposits increased 117 basis points while the rate on savings, NOWs, and money market account deposits increased 45 basis points comparing the first three months of 2001 to the same period in 2000.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the first quarter of 2001 decreased $259 thousand, or 9.5 percent, compared to the same period in 2000. Net interest income for the quarter is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's tax equivalent net interest margin was 4.63 percent and 5.50 percent during the three months ended March 31, 2001 and 2000.

Noninterest income increased $101 thousand, or 14.2 percent, for the three months ended March 31, 2001 compared to the same period a year ago. This increase was primarily attributed to income from security sales commissions.

                                      -8-
Total noninterest expenses decreased $23 thousand, or 1.1 percent, for the three months ended March 31, 2001, compared to the same period in 2000. This decrease in other noninterest expenses primarily resulted from decreased expenses in salary and employee benefits. This decrease was partially offset by increases in expenses related to carrying real estate held for debt previously contracted. Other changes in noninterest expenses resulted from growth of normal operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first three months of 2001, total assets increased $5.4 million, or nearly 2.2 percent, over December 31, 2000, and increased $16.0 million, or nearly 7.0 percent, over March 31, 2000.

The Company's loan portfolio of $124.0 million remained stable from the December 31, 2000, level of $124.0 million. Loans, the major use of funds, represent 50.4 percent of total assets.

Investment securities and other short-term investments represent 43.5 percent of total assets. Investment securities increased $4.4 million since December 31, 2000. Other short-term investments increased $4.8 million since December 31, 2000. This resulted in an overall increase in investments of $9.2 million.

Deposits, the primary source of the Company's funds, increased from $199.5 million at December 31, 2000, to $204.8 million at March 31, 2001, an increase of 2.7 percent. This growth in deposits occurred primarily in money market accounts and certificates of deposit. At March 31, 2001, total deposits represented 83.3 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.52 percent of total loans outstanding at March 31, 2001, and was
1.45 percent of total loans outstanding at December 31, 2000. Management considers the allowance for loan losses as of March 31, 2001, adequate to cover potential losses in the loan portfolio.

PART II. - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

In January of this year, the Company announced its decision to continue with its share repurchase program where it may repurchase up to 150,000 shares, or approximately 6%, of its common stock from time to time through January 31, 2002. The Board of Directors approved this common stock repurchase program in view of the strong capital position of Southwest Georgia Financial Corporation and its subsidiary, Southwest Georgia Bank.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits 27.1  -  Financial Data Schedule

     b. There have been no reports filed on Form 8-K for the quarter ended March 31, 2001.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  May 12, 2001        BY:       s/George R. Kirkland


                                     GEORGE R. KIRKLAND
                                     SENIOR VICE-PRESIDENT
                                     FINANCIAL AND ACCOUNTING OFFICER