Form 10-Q
period 2001-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2001-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 2001

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
                   Address Of Principal Executive Offices

                               (229) 985-1120
              Registrant's Telephone Number, Including Area Code

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

            Class                              Outstanding At July 15, 2001
  Common Stock, $1 Par Value                             3,000,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION


                        QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2001

                            TABLE OF CONTENTS


                                                                      PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.


  a.  Consolidated balance sheets (unaudited) - June 30,
      2001 and December 31, 2000.                                        2

  b.  Consolidated statements of income (unaudited) - for
      the six months and the three months ended
      June 30, 2001 and 2000.                                            3

  c.  Consolidated statements of comprehensive income
      (unaudited) - for the six months and the three
      months ended June 30, 2001 and 2000.                               4

  d.  Consolidated statements of cash flows (unaudited)
      for the six months ended June 30, 2001 and 2000.                   5

  e.  Notes to Consolidated Financial Statements                         6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

PART II - OTHER INFORMATION


ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS                                                      10

ITEM 6.   OTHER INFORMATION                                            11

ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K                             11

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    June 30, 2001 and December 31, 2000
                                                   June 30,      December 31,
ASSETS                                               2001             2000
Cash and due from banks                         $  6,853,263     $  8,763,126
Interest-bearing deposits with banks               1,256,189        5,010,324
Federal funds sold                                         0        2,000,000

Investment securities available for sale,
 at fair value                                    30,601,944       22,637,165
Investment securities held to maturity
 (estimated fair value of $69,155,903
 and $68,797,597)                                 67,099,407       68,115,838
Total investment securities                       97,701,351       90,753,003

Loans                                            125,277,041      124,012,775
Less:  Unearned income                               (62,881)        (123,110)
Allowance for loan losses                         (1,921,855)      (1,795,192)
Loans, net                                       123,292,305      122,094,473

Premises and equipment                             5,019,751        5,183,923
Other assets                                       6,542,280        6,575,432

Total assets                                    $240,665,139     $240,380,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing                             $ 24,363,231     $ 25,970,406
NOW accounts                                      36,477,525       38,879,526
Money Market                                      17,794,065       16,357,796
Savings                                           12,304,170       12,233,796
Certificates of deposit $100,000 and over         31,734,891       30,757,406
Other time accounts                               77,238,792       75,285,880
Total deposits                                   199,912,674      199,484,810

Federal funds purchased                                    0                0
Other borrowed funds                               8,000,000        8,000,000
Long-term debt                                             0                0
Other liabilities                                  2,244,341        2,254,518
Total liabilities                                210,157,015      209,739,328

Stockholders' equity:
Common stock - par value $1; authorized
5,000,000 shares; issued 3,000,000 shares          3,000,000        3,000,000
Capital surplus                                    2,033,551        2,033,551
Retained earnings                                 30,444,609       29,513,113
Accumulated other comprehensive income               200,599           92,328
Treasury stock 558,907 shares for 2001 and
483,907 shares for 2000, at cost                  (5,170,635)      (3,998,039)
Total stockholders' equity                        30,508,124       30,640,953

Total liabilities and stockholders' equity      $240,665,139     $240,380,281

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                       For The Three Months
                                                          Ended June 30,
                                                        2001           2000
Interest income:
Interest and fees on loans                          $3,083,734      $2,964,680
Interest and dividend on securities
 available for sale                                    386,305         185,693
Interest on taxable securities
 held to maturity                                      990,493       1,116,217
Interest on tax exempt securities
 available for sale                                    143,531         142,909
Interest on tax exempt securities
 held to maturity                                       39,748          44,600
Interest on federal funds sold                          19,410           1,435
Interest on deposits with banks                         79,113          77,385
Total interest income                                4,742,334       4,532,919

Interest expense:
Interest on deposits                                 2,005,099       1,717,843
Interest on federal funds purchased                      2,141           7,243
Interest on other borrowings                           120,120          42,300
Interest on long-term debt                                   0         119,781
Total interest expense                               2,127,360       1,887,167

Net interest income                                  2,614,974       2,645,752
Provision for loan losses                               75,000          45,000
Net interest income after
 provision for loan losses                           2,539,974       2,600,752

Noninterest income:
Service charges on deposit accounts                    236,028         239,899
Fees for trust services                                 68,905          63,410
Income from security sales                              79,808          62,766
Income from insurance services                         210,342         211,946
Net loss on the sale of assets                          (3,014)         (5,000)
Other income                                            46,733          43,390
Total noninterest income                               638,802         616,411

Noninterest expense:
Salaries and employee benefits                       1,153,996       1,223,667
Occupancy expense                                      118,280         132,094
Equipment expense                                      119,906         121,057
Data processing expense                                129,765         129,929
Other operating expenses                               634,241         546,479
Total noninterest expenses                           2,156,188       2,153,226

Income before income taxes                           1,022,588       1,063,937
Provision for income taxes                             236,800         247,900
Net income                                          $  785,788      $  816,037


Earnings per share of common stock:

Net income, basic & diluted                         $     0.32      $     0.31
Dividends paid, basic & diluted                           0.13            0.13
Average shares outstanding                           2,452,813       2,619,616

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                       For The Six Months
                                                          Ended June 30,
                                                       2001            2000
Interest income:
Interest and fees on loans                          $6,114,377      $5,774,971
Interest and dividend on securities
 available for sale                                    701,164         372,191
Interest on taxable securities
 held to maturity                                    1,996,112       2,228,414
Interest on tax exempt securities
 available for sale                                    287,019         285,819
Interest on tax exempt securities
 held to maturity                                       79,518          89,200
Interest on federal funds sold                          47,484          11,421
Interest on deposits with banks                        205,477         195,526
Total interest income                                9,431,151       8,957,542

Interest expense:
Interest on deposits                                 4,119,975       3,288,081
Interest on federal funds purchased                      2,141           8,026
Interest on other borrowings                           238,920          62,396
Interest on long-term debt                                   0         239,583
Total interest expense                               4,361,036       3,598,086

Net interest income                                  5,070,115       5,359,456
Provision for loan losses                              230,000          90,000
Net interest income after
 provision for loan losses                           4,840,115       5,269,456

Noninterest income:
Service charges on deposit accounts                    456,182         475,275
Fees for trust services                                135,104         121,904
Income from security sales                             256,915         103,371
Income from insurance services                         469,527         479,832
Net loss on the sale of assets                          (2,415)         (1,196)
Other income                                           131,678         144,729
Total noninterest income                             1,446,991       1,323,915

Noninterest expense:
Salaries and employee benefits                       2,298,142       2,438,738
Occupancy expense                                      252,828         258,840
Equipment expense                                      242,899         242,843
Data processing expense                                260,414         262,111
Other operating expenses                             1,153,478       1,024,909
Total noninterest expenses                           4,207,761       4,227,441

Income before income taxes                           2,079,345       2,365,930
Provision for income taxes                             510,500         598,400
Net income                                          $1,568,845      $1,767,530

Earnings per share of common stock:

Net income, basic & diluted                         $     0.63      $     0.67
Dividends paid, basic & diluted                           0.26            0.26
Average shares outstanding                           2,470,795       2,627,762


                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)
                                                       For The Three Months
                                                          Ended June 30,
                                                       2001            2000
Net income                                          $  785,788      $  816,037
Other comprehensive income, net of tax:

Unrealized holding gains(losses) arising
 during the period                                    (208,192)         31,669
Federal income tax expense                             (70,785)         10,767
Other comprehensive income, net of tax:               (137,407)         20,902

Total comprehensive income                          $  648,381      $  836,939




                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)
                                                       For The Six Months
                                                          Ended June 30,
                                                       2001            2000
Net income                                          $1,568,845      $1,767,530
Other comprehensive income, net of tax:

Unrealized holding gains(losses) arising
 during the period                                     164,047         157,325
Federal income tax expense                              55,776          53,491
Other comprehensive income, net of tax:                108,271         103,834

Total comprehensive income                          $1,677,116      $1,871,364

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                       For The Six Months
                                                         Ended June 30,
                                                       2001            2000
Cash flows from operating activities:
Net income                                          $1,568,845      $1,767,530
Adjustments to reconcile net income to
 net cash provided by operating activities:

Provision for loan losses                              230,000          90,000
Depreciation                                           255,210         268,668
Net amortization and accretion
 of investment securities                               18,949          21,746
Amortization of intangibles                             23,027          36,577
Net loss (gain) on sale and disposal of assets           2,414           8,788
Changes in:
 Other assets                                           26,964     (   187,256)
 Other liabilities                                  (   65,953)        280,274
Net cash provided by operating activities            2,059,456       2,286,327

Investing activities:
Proceeds from maturities of securities held
 to maturity                                         7,000,000       9,000,000
Proceeds from sale of securities
 available for sale                                    341,434          97,317
Purchase of securities held to maturity             (7,007,615)    (11,814,486)
Purchase of securities available for sale           (7,137,069)              0
Net change in other short-term investments           2,000,000       1,635,000
Net change in loans                                 (1,611,983)    (10,765,305)
Purchase of premises and equipment                  (   97,222)    (   680,377)
Proceeds from sales of other assets                    171,082         272,285
Net change in interest-bearing deposits with banks   3,754,135       3,024,837
Cash equivalents acquired from acquisition                   0     (    56,749)
Net cash used for investing activities              (2,587,238)    ( 9,287,478)

Financing activities:
Net change in deposits                                 427,864       1,241,385
Net change in federal funds purchased and
 securities sold under repurchase agreements                 0       4,960,000
Cash dividends declared                             (  637,349)    (   680,815)
Payment for common stock                            (1,172,596)    (   722,638)
Net cash required for financing activities          (1,382,081)      4,797,932

Increase (decrease) in cash and due from bank       (1,909,863)    ( 2,203,219)
Cash and due from banks - beginning of period        8,763,126       8,137,993
Cash and due from banks - end of period             $6,853,263      $5,934,774

NONCASH ITEMS:
Increase in foreclosed properties
and decrease in loans                               $  119,959      $  218,000
Unrealized gain(loss) on securities AFS             $  108,271      $  103,834

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 2001, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2001, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2001, total capital decreased $133 thousand to $30.5 million. The Company repurchased 75,000 shares of its common stock during the first six months of 2001 at an average price of $15.63 per share. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 12.68 percent as of June 30, 2001. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


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


Comparison of Statements of Income

The Company's net income after taxes for the three month period ending June 30, 2001, was $786 thousand compared to $816 thousand for the same period in 2000, representing a decrease of $30 thousand or 3.7 percent. For the first six months of 2001, the Company earned a net income of $1.569 million or $ .63 per share compared to $1.768 million or $ .67 per share in 2000.

Total interest income increased $209 thousand comparing the three months ended June 30, 2001 to the same period in 2000. For the first six months of 2001, total interest income increased $474 thousand comparing the same period in 2000. The majority of the increase in interest income occurred in interest and fees on loans. This increase in interest and fees on loans is primarily related to the growth of $9.0 million in average volume of loans for the first six months of 2001 compared to the same period last year.

The total interest expense increased $240 thousand or 12.7 percent in the second quarter of 2001 compared to the same period in 2000. The total interest expense for the six month period ending June 30, 2001, increased $763 thousand or 21.2 percent compared to the same period in 2000. Over this period, the average balances on interest-bearing deposits increased $17.4 million or 10.9 percent. The increase in interest expense is primarily related to increases in both volume and rate on interest-bearing deposits. The rate on time deposits increased 79 basis points while the rate on savings deposits increased 22 basis points comparing the first six months of 2001 to the same period in 2000.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 2001 decreased $31 thousand, or 1.2 percent, compared to the same period in 2000. Net interest income for the first six months of 2001 was $5.070 million compared to $5.359 million for the same period in 2000. Net interest income for the quarter and the six month period is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was 4.89 percent and 5.31 percent during the three months ended June 30, 2001 and 2000 and was 4.76 percent and 5.40 percent during the six months ended June 30, 2001 and 2000.

Noninterest income increased $22 thousand, or 3.6 percent, for the three months ended June 30, 2001 compared to the same period a year ago. The majority of this increase was primarily attributable to increases in security sales commission and fees for trust services partially offset by decreases in income from the service charges on deposit accounts. Noninterest income for the six months ended June 30, 2001, increased $123 thousand compared to the same period in 2000. The majority of the increase was due to increases in security sales commission and fees for trust services partially offset by decreases in service charges on deposit accounts and income from insurance services.

Total noninterest expenses increased slightly by $3 thousand for the three months ended June 30, 2001, and decreased $20 thousand for the six months ended June 30, 2001, compared to the same periods in 2000. The majority of the decrease in noninterest expense for the six month period is attributed to decreased expenses related to salary and employee benefits partially offset by increases in expenses related to carrying real estate held for debt previously contracted. Other increases in noninterest expense compared to the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first six months of 2001, total assets increased $285 thousand, or less than 1.0 percent, over December 31, 2000, and increased $10.2 million, or 4.4 percent, over June 30, 2000.

The Company's loan portfolio of $125.3 million increased 1.0 percent from the December 31, 2000, level of $124.0 million. Loans, the major use of funds, represent 52.1 percent of total assets.

Investment securities and other short-term investments represent 41.1 percent of total assets. Investment securities increased $6.9 million since December 31, 2000. Other short-term investments decreased $5.7 million since December 31, 2000. This resulted in an overall increase in investments of $1.2 million.

Deposits, the primary source of the Company's funds, slightly increased from $199.5 million at December 31, 2000, to $199.9 million at June 30, 2001. At June 30, 2001, total deposits represented 83.1 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.53 percent of total loans outstanding at June 30, 2001, compared to 1.45 percent of loans outstanding at December 31, 2000. Management considers the allowance for loan losses as of June 30, 2001, adequate to cover potential losses in the loan portfolio.

PART II. - OTHER INFORMATION


ITEM 5  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Date - May 22, 2001 - annual shareholders' meeting.

(b)  Elected the following directors:
       Cecil H. Barber       Richard L. Moss
       John H. Clark         Lee C. Redding
       G. DeWitt Drew        Roy H. Reeves
       Robert M. Duggan      Johnny R. Slocumb
       Michael J. McLean     Violet K. Weaver
       Earl D. Moore         C. Broughton Williams

     Director Emeritus:
       Albert W. Barber
       Leo T. Barber, Jr.
       Mrs. Kenneth V. Cope
       E. J. McLean, Jr.
       Jack Short
       Mrs. Hugh Turner


(c) The following matter was voted on at the annual shareholders' meeting.

                                            Number Of        Percent Of
                                            Votes Cast   Outstanding Shares
                (1)  Election Of
                      Directors              1,939,491          77.80%

                     Against                   130,845           6.32%

                     Total Shares Voted      2,070,336          84.12%


ITEM 6.  OTHER INFORMATION

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


ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

  a. There have been no reports filed on Form 8-K for the quarter ended June 30, 2001.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  July 15, 2001             BY:       s/George R. Kirkland

                                       GEORGE R. KIRKLAND
                                       SENIOR VICE-PRESIDENT
                                       FINANCIAL AND ACCOUNTING OFFICER