Form 10-Q
period 2001-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2001-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended September 30, 2001

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

            Class                              Outstanding At October 15, 2001
  Common Stock, $1 Par Value                             3,000,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION


                        QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                            TABLE OF CONTENTS


                                                                      PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.


  a.  Consolidated balance sheets (unaudited) - September 30,
      2001 and December 31, 2000.                                        2

  b.  Consolidated statements of income (unaudited) - for
      the nine months and the three months ended
      September 30, 2001 and 2000.                                       3

  c.  Consolidated statements of comprehensive income
      (unaudited) - for the nine months and the three
      months ended September 30, 2001 and 2000.                          4

  d.  Consolidated statements of cash flows (unaudited)
      for the nine months ended September 30, 2001 and 2000.             5

  e.  Notes to Consolidated Financial Statements                         6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  7

PART II - OTHER INFORMATION


ITEM 5.   OTHER INFORMATION                                             11

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                              11

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                  September 30, 2001 and December 31, 2000
                                                September 30,      December 31,
ASSETS                                              2001              2000
Cash and due from banks                         $  5,934,550     $  8,763,126
Interest-bearing deposits with banks                  57,361        5,010,324
Federal funds sold                                         0        2,000,000

Investment securities available for sale,
 at fair value                                    30,716,173       22,637,165
Investment securities held to maturity
 (estimated fair value of $66,627,345
 and $68,797,597)                                 63,512,480       68,115,838
Total investment securities                       94,228,653       90,753,003

Loans                                            123,007,035      124,012,775
Less:  Unearned income                               (62,932)        (123,110)
Allowance for loan losses                         (1,849,286)      (1,795,192)
Loans, net                                       121,094,817      122,094,473

Premises and equipment                             5,043,556        5,183,923
Other assets                                       6,482,580        6,575,432

Total assets                                    $232,841,517     $240,380,281

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing                             $ 25,034,802     $ 25,970,406
NOW accounts                                      32,098,068       38,879,526
Money Market                                      11,621,776       16,357,796
Savings                                           12,136,272       12,233,796
Certificates of deposit $100,000 and over         31,452,078       30,757,406
Other time accounts                               77,445,846       75,285,880
Total deposits                                   189,788,842      199,484,810

Federal funds purchased                            1,545,000                0
Other borrowed funds                               8,000,000        8,000,000
Long-term debt                                             0                0
Other liabilities                                  2,510,956        2,254,518
Total liabilities                                201,844,798      209,739,328

Stockholders' equity:
Common stock - par value $1; authorized
5,000,000 shares; issued 3,000,000 shares          3,000,000        3,000,000
Capital surplus                                    2,033,551        2,033,551
Retained earnings                                 30,951,413       29,513,113
Accumulated other comprehensive income               515,995           92,328
Treasury stock 579,907 shares for 2001 and
483,907 shares for 2000, at cost                  (5,504,240)      (3,998,039)
Total stockholders' equity                        30,996,719       30,640,953

Total liabilities and stockholders' equity      $232,841,517     $240,380,281

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                       For The Three Months
                                                        Ended September 30,
                                                        2001           2000
Interest income:
Interest and fees on loans                          $2,941,534      $3,154,183
Interest and dividend on securities
 available for sale                                    386,438         184,938
Interest on taxable securities
 held to maturity                                      968,670       1,060,485
Interest on tax exempt securities
 available for sale                                    143,426         142,910
Interest on tax exempt securities
 held to maturity                                       35,764          41,352
Interest on federal funds sold                               0           3,098
Interest on deposits with banks                         10,034         145,435
Total interest income                                4,485,866       4,732,401

Interest expense:
Interest on deposits                                 1,796,589       1,851,132
Interest on federal funds purchased                      6,029          10,157
Interest on other borrowings                           125,333          93,358
Interest on long-term debt                                   0         122,107
Total interest expense                               1,927,951       2,076,754

Net interest income                                  2,557,915       2,655,647
Provision for loan losses                               75,000          55,000
Net interest income after
 provision for loan losses                           2,482,915       2,600,647

Noninterest income:
Service charges on deposit accounts                    247,814         240,143
Fees for trust services                                 71,050          65,537
Income from security sales                              90,485          33,287
Income from insurance services                         210,620         210,909
Net gain on the sale of assets                           6,601           6,157
Net (loss) on the sale of securities                         0          (3,059)
Other income                                            36,750          53,898
Total noninterest income                               663,320         606,872

Noninterest expense:
Salaries and employee benefits                       1,190,348       1,191,379
Occupancy expense                                      128,205         143,666
Equipment expense                                      120,234         123,783
Data processing expense                                142,579         131,642
Other operating expenses                               551,252         538,426
Total noninterest expenses                           2,132,618       2,128,896

Income before income taxes                           1,013,617       1,078,623
Provision for income taxes                             192,200         244,700
Net income                                          $  821,417      $  833,923


Earnings per share of common stock:

Net income, basic & diluted                         $     0.34      $     0.33
Dividends paid, basic & diluted                           0.13            0.13
Average shares outstanding                           2,431,104       2,582,289

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                       For The nine Months
                                                       Ended September 30,
                                                       2001            2000
Interest income:
Interest and fees on loans                         $ 9,055,911     $ 8,929,154
Interest and dividend on securities
 available for sale                                  1,087,602         557,129
Interest on taxable securities
 held to maturity                                    2,964,782       3,288,899
Interest on tax exempt securities
 available for sale                                    430,445         428,729
Interest on tax exempt securities
 held to maturity                                      115,282         130,552
Interest on federal funds sold                          47,484          14,519
Interest on deposits with banks                        215,511         340,961
Total interest income                               13,917,017      13,689,943

Interest expense:
Interest on deposits                                 5,916,564       5,139,213
Interest on federal funds purchased                      8,170          18,183
Interest on other borrowings                           364,253         155,754
Interest on long-term debt                                   0         361,690
Total interest expense                               6,288,987       5,674,840

Net interest income                                  7,628,030       8,015,103
Provision for loan losses                              305,000         145,000
Net interest income after
 provision for loan losses                           7,323,030       7,870,103

Noninterest income:
Service charges on deposit accounts                    703,996         715,418
Fees for trust services                                206,154         187,441
Income from security sales                             347,400         136,658
Income from insurance services                         680,147         690,741
Net gain on the sale of assets                           4,186           4,961
Net (loss) on the sale of securities                         0          (3,059)
Other income                                           168,428         198,627
Total noninterest income                             2,110,311       1,930,787

Noninterest expense:
Salaries and employee benefits                       3,488,490       3,630,117
Occupancy expense                                      381,033         402,506
Equipment expense                                      363,133         366,626
Data processing expense                                402,993         393,753
Other operating expenses                             1,704,730       1,563,335
Total noninterest expenses                           6,340,379       6,356,337

Income before income taxes                           3,092,962       3,444,553
Provision for income taxes                             702,700         843,100
Net income                                         $ 2,390,262     $ 2,601,453

Earnings per share of common stock:

Net income, basic & diluted                        $      0.97     $      1.00
Dividends paid, basic & diluted                           0.39            0.39
Average shares outstanding                           2,457,419       2,612,494


                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)
                                                       For The Three Months
                                                        Ended September 30,
                                                       2001            2000
Net income                                          $  821,417      $  833,923
Other comprehensive income, net of tax:

Unrealized holding gains(losses) arising
 during the period                                     477,872         234,178
Federal income tax expense                             162,476          79,621
Other comprehensive income, net of tax:                315,396         154,557

Total comprehensive income                          $1,136,813      $  988,480




                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)
                                                        For The Nine Months
                                                        Ended September 30,
                                                       2001             2000
Net income                                          $2,390,262      $2,601,453
Other comprehensive income, net of tax:

Unrealized holding gains(losses) arising
 during the period                                     641,919         391,503
Federal income tax expense                             218,252         133,111
Other comprehensive income, net of tax:                423,667         258,392

Total comprehensive income                          $2,813,929      $2,859,845

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                       For The Nine Months
                                                         Ended September 30,
                                                       2001            2000
Cash flows from operating activities:
Net income                                         $ 2,390,262     $ 2,601,453
Adjustments to reconcile net income to
 net cash provided by operating activities:

Provision for loan losses                              305,000         145,000
Depreciation                                           382,815         403,575
Net amortization and accretion
 of investment securities                               31,183          23,972
Amortization of intangibles                             34,540          58,179
Net loss (gain) on sale and disposal of assets     (     4,187)          5,193
Changes in:
 Other assets                                           21,166     (    90,253)
 Other liabilities                                      38,186         517,431
Net cash provided by operating activities            3,198,965       3,664,550

Investing activities:
Proceeds from maturities of securities held
 to maturity                                        10,580,000      10,475,000
Proceeds from maturities of securities
 available for sale                                    699,768         153,439
Proceeds from sale of securities
 available for sale                                          0       3,009,515
Purchase of securities held to maturity            ( 7,007,615)    (11,814,486)
Purchase of securities available for sale          ( 7,137,069)              0
Net change in other short-term investments           2,000,000     (   365,000)
Net change in loans                                    491,913     (12,083,826)
Purchase of premises and equipment                 (   248,633)    (   723,545)
Proceeds from sales of other assets                    250,262         297,285
Net change in interest-bearing deposits with banks   4,952,963     ( 7,781,494)
Cash equivalents acquired from acquisition                   0     (    56,749)
Net cash used for investing activities               4,581,589     (18,889,861)

Financing activities:
Net change in deposits                             ( 9,695,968)     12,804,995
Net change in federal funds purchased                1,545,000       3,500,000
Cash dividends declared                            (   951,961)    ( 1,013,497)
Payment for common stock                           ( 1,506,201)    ( 1,417,444)
Net cash required for financing activities         (10,609,130)     13,874,054

Decrease in cash and due from bank                 ( 2,828,576)    ( 1,351,257)
Cash and due from banks - beginning of period        8,763,126       8,137,993
Cash and due from banks - end of period            $ 5,934,550     $ 6,786,736

NONCASH ITEMS:
Increase in foreclosed properties
and decrease in loans                              $   158,358     $   218,000
Unrealized gain on securities available for sale   $   423,667     $   258,392

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2001, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 2001, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2001, total capital increased $356 thousand to $31.0 million. The Company repurchased 96,000 shares of its common stock during the first nine months of 2001 at an average price of $15.69 per share. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equityto-asset ratio of 13.31 percent as of September 30, 2001. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


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


Comparison of Statements of Income

The Company's net income after taxes for the three month period ending September 30, 2001, was $821 thousand compared to $834 thousand for the same period in 2000, representing a decrease of $13 thousand or 1.5 percent. For the first nine months of 2001, the Company earned a net income of $2.390 million or $ .97 per share compared to $2.601 million or $
1.00 per share in 2000.

Quarterly total interest income decreased $247 thousand comparing the three months ended September 30, 2001 to the same period in 2000. The decrease for the three month period is the result of decreases in interest and fees on loans and in interest on deposits with banks partially offset by increases in interest and dividends on securities. However, for the first nine months of 2001, total interest income increased $227 thousand comparing the same period in 2000. The increase in interest income occurred in interest and fees on loans and in interest and dividends on securities partially offset by a decrease in interest on deposits with banks. This increase in interest from loans and securities is primarily related to the growth of $6.6 million in average volume of loans and $5.8 million in average volume of securities for the first nine months of 2001 compared to the same period last year.

Quarterly total interest expense decreased $149 thousand or 7.2 percent in the third quarter of 2001 compared to the same period in 2000. However, the total interest expense for the nine month period ending September 30, 2001, increased $614 thousand or 10.8 percent compared to the same period in 2000. Over this period, the average balances on interest-bearing deposits increased $13.8 million or 8.6 percent. The increase in interest expense is primarily related to increases in both volume and rate on interest-bearing deposits. The rate on time deposits increased 37 basis points while the rate on savings deposits increased 4 basis points comparing the first nine months of 2001 to the same period in 2000.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 2001 decreased $98 thousand, or 3.7 percent, compared to the same period in 2000. Net interest income for the first nine months of 2001 was $7.628 million compared to $8.015 million for the same period in 2000. Net interest income for the quarter and the nine month period is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was 4.94 percent and5.17 percent during the three months ended September 30, 2001 and 2000 and was 4.82 percent and
5.32 percent during the nine months ended September 30, 2001 and 2000.

Noninterest income increased $56 thousand, or 9.3 percent, for the three months ended September 30, 2001 compared to the same period a year ago. The majority of this increase was primarily attributable to increases in security sales commission. Noninterest income for the nine months ended September 30, 2001, increased $180 thousand compared to the same period in 2000. The majority of the increase was due to increases in security sales commission and fees for trust services partially offset by decreases in service charges on deposit accounts and income from insurance services.

Total noninterest expenses increased slightly by $4 thousand for the three months ended September 30, 2001, and decreased $16 thousand for the nine months ended September 30, 2001, compared to the same periods in 2000. The majority of the decrease in noninterest expense for the nine month period is attributed to decreased expenses related to salary and employee benefits partially offset by increases in expenses related to carrying real estate held for debt previously contracted. Other increases in noninterest expense compared to the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first nine months of 2001, total assets decreased $7.5 million, or 3.1 percent, over December 31, 2000, and decreased $8.0 million, or 3.3 percent, from September 30, 2000.

The Company's loan portfolio of $123.0 million decreased less than 1.0 percent from the December 31, 2000, level of $124.0 million. Loans, the major use of funds, represent 52.8 percent of total assets.

Investment securities and other short-term investments represent 40.5 percent of total assets. Investment securities increased $3.5 million since December 31, 2000. Other short-term investments decreased $6.9 million since December 31, 2000. This resulted in an overall decrease in investments of $3.4 million.

Deposits, the primary source of the Company's funds, decreased from $199.5 million at December 31, 2000, to $189.8 million at September 30, 2001. At September 30, 2001, total deposits represented 81.5 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.50 percent of total loans outstanding at September 30, 2001, compared to 1.45 percent of loans outstanding at December 31, 2000. Management considers the allowance for loan losses as of September 30, 2001, adequate to cover potential losses in the loan portfolio.

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

a. There have been no reports filed on Form 8-K for the quarter ended September 30, 2001.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                     SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  November 08, 2001             BY:  s/George R. Kirkland

                                     GEORGE R. KIRKLAND
                                     SENIOR VICE-PRESIDENT
                                     FINANCIAL AND ACCOUNTING OFFICER