Form 10-K
period 2001-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2002-04-02
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C.  20549
                                  FORM 10-K

(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001 or,
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from _______ to _______.

                   Commission file number    0-20099

                SOUTHWEST GEORGIA FINANCIAL CORPORATION
        (Exact Name of Registrant as specified in its charter)
           Georgia                                   58-1392259
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
 incorporation or organization)

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

     YES       X                                       NO

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Aggregate market value of voting stock held by nonaffiliates of the Registrant as of March 8, 2002: $29,967,906 based on 1,762,818 shares at the price of $17.00 per share.

As of March 24, 2002, 3,000,000 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2001, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the 2002 annual meeting of shareholders, filed with the Commission, and Annual Report to Shareholders for the fiscal year ended December 31, 2001, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into
Part III.

PART I

Item 1 - Business

Southwest Georgia Financial Corporation (the "Registrant") is a Georgia bank holding company organized in 1980, which acquired 100% of the outstanding shares of Southwest Georgia Bank (the "Bank"), formerly known as Moultrie National Bank, in 1981. The Registrant's primary business is providing banking services to individuals and businesses principally in Colquitt County, Baker County, Thomas County, and the surrounding counties of southwest Georgia through the Bank, its only subsidiary. In December of 2001, the Bank acquired the remaining 50 percent of the common stock of Empire Financial Services, Inc. (the "Empire"), a commercial mortgage banking firm. The Bank acquired half of the common stock of Empire in May 1997 and owned the firm jointly until the fourth quarter of 2001. The Bank commenced operations as a national banking association in 1928.
Currently, it is an FDIC insured, state-chartered Federal Reserve member bank.

The Registrant's executive office is located at 201 First Street, S. E., Moultrie, Georgia 31768, and its telephone number is (229) 985-1120.

All references herein to the Registrant include Southwest Georgia
Financial Corporation and the Bank unless the context indicates a different meaning.

General

The Registrant is a registered bank holding company. All of the Registrant's activities are currently conducted by the Bank. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust department that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. The Bank operates Southwest Georgia Insurance Services, an insurance agency that offers property and casualty insurance, life, health, and disability insurance. Also, the Bank owns Empire Financial Services, Inc., a commercial mortgage banking firm that offers commercial mortgage banking services.

Markets

The Registrant conducts banking activities in Colquitt, Baker, and Thomas Counties and the surrounding counties of Georgia. Agriculture plays an important part in the Colquitt, Baker, and Thomas County economy. Colquitt and Thomas County grow a large portion of Georgia's produce crops, including turnips, cabbage, sweet potatoes, and squash. Also, Colquitt and

Thomas County are home to producers of tobacco, peanuts, cotton, and pork. Manufacturing firms employ a large number of Colquitt and Thomas County residents. Apparel, lumber and wood products, and textile manufacturers are located in the Colquitt and Thomas County area. Baker County's major crops are cotton and peanuts. The remaining major employers are service industries and retail stores. Approximately 41,000 persons reside in Colquitt County while 3,600 and 43,000 persons reside in Baker and Thomas Counties, respectively. The Bank's subsidiary, Empire Financial Services, Inc., provides mortgage banking services which includes underwriting, construction, and long-term financing of commercial properties throughout the Southeastern United States.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2001, the Registrant's deposit base, totaling $192,900,586 consisted of $25,760,282 in noninterest-bearing demand deposits (13.35 percent of total deposits), $50,903,767 in interest-bearing demand deposits including money market accounts (26.39 percent of total deposits), $12,270,166 in savings deposits (6.36 percent of total deposits), $75,754,615 in time deposits in amounts less than $100,000 (39.27 percent of total deposits), and $28,211,756 in time deposits of $100,000 or more (14.63 percent of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations; and both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2001, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 8.2%, 82.6% and 9.2%, respectively, of the Bank's total loan portfolio.

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

The Loan Committee (the "Committee") of the Bank's Board of Directors is responsible for approving and monitoring the loan policy and providing guidance and counsel to all lending personnel. The Committee also approves all extensions of credit over $100,000. The Committee is composed of the Chief Executive Officer, President, and other executive officers of the Bank, as well as certain Bank Directors.

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

Employees

The Bank has 109 full-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good. None of the Bank's executive officers, except Mr. Clark, is employed pursuant to any employment contract. See Exhibit 10.3, which is incorporated herein by reference.

Competition

The banking business is highly competitive. The Bank competes with six other depository institutions in Colquitt County. There are no other competing depository institutions in Baker County. There are no other depository institutions in Pavo, Georgia, but there are other financial institutions within Thomas County. The Bank also competes with other financial service organizations located outside Colquitt, Baker, and Thomas Counties, including brokers, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, changes in the laws applicable to banks, savings and loan associations, and other financial institutions and the increased competition from investment bankers, brokers, and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates. See "Supervision and Regulation."

At December 31, 2001, the Registrant's total consolidated deposits and assets were $192,900,586 and $234,844,448, respectively. The Registrant's bank subsidiary is ranked as the largest among seven depository institutions in Colquitt County, Georgia.

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

The Bank is a state chartered bank regulated by the Department of Banking and Finance (the "DBF") and the Federal Reserve Bank of Atlanta. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF unless such bank meets all the following requirements:

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

The payment of dividends by the Registrant and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. At December 31, 2001, retained earnings totaled $21.8 million of which $10.5 million has been appropriated in order for the Bank to provide adequate lending limits for a single borrower. The remaining $11.3 million of retained earnings are available from the Bank to pay dividends. For 2001 the Registrant's cash dividend payout to stockholders was 39.7% of net income.

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

Capital Adequacy

The Federal Reserve has risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures, as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum standard of total capital (as defined) to risk-rated assets of eight percent (8%); (2) a minimum Tier One Capital (as defined) to risk-rated assets of four percent (4%); and (3) a minimum stockholders' equity to risk-based assets of four percent (4%). In addition, the Federal Reserve has established a minimum of three percent (3%) leverage ratio of Tier One Capital to total assets (4 percent for all but the most highly rated banks). "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries, and certain perpetual preferred stock less certain intangibles. The Federal Reserve uses the leverage ratio in tandem with the risk-based ratio to assess capital adequacy of banks and bank holding companies. The FDIC, the Office of Comptroller of Currency ("OCC"), and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on the Registrant's capital requirements.

The Federal Reserve has adopted regulations implementing the prompt corrective action provisions of the 1991 Act which place financial institutions in the following five categories based upon capitalization ratios: (1) A "well capitalized" institution has a total risk-based capital ratio of at least 10 percent, a Tier One risk-based ratio of at least 6 percent, and a leverage ratio of at least 5 percent; (2) An "adequately capitalized" institution has a total risk-based ratio of at least 8 percent, a Tier One risk-based ratio of at least 4 percent, and a leverage ratio of at least 4 percent; (3) An "undercapitalized" institution has a total risk-based capital ratio of under 8 percent, a Tier One risk-based capital ratio of under 4 percent, or a leverage ratio of under 4 percent; (4) A "significantly undercapitalized" institution has a total risk-based capital ratio of under 6 percent, a Tier One risk-based ratio of under 3 percent, or a leverage ratio of under 3 percent; and (5) A "critically undercapitalized" institution has a leverage ratio of 2 percent or less. Any institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank at December 31, 2001, would be considered to be a "well capitalized" institution if solely viewed on the basis of capital ratios.

Executive Officers Of The Registrant

Executive officers are elected by the Board of Directors annually in May and hold office until the following May unless they resign or are removed from office by the Board of Directors.

The executive officers of the Registrant and their ages, positions with the Registrant, and terms of office as of January 31, 2002, are as follows:

                                                             Officer Of The
Name (Age)                    Principal Position            Registrant Since
John H. Clark          Chief Executive Officer and Chairman            1980
(64)                   of the Registrant and Bank

DeWitt Drew            Chief Operating Officer and President           1999
(45)                   of the Registrant and Bank

John J. Cole, Jr.      Senior Vice President of the                    1984
 (51)                  Registrant and Senior Vice President
                       and Cashier of the Bank

George R. Kirkland     Senior Vice President and Treasurer             1991
 (51)                  of the Registrant and Senior Vice
                       President and Comptroller of the Bank

C. Wallace Sansbury    Senior Vice President of the Registrant         1996
(59)                   and Bank

Randall L. Webb, Jr.   Senior Vice President of the Registrant         1994
(53)                   and Bank

Geraldine A. Ferrone   Senior Vice President of the Registrant         1995
(55)                   and Bank

J. Larry Blanton       Senior Vice President of the Registrant         2000
(55)                   and Bank

Susan T. Whittle       Senior Vice President of the Registrant         2001
(43)                   and Bank

Judy M. Owens          Vice President of the Registrant                1993
 (57)                  and Bank

Robert M. Carlton, Jr. Vice President of the Registrant                1995
(60)                   and Bank

Peggy C. Weeks         Vice President and Secretary of the             1997
(64)                   Registrant and Bank

Executive Officers Of The Registrant, Continued

                                                             Officer Of The
Name (Age)                    Principal Position            Registrant Since

Richard E. Holland     Vice President of the Registrant                1998
(56)                   and Bank

Barbara P. Hall        Vice President of the Registrant                1999
(52)                   and Bank

Hiller M. Gammage, Jr. Vice President of the Registrant                2000
(71)                   and Bank

G. Larry Kirkland      Vice President of the Registrant                2000
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

Mr. Drew became Chief Operating Officer and President of both the Bank and the Registrant in 2001. Previously he had been Executive Vice President of the Bank and Registrant since 1999 and he had been Senior Vice
President and Loan Administrator at Citizens Bank in Russellville, Alabama since 1993.

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

Executive Officers Of The Registrant, continued

Mr. Webb became Senior Vice President of the Bank and Registrant in 1997. Previously, he had been Vice President of the Bank and Registrant since 1994 and Assistant Vice President of the Bank since 1984.

Mrs. Ferrone became Senior Vice President in 2000 and Vice President of the Bank and Registrant in 1995. Previously, she had been Assistant Vice President of the Bank since 1988.

Mr. Blanton became Senior Vice President of the Bank and Registrant in 2001. Previously, he has served as Vice President of the Bank and Registrant since 2000 and in various other positions with the bank since 1999. Also, he had been an agent with Moultrie Insurance Agency since 1993.

Mrs. Whittle became Senior Vice President of the Bank and the Registrant in 2001. Previously, she had been Senior Vice President and Senior Lender at Citizens Bank in Russellville, Alabama since 1999. Also, she had been First Vice President and District Executive at Citizens Bank since 1995.

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

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

Average Balance Sheets and Net Interest Income Analysis

Condensed average balance sheets for the years indicated are presented below:

                                               Year Ended December 31, 2001
                                                  Average
                                                  Balance  Interest   Rate
                                                   (Thousands Of Dollars)
ASSETS
Cash and due from banks                          $  6,424  $    -      - %

Earning assets:
Interest-bearing deposits                           4,478      225   5.02%
Loans, net (a) (b) (c)                            121,787   11,751   9.65%
Taxable investment securities
 held to maturity                                  77,313    4,742   6.13%
Nontaxable investment securities
 held to maturity (c)                               3,481      226   6.49%
Nontaxable investment securities
 available for sale (c)                            12,702      866   6.82%
Other  investment securities
 available for sale                                 1,159       76   6.56%
Federal funds sold and securities
 purchased with agreements to resell                  965       48   4.97%

Total earning assets                              221,885   17,934   8.08%
Premises and equipment                              5,080
Other assets                                        6,539

Total assets                                     $239,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                  $ 26,647  $    -      - %

Interest-bearing liabilities:
Savings deposits                                   63,403    1,359   2.14%
Time deposits                                     108,477    6,072   5.60%
Federal funds purchased and securities
sold under agreements to repurchase                   324       11   3.40%
Other borrowings                                    8,131      484   5.95%

Total interest-bearing liabilities                180,335    7,926   4.40%
Other liabilities                                   2,253

Total liabilities                                 209,235

Common stock                                        3,000
Surplus                                             2,034
Retained earnings                                  30,751
Less treasury stock                              (  5,092)

Total shareholders' equity                         30,693

Total liabilities and shareholders' equity       $239,928

Net interest income and margin                             $10,008   4.51%

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials, Continued

Average Balance Sheets and Net Interest Income Analysis, Continued

Condensed average balance sheets for the years indicated are presented below:

                                               Year Ended December 31, 2000
                                                  Average
                                                  Balance  Interest  Rate
                                                  (Thousands Of Dollars)
ASSETS
Cash and due from banks                          $  6,111  $    -      - %

Earning assets:
Interest-bearing deposits                           8,649      552   6.38%
Loans, net (a) (b) (c)                            116,899   11,990  10.26%
Taxable investment securities
 held to maturity                                  70,819    4,472   6.31%
Nontaxable investment securities
 held to maturity (c)                               4,001      258   6.45%

Nontaxable investment securities
 available for sale (c)                            11,952      866   7.25%
Other  investment securities
 available for sale                                 1,908      819  42.92%
Federal funds sold and securities
 purchased with agreements to resell                  682       47   6.89%

Total earning assets                              214,910   19,004   8.84%
Premises and equipment                              4,719
Other assets                                        6,790

Total assets                                     $232,530

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                  $ 27,286  $    -      - %

Interest-bearing liabilities:
Savings deposits                                   61,411    1,485   2.42%
Time deposits                                     100,177    5,686   5.68%
Federal funds purchased and securities
 sold under agreements to repurchase                  270       18   6.67%
Other borrowings                                   11,127      705   6.34%

Total interest-bearing liabilities                172,985    7,894   4.56%
Other liabilities                                   1,928

Total liabilities                                 202,199

Common stock                                        3,000
Surplus                                             1,997
Retained earnings                                  28,105
Less treasury stock                              (  2,771)

Total shareholders' equity                         30,331

Total liabilities and shareholders' equity       $232,530

Net interest income and margin                             $11,110   5.17%

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials, Continued

Average Balance Sheets and Net Interest Income Analysis, Continued

                                               Year Ended December 31, 1999
                                                  Average
                                                  Balance  Interest  Rate
                                                  (Thousands Of Dollars)
ASSETS
Cash and due from banks                          $  6,357  $    -      - %

Earning assets:
Interest-bearing deposits                          11,894      595   5.00%
Loans, net (a) (b) (c)                            111,198   11,734  10.55%

Taxable investment securities
 held to maturity                                  68,148    4,231   6.21%
Nontaxable investment securities
 held to maturity (c)                               3,307      207   6.26%
Nontaxable investment securities
 available for sale (c)                            10,757      750   6.97%
Other  investment securities
 available for sale                                 1,977      970  49.06%
Federal funds sold and securities
 purchased with agreements to resell                1,683       80   4.75%

Total earning assets                              208,964   18,567   8.89%
Premises and equipment                              4,579
Other assets                                        5,161

Total assets                                     $225,061

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                                  $ 25,387  $    -      - %

Interest-bearing liabilities:
Savings deposits                                   60,135    1,231   2.05%
Time deposits                                      99,183    4,944   4.98%
Federal funds purchased and securities
 sold under agreements to repurchase                  174       10   5.75%
Other borrowings                                    9,500      565   5.95%

Total interest-bearing liabilities                168,992    6,750   3.99%
Other liabilities                                   2,017

Total liabilities                                 196,396

Common stock                                        3,000
Surplus                                             1,901
Retained earnings                                  25,968
Less treasury stock                              (  2,204)

Total shareholders' equity                         28,665

Total liabilities and shareholders' equity       $225,061

Net interest income and margin                             $11,817   5.66%

Interest Rates

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees as follows (in thousands): 2001 - $498, 2000 - $550, and 1999 - $556.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 2001, 2000, and 1999.
                                  -14-
Interest Differentials

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

                                                                  (a)
                                                                 Due To
                                                Increase       Changes In
                                 2001    2000  (Decrease)    Volume     Rate
                                            (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits     $   225  $   552  $(   327)  $(   227)  $(   100)
Loans, net (b)                 11,751   11,990   (   239)       569    (   808)
Taxable investment
 securities held to maturity    4,742    4,472       270        391    (   121)
Nontaxable investment
 securities held to
 maturity (b)                     226      258   (    32)   (    34)         2
Nontaxable investment
 securities available
 for sale (b)                     866      866         0          0          0
Other securities available
 for sale                          76      819   (   743)   (   235)   (   508)
Federal funds sold and
 securities purchased
 under agreements to resell        48       47         1          1          0

Total interest income          17,934   19,004   ( 1,070)       465    ( 1,535)

Interest paid on:
Savings deposits                1,359    1,485   (   126)        49    (   175)
Time deposits                   6,072    5,686       386        465    (    79)
Federal funds purchased
 and securities sold under
 agreements to repurchase          11       18   (     7)         6    (    13)
Other borrowings                  484      705   (   221)   (   180)   (    41)

Total interest expense          7,926    7,894        32        340    (   308)

Net interest earnings         $10,008  $11,110  $( 1,102)  $    125   $( 1,227)

                                  -15-
Interest Differentials, Continued

                                                                  (a)
                                                                 Due To
                                                Increase       Changes In
                                 2000    1999  (Decrease)    Volume     Rate
                                            (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits     $   552  $   595  $(    43)  $(   184)  $    141
Loans, net (b)                 11,990   11,734       256        551    (   295)
Taxable investment
 securities held to maturity    4,472    4,231       241        171         70
Nontaxable investment
 securities held to
 maturity (b)                     258      207        51         45          6

Nontaxable investment
 securities available
 for sale (b)                     866      750       116         85         31
Other securities available
 for sale                         819      970   (   151)   (    33)   (   118)
Federal funds sold and
 securities purchased
 under agreements to resell        47       80   (    33)   (   132)        99

Total interest income          19,004   18,567       437        503    (    66)

Interest paid on:
Savings deposits                1,485    1,231       254        272         27
Time deposits                   5,686    4,944       742        506         92
Federal funds purchased
 and securities sold under
 agreements to repurchase          18       10         8          6          2
Other borrowings                  705      565       140        101         39

Total interest expense          7,894    6,750     1,144        184        960

Net interest earnings         $11,110  $11,817  $(   707)  $    319   $( 1,026)

                                  -16-
Interest Differentials, Continued

                                                                  (a)
                                                                 Due To
                                                 Increase      Changes In
                                 1999    1998   (Decrease)   Volume     Rate
                                            (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits     $   595  $   472  $    123   $    149   $(    26)
Loans, net (b)                 11,734   12,466   (   732)   (   283)   (   449)
Taxable investment
 securities held to maturity    4,231    4,604   (   373)   (   308)   (    65)
Nontaxable investment
 securities held to
 maturity (b)                     207       53       154        156    (     2)
Nontaxable investment
 securities available
 for sale (b)                     750      149       601        602    (     1)
Other securities available
 for sale                         970      721       249    (    47)       296
Federal funds sold and
 securities purchased
 under agreements to resell        80      114   (    34)   (    22)   (    12)

Total interest income          18,567   18,579   (    12)       247    (   259)

Interest paid on:
Savings deposits                1,231    1,560   (   329)   (    25)   (   304)
Time deposits                   4,944    5,399   (   455)       131    (   586)
Federal funds purchased
 and securities sold under
 agreements to repurchase          10       26   (    16)   (    19)         3
Other borrowings                  565      571   (     6)        -     (     6)

Total interest expense          6,750    7,556   (   806)        87    (   893)

Net interest earnings         $11,817  $11,023  $    794   $    160   $    634




(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 2001, 2000, and 1999 in adjusting interest on nontaxable loans and securities to a fully taxable basis.
                                  -17-
Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                                Year Ended December 31,
                                            2001          2000          1999
                                                (Thousands Of Dollars)
Securities held to maturity:
U. S. Treasury and other
U. S. Government Agencies                $ 55,478      $ 62,477      $ 64,704
State and municipal                         4,995         5,639         6,174

Total securities held to maturity        $ 60,473      $ 68,116      $ 70,878

Securities available for sale:
Equity securities                        $  1,537      $  2,284      $  2,277
U. S. Government Agencies                   9,313         6,034             0
State and municipal                        12,468        12,651        11,778
Mortgage backed                             4,594         1,668         1,834

Total securities available for sale      $ 27,912      $ 22,637      $ 15,889

The following table shows the maturities of debt securities at December 31, 2001, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

                                           MATURITY
                                   After One      After Five
                     Within        But Within     But Within         After
                    One Year       Five Years      Ten Years       Ten Years

                  Amount Yield   Amount  Yield   Amount  Yield   Amount  Yield
                                     (Thousands Of Dollars)
Debt Securities:
U. S. Treasury
 and other U. S.
 Government
 Agencies         $7,048  5.96%  $48,697  6.08%  $ 9,047  6.49%  $    -     -

State and
 municipal           410  6.72%    3,200  6.50%    4,125  6.63%    9,728  7.06%
Mortgage
 backed               -     - %      778  5.33%      657  6.91%    3,158  6.38%

Total             $7,458  6.00%  $52,675  6.09%  $13,829  6.94%  $12,886  6.89%

Investment Portfolio, continued

The calculation of weighted average yields is based on the cost and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2001 and 2000, securities carried at approximately $27,318,000 and $39,945,000, respectively, were pledged to secure public and trust deposits as required by law.


Loan Portfolio

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to type of loan.

                                         Year Ended December 31,
                               2001      2000      1999      1998      1997
                                          (Thousands Of Dollars)
Commercial, financial
 and agricultural           $ 11,142  $ 16,871  $ 19,144  $ 15,490  $ 17,076
Real estate - mortgage       100,453    95,959    80,558    88,767    90,111
Other                             35        91       176       150       448
Installment                    9,979    11,092    10,870    11,219    12,052
Total loans                  121,609   124,013   110,748   115,626   119,687
Less:
Unearned income                   60       123       129       128       143
Allowance for loan losses      1,883     1,795     1,944     2,003     1,999

Net loans                   $119,666  $122,095  $108,675  $113,495  $117,545

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the distribution of the commercial, financial and agricultural loan portfolio, excluding real estate mortgage and consumer loans at December 31, 2001.

                                                Commercial,
                                               Financial and
                                                Agricultural
                                           (Thousands Of Dollars)
Distribution of loans which are due:
In one year or less                              $  7,995
After one year but within five years                2,613
After five years                                      534

Total                                            $ 11,142
                                  -19-
Loan Maturities and Sensitivity to Changes in Interest Rates, Continued

The following table shows, for the selected loans above due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2001.

                             Loans With
                           Predetermined     Loans With
                               Rates       Floating Rates       Total
                                       (Thousands Of Dollars)
Commercial, financial
and agricultural              $  577          $ 2,570          $ 3,147

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

                   Nonaccrual  Past-Due  Renegotiated    Potential
                     Loans      Loans       Loans      Problem Loans   Total
                                    (Thousands Of Dollars)
December 31, 2001   $   424    $   178     $     0        $    52     $   654
December 31, 2000   $   742    $ 1,402     $     0        $ 1,464     $ 3,608
December 31, 1999   $   858    $   488     $     0        $   287     $ 1,633
December 31, 1998   $ 1,806    $   281     $     0        $   289     $ 2,376
December 31, 1997   $    96    $   385     $     0        $   211     $   692

The Registrant follows a policy of continuing to accrue interest on consumer and bank card loans that are contractually past due up to the time of charging the loan amount against the allowance for loan losses.

                                 -20-
Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

                                         Year Ended December 31,
                               2001      2000      1999      1998      1997
                                         (Thousands Of Dollars)
Average amount of net
loans outstanding           $121,787  $116,899  $111,198  $113,820  $117,029

Amount of allowance for
 loan losses at beginning
 of period                  $  1,795  $  1,944  $  2,003  $  1,999  $  2,009
Amount of loans charged
 off during period:
Commercial, financial and
 agricultural                     69       360       174       201        69
Real estate - mortgage            18        27        13        37        11
Installment                      261       112       123       127       234

Total loans charged off          348       499       310       365       314

Amount of recoveries
 during period:
Commercial, financial, and
 agricultural                     18        81         9        31        26
Real estate - mortgage             2         5         4         2         0
Installment                       36        44        58        56        48

Total loans recovered             56       130        71        89        74

Net loans charged off
 during period                   292       369       239       276       240
Additions to allowance for
 loan losses charged to
 operating expense
 during period                   380       220       180       280       230

Amount of allowance for
 loan losses at end
 of period                  $  1,883  $  1,795  $  1,944  $  2,003  $  1,999

Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                     .24%      .32%      .21%      .24%      .21%

The allowance is based upon management's analysis of the portfolio under current and expected economic conditions. This analysis includes a study of loss experience, a review of delinquencies, and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. Based on the above factors, management considers the current allowance to be adequate.
                                  -21-
Allocation of Allowance For Loan Losses

Management has allocated the allowance for loan losses within the categories of loans set forth in the table below according to amounts deemed reasonably necessary to provide for possible losses. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below.

                   December 31, 2001    December 31, 2000    December 31, 1999
                              Percent             Percent              Percent
                                Of                  Of                   Of
                             Loans In             Loans In             Loans In
    Category      Allocation Category  Allocation Category  Allocation Category
                                      (Thousands Of Dollars)
Domestic:
Commercial,
 financial
 and agricultural  $   173     9.2%      $   244    13.6%      $   336    17.3%
Real estate -
 mortgage            1,555    82.6%        1,389    77.4%        1,413    72.7%
Installment            155     8.2%          162     9.0%          195    10.0%

Total              $ 1,883   100.0%      $ 1,795   100.0%      $ 1,944   100.0%

                   December 31, 1998    December 31, 1997
                              Percent             Percent
                                Of                  Of
                             Loans In             Loans In
    Category      Allocation Category  Allocation Category
                         (Thousands Of Dollars)
Domestic:
Commercial,
 financial
 and agricultural  $   268    13.4%      $   271    13.6%
Real estate -
 mortgage            1,538    76.8%        1,523    76.2%
Installment            197     9.8%          205    10.2%

Total              $ 2,003   100.0%      $ 1,999   100.0%

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

                                  -22-
Deposits

The average amounts of deposits for the last three years are presented below.

                                    Year Ended December 31,
                                 2001        2000          1999
                                   (Thousands Of Dollars)
Domestic Bank Offices

Noninterest-bearing
 demand deposits             $  26,647    $  27,286     $  25,387

NOW accounts                    34,998       36,009        37,091
Money market deposit
 accounts                       16,262       12,272         8,858
Savings                         12,143       13,130        14,186
Time deposits                  108,477      100,177        99,183

Total interest-bearing         171,880      161,588       159,318

Total average deposits       $ 198,527    $ 188,874     $ 184,705

The maturity of certificates of $100,000 or more as of December 31, 2001, are presented below.


                                    (Thousands Of Dollars)

3 months or less                           $ 10,463
Over 3 months through 6 months                7,067
Over 6 months through 12 months               8,770
Over 12 months                                1,912
Total outstanding                          $ 28,212
                                  -23-
Return On Equity And Assets

Certain financial ratios are presented below.

                                   Year Ended December 31,
                                 2001        2000        1999
Return on average assets         1.34%       1.44%       1.69%

Return on average equity        10.49%      11.08%      13.26%

Dividend payout ratio
 (dividends declared
 divided by net income)         39.30%      39.91%      33.60%

Average equity to average
 assets ratio                   12.79%      13.04%      12.74%

Item 2 - Property

The executive offices of the Registrant and the main banking office of the Bank are located in a 19,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. A 5,000 square foot building was renovated for the Bank's Operations Center located at 10 Second Avenue, Moultrie, Georgia.

The Trust and Investment Division is located in an 11,000 square foot office building located at 25 Second Avenue, Moultrie, Georgia. A vacant building located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia, was renovated for the Bank's Administrative Services Division offices, training and meeting rooms, record storage, and the drive-thru teller facility. The Registrant occupies a 4,400 square foot Baker County branch banking office located at the intersection of Highways 91 and 200, Newton, Georgia. The Registrant acquired a 3,900 square foot Bank of Pavo branch banking office located at 1102 West Harris Street, Pavo, Georgia. The Registrant acquired the ownership of McLaughlin, Edwards, and Robison, Inc. d/b/a Moultrie Insurance Agency which is located in Moultrie, Georgia. The insurance agency was merged into Southwest Georgia Insurance Services which is a division of Southwest Georgia Bank. The Registrant purchased the 5,600 square-foot insurance agency building located at 501 South Main Street, Moultrie, Georgia. In the fourth quarter of 2001, the Bank purchased the remaining stock in Empire Financial Services, Inc., a mortgage banking firm. The Bank had previously held a 50 percent interest in Empire. Empire operates from its headquarters located at 121 Executive Parkway, Milledgeville, Georgia. All of these facilities are adequate for present operations.

All the buildings and land, which include parking and ten drive-in teller stations, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in the Baker County branch office and the Bank of Pavo branch office, and one additional automated teller machine located in Doerun, Georgia. These automated teller machines are linked to the STAR network of automated teller machines.
                                  -24-
Item 3 - Legal Proceedings

There are no material pending legal proceedings to which the Registrant or the Bank is a party or to which any of their property is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2001 for a vote of the security holders through the solicitation of proxies or otherwise.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
Matters

Market for common equity and related stockholder matters appear under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 18 of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 6 - Selected Financial Data

Five years of selected financial data appears on page 9 and 10 of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 11 through 18 of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference. For further information about the Registrant, see Selected Statistical Information on pages 13 - 25 of this report on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Management's quantitative and qualitative information about market risk appears under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 17 through 18 of the Registrant's 2001 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

The report of independent auditors, the consolidated financial statements, and notes to the consolidated financial statements on pages 19 through 40 of the Registrant's 2001 Annual Report to Shareholders are incorporated herein by reference.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the Registrant's two most recent fiscal years, the Registrant did not change accountants and had no disagreement with its accountants on any matter of accounting principles or practices or financial statement disclosure.
PART III

Item 10 - Directors and Executive Officers of the Registrant

The information contained under the heading "Information About Nominees For Director" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 28, 2002, filed with the Commission, is incorporated herein by reference. Information on Form 10-K relating to the executive officers of the Registrant is included in Item 1 of this report.

Item 11 - Executive Compensation

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 28, 2002, filed with the Commission, is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Voting Securities and Principal Holders" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 28, 2002, filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Registrant's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Registrant have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

Item 13 - Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 28, 2002, filed with the Commission, is incorporated herein by reference.
Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10.4 Directors' and Executive Officers' Stock Purchase Plan of the Registrant dated March 18, 1992 (included as Exhibit 10.7 to the Registrant's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).*

10.5 Advances, specific collateral pledged, and security agreement between the Federal Home Loan Bank of Atlanta and the Bank dated
      January 27, 1992, and confirmation of credit services transaction for new money advances in the amount of $4,000,000 dated February 10, 1992, $2,500,000 dated
      September 4, 1992, and $1,500,000 dated September 8, 1992
      (included as Exhibit 10.10 to the Registrant's Form 10-
      KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).

10.6a Supplemental Retirement Plan of the Registrant dated December 21,
      1994 (included as Exhibit 10.11 to the Registrant's Form
      10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*
                                  -27-
Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued


Exhibit
Number            Description Of Exhibit

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

13 Southwest Georgia Financial Corporation Annual Report to Shareholders for the fiscal year ended December 31, 2001. With the exception of information expressly incorporated herein, the 2001 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

22 Subsidiaries of the Registrant (included as Exhibit 22 to the Registrant's Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

23.1  Consent of Draffin & Tucker, LLP.

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

b. No reports on Form 8-K were filed by the Registrant during the fourth quarter of 2001.
                                  -29-
                       Exhibit Index
Exhibit
Number         Description Of Exhibit                         Page Number

13    Southwest Georgia Financial Corporation Annual              34
      Report to Shareholders for the fiscal year ended
      December 31, 2001. With the exception of information expressly incorporated herein, the
      2001 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

23.1  Consent of Draffin & Tucker, LLP.                           65

                                 -30-
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Southwest Georgia Financial Corporation
(Registrant)

Date:March 27, 2002                                  By:/s/ John H. Clark
                                                        JOHN H. CLARK
                                                        CHAIRMAN AND CHIEF
                                                        EXECUTIVE OFFICER


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ John H. Clark                                        Date:  March 27, 2002
JOHN H. CLARK
Chairman and Chief Executive Officer
[Principal Executive Officer]

/s/ DeWitt Drew                                          Date:  March 27, 2002
DEWITT DREW
President and Chief Operating Officer
[Principal Executive Officer]

/s/ George R. Kirkland                                   Date:  March 27, 2002
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]
                                  -31-
SIGNATURES, Continued

/s/ Cecil H. Barber                                      Date:  March 27, 2002
CECIL H. BARBER
Director

/s/ Robert M. Duggan                                     Date:  March 27, 2002
ROBERT M. DUGGAN
Director

/s/ Michael J. McLean                                    Date:  March 27, 2002
MICHAEL J. MCLEAN
Director

/s/ Earl D. Moore                                        Date:  March 27, 2002
EARL D. MOORE
Director

/s/ Richard L. Moss                                      Date:  March 27, 2002
RICHARD L. MOSS
Director

/s/ Lee C. Redding                                       Date:  March 27, 2002
LEE C. REDDING
Director

/s/ Roy Reeves                                           Date:  March 27, 2002
ROY REEVES
Director

/s/ Johnny R. Slocumb                                    Date:  March 27, 2002
JOHNNY R. SLOCUMB
Director

/s/ Violet K. Weaver                                     Date:  March 27, 2002
VIOLET K. WEAVER
Director

/s/ C. Broughton Williams                                Date:  March 27, 2002
C. BROUGHTON WILLIAMS
Director