Form 10-Q
period 2002-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2002-05-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended March 31, 2002

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

            Class                              Outstanding At April 15, 2002
  Common Stock, $1 Par Value                             3,000,000

                  SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED MARCH 31, 2002

                              TABLE OF CONTENTS
                                                                         PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

a.  Consolidated balance sheets (unaudited) - March 31, 2002 and
    December 31, 2001.                                                       2

b.  Consolidated statements of income (unaudited) - for the three months
    ended March 31, 2002 and 2001.                                           3

c.  Consolidated statements of comprehensive income (unaudited) - for the
    three months ended March 31, 2002 and 2001.                              4

d.  Consolidated statements of cash flows (unaudited) for the three months
    ended March 31, 2002 and 2001.                                           5

e.  Notes to Consolidated Financial Statements                               6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      7

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION                                                 10

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  10

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    March 31, 2002 and December 31, 2000
                                                  March 31,       December 31,
ASSETS                                              2002              2001
Cash and due from banks                         $ 10,309,898     $  9,211,645
Interest-bearing deposits with banks               1,659,789        1,143,211
Federal funds sold                                   500,000        1,130,000
Investment securities available for sale,
 at fair value                                    32,194,894       27,911,564
Investment securities held to maturity
 (estimated fair value of $62,309,000
 and $63,019,613)                                 60,459,424       60,472,774
Total investment securities                       92,654,318       88,384,338

Loans                                            117,680,512      121,608,690
Less:  Unearned income                               (63,691)         (59,798)
Allowance for loan losses                         (1,964,455)      (1,883,171)
Loans, net                                       115,652,366      119,665,721

Premises and equipment                             5,490,537        5,536,152
Foreclosed assets, net                             2,899,953        3,545,388
Other assets                                       6,175,628        6,227,993

Total assets                                    $235,342,489     $234,844,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing                             $ 28,492,082     $ 25,760,282
NOW accounts                                      34,894,888       36,565,701
Money Market                                      16,204,768       14,338,066
Savings                                           15,777,029       12,270,166
Certificates of deposit $100,000 and over         25,638,533       28,211,756
Other time accounts                               71,861,134       75,754,615
Total deposits                                   192,868,434      192,900,586

Federal funds purchased                                    0                0
Other borrowed funds                               4,800,000        4,800,000
Long-term debt                                     3,567,689        3,391,511
Other liabilities                                  2,936,301        2,795,245
Total liabilities                                204,172,424      203,887,342

Stockholders' equity:
Common stock - par value $1; authorized
5,000,000 shares; issued 3,000,000 shares          3,000,000        3,000,000
Capital surplus                                    2,033,551        2,033,551
Retained earnings                                 31,986,184       31,466,690
Accumulated other comprehensive income                90,240          161,400
Treasury stock 606,407 shares for 2002 and
592,407 shares for 2001, at cost                  (5,939,910)      (5,704,535)
Total stockholders' equity                        31,170,065       30,957,106

Total liabilities and stockholders' equity      $235,342,489     $234,844,448

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                       For The Three Months
                                                          Ended March 31,
                                                        2002           2001
Interest income:
Interest and fees on loans                          $2,512,561      $3,030,643
Interest and dividend on securities
 available for sale                                    238,950         314,859
Interest on taxable securities
 held to maturity                                      872,099       1,005,619
Interest on tax exempt securities
 available for sale                                    143,538         143,488
Interest on tax exempt securities
 held to maturity                                       33,720          39,770
Interest on federal funds sold                           6,019          28,074
Interest on deposits with banks                         12,773         126,364
Total interest income                                3,819,660       4,688,817

Interest expense:
Interest on deposits                                 1,173,197       2,114,876
Interest on federal funds purchased                          0               0
Interest on other borrowings                            28,938         118,800
Interest on long-term debt                              30,444               0
Total interest expense                               1,232,579       2,233,676

Net interest income                                  2,587,081       2,455,141
Provision for loan losses                              150,000         155,000
Net interest income after
 provision for loan losses                           2,437,081       2,300,141

Noninterest income:
Service charges on deposit accounts                    240,587         220,154
Income from trust services                              50,828          66,199
Income from security sales                              87,066         177,107
Income from insurance services                         239,234         259,185
Income from mortgage banking services                  627,052           4,676
Net gain(loss) on disposition of assets                 40,715             599
Other income                                            78,035          80,269
Total noninterest income                             1,363,517         808,189

Noninterest expense:
Salaries and employee benefits                       1,615,157       1,144,146
Occupancy expense                                      132,487         134,548
Equipment expense                                      115,823         122,993
Data processing expense                                136,177         130,649
Other operating expenses                               637,060         519,237
Total noninterest expenses                           2,636,704       2,051,573

Income before income taxes                           1,163,894       1,056,757
Provision for income taxes                             333,234         273,700
Net income                                          $  830,660      $  783,057


Earnings per share of common stock:

Net income, basic & diluted                         $     0.35      $     0.31
Dividends paid, basic & diluted                           0.13            0.13
Average shares outstanding                           2,399,587       2,488,976

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)
                                                       For The Three Months
                                                          Ended March 31,
                                                       2002            2001
Net income                                          $  830,660      $  783,057
Other comprehensive income, net of tax:

Unrealized holding gains(losses) arising
 during the period                                    (107,818)        372,239
Federal income tax expense                             (36,658)        126,561
Other comprehensive income, net of tax:                (71,160)        245,678

Total comprehensive income                          $  759,500      $1,028,735

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                       For The three Months
                                                          Ended March 31,
                                                       2002            2001
Cash flows from operating activities:
Net income                                         $   830,660     $   783,057
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses                              150,000         155,000
Depreciation                                           127,164         127,605
Net amortization and accretion
 of investment securities                               12,420           7,117
Amortization of intangibles                             80,981          11,513
Net loss (gain) on sale and disposal of assets     (    40,715)    (       599)
Changes in:
 Other assets                                      (   444,102)    (   250,416)
 Other liabilities                                     177,714           4,816
Net cash provided by operating activities              894,122         838,093

Investing activities:
Proceeds from maturities of securities held
 to maturity                                         2,000,000       4,000,000
Proceeds from maturities of securities
 available for sale                                    576,020               0
Proceeds from sale of securities
 available for sale                                          0          75,587
Purchase of securities held to maturity            ( 1,993,750)    ( 2,015,910)
Purchase of securities available for sale          ( 4,972,487)    ( 6,106,592)
Net change in other short-term investments             630,000     (    75,000)
Net change in loans                                  3,713,351     (    39,092)
Purchase of premises and equipment                 (    81,548)    (    46,236)
Proceeds from sales of other assets                  1,251,639           8,162
Net change in interest-bearing deposits with banks (   516,578)    ( 4,714,964)
Payment for business acquisition                             0               0
Net cash provided(used) for investing activities       606,647     ( 8,914,045)

Financing activities:
Net change in deposits                             (    32,152)      5,345,215
Increase in long-term borrowings                       176,178               0
Cash dividends declared                            (   311,167)    (   320,007)
Payment for common stock                           (   235,375)    (   805,136)
Net cash provided(used) for financing activities   (   402,516)      4,220,072

Increase(decrease) in cash and due from banks        1,098,253     ( 3,855,880)
Cash and due from banks - beginning of period        9,211,645       8,763,126
Cash and due from banks - end of period            $10,309,898     $ 4,907,246

NONCASH ITEMS:
Increase in foreclosed properties
and decrease in loans                              $   150,004     $     6,411
Unrealized gain(loss) on securities
available for sale                                 $   (71,160)    $   245,678

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

The liquidity and capital resources of the Company are monitored on a periodic basis by State and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2002, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At March 31, 2002, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2002, total capital increased $213 thousand to $31.2 million. The Company repurchased 14,000 shares of its common stock during the first three months of 2002 at an average price of $16.81 per share. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.24 percent as of March 31, 2002. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


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


Comparison of Statements of Income

The Company's net income after taxes for the three month period ending March 31, 2002, was $831 thousand compared to $783 thousand for the same period in 2001, representing an increase of $48 thousand or 6.1 percent.

Total interest income decreased $869 thousand comparing the three months ended March 31, 2002 to the same period in 2001. The decrease for the three month period is the result of decreases in interest and fees on loans, interest on deposits with banks, and in interest and dividends on securities. This decrease in interest income is primarily related to a decrease in loan rates and in average volume of loans. The average yield on loans decreased 142 basis points comparing March 31, 2002 to March 31, 2001. Since the first of 2001, the prime rate has decreased 450 basis points to 4.75 percent and the Company's base rate had dropped from 9 to 6.25 percent. The average volume of loans decreased $4.7 million compared to the same period last year.

The total interest expense decreased $1.0 million or 44.8 percent in the first quarter of 2002 compared to the same period in 2001. Over this period, the average balances on interest-bearing deposits decreased $10.1 million or 5.7 percent. The decrease in interest expense is primarily related to decreases in the rate on interest-bearing deposits. The rate on time deposits decreased 236 basis points while the rate on savings deposits decreased 141 basis points comparing the first three months of 2002 to the same period in 2001.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the first quarter of 2002 increased $132 thousand, or 5.4 percent, compared to the same period in 2001. Net interest income for the first three months of 2002 was $2.587 million compared to $2.455 million for the same period in 2001.
Net interest income for the quarter is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was 5.10 percent and 4.63 percent during the three months ended March 31, 2002 and 2001.

Noninterest income increased $555 thousand, or 68.7 percent, for the three months ended March 31, 2002 compared to the same period a year ago. The majority of this increase was primarily attributable to increases in income from mortgage banking services. Income from mortgage banking services was $627 thousand in the first quarter of 2002. The inclusion of income from mortgage banking services in noninterest income was due to the acquisition of the remaining 50 percent of the common stock of Empire Financial Services, Inc., a commercial mortgage banking firm located in Milledgeville, Georgia. The Company had acquired half of the outstanding shares of Empire in 1997 and owned a fifty percent interest in Empire until the fourth quarter of 2001.

Due to acquiring all of Empire's stock, the Company changed its method of accounting for Empire. Prior to the acquisition of all the Empire common stock, the investment in Empire was accounted for by using the cost method and dividends received were included in interest and dividends income. This increase in noninterest income was partially offset by a $90 thousand decrease in income from security sales comparing the first quarter of 2002 to the same period in 2001.

Total noninterest expenses increased by $585 thousand for the three months ended March 31, 2002. The majority, $471 thousand, of this increase in noninterest expense was attributable to the expenses relating to the Empire operations for the first quarter. Excluding Empire's operating expenses, noninterest expenses for the first quarter of 2002 increased $114 thousand compared to the same period in 2001. Primarily, this increase occurred in salary and employee benefits. Other increases in noninterest expense compared to the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first three months of 2002, total assets increased $498 thousand, or 0.2 percent, from December 31, 2001, and decreased $10.4 million, or 4.2 percent, from March 31, 2001.

The Company's loan portfolio of $117.7 million decreased 3.2 percent from the December 31, 2001, level of $121.6 million. Loans, the major use of funds, represent 50.0 percent of total assets.

Investment securities and other short-term investments represent 40.3 percent of total assets. Investment securities increased $4.3 million since December 31, 2001. Other short-term investments decreased $113 thousand since December 31, 2001. This resulted in an overall increase in investments of $4.2 million.

Deposits, the primary source of the Company's funds, remained stable at $192.9 million comparing total deposits on March 31, 2002 to December 31, 2001. On March 31, 2002, total deposits represented 81.9 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.67 percent of total loans outstanding on March 31, 2002, compared to 1.55 percent of loans outstanding on December 31, 2001. Management considers the allowance for loan losses as of March 31, 2002, adequate to cover potential losses in the loan portfolio.

PART II. - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

In January of this year, the Company announced its decision to continue with its share repurchase program where it may repurchase up to 150,000 shares, or approximately 6%, of its common stock from time to time through January 31, 2003. The Board of Directors approved this common stock repurchase program in view of the strong capital position of Southwest Georgia Financial Corporation and its subsidiary, Southwest Georgia Bank.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. There have been no reports filed on Form 8-K for the quarter ended March 31, 2002.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       SOUTHWEST GEORGIA FINANCIAL CORPORATION


Date:  May 02, 2002                    BY:       s/George R. Kirkland

                                              GEORGE R. KIRKLAND
                                              SENIOR VICE-PRESIDENT
                                              FINANCIAL AND ACCOUNTING OFFICER