Form 10-Q
period 2002-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2002-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended June 30, 2002

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

            Class                              Outstanding At July 15, 2002
  Common Stock, $1 Par Value                             3,000,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 2002

                              TABLE OF CONTENTS
                                                                        PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

a.  Consolidated balance sheets (unaudited) - June 30, 2002
    and December 31, 2001.                                                   2

b.  Consolidated statements of income (unaudited) - for the six
    months and the three months ended June 30, 2002 and 2001.                3

c   Consolidated statements of comprehensive income (unaudited) - for
    the six months and the three months ended June 30, 2002 and 2001.        4

d.  Consolidated statements of cash flows (unaudited) for the six
    months ended June 30, 2002 and 2001.                                     5

e.  Notes to Consolidated Financial Statements                               6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       7

ITEM 3.  QUANTITATIVE AND QUALITITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                  10


PART II - OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               12

ITEM 5.   OTHER INFORMATION                                                 13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  13

SIGNATURE                                                                   14

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                    June 30, 2002 and December 31, 2001
                                                  June 30,        December 31,
ASSETS                                              2002              2001
Cash and due from banks                         $  7,540,540     $  9,211,645
Interest-bearing deposits with banks               1,863,484        1,143,211
Federal funds sold                                 2,000,000        1,130,000
Investment securities available for sale,
 at fair value                                    32,375,616       27,911,564
Investment securities held to maturity
 (estimated fair value of $65,388,572
 and $63,019,613)                                 62,540,046       60,472,774
Total investment securities                       94,915,662       88,384,338

Loans                                            113,519,036      121,608,690
Less:  Unearned income                               (55,276)         (59,798)
Allowance for loan losses                         (2,006,490)      (1,883,171)
Loans, net                                       111,457,270      119,665,721

Premises and equipment                             5,569,294        5,536,152
Foreclosed assets, net                             2,176,383        3,545,388
Other assets                                       6,308,820        6,227,993

Total assets                                    $231,831,453     $234,844,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing                             $ 25,323,685     $ 25,760,282
NOW accounts                                      31,673,026       36,565,701
Money Market                                      16,384,149       14,338,066
Savings                                           16,176,961       12,270,166
Certificates of deposit $100,000 and over         23,659,026       28,211,756
Other time accounts                               73,004,639       75,754,615
Total deposits                                   186,221,486      192,900,586

Federal funds purchased                                    0                0
Other borrowed funds                               2,400,000        4,800,000
Long-term debt                                     8,563,780        3,391,511
Other liabilities                                  2,457,587        2,795,245
Total liabilities                                199,642,853      203,887,342

Stockholders' equity:
Common stock - par value $1; authorized
5,000,000 shares; issued 3,000,000 shares          3,000,000        3,000,000
Capital surplus                                    2,033,551        2,033,551
Retained earnings                                 32,577,455       31,466,690
Accumulated other comprehensive income               716,389          161,400
Treasury stock 617,407 shares for 2002 and
592,407 shares for 2001, at cost                  (6,138,795)      (5,704,535)
Total stockholders' equity                        32,188,600       30,957,106

Total liabilities and stockholders' equity      $231,831,453     $234,844,448

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                       For The Three Months
                                                          Ended June 30,
                                                        2002           2001
Interest income:
Interest and fees on loans                          $2,322,390      $3,083,734
Interest and dividend on securities
 available for sale                                    258,214         386,305
Interest on taxable securities
 held to maturity                                      941,572         990,493
Interest on tax exempt securities
 available for sale                                    143,547         143,531
Interest on tax exempt securities
 held to maturity                                       33,721          39,748
Interest on federal funds sold                           2,878          19,410
Interest on deposits with banks                         10,568          79,113
Total interest income                                3,712,890       4,742,334

Interest expense:
Interest on deposits                                 1,028,772       2,005,099
Interest on federal funds purchased                      1,670           2,141
Interest on other borrowings                            25,472         120,120
Interest on long-term debt                              89,653               0
Total interest expense                               1,145,567       2,127,360

Net interest income                                  2,567,323       2,614,974
Provision for loan losses                              105,000          75,000
Net interest income after
 provision for loan losses                           2,462,323       2,539,974

Noninterest income:
Service charges on deposit accounts                    265,333         236,028
Income from trust services                              50,004          68,905
Income from security sales                              59,011          79,808
Income from insurance services                         219,341         210,342
Income from mortgage banking services                  867,091             842
Net gain(loss) on disposition of assets              ( 286,200)      (   3,014)
Net gain(loss) on sale of securities                   121,270               0
Other income                                            38,963          45,891
Total noninterest income                             1,334,813         638,802

Noninterest expense:
Salaries and employee benefits                       1,544,994       1,153,996
Occupancy expense                                      127,674         118,280
Equipment expense                                      119,060         119,906
Data processing expense                                138,824         129,765
Other operating expenses                               649,559         634,241
Total noninterest expenses                           2,580,111       2,156,188

Income before income taxes                           1,217,025       1,022,588
Provision for income taxes                             316,145         236,800
Net income                                          $  900,880      $  785,788


Earnings per share of common stock:
Net income, basic & diluted                         $     0.37      $     0.32
Dividends paid, basic & diluted                           0.13            0.13
Average shares outstanding                           2,388,170       2,452,813

                                      -3-

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                        For The Six Months
                                                          Ended June 30,
                                                        2002           2001
Interest income:
Interest and fees on loans                          $4,834,951      $6,114,377
Interest and dividend on securities
 available for sale                                    497,164         701,164
Interest on taxable securities
 held to maturity                                    1,813,671       1,996,112
Interest on tax exempt securities
 available for sale                                    287,085         287,019
Interest on tax exempt securities
 held to maturity                                       67,441          79,518
Interest on federal funds sold                           8,897          47,484
Interest on deposits with banks                         23,341         205,477
Total interest income                                7,532,550       9,431,151

Interest expense:
Interest on deposits                                 2,201,969       4,119,975
Interest on federal funds purchased                      1,670           2,141
Interest on other borrowings                            54,410         238,920
Interest on long-term debt                             120,097               0
Total interest expense                               2,378,146       4,361,036

Net interest income                                  5,154,404       5,070,115
Provision for loan losses                              255,000         230,000
Net interest income after
 provision for loan losses                           4,899,404       4,840,115

Noninterest income:
Service charges on deposit accounts                    505,920         456,182
Income from trust services                             100,832         135,104
Income from security sales                             146,077         256,915
Income from insurance services                         458,575         469,527
Income from mortgage banking services                1,494,143           5,518
Net gain(loss) on disposition of assets              ( 245,485)      (   2,415)
Net gain(loss) on sale of securities                   121,270               0
Other income                                           116,998         126,160
Total noninterest income                             2,698,330       1,446,991

Noninterest expense:
Salaries and employee benefits                       3,160,151       2,298,142
Occupancy expense                                      260,161         252,828
Equipment expense                                      234,883         242,899
Data processing expense                                275,001         260,414
Other operating expenses                             1,286,619       1,153,478
Total noninterest expenses                           5,216,815       4,207,761

Income before income taxes                           2,380,919       2,079,345
Provision for income taxes                             649,379         510,500
Net income                                          $1,731,540      $1,568,845


Earnings per share of common stock:
Net income, basic & diluted                         $     0.72      $     0.63
Dividends paid, basic & diluted                           0.26            0.26
Average shares outstanding                           2,393,847       2,470,795


                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)
                                                       For The Three Months
                                                          Ended June 30,
                                                       2002            2001
Net income                                          $  900,880      $  785,788
Other comprehensive income, net of tax:

Unrealized holding gains(losses) arising
 during the period                                     948,709        (208,192)
Federal income tax expense                             322,561        ( 70,785)
Other comprehensive income, net of tax:                626,148        (137,407)

Total comprehensive income                          $1,527,028      $  648,381




                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)
                                                        For The Six Months
                                                          Ended June 30,
                                                       2002            2001
Net income                                          $1,731,540      $1,568,845
Other comprehensive income, net of tax:

Unrealized holding gains(losses) arising
 during the period                                     840,892         164,047
Federal income tax expense                             285,903          55,776
Other comprehensive income, net of tax:                554,989         108,271

Total comprehensive income                          $2,286,529      $1,677,116

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                        For The Six Months
                                                          Ended June 30,
                                                       2002            2001
Cash flows from operating activities:
Net income                                         $ 1,731,540     $ 1,568,845
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses                              255,000         230,000
Depreciation                                           254,327         255,210
Net amortization and accretion
 of investment securities                               21,772          18,949
Amortization of intangibles                            161,963          23,027
Net loss (gain) on sale and disposal of assets         129,015           2,414
Changes in:
 Other assets                                      (   675,933)         26,964
 Other liabilities                                 (   623,561)    (    65,953)
Net cash provided by operating activities            1,254,123       2,059,456

Investing activities:
Proceeds from maturities of securities held
 to maturity                                         8,000,000       7,000,000
Proceeds from maturities of securities
 available for sale                                  1,977,370         341,434
Proceeds from sale of securities
 available for sale                                    483,270               0
Purchase of securities held to maturity            (10,079,712)    ( 7,007,615)
Purchase of securities available for sale          ( 5,971,862)    ( 7,137,069)
Net change in other short-term investments         (   870,000)      2,000,000
Net change in loans                                  7,734,504     ( 1,611,983)
Purchase of premises and equipment                 (   287,469)    (    97,222)
Proceeds from sales of other assets                  1,770,939         171,082
Net change in interest-bearing deposits with banks (   720,273)      3,754,135
Net cash provided(used) for investing activities     2,036,767     ( 2,587,238)

Financing activities:
Net change in deposits                             ( 6,679,100)        427,864
Net change in short-term borrowings                ( 2,400,000)              0
Increase in long-term borrowings                     5,172,269               0
Cash dividends declared                            (   620,904)    (   637,349)
Payment for common stock                           (   434,260)    ( 1,172,596)
Net cash provided(used) for financing activities   ( 4,961,995)    ( 1,382,081)

Increase(decrease) in cash and due from banks      ( 1,671,105)    ( 1,909,863)
Cash and due from banks - beginning of period        9,211,645       8,763,126
Cash and due from banks - end of period            $ 7,540,540     $ 6,853,263

NONCASH ITEMS:
Increase in foreclosed properties
and decrease in loans                              $   218,947     $   119,959
Unrealized gain(loss) on securities
available for sale                                 $   554,989     $   108,271

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 2002, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2002, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2002, total capital increased $1.2 million to

$32.2 million. The Company repurchased 25,000 shares of its common stock during the first six months of 2002 at an average price of $17.37 per share. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.88 percent as of June 30, 2002. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


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


Business Consolidation

In the fourth quarter of 2001, the Company's subsidiary, Southwest Georgia Bank (the "Bank"), acquired the remaining 50 percent of the common stock of Empire Financial Services, Inc. ("Empire"), a commercial mortgage banking firm located in Milledgeville, Georgia. The Bank had acquired half of the outstanding common stock of Empire in 1997 and owned a fifty percent interest in Empire until the fourth quarter of 2001. Due to acquiring all of Empire stock, the Bank changed its method of accounting for Empire. Prior to the acquisition of all of the Empire common stock, the investment in Empire was accounted for by using the cost method and dividends received were included in interest and dividends income. In the fourth quarter of 2001 Empire's operations were consolidated with the Company's operations.


Comparison of Statements of Income

The Company's net income after taxes for the three month period ending June 30, 2002, was $901 thousand compared to $786 thousand for the same period in 2001, representing an increase of $115 thousand or 14.6 percent. For the first six months of 2002, the Company earned a net income of $1.732 million or $ .72 per share compared to $1.569 million or $.63 per share in 2001.

Total interest income decreased $1.029 million comparing the three months ended June 30, 2002 to the same period in 2001. For the first six months of 2002, total interest income decreased $1.899 million comparing the same period in 2001. The decrease for the six month period is the result of decreases in interest and fees on loans, interest on deposits with banks, and in interest and dividends on securities. This decrease in interest income is primarily related to a decrease in loan rates and in average volume of loans. The average yield on loans decreased 173 basis points comparing the six month period to the same period in 2001. Since the first of 2001, the prime rate has decreased 450 basis points to 4.75 percent and the Company's base rate had dropped from 9 to 6.25 percent. For the six month period, the average volume of loans decreased $5.7 million compared to the same period last year.

The total interest expense decreased $982 thousand or 46.2 percent in the second quarter of 2002 compared to the same period in 2001. The total interest expense for the six month period ending June 30, 2002, decreased $1.983 million or 45.5 percent compared to the same period in 2001. Over this period, the average balances on interest-bearing deposits decreased $12.0 million or 6.8 percent. The decrease in interest expense is primarily related to decreases in the rate on interest-bearing deposits. The rate on time deposits decreased 245 basis points while the rate on savings deposits decreased 124 basis points comparing the first six months of 2002 to the same period in 2001.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 2002 decreased $48 thousand, or 1.8 percent, compared to the same period in 2001. Net interest income for the first six months of 2002 was $5.154 million compared to $5.070 million for the same period in 2001. If Empire's operations as mentioned above were consolidated during these periods in 2001, net interest income would have reflected increases of $87 thousand for the second quarter and $186 thousand for the six month period when comparing 2002 to 2001. Net interest income for the quarter is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was 4.96 percent and 4.89 percent during the second quarter of 2002 and 2001, respectively, and was 5.03 percent and 4.76 percent during the six months ended June 30, 2002 and 2001.

Noninterest income increased $696 thousand, or 109.0 percent, for the three months ended June 30, 2002 compared to the same period a year ago. Noninterest income for the six months ended June 30, 2002, increased $1.251 million compared to the same period in 2001. The majority of this increase was primarily attributable to increases in income from mortgage banking services. Income from mortgage banking services was $867 thousand in the second quarter of 2002 and was $1.494 million for the first six months of 2002. The inclusion of income from mortgage banking services in noninterest income was due to the acquisition of the remaining 50 percent of the common stock of Empire as mentioned above. Also, during the second quarter the Company incurred a $121 thousand gain on the sale of equity securities. This second quarter increase in noninterest income was partially offset by a $286 thousand loss on disposition of assets.

Total noninterest expenses increased by $424 thousand for the three months ended June 30, 2002 and increased $1.009 million for the six months ended June 30, 2002 compared to the same periods in 2001. The majority, $444 and $910 thousand, of this increase in noninterest expense was attributable to the expenses relating to the Empire operations for the second quarter and the six month period, respectively. Excluding Empire's operating expenses, noninterest expenses for the six month period of 2002 increased $99 thousand compared to the same period in 2001. Primarily, this increase occurred in salary and employee benefits and partially offset by a reduction in expenses related to carrying real estate held for debt previously contracted. Other increases in noninterest expense compared to the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first six months of 2002, total assets decreased $3.0 million, or
1.3 percent, from December 31, 2001, and decreased $8.8 million, or 3.7 percent, from June 30, 2001.

The Company's loan portfolio of $113.5 million decreased 6.7 percent from the December 31, 2001, level of $121.6 million. Loans, the major use of funds, represent 49.0 percent of total assets.

Investment securities and other short-term investments represent 42.6 percent of total assets. Investment securities increased $6.5 million since December 31, 2001. Other short-term investments increased $1.6 million since December 31, 2001. This resulted in an overall increase in investments of $8.1 million.

Deposits, the primary source of the Company's funds, decreased from $192.9 million at December 31, 2001, to $186.2 million at June 30, 2002. At June 30, 2002, total deposits represented 80.3 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.77 percent of total loans outstanding at June 30, 2002, compared to 1.55 percent of loans outstanding at December 31, 2001. Management considers the allowance for loan losses as of June 30, 2002, adequate to cover potential losses in the loan portfolio.




ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Company's primary market risk lies within its exposure to interest rate movement. The Company has no foreign currency exchange rate risk, commodity
price risk, or any other material market risk.   The Company has no trading
investment portfolio. As a result, it does not hold any market risk-sensitive instruments, which would be subject to a trading environment which is characterized by volatile short-term movements in interest rates. Also, the Company has no interest rate swaps or other derivative instruments that are either designated and effective as hedges or which modify the interest rate characteristics of specified assets or liabilities. The Company's primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, the Company seeks to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. The Company attempts to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Company's interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by management. The Company maintains an investment portfolio that staggers maturities and provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution's interest rate sensitivity.

The Company uses a number of tools to measure interest rate risk. One of the indicators for the Company's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of June 30, 2002, the Company's one-year cumulative rate-sensitive assets represented 72 percent of the cumulative rate-sensitive liabilities compared to 69 percent for the same period in 2001. This change in the cumulative gap is a result of the Company's management of its exposure to interest rate risk. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Company's asset and liability mix is monitored to ensure that the effects of interest rate movements in either direction are not significant over time.

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Date - May 28, 2002 - annual shareholders' meeting.

(b)  Elected the following directors:
          Cecil H. Barber        Lee C. Redding
          John H. Clark          Roy H. Reeves
          DeWitt Drew            Johnny R. Slocumb
          Michael J. McLean      Violet K. Weaver
          Richard L. Moss        C. Broughton Williams, Jr.

        Director Emeritus:
          Albert W. Barber
          Leo T. Barber, Jr.
          Mrs. Kenneth V. Cope
          Robert M. Duggan
          E. J. McLean, Jr.
          Earl D. Moore
          Jack Short
          Mrs. Hugh Turner

(c)  The following matter was voted on at the annual
     shareholders' meeting
                                    Number Of           Percent Of
                                    Votes Cast      Outstanding Shares

     (1)  Election Of Directors     1,901,824             79.30%

          Against                       5,723               .30%

          Total Shares Voted        1,907,547             79.60%

ITEM 5.  OTHER INFORMATION

In January of this year, the Company announced its decision to continue with its share repurchase program where it may repurchase up to 150,000 shares, or approximately 6% of its common stock from time to time through January 31, 2003. The Board of Directors approved this common stock repurchase program in view of the strong capital position of Southwest Georgia Financial Corporation and its subsidiary, Southwest Georgia Bank.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. There have been no reports filed on Form 8-K for the quarter ended June 30, 2002.

b.  Exhibit 99.1   Certification of Periodic Financial Report by Chief
                   Executive Officer.

c.  Exhibit 99.2   Certification of Periodic Financial Report by Chief
                   Financial Officer.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOUTHWEST GEORGIA FINANCIAL CORPORATION

                       BY:       s/George R. Kirkland

                                 GEORGE R. KIRKLAND
                                 SENIOR VICE-PRESIDENT AND TREASURER
                                 (FINANCIAL AND ACCOUNTING OFFICER)
Date:  August 14, 2002