Form 10-Q
period 2002-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2002-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION


                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
             For the quarterly period ended September 30, 2002

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

     YES          X                                         NO ___________

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding At October 15, 2002
  Common Stock, $1 Par Value                             3,300,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                              TABLE OF CONTENTS

                                                                         PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

a.  Consolidated balance sheets (unaudited) - September 30, 2002 and
    December 31, 2001.                                                         2

b.  Consolidated statements of income (unaudited) - for the nine months
    and the three months ended September 30, 2002 and 2001.                    3

c.  Consolidated statements of comprehensive income (unaudited) - for the
    nine months and the three months ended September 30, 2002 and 2001.        4

d.  Consolidated statements of cash flows (unaudited) for the nine months
    ended September 30, 2002 and 2001.                                         5

e.  Notes to Consolidated Financial Statements                                 6


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                         7

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK                                                    10

ITEM 4.  CONTROLS AND PROCEDURES                                              11

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION                                                    12

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                     12

SIGNATURE AND CERTIFICATIONS                                                  13

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                   September 30, 2002 and December 31, 2001
                                                September 30,     December 31,
ASSETS                                              2002              2001
Cash and due from banks                         $  8,444,445     $  9,211,645
Interest-bearing deposits with banks               1,446,735        1,143,211
Federal funds sold                                 1,325,000        1,130,000
Investment securities available for sale,
 at fair value                                    39,057,065       27,911,564
Investment securities held to maturity
 (estimated fair value of $63,823,309
 and $63,019,613)                                 60,262,278       60,472,774
Total investment securities                       99,319,343       88,384,338

Loans                                            111,543,900      121,608,690
Less:  Unearned income                               (51,828)         (59,798)
Allowance for loan losses                         (2,065,429)      (1,883,171)
Loans, net                                       109,426,643      119,665,721

Premises and equipment                             5,554,968        5,536,152
Foreclosed assets, net                             2,086,915        3,545,388
Other assets                                       6,044,058        6,227,993

Total assets                                    $233,648,107     $234,844,448

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
Noninterest bearing                             $ 24,548,236     $ 25,760,282
NOW accounts                                      31,571,168       36,565,701
Money Market                                      12,643,505       14,338,066
Savings                                           16,927,651       12,270,166
Certificates of deposit $100,000 and over         26,329,209       28,211,756
Other time accounts                               69,228,933       75,754,615
Total deposits                                   181,248,702      192,900,586

Federal funds purchased                                    0                0
Other borrowed funds                               4,800,000        4,800,000
Long-term debt                                    11,159,825        3,391,511
Other liabilities                                  3,228,888        2,795,245
Total liabilities                                200,437,415      203,887,342

Stockholders' equity:
Common stock - par value $1; authorized
5,000,000 shares; issued 3,000,000 shares          3,000,000        3,000,000
Capital surplus                                    2,033,551        2,033,551
Retained earnings                                 33,198,077       31,466,690
Accumulated other comprehensive income             1,371,839          161,400
Treasury stock 630,907 shares for 2002 and
592,407 shares for 2001, at cost                  (6,392,775)      (5,704,535)
Total stockholders' equity                        33,210,692       30,957,106

Total liabilities and stockholders' equity      $233,648,107     $234,844,448

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                       For The Three Months
                                                        Ended September 30,
                                                        2002           2001
Interest income:
Interest and fees on loans                          $2,265,508      $2,941,534
Interest and dividend on securities
 available for sale                                    267,953         386,438
Interest on taxable securities
 held to maturity                                      901,064         968,670
Interest on tax exempt securities
 available for sale                                    146,704         143,426
Interest on tax exempt securities
 held to maturity                                       34,008          35,764
Interest on federal funds sold                           6,698               0
Interest on deposits with banks                         11,540          10,034
Total interest income                                3,633,475       4,485,866

Interest expense:
Interest on deposits                                   914,863       1,796,589
Interest on federal funds purchased                        294           6,029
Interest on other borrowings                            34,991         125,333
Interest on long-term debt                              98,654               0
Total interest expense                               1,048,802       1,927,951

Net interest income                                  2,584,673       2,557,915
Provision for loan losses                              120,000          75,000
Net interest income after
 provision for loan losses                           2,464,673       2,482,915

Noninterest income:
Service charges on deposit accounts                    294,735         247,814
Income from trust services                              58,492          71,050
Income from security sales                              45,168          90,485
Income from insurance services                         217,869         210,620
Income from mortgage banking services                  797,125           5,981
Net gain(loss) on disposition of assets              (   7,941)          6,601
Net gain(loss) on sale of securities                         0               0
Other income                                            22,323          30,769
Total noninterest income                             1,427,771         663,320

Noninterest expense:
Salaries and employee benefits                       1,536,352       1,190,348
Occupancy expense                                      158,850         128,205
Equipment expense                                      117,731         120,234
Data processing expense                                126,718         142,579
Other operating expenses                               611,100         551,252
Total noninterest expenses                           2,550,751       2,132,618

Income before income taxes                           1,341,693       1,013,617
Provision for income taxes                             413,090         192,200
Net income                                          $  928,603      $  821,417


Earnings per share of common stock:
Net income, basic & diluted                         $     0.39      $     0.34
Dividends paid, basic & diluted                           0.13            0.13
Average shares outstanding                           2,376,175       2,431,104

                                      -3-

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                        For The Nine Months
                                                        Ended September 30,
                                                        2002           2001
Interest income:
Interest and fees on loans                          $7,100,459      $9,055,911
Interest and dividend on securities
 available for sale                                    765,117       1,087,602
Interest on taxable securities
 held to maturity                                    2,714,735       2,964,782
Interest on tax exempt securities
 available for sale                                    433,789         430,445
Interest on tax exempt securities
 held to maturity                                      101,449         115,282
Interest on federal funds sold                          15,595          47,484
Interest on deposits with banks                         34,881         215,511
Total interest income                               11,166,025      13,917,017

Interest expense:
Interest on deposits                                 3,116,832       5,916,564
Interest on federal funds purchased                      1,964           8,170
Interest on other borrowings                            89,401         364,253
Interest on long-term debt                             218,751               0
Total interest expense                               3,426,948       6,288,987

Net interest income                                  7,739,077       7,628,030
Provision for loan losses                              375,000         305,000
Net interest income after
 provision for loan losses                           7,364,077       7,323,030

Noninterest income:
Service charges on deposit accounts                    800,655         703,996
Income from trust services                             159,324         206,154
Income from security sales                             191,245         347,400
Income from insurance services                         676,444         680,147
Income from mortgage banking services                2,291,268          11,499
Net gain(loss) on disposition of assets              ( 253,426)          4,186
Net gain(loss) on sale of securities                   121,270               0
Other income                                           139,321         156,929
Total noninterest income                             4,126,101       2,110,311

Noninterest expense:
Salaries and employee benefits                       4,696,503       3,488,490
Occupancy expense                                      422,093         381,033
Equipment expense                                      352,614         363,133
Data processing expense                                401,719         402,993
Other operating expenses                             1,894,637       1,704,730
Total noninterest expenses                           7,767,566       6,340,379

Income before income taxes                           3,722,612       3,092,962
Provision for income taxes                           1,062,469         702,700
Net income                                          $2,660,143      $2,390,262


Earnings per share of common stock:
Net income, basic & diluted                         $     1.11      $     0.97
Dividends paid, basic & diluted                           0.39            0.39
Average shares outstanding                           2,387,892       2,457,419


                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)
                                                       For The Three Months
                                                        Ended September 30,
                                                       2002            2001
Net income                                          $  928,603      $  821,417
Other comprehensive income, net of tax:

Unrealized holding gains(losses) arising
 during the period                                     993,106         477,872
Federal income tax expense                             337,656         162,476
Other comprehensive income, net of tax:                655,450         315,396

Total comprehensive income                          $1,584,053      $1,136,813




                   SOUTHWEST GEORGIA FINANCIAL CORPORATION

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                               (UNAUDITED)
                                                        For The Nine Months
                                                        Ended September 30,
                                                       2002            2001
Net income                                          $2,660,143      $2,390,262
Other comprehensive income, net of tax:

Unrealized holding gains(losses) arising
 during the period                                   1,833,998         641,919
Federal income tax expense                             623,559         218,252
Other comprehensive income, net of tax:              1,210,439         423,667

Total comprehensive income                          $3,870,582      $2,813,929

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                       For The Nine Months
                                                       Ended September 30,
                                                       2002            2001
Cash flows from operating activities:
Net income                                         $ 2,660,143     $ 2,390,262
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses                              375,000         305,000
Depreciation                                           380,613         382,815
Net amortization and accretion
 of investment securities                               39,553          31,183
Amortization of intangibles                            242,944          34,540
Net loss (gain) on sale and disposal of assets         136,955     (     4,187)
Changes in:
 Other assets                                      (   480,335)         21,166
 Other liabilities                                 (   189,916)         38,186
Net cash provided by operating activities            3,164,957       3,198,965

Investing activities:
Proceeds from maturities of securities held
 to maturity                                        10,785,000      10,580,000
Proceeds from maturities of securities
 available for sale                                  2,366,461         699,768
Proceeds from sale of securities
 available for sale                                    483,270               0
Purchase of securities held to maturity            (10,589,712)    ( 7,007,615)
Purchase of securities available for sale          (12,064,308)    ( 7,137,069)
Net change in other short-term investments         (   195,000)      2,000,000
Net change in loans                                  9,645,131         491,913
Purchase of premises and equipment                 (   399,718)    (   248,633)
Proceeds from sales of other assets                  1,840,939         250,262
Net change in interest-bearing deposits with banks (   303,524)      4,952,963
Net cash provided(used) for investing activities     1,568,539       4,581,589

Financing activities:
Net change in deposits                             (11,651,884)    ( 9,695,968)
Net change in short-term borrowings                          0       1,545,000
Increase in long-term borrowings                     7,768,314               0
Cash dividends declared                            (   928,886)    (   951,961)
Payment for common stock                           (   688,240)    ( 1,506,201)
Net cash provided(used) for financing activities   ( 5,500,696)    (10,609,130)

Increase(decrease) in cash and due from banks      (   767,200)    ( 2,828,576)
Cash and due from banks - beginning of period        9,211,645       8,763,126
Cash and due from banks - end of period            $ 8,444,445     $ 5,934,550

NONCASH ITEMS:
Increase in foreclosed properties
and decrease in loans                              $   218,947     $   158,358
Unrealized gain(loss) on securities
available for sale                                 $ 1,210,438     $   423,667

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

The liquidity and capital resources of the Company are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2002, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Company is aware of no events or trends likely to result in a material change in liquidity. At September 30, 2002, the Company's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2002, total capital increased $2.2 million to $33.2 million. The Company repurchased 38,500 shares of its common stock during the first nine months of 2002 at an average price of $17.88 per share. Also, the Company continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 14.21 percent as of September 30, 2002. The Company is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Company's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Company's capital resources.


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


Comparison of Statements of Income

The Company's net income after taxes for the three-month period ending September 30, 2002, was $929 thousand compared with $821 thousand for the same period in 2001, representing an increase of $108 thousand, or 13.2 percent. For the first nine months of 2002, the Company earned a net income of $2.660 million or $1.11 per share, compared with $2.390 million, or $ .97 per share in 2001. The increase in 2002 net income for the quarter and nine-month periods is primarily due to the increase in noninterest income from the acquisition of the remaining 50% of the common stock of Empire Financial Services.

Revenue from the mortgage banking business in the third quarter was $797 thousand resulting in a contribution to the Company's net income of $218 thousand, or 73% more than the same period last year. For the nine-month period revenue from the mortgage banking business was $2.3 million resulting in a contribution to the Company's net income of $576 thousand,
or 53% over the same period last year.   This, combined with year-to-date
increases in service charges on deposit accounts, gain on sale of securities, and net interest income after provision for loan losses more than offset declines in income from security brokerage services, trust services, and net loss on sale of real property held for debt previously contracted.

Total interest income decreased $852 thousand comparing the three months ended September 30, 2002 with the same period in 2001. For the first nine months of 2002, total interest income decreased $2.751 million comparing the same period in 2001. The decrease for the nine-month period is the result of decreases in interest and fees on loans, interest on deposits with banks, and in interest and dividends on securities. This decrease in interest income is primarily related to a decrease in loan rates and in average volume of loans. The average yield on loans decreased 161 basis points comparing the nine-month period with the same period in 2001. Since the beginning of 2001, the prime rate decreased 450 basis points to 4.75 percent and the Company's base rate dropped from 9.00 to 6.25 percent. For the nine-month period, the average volume of loans decreased $7.8 million compared with the same period last year.

The total interest expense decreased $879 thousand or 45.6 percent in the third quarter of 2002 compared with the same period in 2001. The total interest expense for the nine-month period ending September 30, 2002, decreased $2.862 million or 45.5 percent compared with the same period in 2001. Over this period, the average balances on interest-bearing deposits decreased $11.2 million or 6.5 percent. The decrease in interest expense is primarily related to decreases in the rate on interest-bearing deposits. The rate on time deposits decreased 263 basis points while the rate on savings deposits decreased 81 basis points comparing the first nine months of 2002 with the same period in 2001.

The primary source of revenue for the Company is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 2002 decreased $27 thousand, or 1.0 percent, compared with the same period in 2001. Net interest income for the first nine months of 2002 was $7.739 million compared with $7.628 million for the same period in 2001. If Empire's operations as mentioned above were consolidated during these periods in 2001, net interest income would have reflected increases of $162 thousand for the third quarter and $516 thousand for the nine-month period when comparing 2002 with 2001. Net interest income for the quarter is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Company's net interest margin was 5.02 percent and
4.94 percent during the third quarter of 2002 and 2001, respectively, and was 5.03 percent and 4.82 percent during the nine months ended September

30, 2002 and 2001.

Noninterest income increased $764 thousand, or 115.2 percent, for the three months ended September 30, 2002 compared with the same period a year ago. Noninterest income for the nine months ended September 30, 2002, increased $2.016 million compared with the same period in 2001. The majority of this increase was primarily attributable to increases in income from mortgage banking services. Income from mortgage banking services was $797 thousand in the third quarter of 2002 and was $2.291 million for the first nine months of 2002. The inclusion of income from mortgage banking services in noninterest income was due to the acquisition of the remaining 50 percent of the common stock of Empire as mentioned above. During the nine-month period this year, the Company incurred a $121 thousand gain on the sale of equity securities. Also, this increase in noninterest income compared with the previous year was partially offset by a $253 thousand loss on disposition of assets.

Total noninterest expenses increased by $418 thousand for the three months ended September 30, 2002 and increased $1.427 million for the nine months ended September 30, 2002 compared with the same periods in 2001. The majority, $415 thousand and $1.325 million, of this increase in noninterest expense was attributable to the expenses relating to the Empire operations for the third quarter and the nine-month period, respectively. Excluding Empire's operating expenses, noninterest expenses for the nine-month period of 2002 increased $102 thousand compared with the same period in 2001. Primarily, this increase occurred in salary and employee benefits and was partially offset by a reduction in expenses related to carrying real estate held for debt previously contracted. Other increases in noninterest expense compared with the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.

Comparison of Financial Condition Statements

During the first nine months of 2002, total assets decreased $1.2 million, or 0.5 percent, from December 31, 2001, and increased $807 thousand, or less than 1.0 percent, from September 30, 2001.

The Company's loan portfolio of $111.5 million decreased 8.3 percent from the December 31, 2001, level of $121.6 million. Loans, the major use of funds, represent 47.7 percent of total assets.

Investment securities and other short-term investments represent 43.7 percent of total assets. Investment securities increased $10.9 million since December 31, 2001. Other short-term investments increased $499 thousand since December 31, 2001. This resulted in an overall increase in investments of $11.4 million.

Deposits, the primary source of the Company's funds, decreased from $192.9 million at December 31, 2001, to $181.2 million at September 30, 2002. At September 30, 2002, total deposits represented 77.6 percent of total assets.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 1.85 percent of total loans outstanding at September 30, 2002, compared with 1.55 percent of loans outstanding at December 31, 2001. Management considers the allowance for loan losses as of September 30, 2002, adequate to cover potential losses in the loan portfolio.



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

The Company uses a number of tools to measure interest rate risk. One of the indicators for the Company's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of September 30, 2002, the Company's one-year cumulative rate-sensitive assets represented 74 percent of the cumulative rate-sensitive liabilities compared to 72 percent for the same period in 2001. This change in the cumulative gap is a result of the Company's management of its exposure to interest rate risk. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Company's asset and liability mix is monitored to ensure that the effects of interest rate movements in either direction are not significant over time.

ITEM 4.  CONTROLS AND PROCEDURES


An evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) was carried out under the supervision and with the participation of the Company's management, including the chief executive and chief financial officers, within 90 days preceding the filing of this Quarterly Report on Form 10-Q. Based on that evaluation, the chief executive and chief financial officers have concluded that the Company's disclosure controls and procedures were effective as of the date of that evaluation.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. - OTHER INFORMATION

ITEM 5  OTHER INFORMATION


The Board of Directors on September 25, 2002, declared a 10% stock dividend and its regular quarterly cash dividend of $.13 per share. The stock and cash dividends are payable on October 31, 2002, to shareholders of record on October 7, 2002.

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


a. There have been no reports filed on Form 8-K for the quarter ended September 30, 2002.

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

                        SOUTHWEST GEORGIA FINANCIAL CORPORATION


                  BY:    /s/George R. Kirkland
                        -----------------------------------
                        GEORGE R. KIRKLAND
                        SENIOR VICE-PRESIDENT AND TREASURER
                        (FINANCIAL AND ACCOUNTING OFFICER)


Date:  October 14, 2002

                              CERTIFICATIONS

I, DeWitt Drew, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Georgia Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


By:     /s/DeWitt Drew
        ---------------------------------------
        DeWitt Drew
        President and Chief Executive Officer
        Southwest Georgia Financial Corporation

                               CERTIFICATIONS

I, George R. Kirkland, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Southwest Georgia Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002


By:     /s/George R. Kirkland
        ---------------------------------------
        George R. Kirkland
        Senior Vice-President and Treasurer
        Southwest Georgia Financial Corporation