Form 10-K
period 2002-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2003-03-31
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                               FORM 10-K
(Mark One)
[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002 or,
[   ]  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934 for the transition period from ______ to ______.

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

        YES       X                                     NO

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes    No X

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 28, 2002: $32,248,123 based on 1,943,829 shares at the price of $16.59 per share.

As of March 24, 2003, 3,300,000 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 2002, furnished to the Commission pursuant to Rule 14a-3(b), are incorporated by reference into Part II.

Portions of the Registrant's definitive Proxy Statement for the 2003 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.


                                 PART I

Item 1 - Business

Southwest Georgia Financial Corporation (the "Registrant") is a Georgia bank holding company organized in 1980, which acquired 100% of the outstanding shares of Southwest Georgia Bank (the "Bank"), formerly known as Moultrie National Bank, in 1981. The Registrant's primary business is providing banking services to individuals and businesses principally in Colquitt County, Baker County, Thomas County, and the surrounding counties of southwest Georgia through the Bank. In December of 2001, the Bank acquired the remaining 50 percent of the common stock of Empire Financial Services, Inc. ("Empire"), a commercial mortgage banking firm. The Bank acquired half of the common stock of Empire in May 1997 and owned the firm jointly until the fourth quarter of 2001. The Bank commenced operations as a national banking association in 1928. Currently, it is an FDIC insured, state-chartered Federal Reserve member bank. However, in February, 2003, the Bank requested to withdraw from the Federal Reserve effective April 30, 2003. Once completed, the Bank's primary regulator will be the FDIC rather than the Federal Reserve.

The Registrant's executive office is located at 201 First Street, S. E., Moultrie, Georgia 31768, and its telephone number is (229) 9851120.

All references herein to the Registrant include Southwest Georgia
Financial Corporation, the Bank, and Empire unless the context indicates a different meaning.

General

The Registrant is a registered bank holding company. All of the Registrant's activities are currently conducted by the Bank and Empire. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust department that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. The Bank operates Southwest Georgia Insurance Services Division, an insurance agency that offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, is a commercial mortgage banking firm that offers commercial mortgage banking services.

Markets

The Registrant conducts banking activities in Colquitt, Baker, and Thomas Counties and the surrounding counties of Georgia. Agriculture plays an important part in the Colquitt, Baker, and Thomas County economy.
Colquitt and Thomas County grow a large portion of Georgia's produce crops, including turnips, cabbage, sweet potatoes, and squash, and are home to producers of tobacco, peanuts, cotton, and pork. In addition, manufacturing firms employ a large number of Colquitt and Thomas County residents, and apparel, lumber and wood products, and textile manufacturers are also located in the Colquitt and Thomas County area. Baker County's major crops are cotton and peanuts, and major employers there are service industries and retail stores. Approximately 41,000, 3,600 and 43,000 persons reside in Colquitt, Baker and Thomas Counties, respectively. Empire provides mortgage banking services which includes underwriting, construction, and longterm financing of commercial properties throughout the Southeastern United States.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2002, the Registrant's deposit base, totaling $189,923,350, consisted of $28,924,659 in noninterest-bearing demand deposits (15.23% of total deposits), $48,627,381 in interest-bearing demand deposits including money market accounts (25.60% of total deposits), $18,193,291 in savings deposits (9.58% of total deposits), $68,080,299 in time deposits in amounts less than $100,000 (35.85% of total deposits), and $26,097,720 in time deposits of $100,000 or more (13.74 % of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations; and both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2002, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 9.7%, 81.6% and 8.7%, respectively, of the Bank's total loan portfolio.

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

The Loan Committee of the Bank's Board of Directors is responsible for approving and monitoring the loan policy and providing guidance and counsel to all lending personnel. It also approves all extensions of credit over $100,000. The Loan Committee is composed of the Chief Executive Officer, President, and other executive officers of the Bank, as well as certain Bank Directors.

Servicing and Origination Fees on Loans

The Registrant through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. The Bank's subsidiary, Empire, does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. In 2002, income received from mortgage banking services was $3,021,047 compared with $2,441,945 in 2001. Most all of this income was from Empire except for $51,083 in 2002 and $18,936 in 2001 which were mortgage banking income from the Bank.

Loan Review and Nonperforming Assets

The Bank regularly reviews its loan portfolio to determine deficiencies and corrective action to be taken. Senior lending officers conduct periodic review of borrowers with total direct and indirect indebtedness of $100,000 or more and perform an ongoing review of all past due loans. A summary report of past due loans is reviewed monthly by the Loan Committee, which also reviews all loans over $100,000, whether current or past due, at least annually.

Asset/Liability Management

The Loan Committee is charged with establishing policies to manage the assets and liabilities of the Bank. Its task is to manage asset growth, net interest margin and liquidity, and capital in order to maximize income and reduce interest rate risk. To meet these objectives while maintaining prudent management of risks, the Loan Committee directs the Bank's overall acquisition and allocation of funds. At its monthly meetings, the Loan Committee reviews and discusses the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the local, state, and national economy.

Investment Policy

The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality, and regulatory constraints. The policy is reviewed periodically by the Board of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved monthly by the Board of Directors.

Employees

The Bank has 113 full-time employees. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good. None of the Bank's executive officers, except Mr. Clark and Mr. Dyer, are employed pursuant to any employment contract. See Exhibit 10.3 and Exhibit 10.10, which are incorporated herein by reference.

Competition

The banking business is highly competitive. The Bank competes with six other depository institutions in Colquitt County. There are no other competing depository institutions in Baker County. The Bank competes with eight other depository institutions within Thomas County. The Bank also competes with other financial service organizations located outside Colquitt, Baker, and Thomas Counties, including brokers, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, changes in the laws applicable to banks, savings and loan associations, and other financial institutions and the increased competition from investment bankers, brokers, and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates. See "Supervision and Regulation."

At December 31, 2002, the Registrant's total consolidated deposits and assets were $189,923,350 and $240,467,639, respectively. The Registrant's bank subsidiary is ranked as the largest among seven depository institutions in Colquitt County, Georgia.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

Payment of Dividends

The Registrant is a legal entity separate and distinct from the Bank. Most of the revenues of the Registrant result from dividends paid to it by the Bank. Statutory and regulatory restrictions exist that are applicable to the payment of dividends by the Bank as well as by the Registrant to its shareholders.
The Bank is a state chartered bank regulated by the Department of Banking and Finance (the "DBF") and the Federal Reserve. Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF unless such bank meets all the following requirements:

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

The payment of dividends by the Registrant and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank's total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2002, retained earnings of the Bank totaled $23.1 million of which $10.5 million has been appropriated in order for the Bank to provide adequate lending limits. The remaining $12.6 million of retained earnings are available from the Bank to pay dividends. For 2002 the Registrant's cash dividend payout to stockholders was 35.1% of net income.

After the Bank has withdrawn from the Federal Reserve, it will be regulated by the FDIC. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings.


Supervision and Regulation

The Registrant is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "Act"). The Registrant is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

The Act requires every bank holding company to obtain the Federal Reserve's prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking include:

     making or servicing loans and certain types of leases;

     performing certain data processing services;

     acting as fiduciary or investment or financial advisor;

     providing brokerage services;

     underwriting bank eligible securities;

     underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and

     making investments in corporations or projects designed primarily to promote community welfare.


Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the GrammLeach-Bliley Act became effective in 2000, and relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that will be deemed "financial in nature" include:

     lending, exchanging, transferring, investing for others or safeguarding money or securities;

     insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

     providing financial, investment, or economic advisory services, including advising an investment company;

     issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

     underwriting, dealing in or making a market in securities.

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act.

Under this legislation, the Federal Reserve Board serves as the primary "umbrella" regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

The Registrant has no immediate plans to register as a financial holding company.

The Registrant is an "affiliate" of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to the Registrant (2) investments in the stock or securities of the Registrant by the Bank, (3) the Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from the Registrant by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Registrant must also register with the Georgia Department of Banking and Finance ("DBF") and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of the Registrant and the Bank and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Registrant and the Bank.

The Bank, as a member of the Federal Reserve System, is subject to the supervision of, and is regularly examined by, the Federal Reserve and DBF. In addition, both the FDIC and the DBF must grant prior approval of any merger, consolidation, or other corporate reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

After the Bank has withdrawn from the Federal Reserve, it will be subject to the supervision of, and will be regularly examined by, the FDIC rather than the Federal Reserve.

Capital Adequacy

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of eight percent; (2) a minimum Tier One Capital to risk-weighted assets of four percent; and (3) a minimum stockholders' equity to risk-weighted assets of four percent.
In addition, the Federal Reserve and the FDIC have established a minimum three percent leverage ratio of Tier One Capital to total assets for the most highly rated banks and bank holding companies. "Tier One Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on the Registrant's capital requirements.

In addition, Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the
"1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Bettercapitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The Federal Reserve has adopted regulations implementing the prompt corrective action provisions of the 1991 Act which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10 percent, a Tier One risk-based ratio of at least 6 percent, and a leverage ratio of at least 5 percent; (2) an "adequately capitalized" institution has a total risk-based ratio of at least 8 percent, a Tier One risk-based ratio of at least 4 percent, and a leverage ratio of at least 4 percent; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8 percent, a Tier One risk-based capital ratio of under 4 percent, or a leverage ratio of under 4 percent; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6 percent, a Tier One risk-based ratio of under 3 percent, or a leverage ratio of under 3 percent; and (5) a "critically undercapitalized" institution has a leverage ratio of 2 percent or less. An institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank, at December 31, 2002, would be considered to be a "well capitalized" institution if solely viewed on the basis of capital ratios.

After the Bank has withdrawn from the Federal Reserve, it will be subject to FDIC regulations regarding capital adequacy rather than Federal Reserve regulations. The FDIC regulations are not materially different from the Federal Reserve regulations.

Available Information

The Registrant is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports, proxy statements, and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549.
You may also obtain copies of the reports, proxy statements, and other information from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330. The SEC maintains a World Wide Web site on the Internet at www.sec.gov where you can access reports, proxy, information and registration statements, and other information regarding registrants that file electronically with the SEC through the EDGAR system.

The Registrant's Internet website address is www.sgfc.com.

Executive Officers Of The Registrant

Executive officers are elected by the Board of Directors annually in May and hold office until the following May unless they resign or are removed from office by the Board of Directors.

The executive officers of the Registrant and their ages, positions with the Registrant, and terms of office as of January 31, 2003, are as follows:

                                                                Officer Of The
Name (Age)                    Principal Position               Registrant Since
DeWitt Drew             Chief Executive Officer and President         1999
(46)                    of the Registrant and Bank

John J. Cole, Jr.       Executive Vice President of the               1984
(52)                    Registrant and Executive Vice President
                        and Cashier of the Bank

George R. Kirkland      Senior Vice President and Treasurer           1991
(52)                    of the Registrant and Senior Vice
                        President and Comptroller of the Bank

                                   -10-
Executive Officers Of The Registrant, Continued

                                                                Officer Of The
Name (Age)                    Principal Position               Registrant Since
C. Wallace Sansbury     Senior Vice President of the Registrant       1996
(60)                    and Bank

Randall L. Webb, Jr.    Senior Vice President of the Registrant       1994
(54)                    and Bank

Geraldine A. Ferrone    Senior Vice President of the Registrant       1995
(56)                    and Bank

J. Larry Blanton        Senior Vice President of the Registrant       2000
(56)                    and Bank

Susan T. Whittle        Senior Vice President of the Registrant       2001
(44)                    and Bank

J. David Dyer, Jr.      Senior Vice President of the Registrant       2002
(55)                    and Bank

Judy M. Owens           Vice President of the Registrant              1993
(58)                    and Bank

Robert M. Carlton, Jr.  Vice President of the Registrant              1995
(61)                    and Bank

Peggy C. Weeks          Vice President and Secretary of the           1997
(65)                    Registrant and Bank

Richard E. Holland      Vice President of the Registrant              1998
(57)                    and Bank

Barbara P. Hall         Vice President of the Registrant              1999
(53)                    and Bank

Hiller M. Gammage, Jr.  Vice President of the Registrant              2000
(72)                    and Bank

G. Larry Kirkland       Vice President of the Registrant              2000
(52)  and Bank

Executive Officers Of The Registrant, Continued

                                                                Officer Of The
Name (Age)                    Principal Position               Registrant Since
Danny E. Singley        Vice President of the Registrant              2002
(48)                    and Bank

Steven C. Johnson       Vice President of the Registrant              2002
(39)                    and Bank

The following is a brief description of the business experience of the executive officers of the Registrant. Except as otherwise indicated, each executive officer has been engaged in their present or last employment, in the same or similar position, for more than five years.

Mr. Drew became Chief Executive Officer and President of both the Bank and the Registrant in 2002. Previously he has served as Chief Operating Officer and President of both the Bank and the Registrant since 2001 and Executive Vice President of the Bank and Registrant since 1999. Also, he had been Senior Vice President and Loan Administrator at Citizens Bank in Russellville, Alabama since 1993.

Mr. Cole became Executive Vice President and Cashier of the Bank and Executive Vice President of the Registrant in 2002. Previously, he had been Senior Vice President and Cashier of the Bank and Senior Vice

President of the Registrant since 1992. Also, he had served as Senior Vice President and Comptroller of the Bank from 1986 to 1992 and Vice President and Treasurer of the Registrant since 1984.

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

Mr. Dyer became Senior Vice President of the Bank and Registrant in 2002. Previously, he has served and continues to serve as Chief Executive Officer and President of Empire, now a wholly owned subsidiary of the Bank acquired in December 2001. Mr. Dyer has served as Chief Executive Officer and President of Empire since forming the firm in 1985.

Mr. Webb became Senior Vice President of the Bank and Registrant in 1997. Previously, he had been Vice President of the Bank and Registrant since 1994 and Assistant Vice President of the Bank since 1984.

Mrs. Ferrone became Senior Vice President in 2000 and Vice President of the Bank and Registrant in 1995. Previously, she had been Assistant Vice President of the Bank since 1988.

Executive Officers Of The Registrant, Continued

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

Mr. Singley became Vice President of the Bank and Registrant in 2002. Previously he has served in various other positions with the Bank from 1975 until 1982. Also, he had served as office manager for Pidcock Tobacco Warehouse from 1983 until being reemployed with the Bank in 2002.

Mr. Johnson became Vice President of the Bank and Registrant in 2002. Previously, he had been Assistant Vice President of the Bank since 1999 and has served in various other positions with the Bank since 1995. Selected Statistical Information
                                   -13-

The statements below show, for the periods indicated, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

Distribution of Assets, Liabilities, and Shareholders' Equity;
Interest Rates and Interest Differentials

Average Balance Sheets and Net Interest Income Analysis

Condensed average balance sheets for the years indicated are presented below:

                                              Year Ended December 31, 2002
                                             Average
                                             Balance     Interest     Rate
                                                 (Thousands Of Dollars)
ASSETS
Cash and due from banks                     $  8,966     $    -         - %

Earning assets:
Interest-bearing deposits                      3,661          56      1.53%
Loans, net (a) (b) (c)                       112,618       9,280      8.24%
Taxable investment securities
 held to maturity                             78,031       4,596      5.89%
Nontaxable investment securities
 held to maturity (c)                          3,130         220      7.03%
Nontaxable investment securities
 available for sale (c)                       13,340         875      6.56%

Other investment securities
 available for sale                            1,352          61      4.51%
Federal funds sold                             1,399          22      1.57%

Total earning assets                         213,531      15,110      7.08%
Premises and equipment                         5,539
Other assets                                   8,333

Total assets                                $236,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                             $ 26,521     $    -         - %

Interest-bearing liabilities:
Savings deposits                              64,617         961      1.49%
Time deposits                                 97,354       3,007      3.09%
Federal funds purchased                           99           2      2.02%
Other borrowings                              12,749         459      3.60%

Total interest-bearing liabilities           174,819       4,429      2.53%
Other liabilities                              2,837

Total liabilities                            204,177

Common stock                                   3,051
Surplus                                        2,900
Retained earnings                             32,364
Less treasury stock                         (  6,123)

Total shareholders' equity                    32,192

Total liabilities and shareholders' equity  $236,369

Net interest income and margin                           $10,681      5.00%

Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

Average Balance Sheets and Net Interest Income Analysis

Condensed average balance sheets for the years indicated are presented below:

                                              Year Ended December 31, 2001
                                             Average
                                             Balance     Interest     Rate
                                                 (Thousands Of Dollars)
ASSETS
Cash and due from banks                     $  6,424     $    -         - %

Earning assets:
Interest-bearing deposits                      4,478         225      5.02%
Loans, net (a) (b) (c)                       121,787      11,751      9.65%
Taxable investment securities
 held to maturity                             77,313       4,742      6.13%

Nontaxable investment securities
 held to maturity (c)                          3,481         226      6.49%
Nontaxable investment securities
 available for sale (c)                       12,702         866      6.82%
Other investment securities
 available for sale                            1,159          76      6.56%
Federal funds sold                               965          48      4.97%

Total earning assets                         221,885      17,934      8.08%
Premises and equipment                         5,080
Other assets                                   6,539

Total assets                                $239,928

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                             $ 26,647     $    -         - %

Interest-bearing liabilities:
Savings deposits                              63,403       1,359      2.14%
Time deposits                                108,477       6,072      5.60%
Federal funds purchased                          324          11      3.40%
Other borrowings                               8,131         484      5.95%

Total interest-bearing liabilities           180,335       7,926      4.40%
Other liabilities                              2,253

Total liabilities                            209,235

Common stock                                   3,000
Surplus                                        2,034
Retained earnings                             30,751
Less treasury stock                         (  5,092)

Total shareholders' equity                    30,693

Total liabilities and shareholders' equity  $239,928

Net interest income and margin                           $10,008      4.51%

                                   -15-
Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials, Continued

Average Balance Sheets and Net Interest Income Analysis, Continued

                                              Year Ended December 31, 2000
                                             Average
                                             Balance     Interest     Rate
                                                 (Thousands Of Dollars)
ASSETS
Cash and due from banks                     $  6,111     $    -         - %

Earning assets:
Interest-bearing deposits                      8,649         552      6.38%
Loans, net (a) (b) (c)                       116,899      11,990     10.26%
Taxable investment securities
 held to maturity                             70,819       4,472      6.31%

Nontaxable investment securities
 held to maturity (c)                          4,001         258      6.45%
Nontaxable investment securities
 available for sale (c)                       11,952         866      7.25%
Other investment securities
 available for sale                            1,908         819     42.92%
Federal funds sold                               682          47      6.89%

Total earning assets                         214,910      19,004      8.84%
Premises and equipment                         4,719
Other assets                                   6,790

Total assets                                $232,530

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                             $ 27,286     $    -         - %

Interest-bearing liabilities:
Savings deposits                              61,411       1,485      2.42%
Time deposits                                100,177       5,686      5.68%
Federal funds purchased                          270          18      6.67%
Other borrowings                              11,127         705      6.34%

Total interest-bearing liabilities           172,985       7,894      4.56%
Other liabilities                              1,928

Total liabilities                            202,199

Common stock                                   3,000
Surplus                                        1,997
Retained earnings                             28,105
Less treasury stock                         (  2,771)

Total shareholders' equity                    30,331

Total liabilities and shareholders' equity  $232,530

Net interest income and margin                           $11,110      5.17%

Interest Rates

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees as follows (in thousands):
     2002 - $444, 2001 - $544, and 2000 - $550.
(c)  Reflects taxable equivalent adjustments using a tax rate of 34 percent
     for 2002, 2001, and    2000.

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

                                                                     (a)
                                                                   Due To
                                                     Increase    Changes In
                                      2002     2001 (Decrease) Volume    Rate
                                                (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits          $    56  $   225  $(  169)  $( 35)  $(  134)
Loans, net (b)                       9,280   11,751   (2,471)   (840)   (1,631)
Taxable investment
 securities held to maturity         4,596    4,742   (  146)     45    (  191)
Nontaxable investment
 securities held to
 maturity (b)                          220      226   (    6)   ( 35)       29
Nontaxable investment
 securities available
 for sale (b)                          875      866        9      36    (   27)
Other securities
 available for sale                     61       76   (   15)     18    (   33)
Federal funds sold                      22       48   (   26)     52    (   78)

Total interest income               15,110   17,934   (2,824)   (759)   (2,065)

Interest paid on:
Savings deposits                       961    1,359   (  398)     27    (  425)
Time deposits                        3,007    6,072   (3,065)   (571)   (2,494)
Federal funds purchased                  2       11   (    9)   (  6)   (    3)
Other borrowings                       459      484   (   25)   ( 82)       57

Total interest expense               4,429    7,926   (3,497)   (632)   (2,865)
Net interest earnings              $10,681  $10,008  $   673   $(127)  $   800

Interest Differentials, Continued

                                                                     (a)
                                                                   Due To
                                                     Increase    Changes In
                                      2001     2000  (Decrease) Volume   Rate
                                                (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits          $   225  $   552  $(  327)  $(227)  $(  100)
Loans, net (b)                      11,751   11,990   (  239)    569    (  808)
Taxable investment
 securities held to maturity         4,742    4,472      270     391    (  121)
Nontaxable investment
 securities held to
 maturity (b)                          226      258   (   32)   ( 34)        2
Nontaxable investment
 securities available
 for sale (b)                          866      866        0       0         0
Other securities
 available for sale                     76      819   (  743)   (235)   (  508)
Federal funds sold                      48       47        1       1         0

Total interest income               17,934   19,004   (1,070)    465    (1,535)

Interest paid on:
Savings deposits                     1,359    1,485   (  126)     49    (  175)
Time deposits                        6,072    5,686      386     465    (   79)
Federal funds purchased                 11       18   (    7)      6    (   13)
Other borrowings                       484      705   (  221)   (180)   (   41)

Total interest expense               7,926    7,894       32     340    (  308)

Net interest earnings              $10,008  $11,110  $(1,102)  $ 125   $(1,227)

Interest Differentials, Continued

                                                                     (a)
                                                                   Due To
                                                     Increase    Changes In
                                      2000     1999 (Decrease) Volume    Rate
                                                (Thousands Of Dollars)
Interest earned on:
Interest-bearing deposits          $   552  $   595  $(   43)  $(184)  $   141
Loans, net (b)                      11,990   11,734      256     551    (  295)
Taxable investment
 securities held to maturity         4,472    4,231      241     171        70
Nontaxable investment
 securities held to
 maturity (b)                          258      207       51      45         6
Nontaxable investment
 securities available
 for sale (b)                          866      750      116      85        31
Other securities
 available for sale                    819      970   (  151)   ( 33)   (  118)
Federal funds sold                      47       80   (   33)   (132)       99
Total interest income               19,004   18,567      437     503    (   66)
Interest paid on:
Savings deposits                     1,485    1,231      254      27       227
Time deposits                        5,686    4,944      742      50       692
Federal funds purchased                 18       10        8       6         2
Other borrowings                       705      565      140     101        39

Total interest expense               7,894    6,750    1,144     184       960

Net interest earnings              $11,110  $11,817  $(  707)  $ 319   $(1,026)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 2002, 2001, and 2000 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                          Year Ended December 31,
                                         2002       2001       2000
                                          (Thousands Of Dollars)
Securities held to maturity:
U. S. Government Agencies             $ 59,541   $ 55,478   $ 62,477
State and municipal                      5,609      4,995      5,639

Total securities held to maturity     $ 65,150   $ 60,473   $ 68,116

Securities available for sale:
Equity securities                     $  2,179   $  1,537   $  2,284
U. S. Government Agencies               21,024      9,313      6,034
State and municipal                     13,311     12,468     12,651
Mortgage backed                          3,541      4,594      1,668

Total securities available for sale   $ 40,055   $ 27,912   $ 22,637

The following table shows the maturities of debt securities at December 31, 2002, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

                                 MATURITY
                                  After One      After Five
                      Within      But Within     But Within       After
                     One Year     Five Years     Ten Years      Ten Years

                  Amount Yield   Amount Yield   Amount Yield   Amount Yield
                                   (Thousands Of Dollars)
Debt Securities:
U. S.
 Government
 Agencies        $12,006 5.71%  $55,386 5.55%  $13,173 5.08%  $    -    - %
State and
 municipal           480 6.73%    2,726 6.49%    8,479 6.81%    7,236 6.90%
Mortgage
 backed               -    - %      242 5.39%    1,728 5.98%    1,570 6.45%

Total            $12,486 5.75%  $58,354 5.59%  $23,380 5.77%  $ 8,806 6.82%

Investment Portfolio, continued

The calculation of weighted average yields is based on the cost and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2002 and 2001, securities carried at approximately $34,394,000 and $27,318,000, respectively, were pledged to secure public and trust deposits as required by law.


Loan Portfolio

Types of Loans

The amount of loans outstanding for the indicated years are shown in the following table according to type of loan.

                                        Year Ended December 31,
                             2002      2001      2000      1999      1998
                                        (Thousands Of Dollars)
Commercial, financial and
 agricultural             $  9,273  $ 11,142  $ 16,871  $ 19,144  $ 15,490
Real estate - mortgage      86,452   100,453    95,959    80,558    88,767
Other                           40        35        91       176       150
Installment                 10,223     9,979    11,092    10,870    11,219

Total loans                105,988   121,609   124,013   110,748   115,626

Less:
Unearned income                 54        60       123       129       128
Allowance for loan losses    1,900     1,883     1,795     1,944     2,003

Net loans                 $104,034  $119,666  $122,095  $108,675  $113,495

Loan Maturities and Sensitivity to Changes in Interest Rates

The following table shows the distribution of the commercial, financial and agricultural loan portfolio, excluding real estate mortgage and consumer loans at December 31, 2002.

                                            Commercial,
                                           Financial and
                                            Agricultural
                                       (Thousands Of Dollars)
Distribution of loans which are due:
 In one year or less                          $ 5,534
 After one year but within five years           3,190
 After five years                                 549

 Total                                        $ 9,273

The following table shows, for the selected loans above due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2002.

                        Loans With
                       Predetermined     Loans With
                          Rates        Floating Rates            Total
                                   (Thousands Of Dollars)
Commercial, financial
and agricultural        $ 2,159            $ 1,580             $ 3,739

Risk Elements In The Loan Portfolio

The following table presents information concerning outstanding balances of nonperforming loans for the indicated years ended December 31. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans"); (b) loans which are contractually past due 90 days or more as to interest or principal payments and still accruing ("past-due loans"); (c) loans for which the terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("renegotiated loans"); and (d) loans now current but where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms ("potential problem loans").

                   Nonaccrual   Past-Due   Renegotiated    Potential
                      Loans       Loan        Loans      Problem Loans  Total
                                     (Thousands Of Dollars)
December 31, 2002    $ 1,529    $     3       $   0         $   408    $ 1,940
December 31, 2001    $   424    $   178       $   0         $    52    $   654
December 31, 2000    $   742    $ 1,402       $   0         $ 1,464    $ 3,608
December 31, 1999    $   858    $   488       $   0         $   287    $ 1,633
December 31, 1998    $ 1,806    $   281       $   0         $   289    $ 2,376

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

                                                Year Ended December 31,
                                       2002     2001     2000     1999     1998
                                                (Thousands Of Dollars)
Average loans outstanding           $114,586 $123,668 $118,809 $113,211 $115,773

Amount of allowance for
 loan losses at beginning
 of period                          $  1,883 $  1,795 $  1,944 $  2,003 $  1,999

Amount of loans charged off
during period:
 Commercial, financial and
  agricultural                           226       69      360      174      201
 Real estate - mortgage                  113       18       27       13       37
 Installment                             258      261      112      123      127

Total loans charged off                  597      348      499      310      365

Amount of recoveries during period:
 Commercial, financial, and
  agricultural                            25       18       81        9       31
 Real estate - mortgage                    5        2        5        4        2
 Installment                              50       36       44       58       56

Total loans recovered                     80       56      130       71       89

Net loans charged off
 during period                           517      292      369      239      276
Additions to allowance for
 loan losses charged to operating
 expense during period                   534      380      220      180      280

Amount of allowance for
 loan losses at end
 of period                          $  1,900 $  1,883 $  1,795 $  1,944 $  2,003

Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                             .45%     .24%     .31%     .21%     .24%

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

                       December 31, 2002  December 31, 2001   December 31, 2000
                                 Percent            Percent             Percent
                                Of Loans           Of Loans             Of Loans
                       Alloca-     In     Alloca-     In      Alloca-      In
    Category            tion    Category   tion    Category    tion     Category
                                         (Thousands Of Dollars)
Domestic:
Commercial, financial
 and agricultural      $  166     8.7%     $  173     9.2%     $  244     13.6%
Real estate - mortgage  1,550    81.6%      1,555    82.6%      1,389     77.4%
Installment               184     9.7%        155     8.2%        162      9.0%

Total                  $1,900   100.0%     $1,883   100.0%     $1,795    100.0%

                       December 31, 1999  December 31, 1998
                                 Percent            Percent
                                Of Loans           Of Loans
                       Alloca-     In     Alloca-     In
Category                tion    Category   tion    Category
                             (Thousands Of Dollars)
Domestic:
Commercial, financial
 and agricultural      $  336    17.3%     $  268    13.4%
Real estate - mortgage  1,413    72.7%      1,538    76.8%
Installment               195    10.0%        197     9.8%

Total                  $1,944   100.0%     $2,003   100.0%

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

Deposits

The average amounts of deposits for the last three years are presented below.

                                          Year Ended December 31,
                                     2002          2001          2000
                                          (Thousands Of Dollars)
Domestic Bank Offices

Noninterest-bearing
 demand deposits                 $  26,521     $  26,647     $  27,286

NOW accounts                        34,198        34,998        36,009
Money market deposit accounts       14,153        16,262        12,272
Savings                             16,266        12,143        13,130
Time deposits                       97,354       108,477       100,177

Total interest-bearing             161,971       171,880       161,588

Total average deposits           $ 188,492     $ 198,527     $ 188,874

The maturity of certificates of $100,000 or more as of December 31, 2002, are presented below.

                                     (Thousands Of Dollars)
3 months or less                           $  9,442
Over 3 months through 6 months                6,579
Over 6 months through 12 months               8,757
Over 12 months                                1,320

Total outstanding                          $ 26,098

                                   -25-

Return On Equity And Assets

Certain financial ratios are presented below.

                                 Year Ended December 31,
                                2002       2001       2000
Return on average assets        1.52%      1.34%      1.44%

Return on average equity       11.19%     10.49%     11.08%

Dividend payout ratio
 (dividends declared
 divided by net income)        35.13%     39.30%     39.91%

Average equity to average
 assets ratio                  13.62%     12.79%     13.04%

Item 2 - Property

The executive offices of the Registrant and the main banking office of the Bank are located in a 19,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. A 5,000 square foot building was renovated for the Bank's Operations Center located at 10 Second Avenue, Moultrie, Georgia. The Trust and Investment Division of the Bank is located in an 11,000 square foot office building located at 25 Second Avenue, Moultrie, Georgia. A vacant building located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia, was renovated for the Bank's Administrative Services Division offices, training and meeting rooms, record storage, and the drive-thru teller facility. The Registrant occupies a 4,400 square foot Baker County branch banking office located at the intersection of Highways 91 and 200, Newton, Georgia. The Registrant acquired a 3,900 square foot branch banking office located at 1102 West Harris Street, Pavo, Thomas County, Georgia. Southwest Georgia Insurance Services Division occupies a 5,600 square-foot building located at 501 South Main Street, Moultrie, Georgia. Empire operates from its headquarters located at 121 Executive Parkway, Milledgeville, Georgia.
All of these facilities are adequate for present operations.

All the buildings and land, which include parking and ten drive-in teller stations, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in the Baker County branch office and the Thomas County branch office, and one additional automated teller machine located in Doerun, Georgia. These automated teller machines are linked to the STAR network of automated teller machines.

Item 3 - Legal Proceedings

There are no material pending legal proceedings to which the Registrant or the Bank is a party or to which any of their property is subject.

Item 4 - Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2002 for a vote of the security holders through the solicitation of proxies or otherwise.

PART II

Item 5 - Market for Registrant's Common Equity and Related Stockholder
Matters

Market for common equity and related stockholder matters appear under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 16 of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 6 - Selected Financial Data

Five years of selected financial data appears on page 1 of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's discussion and analysis of financial condition and results of operation appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 16 of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference. For further information about the Registrant, see Selected Statistical Information on pages 14 - 26 of this report on Form 10-K.

Item 7A - Quantitative and Qualitative Disclosures About Market Risk

Management's quantitative and qualitative information about market risk appears under the caption "Quantitative and Qualitative Disclosures About Market Risk" on pages 15 through 16 of the Registrant's 2002 Annual Report to Shareholders and is incorporated herein by reference.

Item 8 - Financial Statements and Supplementary Data

The report of independent auditors, the consolidated financial statements, and notes to the consolidated financial statements on pages 17 through 37 of the Registrant's 2002 Annual Report to Shareholders are incorporated herein by reference.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 3, 2002, Draffin & Tucker, LLP ("Draffin") announced to the Registrant that it would resign as the Registrant's independent auditors after its completion of its review of the Form 10-Q for the period ended September 30, 2002 because it did not expect to meet certain new requirements which would allow it to audit companies that file reports with the Securities and Exchange Commission.

The reports of Draffin on the Registrant's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Registrant's financial statements for each of the two most recent fiscal years, and through November 14, 2002, there were no disagreements with Draffin on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Draffin, would have caused Draffin to make reference to the matter in their report.

On October 23, 2002, the Audit Committee of the Board of Directors of the Registrant approved the engagement of Thigpen, Jones, Seaton & Co., P.C. ("Thigpen"), and on October 25, 2002, the Registrant entered into an agreement with Thigpen to engage them as their independent auditors.

During the two most recent fiscal years of the Registrant and through November 14, 2002, the Registrant did not consult with Thigpen on matters
(i) regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) which concerned the subject matter of a disagreement or event identified in response to paragraph
(a)(1)(iv) of Item 304 of Regulation S-K with the former auditor.

The Registrant may have interacted from time to time with Thigpen with respect to Empire, a wholly owned subsidiary of the Registrant which it acquired one hundred percent of the stock on December 6, 2001. At the time of the Registrant's acquisition of the subsidiary, Thigpen served as the subsidiary's independent auditors and continues to serve the subsidiary in that capacity.

PART III

Item 10 - Directors and Executive Officers of the Registrant

The information contained under the heading "Information About Nominees For Director" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 27, 2003, to be filed with the Commission, is incorporated herein by reference. Information on Form 10-K relating to the executive officers of the Registrant is included in Item 1 of this report.

Item 11 - Executive Compensation

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 27, 2003, to be filed with the Commission, is incorporated herein by reference.

Item 12 - Security Ownership of Certain Beneficial Owners and Management and Stock Related Matters

The information contained under the heading "Voting Securities and Principal Holders" and "Equity Compensation Plan Information" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 27, 2003, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Registrant's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Registrant have been excluded.
The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Registrant as defined by the Securities and Exchange Commission.

Item 13 - Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 27, 2003, to be filed with the Commission, is incorporated herein by reference.

Item 14 - Controls and Procedures

The Registrant's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of its disclosure controls and procedures (as defined in federal securities rules) within 90 days prior to the filing of this report. Based on, and as of the date of, that evaluation, the Registrant's Chief Executive Officer and Chief Financial Officer have concluded that the Registrant's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Registrant's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Registrant under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

10.1 Pension Retirement Plan of the Registrant, as amended and restated (included as Exhibit 10.1 to the Registrant's Form 10-K dated December 31, 2000, previously filed with the commission and incorporated herein by reference).

10.2 Form of Directors' Deferred Compensation Plan of the Registrant (included as Exhibit 10.3 to the Registrant's Form S18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

Item 15 - Exhibits, Financial Statement Schedules, and Reports on
Form 8-K, continued

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

10.6b Trust under the Registrant's Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Registrant's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.7 Employee Stock Ownership Plan and Trust of the Registrant as amended (included as Exhibit 10.7 to the Registrant's Form 10-K dated December 31, 2000, previously filed with the commission and incorporated herein by reference).

10.8 Dividend Reinvestment and Share Purchases Plan of the Registrant as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Registrant's Form S3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

10.9 Key Individual Stock Option Plan of the Registrant dated March 19, 1997 (included as Exhibit 10.9 to the Registrant's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.10           Employment agreement of J. David Dyer, Jr.*

13 Southwest Georgia Financial Corporation Annual Report to Shareholders for the fiscal year ended December 31, 2002. With the exception of information expressly incorporated herein, the 2002 Annual Report to Shareholders is not deemed to be filed as part of this Report on Form 10-K.

Item 15 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued

16 Letter of change of certifying accountant (included as Exhibit 16 to the Registrant's Form 8-K dated November 20, 2002, previously filed with Commission and incorporated herein by reference).

21              Subsidiaries of the Registrant.

23.1            Consent of Thigpen, Jones, Seaton & Co., P.C..

23.2            Consent of Draffin & Tucker, LLP.

99.1            Certification by Chief Executive Officer, pursuant to
                18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2            Certification by Chief Financial Officer, pursuant to
                18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

b. A Form 8-K was filed by the Registrant on November 20, 2002, to report a change in the Registrant's independent auditors.

Exhibit Index

Exhibit
Number                 Description Of Exhibit                      Page Number

13          Southwest Georgia Financial Corporation Annual                 39
            Report to Shareholders for the fiscal year ended
            December 31, 2002.  With the exception of
            information expressly incorporated herein, the 2002
            Annual Report to Shareholders is not deemed to be
            filed as part of this Report on Form 10-K.

10.10       Employment agreement of J. David Dyer, Jr.                     72

21          Subsidiaries of the Registrant.                                89

23.1        Consent of Thigpen, Jones, Seaton & Co., P.C.                  90

23.2        Consent of Draffin & Tucker, LLP.                              91

99.1        Certification by Chief Executive Officer, pursuant
            to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.                 92

99.2        Certification by Chief Financial Officer, pursuant
            to 18 U.S.C. Section 1350, as adopted pursuant to
            Section 906 of the Sarbanes-Oxley Act of 2002.                 93

                                   -34-

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Southwest Georgia Financial Corporation
                                                (Registrant)

Date:March 26, 2003                By:  /s/ DeWitt Drew
                                        DEWITT DREW
                                        President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ DeWitt Drew                                        Date:  March 26, 2003
DEWITT DREW
President and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                                 Date:  March 26, 2003
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ John H. Clark                                      Date:  March 26, 2003
JOHN H. CLARK
Chairman of the Board of Directors

/s/ Cecil H. Barber                                    Date:  March 26, 2003
CECIL H. BARBER
Director

/s/ Michael J. McLean                                  Date:  March 26, 2003
MICHAEL J. MCLEAN
Director

/s/ Richard L. Moss                                    Date:  March 26, 2003
RICHARD L. MOSS
Director

/s/ Roy Reeves                                         Date:  March 26, 2003
ROY REEVES
Director

/s/ Johnny R. Slocumb                                  Date:  March 26, 2003
JOHNNY R. SLOCUMB
Director

/s/ Violet K. Weaver                                   Date:  March 26, 2003
VIOLET K. WEAVER
Director

/s/ C. Broughton Williams                              Date:  March 26, 2003
C. BROUGHTON WILLIAMS
Director

                               CERTIFICATIONS

I, DeWitt Drew, certify that:

1. I have reviewed this annual report on Form 10-K of Southwest Georgia Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


By:   /s/DeWitt Drew
      DeWitt Drew
      President and Chief Executive Officer
      Southwest Georgia Financial Corporation

                              CERTIFICATIONS

I, George R. Kirkland, certify that:

1. I have reviewed this annual report on Form 10-K of Southwest Georgia Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003


By:   /s/George R. Kirkland
      George R. Kirkland
      Senior Vice-President and Treasurer
      Southwest Georgia Financial Corporation