Form 10-Q
period 2003-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2003-05-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                YES     X                             NO ___________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                YES                                   NO       X

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                         Outstanding At April 15, 2003
     Common Stock, $1 Par Value                         3,300,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 2003

                              TABLE OF CONTENTS

                                                                        PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

a. Consolidated balance sheets (unaudited) - March 31, 2003 and
   December 31, 2002.                                                        2

b. Consolidated statements of income (unaudited) - for the three
   months ended March 31, 2003 and 2002.                                     3

c. Consolidated statements of comprehensive income (unaudited) -
   for the three months ended March 31, 2003 and 2002.                       4

d. Consolidated statements of cash flows (unaudited) for the three
   months ended March 31, 2003 and 2002.                                     5

e. Notes to Consolidated Financial Statements                                6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                 16

ITEM 4.   CONTROLS AND PROCEDURES                                           17

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION                                                 18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  18

SIGNATURE                                                                   19

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED BALANCE SHEETS(UNAUDITED)
                     March 31, 2003 and December 31, 2002
                                                    March 31,       December 31,
                                                      2003              2002
ASSETS
Cash and due from banks                           $ 11,361,038      $ 11,880,622
Interest-bearing deposits with banks                 2,504,071         3,996,485
Federal funds sold                                           0         2,000,000

Investment securities available for sale,
 at fair value                                      56,352,372        40,055,321
Securities to be held to maturity (estimated
 fair value of $63,124,729 and $68,492,520)         60,145,651        65,150,087
Total investment securities                        116,498,023       105,205,408

Loans                                              102,013,131       105,987,365
Less:  Unearned income                                 (49,301)          (54,066)
       Allowance for loan losses                    (2,016,907)       (1,899,738)
Net loans                                           99,946,923       104,033,561

Premises and equipment, net                          5,420,294         5,434,115
Foreclosed assets, net                               2,135,966         1,982,467
Intangible assets                                    2,280,489         2,361,477
Other assets                                         3,614,112         3,573,504
Total assets                                      $243,760,916      $240,467,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing                               $ 25,144,707      $ 28,924,659
NOW accounts                                        38,371,232        36,113,124
Money market                                        14,205,939        12,514,257
Savings                                             18,984,020        18,193,291
Certificates of deposit $100,000 and over           23,499,420        26,097,720
Other time accounts                                 67,638,130        68,080,299
Total deposits                                     187,843,448       189,923,350

Other borrowed funds                                 2,400,000         2,400,000
Long-term debt                                      15,977,360        11,041,252
Other liabilities                                    3,941,395         3,781,026
Total liabilities                                  210,162,203       207,145,628

Stockholders' equity:
Common stock - par value $1; authorized
 5,000,000 shares; issued 3,300,000 shares           3,300,000         3,300,000
Capital surplus                                      7,133,551         7,133,551
Retained earnings                                   28,948,597        28,403,347
Accumulated other comprehensive income               1,125,585         1,188,733
Treasury stock 722,575 shares for 2003
 and 711,075 for 2002, at cost                    (  6,909,020)     (  6,703,620)
Total stockholders' equity                          33,598,713        33,322,011
Total liabilities and stockholders' equity        $243,760,916      $240,467,639

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                        For The Three Months
                                                           Ended March 31,
                                                         2003          2002
Interest income:
Interest and fees on loans                           $ 1,924,254   $ 2,512,561
Interest and dividends on securities
 available for sale                                      337,023       238,950
Interest on taxable securities held to maturity          870,126       872,099
Interest on tax exempt securities
 available for sale                                      153,123       143,538
Interest on tax exempt securites held to maturity         38,339        33,720
Interest on federal funds sold                             1,546         6,019
Interest on deposits with banks                           18,720        12,773
Total interest income                                  3,343,131     3,819,660

Interest expense:
Interest on deposits                                     801,788     1,173,197
Interest on other borrowings                              18,700        28,938
Interest on long-term debt                               121,285        30,444
Total interest expense                                   941,773     1,232,579

Net interest income                                    2,401,358     2,587,081
Provision for loan losses                                150,000       150,000
Net interest income after provision for loan losses    2,251,358     2,437,081

Noninterest income:
Service charges on deposit accounts                      261,847       240,587
Income from trust services                                67,728        50,828
Income from retail brokerage services                     56,423        87,066
Income from insurance services                           264,541       239,234
Income from mortgage banking services                    879,910       627,052
Net gain(loss) on disposition of assets              (     2,100)       40,715
Other income                                              72,502        78,035
Total noninterest income                               1,600,851     1,363,517

Noninterest expense:
Salaries and employee benefits                         1,475,869     1,615,157
Occupancy expense                                        149,507       132,487
Equipment expense                                        134,918       115,823
Data processing expense                                  132,524       136,177
Amortization of intangible assets                         80,988        80,981
Other operating expenses                                 579,255       556,079
Total noninterest expenses                             2,553,061     2,636,704

Income before income taxes                             1,299,148     1,163,894
Provision for income taxes                               418,963       333,234
Net income                                           $   880,185   $   830,660

Earnings per share of common stock:
Net income, basic and diluted                        $      0.34   $      0.32
Dividends paid, basic and diluted                           0.13          0.12
Weighted average shares outstanding                    2,583,186     2,639,546

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                (UNAUDITED)

                                                        For The Three Months
                                                           Ended March 31,
                                                          2003          2002
Net income                                           $   880,185   $   830,660

Other comprehensive income, net of tax:
Unrealized gains on securities
 available for sale:
Unrealized holding gains(losses)
 arising during the period                            (   95,633)   (  107,818)
Federal income tax expense(benefit)                   (   32,515)   (   36,658)

Other comprehensive income (loss),
 net of tax                                           (   63,118)   (   71,160)

Total comprehensive income                           $   817,067   $   759,500

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                       For The Three Months
                                                          Ended March 31,
                                                       2003            2002
Cash flows from operating activities:
Net income                                         $   880,185     $   830,660
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses                              150,000         150,000
Depreciation                                           147,926         127,164
Net amortization and accretion
 of investment securities                               21,381          12,420
Amortization of intangibles                             80,988          80,981
Net loss (gain) on sale and disposal of assets           2,100     (    40,715)
Changes in:
 Other assets                                      (    30,074)    (   444,102)
 Other liabilities                                     192,884         177,714
Net cash provided by operating activities            1,445,390         894,122

Investing activities:
Proceeds from maturities of securities held
 to maturity                                         8,000,000       2,000,000
Proceeds from maturities of securities
 available for sale                                  2,587,842         576,020
Purchase of securities held to maturity            ( 2,997,500)    ( 1,993,750)
Purchase of securities available for sale          (19,000,000)    ( 4,972,487)
Net change in other short-term investments           2,000,000         630,000
Net change in loans                                  3,766,503       3,713,351
Purchase of premises and equipment                 (   133,104)    (    81,548)
Proceeds from sales of other assets                      3,000       1,251,639
Net change in interest-bearing deposits with banks   1,492,414     (   516,578)
Net cash provided(used) for investing activities   ( 4,280,845)        606,647

Financing activities:
Net change in deposits                             ( 2,079,902)    (    32,152)
Increase in long-term borrowings                     4,936,108         176,178
Cash dividends declared                            (   334,935)    (   311,167)
Payment for common stock                           (   205,400)    (   235,375)
Net cash provided(used) for financing activities     2,315,871     (   402,516)

Increase(decrease) in cash and due from banks      (   519,584)      1,098,253
Cash and due from banks - beginning of period       11,880,622       9,211,645
Cash and due from banks - end of period            $11,361,038     $10,309,898

NONCASH ITEMS:
Increase in foreclosed properties
and decrease in loans                              $   170,135     $   150,004
Unrealized gain(loss) on securities
available for sale                                 $(   63,118)    $(   71,160)

                                      -5-

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Southwest Georgia Financial Corporation and Subsidiaries (the "Corporation") conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies.

Principles of Consolidation

The consolidated financial statements include the accounts of Southwest Georgia Financial Corporation and its wholly-owned Subsidiaries, Southwest Georgia Bank (the "Bank") and Empire Financial Services, Inc. (the "Empire"). All significant intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with these evaluations, management obtains independent appraisals for significant properties.

A substantial portion of the Corporation's loans are secured by real estate located primarily in Georgia. Accordingly, the ultimate collection of these loans is susceptible to changes in the real estate market conditions of this market area.

Interest Bearing Deposits in Banks

Interest bearing deposits in banks mature within one year and are carried at cost.

Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value with unrealized gains and losses reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Long-Lived Assets

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been calculated primarily using the straight-line method for buildings and building improvements over the assets estimated useful lives. Equipment and furniture are depreciated using the modified accelerated recovery system method over the assets estimated useful lives for financial reporting and income tax purposes. The following estimated useful lives are used for financial statement purposes:

Land improvements                5 - 31 years
Building and improvements       10 - 40 years
Machinery and equipment          5 - 10 years
Computer equipment                3 - 5 years
Office furniture and fixtures    5 - 10 years

Certain leases are capitalized as assets for financial reporting purposes. Such capitalized assets are amortized, using the straight-line method, over the terms of the leases. Maintenance and repairs are charged to expense and betterments are capitalized.

Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed prior to any write-down of the asset. Impairment on intangibles is evaluated at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement.

Loans and Allowances for Loan Losses

Loans are stated at principal amounts outstanding less unearned income and the allowance for loan losses. Interest income is credited to income based on the principal amount outstanding at the respective rate of interest except for interest on certain installment loans made on a discount basis which is recognized in a manner that results in a level-yield on the principal outstanding.

Accrual of interest income is discontinued on loans when, in the opinion of management, collection of such interest income becomes doubtful. Accrual of interest on such loans is resumed when, in management's judgment, the collection of interest and principal becomes probable.

Fees on loans and costs incurred in origination of most loans are recognized at the time the loan is placed on the books. Because loan fees are not significant, the results on operations are not materially different from the results which would be obtained by accounting for loan fees and costs as amortized over the term of the loan as an adjustment of the yield.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely. The allowance is an amount which management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on evaluation of the collectibility of loans and prior loss experience. This evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolios, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality, and review of specific problem loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based upon changes in economic conditions. Also, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Foreclosed Assets

Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

Credit Related Financial Instruments

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.

Retirement Plans

The Corporation and its subsidiaries have pension plans covering substantially all employees. The Corporation makes annual contributions to the plans in amounts not exceeding the regulatory requirements.

Income Taxes

The Corporation and its subsidiaries file a consolidated income tax return. The subsidiaries provide for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reportable amounts in the financial statements that will result in taxable or deductible amounts in future years.

Recent Accounting Pronouncements

The Corporation adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets", effective January 1, 2002. This standard requires, among other things, that goodwill will not be amortized from the effective date of its adoption. Instead, goodwill and other intangibles will be subjected to an annual test for impairment of value. This will not only effect goodwill arising from acquisitions completed after the effective date, but will also effect any unamortized balance of goodwill and other intangible assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include cash on hand, noninterest-bearing deposit amounts due from banks, and highly liquid debt instruments purchased with an original maturity of three months or less.

Trust Department

Trust income is included in the accompanying consolidated financial statements on the cash basis in accordance with established industry practices. Reporting of such fees on the accrual basis would have no material effect on reported income.

Servicing and Origination Fees on Loans

The Corporation from its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts, deferred mortgage servicing rights as defined under FASB 65 and FASB 122, are not required to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response, advertising and accordingly has no advertising costs reported as assets on its balance sheet.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

This Form 10-Q report contains forward-looking statements in addition to historical information. The Corporation cautions that there are various factors that could cause actual results to differ materially from those indicated in the forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995; accordingly, there can be no assurance that such indicated results will be realized.

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. There are a variety of factors that could cause the Corporation's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements. These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Corporation's markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Corporation; the Corporation's effectiveness with implementing its strategies; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which the Corporation is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Corporation's filings with the Securities and Exchange Commission. The words "believe", "expect", "anticipate", "project", and similar expressions signify such forward-looking statements.

Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. The Corporation undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Corporation's current and subsequent filings with the Securities and Exchange Commission.


Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, Southwest Georgia Financial Corporation's (the "Corporation") cash flows are generated from interest and fee income as well as from loan repayments and the maturity or sale of other earning assets. In addition, liquidity is continuously provided through the acquisition of new deposits and borrowings or the rollover of maturing deposits and borrowings. The Corporation strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-earning liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary Southwest Georgia Bank (the "Bank") maintains relationships with correspondent banks which could provide funds to it on short notice, if needed.

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2003, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity.
At March 31, 2003, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2003, total capital increased $277 thousand to $33.6 million. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 11,500 shares of its common stock during the first three months of 2003 at an average price of $18.68 per share. There are approximately 150,000 shares authorized to be purchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.78 percent as of March 31, 2003. The Corporation is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's capital resources.

Results of Operations

The Corporation's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income, and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Corporation, the ability to generate net interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.


Comparison of Statements of Income

The Corporation's net income after taxes for the three-month period ending March 31, 2003, was $880 thousand compared with $831 thousand for the same period in 2002, representing an increase of $49 thousand, or 5.9 percent. The increase in 2003 net income for the quarter is primarily due to increases in income from mortgage banking services and decreases in salary and employee benefits expenses which were partially offset by decreases in net interest income.

Noninterest income for the first quarter of 2003 increased to $1.6 million, up $237 thousand from the same period a year ago. Its largest component, revenue from the mortgage banking business, was $880 thousand, up from $627 thousand, or 40% more than the same period last year. This, combined with year-to-date increases in service charges on deposit accounts, income from trust services, and income from insurance services more than offset declines in income from retail brokerage services, and net gains on the sale or abandonment of assets.

Total interest income decreased $477 thousand comparing the three months ended March 31, 2003 with the same period in 2002. The decrease for the three-month period is the result of decreases in interest and fees on loans. This decrease in interest income is primarily related to decreases in loan rates and in average volume of loans. The average yield on loans decreased 104 basis points comparing the three-month period with the same period in 2002. For the three-month period, the average volume of loans decreased $15.2 million compared with the same period last year.

The total interest expense decreased $291 thousand, or 23.6 percent, in the first quarter of 2003 compared with the same period in 2002. Over this period, the average balances on interest-bearing deposits decreased $4.0 million, or 2.4 percent. The decrease in interest expense is primarily related to decreases in the rate on interest-bearing deposits, partially offset by an increase in interest expense on long-term debt. The rate on time deposits decreased 140 basis points comparing the first three months of 2003 with the same period in 2002.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the first quarter of 2003 decreased $186 thousand, or 7.2 percent, compared with the same period in 2002. Net interest income for the quarter is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Corporation's net interest margin was 4.63 percent and 5.10 percent during the first quarter of 2003 and 2002, respectively.

Total noninterest expenses decreased by $84 thousand, or 3.2 percent, for the three months ended March 31, 2003 compared with the same periods in 2002. The majority, $139 thousand, of this decrease in noninterest expense was attributable to a reduction in salary and employee benefits and was partially offset by increases in expenses related to occupancy and equipment expenses. Other increases in noninterest expense compared with the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first three months of 2003, total assets increased $3.3 million, or 1.4 percent, from December 31, 2002, and increased $8.4 million, or 3.6 percent, from March 31, 2002.

The Corporation's loan portfolio of $102.0 million decreased 3.7 percent from the December 31, 2002, level of $105.9 million. The Corporation's continued focus on high credit standards combined with a soft economy has contributed to the decrease in loans. Loans, the major use of funds, represent 41.8 percent of total assets.

Investment securities and other short-term investments represent 48.8 percent of total assets. Investment securities increased $11.3 million since December 31, 2002. Other short-term investments decreased $3.5 million since December 31, 2002. This resulted in an overall increase in investments of $7.8 million. This increase in investment securities was due to the additional long-term borrowings from the Federal Home Loan Bank and better utilization of funds from loan pay-offs and shorter-term investments.

Deposits, the primary source of the Corporation's funds, decreased from $189.9 million at December 31, 2002, to $187.8 million at March 31, 2003. This decrease reflected a combination of the weaker economy reducing individual's cash assets and the increasingly competitive banking environment in the Corporation's territory. The Corporation believes its share of total deposits in Colquitt County remains relatively stable. At March 31, 2003, total deposits represented 77.1 percent of total assets.

The Corporation has increased its level of long-term borrowings with the Federal Home Loan Bank during the first quarter. These funds will replace some short-term advances to be paid back to the Federal Home Loan Bank in the second quarter of 2003, and these advances will be used to fund some long-term investments.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses improved to 1.98 percent of total loans outstanding at March 31, 2003, compared with 1.79 percent of loans outstanding at December 31, 2002. This increase reflected a strengthening of reserves, while non-performing assets as a percentage of total loans was 3.36%, down from 3.45% a year ago, as the quantity of non-performing loans declined. The majority of the non-performing asset balance was from one large property that was acquired by foreclosure. Management considers the allowance for loan losses as of March 31, 2003, adequate to cover potential losses in the loan portfolio.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Corporation's primary market risk lies within its exposure to interest rate movement. The Corporation has no foreign currency exchange rate risk,
commodity price risk, or any other material market risk.   The Corporation
has no trading investment portfolio. As a result, it does not hold any market risk-sensitive instruments, which would be subject to a trading environment which is characterized by volatile short-term movements in interest rates. Also, the Corporation has no interest rate swaps or other derivative instruments that are either designated and effective as hedges or which modify the interest rate characteristics of specified assets or liabilities. The Corporation's primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, the Corporation seeks to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. The Corporation attempts to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation's interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by management. The Corporation maintains an investment portfolio that staggers maturities and provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution's interest rate sensitivity.

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of March 31, 2003, the Corporation's one-year cumulative rate-sensitive assets represented 107 percent of the cumulative rate-sensitive liabilities compared with 76 percent for the same period in 2002. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. The Corporation has become asset-sensitive at the one-year gap position resulting from management borrowing some additional long-term funds to take advantage of the lower rates and to reduce the Corporation's interest rate risk from possible increasing short-term rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The

Corporation's asset and liability mix is monitored to ensure that the effects of interest rate movements in either direction are not significant over time.

ITEM 4.  CONTROLS AND PROCEDURES


The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of its disclosure controls and procedures (as defined in federal securities rules) within 90 days prior to the filing of this report. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION


In January of this year, the Corporation announced its decision to continue with its share repurchase program where it may repurchase up to 150,000 shares, or approximately 6%, of its common stock from time to time through January 31, 2004. The Board of Directors approved this common stock repurchase program in view of the strong capital position of Southwest Georgia Financial Corporation and its subsidiary, Southwest Georgia Bank.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. There have been no reports filed on Form 8-K for the quarter ended March 31, 2003.

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


Date:  May 14, 2003

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the corporation as of, and for, the periods presented in this quarterly report;

4. The Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation and we have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to the Corporation's auditors and the audit committee of the Corporation's board of directors:

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Corporation's ability to record, process, summarize and report financial data and have identified for the Corporation's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal controls; and

6. The Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003


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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the corporation as of, and for, the periods presented in this quarterly report;

4. The Corporation's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Corporation and we have:

  (a) designed such disclosure controls and procedures to ensure that material information relating to the Corporation, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  (b) evaluated the effectiveness of the Corporation's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Corporation's other certifying officer and I have disclosed, based on our most recent evaluation, to the Corporation's auditors and the audit committee of the Corporation's board of directors:

  (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Corporation's ability to record, process, summarize and report financial data and have identified for the Corporation's auditors any material weaknesses in internal controls; and

  (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Corporation's internal controls; and

6. The Corporation's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 14, 2003


By:     /s/George R. Kirkland
        George R. Kirkland
        Senior Vice-President and Treasurer
        Southwest Georgia Financial Corporation