Form 10-Q
period 2003-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2003-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 2003

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

     YES                                                    NO        X

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                              Outstanding At July 15, 2003
  Common Stock, $1 Par Value                              3,301,000

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 2003

                              TABLE OF CONTENTS

                                                                         PAGE #

PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

   a.  Consolidated balance sheets (unaudited) - June 30, 2003 and
       December 31, 2002.                                                     2

   b.  Consolidated statements of income (unaudited) - for the six
       months and the three months ended June 30, 2003 and 2002.              3

   c.  Consolidated statements of comprehensive income (unaudited) -
       for the six months and the three months ended June 30, 2003
       and 2002.                                                              4

   d.  Consolidated statements of cash flows (unaudited) for the six
       months ended June 30, 2003 and 2002.                                   5

   e.  Notes to Consolidated Financial Statements                             6


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        17

 ITEM 4.   CONTROLS AND PROCEDURES                                           18

PART II - OTHER INFORMATION

 ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               19

 ITEM 6.   OTHER INFORMATION                                                 20

 ITEM 7.   EXHIBITS AND REPORTS ON FORM 8-K                                  20

SIGNATURE                                                                    21

                SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                 June 30, 2003 and December 31, 2002
                                                June 30,     December 31,
                                                  2003           2002
ASSETS
Cash and due from banks                      $ 10,610,861   $ 11,880,622
Interest-bearing deposits with banks               50,076      3,996,485
Federal funds sold                                      0      2,000,000

Investment securities available
 for sale, at fair value                       63,316,369     40,055,321
Investment securities held to maturity
 (estimated fair value of $58,209,787
 and $68,492,520)                              55,144,920     65,150,087
Total investment securities                   118,461,289    105,205,408

Loans                                          99,403,796    105,987,365
Less:  Unearned income                            (51,907)       (54,066)
       Allowance for loan losses               (2,087,790)    (1,899,738)
Loans, net                                     97,264,099    104,033,561

Premises and equipment                          5,121,221      5,434,115
Foreclosed assets, net                          1,172,604      1,982,467
Intangible assets                               2,199,502      2,361,477
Other assets                                    3,514,655      3,573,504

Total assets                                 $238,394,307   $240,467,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing                          $ 25,593,552   $ 28,924,659
NOW accounts                                   32,298,117     36,113,124
Money Market                                   17,398,554     12,514,257
Savings                                        19,197,729     18,193,291
Certificates of deposit $100,000 and over      26,168,575     26,097,720
Other time accounts                            65,651,624     68,080,299
Total deposits                                186,308,151    189,923,350

Other borrowed funds                            5,000,000      2,400,000
Long-term debt                                 10,973,169     11,041,252
Other liabilities                               3,171,502      3,781,026
Total liabilities                             205,452,822    207,145,628

Stockholders' equity:
Common stock - par value $1; authorized
 5,000,000 shares; issued 3,301,000 shares      3,301,000      3,300,000
Capital surplus                                 7,147,551      7,133,551
Retained earnings                              28,245,928     28,403,347
Accumulated other comprehensive income          1,586,173      1,188,733
Treasury stock 744,575 shares for 2003 and
 711,075 shares for 2002, at cost              (7,339,167)    (6,703,620)
Total stockholders' equity                     32,941,485     33,322,011

Total liabilities and stockholders' equity   $238,394,307   $240,467,639

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                             Ended June 30,
                                                          2003           2002
Interest income:
Interest and fees on loans                              $1,928,704   $2,322,390
Interest and dividend on securities available for sale     492,875      258,214
Interest on taxable securities held to maturity            752,394      941,572
Interest on tax exempt securities available for sale       153,026      143,547
Interest on tax exempt securities held to maturity          42,497       33,721
Interest on federal funds sold                                   0        2,878
Interest on deposits with banks                             10,424       10,568
Total interest income                                    3,379,920    3,712,890

Interest expense:
Interest on deposits                                       728,810    1,028,772
Interest federal funds purchased                               619        1,670
Interest on other borrowings                                49,925       25,472
Interest on long-term debt                                 116,383       89,653
Total interest expense                                     895,737    1,145,567

Net interest income                                      2,484,183    2,567,323
Provision for loan losses                                  150,000      105,000
Net interest income after provision for loan losses      2,334,183    2,462,323

Noninterest income:
Service charges on deposit accounts                        292,627      265,333
Income from trust services                                  66,075       50,004
Income from retail brokerage services                       78,096       59,011
Income from insurance services                             210,302      219,341
Income from mortgage banking services                      829,442      867,091
Net gain (loss) on disposition of assets                (1,850,762)    (286,200)
Net gain (loss) on sale of securities                            0      121,270
Other income                                                17,366       38,963
Total noninterest income                                  (356,854)   1,334,813

Noninterest expense:
Salaries and employee benefits                           1,412,362    1,544,994
Occupancy expense                                          149,541      127,674
Equipment expense                                          134,026      119,060
Data processing expense                                    140,536      138,824
Amortization of intangible assets                           80,987       80,982
Other operating expenses                                   680,864      568,577
Total noninterest expenses                               2,598,316    2,580,111

Income (loss) before income taxes                         (620,987)   1,217,025
Provision (benefit) for income taxes                      (250,653)     316,145
Net income (loss)                                       $ (370,334)  $  900,880

Earnings per share of common stock:
Net income (loss), basic & diluted                      $    (0.14)  $     0.34
Dividends paid, basic & diluted                               0.13         0.12
Weighted average shares outstanding                      2,565,293    2,626,987

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                           For The Six Months
                                                             Ended June 30,
                                                            2003        2002
Interest income:
Interest and fees on loans                               $3,852,958  $4,834,951
Interest and dividend on securities available for sale      829,898     497,164
Interest on taxable securities held to maturity           1,622,520   1,813,671
Interest on tax exempt securities available for sale        306,149     287,085
Interest on tax exempt securities held to maturity           80,836      67,441
Interest on federal funds sold                                1,546       8,897
Interest on deposits with banks                              29,144      23,341
Total interest income                                     6,723,051   7,532,550

Interest expense:
Interest on deposits                                      1,530,598   2,201,969
Interest federal funds purchased                                619       1,670
Interest on other borrowings                                 68,625      54,410
Interest on long-term debt                                  237,668     120,097
Total interest expense                                    1,837,510   2,378,146

Net interest income                                       4,885,541   5,154,404
Provision for loan losses                                   300,000     255,000
Net interest income after provision for loan losses       4,585,541   4,899,404

Noninterest income:
Service charges on deposit accounts                         554,474     505,920
Income from trust services                                  133,803     100,832
Income from retail brokerage services                       134,519     146,077
Income from insurance services                              474,843     458,575
Income from mortgage banking services                     1,709,352   1,494,143
Net gain (loss) on disposition of assets                 (1,852,862)   (245,485)
Net gain (loss) on sale of securities                             0     121,270
Other income                                                 89,868     116,998
Total noninterest income                                  1,243,997   2,698,330

Noninterest expense:
Salaries and employee benefits                            2,888,231   3,160,151
Occupancy expense                                           299,048     260,161
Equipment expense                                           268,944     234,883
Data processing expense                                     273,060     275,001
Amortization of intangible assets                           161,975     161,963
Other operating expenses                                  1,260,119   1,124,656
Total noninterest expenses                                5,151,377   5,216,815

Income (loss) before income taxes                           678,161   2,380,919
Provision (benefit) for income taxes                        168,310     649,379
Net income (loss)                                        $  509,851  $1,731,540

Earnings per share of common stock:
Net income (loss), basic & diluted                       $     0.20  $     0.66
Dividends paid, basic & diluted                                0.26        0.24
Weighted average shares outstanding                       2,574,190   2,633,232








                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                             Ended June 30,
                                                          2003           2002
Net income                                              $ (370,334)  $  900,880
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
   during the period                                       697,860      948,709
Federal income tax expense                                 237,272      322,561
Other comprehensive income, net of tax:                    460,588      626,148

Total comprehensive income                              $   90,254   $1,527,028







                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                           For The Six Months
                                                             Ended June 30,
                                                            2003        2002
Net income                                              $  509,851   $1,731,540
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
   during the period                                       602,227      840,892
Federal income tax expense                                 204,757      285,903
Other comprehensive income, net of tax:                    397,470      554,989

Total comprehensive income                              $  907,321   $2,286,529

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                          For The Six Months
                                                            Ended June 30,
                                                          2003           2002
Cash flows from operating activities:
Net income                                           $   509,851    $ 1,731,540
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses                                300,000        255,000
Depreciation                                             295,851        254,327
Net amortization and accretion of
 investment securities                                    48,645         21,772
Amortization of intangibles                              161,975        161,963
Net loss (gain) on sale and disposal of assets         1,859,161        129,015
Changes in:
 Other assets                                             47,251    (   675,933)
 Other liabilities                                   (   814,281)   (   623,561)
Net cash provided by operating activities              2,408,453      1,254,123

Investing activities:
Proceeds from maturities of securities
 held to maturity                                     13,000,000      8,000,000
Proceeds from maturities of securities
 available for sale                                   20,285,171      1,977,370
Proceeds from sale of securities available for sale            0        483,270
Purchase of securities held to maturity              ( 2,997,500)   (10,079,712)
Purchase of securities available for sale            (42,990,000)   ( 5,971,862)
Net change in other short-term investments             2,000,000    (   870,000)
Net change in loans                                    5,217,851      7,734,504
Purchase of premises and equipment                   (   264,945)   (   287,469)
Proceeds from sales of other assets                      495,899      1,770,939
Net change in interest-bearing deposits with banks     3,946,409    (   720,273)
Net cash provided(used) for investing activities     ( 1,307,115)     2,036,767

Financing activities:
Net change in deposits                               ( 3,615,199)   ( 6,679,100)
Net change in short-term borrowings                    2,600,000    ( 2,400,000)
Net change in long-term borrowings                   (    68,083)     5,172,269
Cash dividends declared                              (   667,270)   (   620,904)
Proceeds from the exercise of stock options               15,000              0
Payment for common stock                             (   635,547)   (   434,260)
Net cash provided(used) for financing activities     ( 2,371,099)   ( 4,961,995)

Increase(decrease) in cash and due from banks        ( 1,269,761)   ( 1,671,105)
Cash and due from banks - beginning of period         11,880,622      9,211,645
Cash and due from banks - end of period              $10,610,861    $ 7,540,540

NONCASH ITEMS:
Increase in foreclosed properties
 and decrease in loans                               $ 1,251,611    $   218,947
Unrealized gain(loss) on securities
 available for sale                                  $   397,470    $   554,989

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 2003, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2003, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2003, total capital decreased $381 thousand to $32.9 million. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 33,500 shares of its common stock during the first six months of 2003 at an average price of $18.97 per share. There are approximately 150,000 shares authorized to be purchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.82 percent as of June 30, 2003. The Corporation is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's capital resources.

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


Comparison of Statements of Income

The Corporation's net loss after taxes for the three-month period ending June 30, 2003, was $370 thousand compared with a net income of $901 thousand for the same period in 2002, representing a decrease of $1.271 million, or 141 percent. For the first six months of 2003, the Corporation earned a net income of $510 thousand or $.20 per share compared to 1.732 million or $.66 per share in 2002. The 1.222 million decline in net income is primarily related to the $1.739 million pre-tax charge for the transfer of the Corporation's largest nonperforming asset, for a nominal fee of $200,000, to the Georgia Trust for Historical Preservation.

Total noninterest income decreased $1.455 million for the six months ended June 30, 2003, compared with the same period in 2002. Comparison of three months income declined $1.692 million compared with 2002. The majority of this quarterly decline was due to the $1.739 million pre-tax charge for the foreclosed property, as noted earlier. For the first six months of 2003, another large component of noninterest income, mortgage banking income, was $1.709 million, up from $1.494 million in 2002. During the second quarter of 2003, the mortgage banking origination fees were down, but income from servicing fees were up compared with the previous quarter and same period a year ago. Other increases in noninterest income were service charges on deposit accounts, income from trust services, and income from insurance services.

Total interest income decreased $333 thousand comparing the three months ended June 30, 2003 with the same period in 2002. For the first six months of 2003, total interest income decreased $809 thousand comparing the same period in 2002. The decrease for the three-month period and the six-month period is the result of decreases in interest and fees on loans. This decrease in interest income is primarily related to decreases in loan rates and in average volume of loans. The average yield on loans decreased 28 basis points comparing the three-month period and decreased 66 basis points comparing the six-month period with the same periods in 2002. The average volume of loans decreased $16.2 million for the three-month period and decreased $15.7 million for the six-month period compared with the same periods last year.

The total interest expense decreased $250 thousand, or 21.8 percent, in the second quarter of 2003 compared with the same period in 2002. The total interest expense for the six-month period ended June 30, 2003 decreased $541 thousand, or 22.7 percent, compared with the same period in 2002. Over this period, the average balances on interest-bearing deposits decreased $1.9 million, or 1.1 percent. The decrease in interest expense is primarily related to decreases in the rate on interest-bearing deposits, partially offset by an increase in interest expense on long-term debt and in interest on other borrowings. The rate on time deposits decreased 118 basis points comparing the first six months of 2003 with the same period in 2002. Interest on long-term debt increased $27 thousand, or 29.8 percent, during the second quarter of 2003 and increased $118 thousand, or 97.9 percent, for the first six months of 2003 compared with the same periods in 2002.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 2003 decreased $83 thousand, or 3.2 percent, compared with the same period in 2002. Net interest income for the first six months of 2003 was $4.9 million compared with $5.2 million for the same period in 2002. Net interest income is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Corporation's net interest margin was 4.69 percent and
4.96 percent during the second quarter of 2003 and 2002, respectively.
During the six-month period ended June 30, 2003, the Corporation's net interest margin was 4.66 percent compared with 5.03 percent for the same period in 2002.

Total noninterest expenses increased by $18 thousand, or less than 1.0 percent, for the three months ended June 30, 2003 and decreased $65 thousand for the six months ended June 30, 2003 compared with the same periods in 2002. The majority, $272 thousand, of this decrease in noninterest expense was attributable to a reduction in salary and employee benefits and was partially offset by increases in expenses related to occupancy and equipment expenses. Other operating expenses increased by $112 thousand for three months ended and $135 thousand for six months ended June 30, 2003 compared with 2002. The majority of this increase, $89 thousand for six months, was mainly due to operating losses from foreclosed property which the Corporation continued to operate until this quarter when the property was transferred to the Georgia Trust for Historical Preservation. Net operating expenses related to the operations of this facility for the six month period were $242 thousand and management feels that the disposition of the property will have a positive impact on future annual earnings of approximately $300 thousand. Other increases in noninterest expense compared with the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first six months of 2003, total assets decreased $2.1 million, or
0.9 percent, from December 31, 2002, and increased $6.6 million, or 2.8 percent, from June 30, 2002.

The Corporation's loan portfolio of $99.4 million decreased 6.2 percent from the December 31, 2002, level of $105.9 million. The Corporation's continued focus on high credit standards combined with a soft economy has contributed to the decrease in loans. Loans, the major use of funds, represent 41.7 percent of total assets.

Investment securities and other short-term investments represent 49.7 percent of total assets. Investment securities increased $13.2 million since December 31, 2002. Other short-term investments decreased $5.9 million since December 31, 2002. This resulted in an overall increase in investments of $7.3 million. This increase in investment securities was due to the additional long-term borrowings from the Federal Home Loan Bank and better utilization of funds from loan pay-offs and shorter-term investments.

Deposits, the primary source of the Corporation's funds, decreased from $189.9 million at December 31, 2002, to $186.3 million at June 30, 2003.
This decrease reflected a combination of the weaker economy reducing individual's cash assets and the increasingly competitive banking environment in the Corporation's territory. The Corporation believes its share of total deposits in Colquitt County remains relatively stable. At June 30, 2003, total deposits represented 78.2 percent of total assets.

The Corporation increased its level of long-term borrowings with the Federal Home Loan Bank during the first quarter. These funds replaced some short-term advances paid back to the Federal Home Loan Bank in the second quarter of 2003, and these advances were also used to fund some longer-term investments.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses improved to 2.10 percent of total loans outstanding at June 30, 2003, compared with 1.79 percent of loans outstanding at December 31, 2002. This increase reflected a strengthening of reserves, while non-performing assets as a percentage of total loans was 1.75%, down from 3.11% a year ago, as the quantity of non-performing loans declined. The majority of the non-performing asset decline was from one large property that was disposed of in the second quarter. Management considers the allowance for loan losses as of June 30, 2003, adequate to cover potential losses in the loan portfolio.

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of June 30, 2003, the Corporation's one-year cumulative rate-sensitive assets represented 110 percent of the cumulative rate-sensitive liabilities compared with 72 percent for the same period in 2002. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. The Corporation has become asset-sensitive at the one-year gap position resulting from management borrowing some additional long-term funds to take advantage of the lower rates and to reduce the Corporation's interest rate risk from possible increasing short-term rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored to ensure that the effects of interest rate movements in either direction are not significant over time.

ITEM 4.  CONTROLS AND PROCEDURES

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. - OTHER INFORMATION


ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  Date - May 27, 2003 - annual shareholders' meeting.

(b)  Elected the following directors:
        Cecil H. Barber             Roy H. Reeves
        John H. Clark               Johnny R. Slocumb
        DeWitt Drew                 Violet K. Weaver
        Michael J. McLean           C. Broughton Williams, Jr.
        Richard L. Moss


     Director Emeritus:
        Albert W. Barber
        Leo T. Barber, Jr.
        Mrs. Kenneth V. Cope
        Robert M. Duggan
        E. J. McLean, Jr.
        Earl D. Moore
        Jack Short
        Mrs. Hugh Turner


(c)  The following matter was voted on at the annual shareholders' meeting.

                                           Number Of         Percent Of
                                          Votes Cast      Outstanding Shares
                                                                >C>
     (1)  Election Of Directors            2,048,385            79.40%

          Against                              6,164              .30%

          Total Shares Voted               2,054,549            79.70%

ITEM 6.  OTHER INFORMATION

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


ITEM 7.  EXHIBITS AND REPORTS ON FORM 8-K

a. There have been no reports filed on Form 8-K for the quarter ended June 30, 2003.

b. Exhibit 31.1   Section 302 Certification of Periodic Financial Report by
                  Chief Executive Officer.

c. Exhibit 31.2   Section 302 Certification of Periodic Financial Report by
                  Chief Financial Officer.

b. Exhibit 32.1   Section 906 Certification of Periodic Financial Report by
                  Chief Executive Officer.

c. Exhibit 32.2   Section 906 Certification of Periodic Financial Report by
                  Chief Financial Officer.

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


Date:  August 14, 2003