Form 10-Q
period 2003-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2003-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2003

[   ]  Transition report under Section 13 or 15(d) of the Exchange Act.
           For the transition period from __________ to __________

             Commission file number                       1-12053

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
      (Exact Name Of Small Business Issuer as specified in its Charter)

           Georgia                                          58-1392259
 (State Or Other Jurisdiction Of                        (I.R.S. Employer
  Incorporation Or Organization)                         Identification No.)

               201 FIRST STREET, S.E., MOULTRIE, GEORGIA  31768
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

     YES                                                    NO        X

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            Class                             Outstanding At October 15, 2003
  Common Stock, $1 Par Value                              3,302,750

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                              TABLE OF CONTENTS

                                                                         PAGE #

PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

   a.  Consolidated balance sheets - September 30, 2003 (unaudited) and
       December 31, 2002.                                                     2

   b.  Consolidated statements of income (unaudited) - for the nine
       months and the three months ended September 30, 2003 and 2002.         3

   c.  Consolidated statements of comprehensive income (unaudited) -
       for the nine months and the three months ended September 30,
       2003 and 2002.                                                         4

   d.  Consolidated statements of cash flows (unaudited) for the nine
       months ended September 30, 2003 and 2002.                              5

   e.  Notes to Consolidated Financial Statements                             6


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        17

 ITEM 4.   CONTROLS AND PROCEDURES                                           18

PART II - OTHER INFORMATION

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                  19

SIGNATURE                                                                    20

                SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED BALANCE SHEETS
                September 30, 2003 and December 31, 2002
                                             (Unaudited)
                                            September 30,    December 31,
                                                 2003            2002
ASSETS
Cash and due from banks                      $  9,657,443   $ 11,880,622
Interest-bearing deposits with banks               53,918      3,996,485
Federal funds sold                                      0      2,000,000

Investment securities available
 for sale, at fair value                       76,184,461     40,055,321
Investment securities held to maturity
 (estimated fair value of $52,505,687
 and $68,492,520)                              50,318,942     65,150,087
Total investment securities                   126,503,403    105,205,408

Loans                                          94,614,208    105,987,365
Less:  Unearned income                            (52,376)       (54,066)
       Allowance for loan losses               (2,337,811)    (1,899,738)
Loans, net                                     92,224,021    104,033,561

Premises and equipment                          5,239,007      5,434,115
Foreclosed assets, net                          1,139,297      1,982,467
Intangible assets                               2,118,514      2,361,477
Other assets                                    3,585,666      3,573,504
Total assets                                 $240,521,269   $240,467,639

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest bearing                          $ 23,459,630   $ 28,924,659
NOW accounts                                   33,703,601     36,113,124
Money Market                                   13,913,924     12,514,257
Savings                                        19,239,450     18,193,291
Certificates of deposit $100,000 and over      25,716,226     26,097,720
Other time accounts                            63,445,093     68,080,299
Total deposits                                179,477,924    189,923,350

Federal funds purchased                           480,000              0
Other borrowed funds                           10,000,000      2,400,000
Long-term debt                                 13,805,714     11,041,252
Other liabilities                               4,201,792      3,781,026
Total liabilities                             207,965,430    207,145,628

Stockholders' equity:
Common stock - par value $1; authorized
 5,000,000 shares; issued 3,302,750 shares      3,302,750      3,300,000
Capital surplus                                 7,172,051      7,133,551
Retained earnings                              28,866,326     28,403,347
Accumulated other comprehensive income            780,204      1,188,733
Treasury stock 755,075 shares for 2003 and
 711,075 shares for 2002, at cost              (7,565,492)    (6,703,620)
Total stockholders' equity                     32,555,839     33,322,011
Total liabilities and stockholders' equity   $240,521,269   $240,467,639

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                          Ended September 30,
                                                          2003           2002
Interest income:
Interest and fees on loans                              $1,734,492   $2,265,508
Interest and dividend on securities available for sale     567,246      267,953
Interest on taxable securities held to maturity            704,979      901,064
Interest on tax exempt securities available for sale       156,736      146,704
Interest on tax exempt securities held to maturity          34,649       34,008
Interest on federal funds sold                                   0        6,698
Interest on deposits with banks                              3,959       11,540
Total interest income                                    3,202,061    3,633,475

Interest expense:
Interest on deposits                                       627,377      914,863
Interest federal funds purchased                             2,606          294
Interest on other borrowings                                60,168       34,991
Interest on long-term debt                                 109,844       98,654
Total interest expense                                     799,995    1,048,802

Net interest income                                      2,402,066    2,584,673
Provision for loan losses                                  150,000      120,000
Net interest income after provision for loan losses      2,252,066    2,464,673

Noninterest income:
Service charges on deposit accounts                        376,534      294,735
Income from trust services                                  71,510       58,492
Income from retail brokerage services                       62,215       45,168
Income from insurance services                             236,487      217,869
Income from mortgage banking services                      886,915      797,125
Net gain (loss) on disposition of assets                    18,985     (  7,941)
Net gain (loss) on sale of securities                            0            0
Other income                                                16,442       22,323
Total noninterest income                                 1,669,088    1,427,771

Noninterest expense:
Salaries and employee benefits                           1,414,635    1,536,352
Occupancy expense                                          159,751      161,932
Equipment expense                                          126,013      117,731
Data processing expense                                    132,384      126,718
Amortization of intangible assets                           80,988       80,981
Other operating expenses                                   524,504      527,037
Total noninterest expenses                               2,438,275    2,550,751

Income before income taxes                               1,482,879    1,341,693
Provision for income taxes                                 531,348      413,090
Net income                                              $  951,531   $  928,603

Earnings per share of common stock:
Net income, basic & diluted                             $     0.37   $     0.35
Dividends paid, basic & diluted                               0.13         0.12
Weighted average shares outstanding                      2,550,729    2,613,793

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                           For The Nine Months
                                                           Ended September 30,
                                                            2003        2002
Interest income:
Interest and fees on loans                               $5,587,450  $7,100,459
Interest and dividend on securities available for sale    1,397,144     765,117
Interest on taxable securities held to maturity           2,327,499   2,714,735
Interest on tax exempt securities available for sale        462,885     433,789
Interest on tax exempt securities held to maturity          115,485     101,449
Interest on federal funds sold                                1,546      15,595
Interest on deposits with banks                              33,103      34,881
Total interest income                                     9,925,112  11,166,025

Interest expense:
Interest on deposits                                      2,157,975   3,116,832
Interest federal funds purchased                              3,225       1,964
Interest on other borrowings                                128,793      89,401
Interest on long-term debt                                  347,512     218,751
Total interest expense                                    2,637,505   3,426,948

Net interest income                                       7,287,607   7,739,077
Provision for loan losses                                   450,000     375,000
Net interest income after provision for loan losses       6,837,607   7,364,077

Noninterest income:
Service charges on deposit accounts                         931,008     800,655
Income from trust services                                  205,313     159,324
Income from retail brokerage services                       196,734     191,245
Income from insurance services                              711,330     676,444
Income from mortgage banking services                     2,596,267   2,291,268
Net gain (loss) on disposition of assets                 (1,833,877)   (253,426)
Net gain (loss) on sale of securities                             0     121,270
Other income                                                106,310     139,321
Total noninterest income                                  2,913,085   4,126,101

Noninterest expense:
Salaries and employee benefits                            4,302,866   4,696,503
Occupancy expense                                           458,799     422,093
Equipment expense                                           394,957     352,614
Data processing expense                                     405,444     401,719
Amortization of intangible assets                           242,963     242,944
Other operating expenses                                  1,784,623   1,651,693
Total noninterest expenses                                7,589,652   7,767,566

Income before income taxes                                2,161,040   3,722,612
Provision for income taxes                                  699,658   1,062,469
Net income                                               $1,461,382  $2,660,143

Earnings per share of common stock:
Net income, basic & diluted                              $     0.57  $     1.01
Dividends paid, basic & diluted                                0.39        0.36
Weighted average shares outstanding                       2,566,284   2,626,681








                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                          Ended September 30,
                                                          2003           2002
Net income                                              $  951,531   $  928,603
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
   during the period                                    (1,221,165)     993,106
Federal income tax expense                                (415,196)     337,656
Other comprehensive income, net of tax:                   (805,969)     655,450

Total comprehensive income                              $  145,562   $1,584,053







                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                           For The Nine Months
                                                           Ended September 30,
                                                            2003        2002
Net income                                              $1,461,382   $2,660,143
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
   during the period                                      (618,968)   1,833,998
Federal income tax expense                                (210,439)     623,559
Other comprehensive income, net of tax:                   (408,529)   1,210,439

Total comprehensive income                              $1,052,853   $3,870,582

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                          For The Nine Months
                                                          Ended September 30,
                                                          2003           2002
Cash flows from operating activities:
Net income                                           $ 1,461,382    $ 2,660,143
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses                                450,000        375,000
Depreciation                                             443,777        380,613
Net amortization and accretion of
 investment securities                                    70,249         39,553
Amortization of intangibles                              242,963        242,944
Net loss (gain) on sale and disposal of assets         1,833,876        136,955
Changes in:
 Other assets                                        (    25,109)   (   480,335)
 Other liabilities                                       631,205    (   189,916)
Net cash provided by operating activities              5,108,343      3,164,957

Investing activities:
Proceeds from maturities of securities
 held to maturity                                     17,830,000     10,785,000
Proceeds from maturities of securities
 available for sale                                   30,863,513      2,366,461
Proceeds from sale of securities available for sale      192,400        483,270
Purchase of securities held to maturity              ( 2,997,500)   (10,589,712)
Purchase of securities available for sale            (67,875,624)   (12,064,308)
Net change in other short-term investments             2,000,000    (   195,000)
Net change in loans                                   10,014,140      9,645,131
Purchase of premises and equipment                   (   552,457)   (   399,718)
Proceeds from sales of other assets                      671,493      1,840,939
Net change in interest-bearing deposits with banks     3,942,567    (   303,524)
Net cash provided(used) for investing activities     ( 5,911,468)     1,568,539

Financing activities:
Net change in deposits                               (10,445,426)   (11,651,884)
Net change in federal funds purchased                    480,000              0
Net change in short-term borrowings                    7,600,000              0
Net change in long-term borrowings                     2,764,462      7,768,314
Cash dividends declared                              (   998,468)   (   928,886)
Proceeds from the exercise of stock options               41,250              0
Payment for common stock                             (   861,872)   (   688,240)
Net cash provided(used) for financing activities     ( 1,420,054)   ( 5,500,696)

Increase(decrease) in cash and due from banks        ( 2,223,179)   (   767,200)
Cash and due from banks - beginning of period         11,880,622      9,211,645
Cash and due from banks - end of period              $ 9,657,443    $ 8,444,445

NONCASH ITEMS:
Increase in foreclosed properties
 and decrease in loans                               $ 1,345,400    $   218,947
Unrealized gain(loss) on securities
 available for sale                                  $(  408,499)   $ 1,210,438

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

Principles of Consolidation

The consolidated financial statements include the accounts of Southwest Georgia Financial Corporation and its wholly-owned Subsidiaries, Southwest Georgia Bank ("the Bank") and Empire Financial Services, Inc. ("Empire").
All significant intercompany accounts and transactions have been eliminated in the consolidation.

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


Liquidity and Capital Resources

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Corporation's cash flows are generated from interest and fee income as well as from loan repayments and the maturity or sale of other earning assets. In addition, liquidity is continuously provided through the acquisition of new deposits and borrowings or the rollover of maturing deposits and borrowings. The Corporation strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-earning liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the subsidiary Southwest Georgia Bank (the "Bank") maintains relationships with correspondent banks which could provide funds to it on short notice, if needed.

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2003, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At September 30, 2003, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2003, total capital decreased $766 thousand to $32.5 million. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 44,000 shares of its common stock during the first nine months of 2003 at an average price of $19.59 per share. There are approximately 150,000 shares authorized to be purchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of
13.54 percent as of September 30, 2003. The Corporation is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's capital resources.


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

Comparison of Statements of Income

The Corporation's net income after taxes for the three-month period ending September 30, 2003, was $952 thousand compared with a net income of $929 thousand for the same period in 2002, representing an increase of $23 thousand, or 2.5 percent. The earnings improvement was primarily a result of a 17 percent increase in noninterest income combined with reduced expenses which more than offset lower net interest income and a higher provision for loan loss. For the first nine months of 2003, the Corporation earned a net income of $1.461 million or $.57 per share compared with $2.660 million or $1.01 per share in 2002. The $1.2 million decline in net income is primarily related to the $1.739 million pre-tax charge for the transfer of the Corporation's largest nonperforming asset, for a nominal fee of $200,000, to the Georgia Trust for Historical Preservation during the second quarter of this year.

Total noninterest income decreased $1.213 million for the nine months ended September 30, 2003, compared with the same period in 2002. The majority of the nine-month decline was due to the $1.739 million pre-tax charge for the foreclosed property, as noted earlier. For the first nine months of 2003, another large component of noninterest income, mortgage banking income, was $2.596 million, up from $2.291 million in 2002. During the third quarter of 2003, noninterest income increased 17 percent to $1.669 million compared with $1.427 million in the same quarter last year. All significant lines of noninterest income showed increases both year-to-date and for the third quarter when compared with like periods from the prior year

Total interest income decreased $431 thousand comparing the three months ended September 30, 2003 with the same period in 2002. For the first nine months of 2003, total interest income decreased $1.240 million comparing the same period in 2002. The decrease for the three-month period and the nine-month period is the result of decreases in interest and fees on loans. This decrease in interest income is primarily related to decreases in loan rates and in average volume of loans. The average yield on loans decreased 81 basis points comparing the three-month period and decreased 73 basis points comparing the nine-month period with the same periods in 2002. The average volume of loans decreased $15.7 million for the nine-month period compared with the same period last year.

The total interest expense decreased $249 thousand, or 23.7 percent, in the third quarter of 2003 compared with the same period in 2002. The total interest expense for the nine-month period ended September 30, 2003 decreased $789 thousand, or 23.0 percent, compared with the same period in 2002. Over this period, the average balances on interest-bearing deposits decreased $1.2 million, or 0.7 percent. The decrease in interest expense is primarily related to decreases in the rate on interest-bearing deposits, partially offset by an increase in interest expense on long-term debt and in interest on other borrowings. The rate on time deposits decreased 88 basis points comparing the first nine months of 2003 with the same period in 2002.

Interest on long-term debt increased $11 thousand, or 11.3 percent, during the third quarter of 2003 and increased $129 thousand, or 58.9 percent, for the first nine months of 2003 compared with the same periods in 2002.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 2003 decreased $183 thousand, or 7.1 percent, compared with the same period in 2002. Net interest income for the first nine months of 2003 was $7.3 million compared with $7.7 million for the same period in 2002. Net interest income is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Corporation's net interest margin was 4.56 percent and 5.02 percent during the third quarter of 2003 and 2002, respectively. During the nine-month period ended September 30, 2003, the Corporation's net interest margin was 4.63 percent compared with 5.03 percent for the same period in 2002.

Total noninterest expenses decreased by $112 thousand, or 4.4 percent, for the three months ended September 30, 2003 and decreased $178 thousand for the nine months ended September 30, 2003 compared with the same periods in 2002. The majority, $394 thousand, of this decrease in noninterest expense was attributable to a reduction in salary and employee benefits and was partially offset by increases in expenses related to occupancy and equipment expenses. Other operating expenses increased by $133 thousand for nine months ended September 30, 2003 compared with 2002. The majority of this increase, $99 thousand for nine months, was mainly due to operating losses from foreclosed property which the Corporation continued to operate until the second quarter of this year when the property was transferred to the Georgia Trust for Historical Preservation. Net operating expenses related to the operations of this facility for the nine month period were $294 thousand and management feels that the disposition of the property will have a positive impact on future annual earnings of approximately $300 thousand. Other increases in noninterest expense compared with the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first nine months of 2003, total assets increased $54 thousand, or less than 1.0 percent, from December 31, 2002, and increased $6.9 million, or
2.9 percent, from September 30, 2002.

The Corporation's loan portfolio of $94.6 million decreased 10.7 percent from the December 31, 2002, level of $105.9 million. The Corporation's continued focus on high credit standards combined with a soft economy has contributed to the decrease in loans. Loans, a major use of funds, represent 39.3 percent of total assets.

Investment securities and other short-term investments represent 52.6 percent of total assets. Investment securities increased $21.3 million since December 31, 2002. Other short-term investments decreased $5.9 million since December 31, 2002. This resulted in an overall increase in investments of $15.4 million. This increase in investment securities was due to the additional long-term borrowings from the Federal Home Loan Bank and better utilization of funds from loan pay-offs and shorter-term investments.

Deposits, the primary source of the Corporation's funds, decreased from $189.9 million at December 31, 2002, to $179.5 million at September 30, 2003. This decrease reflected a combination of the weaker economy reducing individual's cash assets and the increasingly competitive banking environment in the Corporation's territory. The Corporation believes its share of total deposits in Colquitt County remains relatively stable. At September 30, 2003, total deposits represented 74.6 percent of total assets.

The Corporation increased its level of long-term borrowings with the Federal Home Loan Bank during the first quarter. These funds replaced some short-term advances paid back to the Federal Home Loan Bank in the second quarter of 2003, and these advances were also used to fund some longer-term investments.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses improved to 2.47 percent of total loans outstanding at September 30, 2003, compared with 1.79 percent of loans outstanding at December 31, 2002. This increase reflected a strengthening of reserves, while non-performing assets as a percentage of total loans was 1.51%, down from 3.15% a year ago, as the quantity of non-performing loans declined. The majority of the non-performing asset decline was from one large property that was disposed of in the second quarter. Management considers the allowance for loan losses as of September 30, 2003, adequate to cover potential losses in the loan portfolio.

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of September 30, 2003, the Corporation's one-year cumulative rate-sensitive assets represented 98 percent of the cumulative rate-sensitive liabilities compared with 74 percent for the same period in 2002. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. The Corporation has become asset-sensitive at the one-year gap position resulting from management borrowing some additional long-term funds to take advantage of the lower rates and to reduce the Corporation's interest rate risk from possible increasing short-term rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored to ensure that the effects of interest rate movements in either direction are not significant over time.

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

    Exhibit 31.1 Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

    Exhibit 31.2 Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

    Exhibit 32.1 Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

    Exhibit 32.2 Section 906 Certification of Periodic Financial Report by Chief Financial Officer.


B.  Reports on Form 8-k

    On July 22, 2003, the Corporation furnished an 8-K to report the following event: issuance of a press release to report earnings for the quarter ended June 30, 2003.

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTHWEST GEORGIA FINANCIAL CORPORATION


                             BY:   _____________________________________

                                   GEORGE R. KIRKLAND
                                   SENIOR VICE-PRESIDENT AND TREASURER
                                   (FINANCIAL AND ACCOUNTING OFFICER)


Date:  November 14, 2003