Form 10-K
period 2003-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2004-03-30
CIK 315849

U.S. Securities and Exchange Commission
                         Washington, D. C.  20549

                                Form 10-K

   [ X ]Annual report pursuant to section 13 or 15(d) of the Securities
                           Exchange Act of 1934

               For the fiscal year ended December 31, 2003

 [   ]Transition report pursuant to section 13 or 15(d) of the Securities
                           Exchange Act of 1934

        For the transition period from ____________ to ____________.

                    Commission file number    1-12053

                 Southwest Georgia Financial Corporation
         (Exact Name of Corporation as specified in its charter)
          Georgia                                   58-1392259
(State or other jurisdiction           (I.R.S. Employer Identification No.)
of incorporation or organization)

201 First Street, S.E., Moultrie, Georgia                             31768
(Address of principal executive offices)                            (Zip Code)

(Corporation's telephone number, including area code)       (229) 985-1120

      Securities registered pursuant to Section 12(b) of this Act:
Common Stock $1 Par Value                American Stock Exchange
  (Title of each class)         (Name of each exchange on which registered)

     Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.  Yes [ X ]     No [     ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [     ]     No [ X ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2003: $40,056,120 based on 1,978,080 shares at the price of $20.25 per share.

As of March 24, 2004, 3,543,850 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2004 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.

                  SOUTHEST GEORGIA FINANCIAL CORPORATION

                                Form 10-K

                   For the year ended December 31, 2003

                                 CONTENTS

PART I
  Item 1.     Business
  Item 2.     Properties
  Item 3.     Legal Proceedings
  Item 4.     Submission of Matters to a Vote of Security Holders

PART II
  Item 5.     Market for Registrant's Common Equity and Related Stockholder
                Matters
  Item 6.     Selected Financial Data
  Item 7.     Managements Discussion and Analysis of Financial Condition and
                Results of Operations
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
  Item 8.     Financial Statements and Supplementary Data
  Item 9.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure
  Item 9A.    Controls and Procedures

PART III
  Item 10.    Directors and Executive Officers of the Registrant
  Item 11.    Executive Compensation
  Item 12.    Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters
  Item 13.    Certain Relationships and Related Transactions
  Item 14.    Principal Accountant Fees and Services

PART IV
  Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                  PART I

Item 1.  Business

Southwest Georgia Financial Corporation (the "Corporation") is a Georgia bank holding company organized in 1980, which, in 1981, acquired 100% of the outstanding shares of Southwest Georgia Bank (the "Bank"), the Corporation's state non-member bank subsidiary formerly known as Moultrie National Bank. The Bank commenced operations as a national banking association in 1928. Currently, it is a FDIC insured, state-chartered bank.

The Corporation's primary business is providing banking services to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, and the surrounding counties of southwest Georgia through the Bank. In December of 2001, the Bank acquired the remaining 50 percent of the common stock of Empire Financial Services, Inc. ("Empire"), a commercial mortgage banking firm. The Bank acquired half of the common stock of Empire in May 1997 and owned the firm jointly until the fourth quarter of 2001. Effective February 27, 2004, the Corporation acquired and merged with First Bank Holding Company, Inc. (the "First Bank"). First Bank's subsidiary bank, Sylvester Banking Company, is a full service commercial bank with its office in Sylvester, Worth County, Georgia. This office is a full service branch serving an area approximately 30 miles in radius. Sylvester Banking Company has approximately 25 percent of the Worth County deposit market.

The Corporation's executive office is located at 201 First Street, S. E., Moultrie, Georgia 31768, and its telephone number is (229) 985-1120.

All references herein to the Corporation include Southwest Georgia Financial Corporation, the Bank, and Empire unless the context indicates a different meaning.

General

The Corporation is a registered bank holding company. All of the Corporation's activities are currently conducted by the Bank and Empire. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust department that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. The Bank operates Southwest Georgia Insurance Services Division, an insurance agency that offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, is a commercial mortgage banking firm that offers commercial mortgage banking services.

Markets

The Corporation conducts banking activities in multiple counties in southwest Georgia. Agriculture plays an important part in the economy of the Bank's market area. A large portion of Georgia's produce crops, including turnips, cabbage, sweet potatoes, and squash, and producers of tobacco, peanuts, and cotton are in the Bank's market. In addition, manufacturing firms, service industries, and retail stores employ a large number of residents, and apparel, lumber and wood products, and textile manufacturers are also located in the Bank's market. Empire provides mortgage banking services which includes underwriting, construction, and long-term financing of commercial properties throughout the Southeastern United States.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2003, the Corporation's deposit base, totaling $182,875,751, consisted of $27,904,580 in noninterest-bearing demand deposits (15.3% of total deposits), $49,146,828 in interest-bearing demand deposits including money market accounts (26.9% of total deposits), $18,200,946 in savings deposits (9.9% of total deposits), $62,387,796 in time deposits in amounts less than $100,000 (34.1% of total deposits), and $25,235,601 in time deposits of $100,000 or more (13.8 % of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, firms, and corporations; and both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2003, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 9.8%, 80.3% and 9.9%, respectively, of the Bank's total loan portfolio.

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

The Loan Committee of the Bank's Board of Directors is responsible for approving and monitoring the loan policy and providing guidance and counsel to all lending personnel. It also approves all extensions of credit over $200,000. The Loan Committee is composed of the Chief Executive Officer and President, and other executive officers of the Bank, as well as certain Bank Directors.

Servicing and Origination Fees on Loans

The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. In 2003, Bank income received from mortgage banking services was $3,446,658 compared with $3,021,047 in 2002. Most of this income was from Empire except for $69,659 in 2003 and $51,083 in 2002, which was mortgage banking income from the Bank.

Loan Review and Nonperforming Assets

The Bank regularly reviews its loan portfolio to determine deficiencies and corrective action to be taken. Loan reviews are prepared by the Bank's loan review officer and presented periodically to the Board's Loan Committee and the Audit Committee. Also, the Bank's external auditors conduct independent loan review adequacy tests and include their findings annually as part of their overall report to the Audit Committee and to the Board of Directors.

Certain loans are monitored more often by the loan review officer and the Loan Committee. These loans include non-accruing loans, loans more than 90 days past due, and other loans, regardless of size, that may be considered high risk based on factors defined within the Bank's loan review policy.

Asset/Liability Management

The Loan Committee is charged with establishing policies to manage the assets and liabilities of the Bank. Its task is to manage asset growth, net interest margin, liquidity, and capital in order to maximize income and reduce interest rate risk. To meet these objectives while maintaining prudent management of risks, the Loan Committee directs the Bank's overall acquisition and allocation of funds. At its monthly meetings, the Loan Committee reviews and discusses the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the local, state, and national economy.

Investment Policy

The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality, and regulatory constraints. The policy is reviewed periodically by the Board of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved monthly by the Board of Directors.

Employees

The Bank had 120 full-time employees at February 27, 2004, including 15 added in conjunction with the acquisition of Sylvester Banking Company. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition

The banking business is highly competitive. The Bank competes with other depository institutions and other financial service organizations, including brokers, finance companies, credit unions and certain governmental agencies. To the extent that banks must maintain noninterest earning reserves against deposits, they may be at a competitive disadvantage when compared with other financial service organizations that are not required to maintain reserves against substantially equivalent sources of funds. Further, changes in the laws applicable to banks, savings and loan associations, and other financial institutions and the increased competition from investment bankers, brokers, and other financial service organizations may have a significant impact on the competitive environment in which the Bank operates. See "Supervision and Regulation."

The Bank ranks first in market share in two of the counties in which it competes, third in another, and has a growing presence in the fourth.

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

Payment of Dividends

The Corporation is a legal entity separate and distinct from the Bank. Most of the revenues of the Corporation result from dividends paid to it by the Bank. Statutory and regulatory restrictions exist that are applicable to the payment of dividends by the Bank as well as by the Corporation to its shareholders.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank's total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2003, retained earnings of the Bank totaled $23.6 million of which $10.5 million has been appropriated in order for the Bank to provide adequate lending limits. The remaining $13.1 million of retained earnings are available from the Bank to pay dividends. For 2003 the Corporation's cash dividend payout to stockholders was 53.6% of net income.

Supervision and Regulation

The following is an explanation of the supervision and regulation of the Corporation and the Bank as financial institutions. This explanation does not purport to describe state, federal or American Stock Exchange (the "Amex") supervision and regulation of general business corporations or Amex listed companies.

The Corporation is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "Act"). The Corporation is required to file financial information with the Federal Reserve periodically and is subject to periodic examination by the Federal Reserve.

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

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed "financial in nature" include:

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

The Corporation has no immediate plans to register as a financial holding company.

The Corporation is an "affiliate" of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to the Corporation (2) investments in the stock or securities of the Corporation by the Bank, (3) the Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from the Corporation by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Corporation must also register with the Georgia Department of Banking and Finance ("DBF") and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of the Corporation and the Bank and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Corporation and the Bank.

The Bank, as a non-member of the Federal Reserve System, is subject to the supervision of, and is regularly examined by, the FDIC and DBF. In addition, both the FDIC and the DBF must grant prior approval of any merger, consolidation, or other corporate reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

Capital Adequacy

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of eight percent; (2) a minimum Tier I Capital to risk-weighted assets of four percent; and (3) a minimum stockholders' equity to risk-weighted assets of four percent. In addition, the Federal Reserve and the FDIC have established a minimum three percent leverage ratio of Tier I Capital to total assets for the most highly rated banks and bank holding companies. "Tier I Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve have amended, effective January 1, 1997, the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on the Corporation's capital requirements.

In addition, Section 38 to the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better-capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The Federal Reserve has adopted regulations implementing the prompt corrective action provisions of the 1991 Act which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10 percent, a Tier I risk-based ratio of at least 6 percent, and a leverage ratio of at least 5 percent; (2) an "adequately capitalized" institution has a total risk-based ratio of at least 8 percent, a Tier I risk-based ratio of at least 4 percent, and a leverage ratio of at least 4 percent; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8 percent, a Tier I risk-based capital ratio of under 4 percent, or a leverage ratio of under 4 percent; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6 percent, a Tier I risk-based ratio of under 3 percent, or a leverage ratio of under 3 percent; and (5) a "critically undercapitalized" institution has a leverage ratio of 2 percent or less. An institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank, at December 31, 2003, would be considered to be a "well capitalized" institution if solely viewed on the basis of capital ratios.

After the Bank's withdrawal from the Federal Reserve, it became subject to FDIC regulations regarding capital adequacy rather than Federal Reserve regulations. The FDIC regulations are not materially different from the Federal Reserve regulations.

Available Information

The Corporation is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports, proxy statements, and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1024, 450 Fifth Street, NW, Washington, D.C. 20549. You may also obtain copies of the reports, proxy statements, and other information from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330. The SEC maintains a World Wide Web site on the Internet at www.sec.gov where you can access reports, proxy, information and registration statements, and other information regarding Corporations that file electronically with the SEC through the EDGAR system.

The Corporation's Internet website address is www.sgfc.com.

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May unless they resign or are removed from office by the Board of Directors.

The principal executive officers of the Corporation and their ages, positions with the Corporation, and terms of office as of January 31, 2004, are as follows:

                                                                Officer Of The
Name (Age)                  Principal Position                 Corporation Since
DeWitt Drew          Chief Executive Officer and President            1999
(47)                 of the Corporation and Bank

John J. Cole, Jr.    Executive Vice President of the                  1984
(53)                 Corporation and Executive Vice President
                     and Cashier of the Bank

J. David Dyer, Jr.   Senior Vice President of the Corporation         2002
(56)                 and Bank

                                  -11-

                                                                Officer Of The
Name (Age)                  Principal Position                 Corporation Since
George R. Kirkland   Senior Vice President and Treasurer              1991
(53)                 of the Corporation and Senior Vice
                     President and Comptroller of the Bank

The following is a brief description of the business experience of the principal executive officers of the Corporation. Except as otherwise indicated, each principal executive officer has been engaged in their present or last employment, in the same or similar position, for more than five years.

Mr. Drew is a director of Southwest Georgia Financial Corporation and Southwest Georgia Bank and was named President and Chief Executive Officer in May 2002. Previously he served as President and Chief Operating Officer since 2001 and Executive Vice President in 1999 of Southwest Georgia Financial Corporation and Southwest Georgia Bank. Prior to employment with Southwest Georgia Financial Corporation, Mr. Drew was employed by Citizens Bank and Savings Corporation in Russellville, Alabama as Senior Vice President and Loan Administrator since 1993.

Mr. Cole became Executive Vice President and Cashier of the Bank and Executive Vice President of the Corporation in 2002. Previously, he had been Senior Vice President and Cashier of the Bank and Senior Vice President of the Corporation since 1992. Also, he had served as Senior Vice President and Comptroller of the Bank from 1986 to 1992 and Vice President and Treasurer of the Corporation since 1984.

Mr. Dyer became Senior Vice President of the Bank and Corporation in 2002. Previously, he has served and continues to serve as Chief Executive Officer and President of Empire, now a wholly owned subsidiary of the Bank acquired in December 2001. Mr. Dyer has served as Chief Executive Officer and President of Empire since forming the firm in 1985.

Mr. Kirkland became Senior Vice President and Treasurer of the Corporation and Senior Vice President and Comptroller of the Bank in 1993. Previously he had been Vice President and Comptroller of the Bank and Vice President and Treasurer of the Corporation since 1991.



                                  -12-

Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2003, 2002, and 2001, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

                                              Year Ended December 31, 2003
                                              -----------------------------
                                               Average
                                               Balance    Interest    Rate
                                              --------    --------    -----
                                                 (Dollars in thousands)
ASSETS
Cash and due from banks                       $  9,582    $     -       - %
                                               -------     ------     ----
Earning assets:
 Interest-bearing deposits                       4,071         43     1.06%
 Loans, net (a) (b) (c)                         97,464      7,309     7.50%
 Taxable investment securities
  held to maturity                              98,408      4,946     5.03%
 Nontaxable investment securities
  held to maturity (c)                           3,738        247     6.61%
 Nontaxable investment securities
  available for sale (c)                        14,709        928     6.31%
 Other investment securities
  available for sale                             1,173         46     3.92%
 Federal funds sold                                135          2     1.48%
                                               -------     ------
    Total earning assets                       219,698     13,521     6.15%
Premises and equipment                           5,352     ------     ----
Other assets                                     7,229
                                               -------
Total assets                                  $241,861
                                               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                               $ 25,844    $     -       - %
                                               -------     ------
Interest-bearing liabilities:
 Savings deposits                               69,079        660     0.96%
 Time deposits                                  90,999      2,062     2.27%
 Federal funds purchased                           249          3     1.20%
 Other borrowings                               19,121        663     3.47%
                                               -------     ------
    Total interest-bearing liabilities         179,448      3,388     1.89%
                                                           ------     ----
Other liabilities                                3,332
                                               -------
    Total liabilities                          208,624
                                               -------
Common stock                                     3,301
Surplus                                          7,149
Retained earnings                               30,021
Less treasury stock                           (  7,234)
                                               -------
    Total shareholders' equity                  33,237
                                               -------
Total liabilities and shareholders' equity    $241,861
                                               =======
Net interest income and margin                            $10,133     4.61%
                                                           ======     ====

Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials (continued)

                                              Year Ended December 31, 2002
                                              -----------------------------
                                               Average
                                               Balance    Interest    Rate
                                              --------    --------    -----
                                                 (Dollars in thousands)
ASSETS
Cash and due from banks                       $  8,966    $     -       - %
                                               -------     ------     ----
Earning assets:
Interest-bearing deposits                        3,661         56     1.53%
 Loans, net (a) (b) (c)                        112,618      9,280     8.24%
 Taxable investment securities
  held to maturity                              78,031      4,596     5.89%
 Nontaxable investment securities
  held to maturity (c)                           3,130        220     7.03%
 Nontaxable investment securities
  available for sale (c)                        13,340        875     6.56%
 Other investment securities
  available for sale                             1,352         61     4.51%
 Federal funds sold                              1,399         22     1.57%
                                               -------     ------
    Total earning assets                       213,531     15,110     7.08%
Premises and equipment                           5,539     ------     ----
Other assets                                     8,333
                                               -------
Total assets                                  $236,369
                                               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                               $ 26,521    $     -       - %
                                               -------     ------
Interest-bearing liabilities:
 Savings deposits                               64,617        961     1.49%
 Time deposits                                  97,354      3,007     3.09%
 Federal funds purchased                            99          2     2.02%
 Other borrowings                               12,749        459     3.60%
                                               -------     ------
    Total interest-bearing liabilities         174,819      4,429     2.53%
Other liabilities                                2,837     ------     ----
                                               -------
    Total liabilities                          204,177
                                               -------
Common stock                                     3,051
Surplus                                          2,900
Retained earnings                               32,364
Less treasury stock                           (  6,123)
                                               -------
    Total shareholders' equity                  32,192
                                               -------
Total liabilities and shareholders' equity    $236,369
                                               =======
Net interest income and margin                            $10,681     5.00%
                                                           ======     ====

                                   -14-
Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials (continued)

                                              Year Ended December 31, 2001
                                              -----------------------------
                                               Average
                                               Balance    Interest    Rate
                                              --------    --------    -----
                                                 (Dollars in thousands)
ASSETS
Cash and due from banks                       $  6,424    $     -       - %
                                               -------     ------     ----
Earning assets:
 Interest-bearing deposits                       4,478        225     5.02%
 Loans, net (a) (b) (c)                        121,787     11,751     9.65%
 Taxable investment securities
  held to maturity                              77,313      4,742     6.13%
 Nontaxable investment securities
  held to maturity (c)                           3,481        226     6.49%
 Nontaxable investment securities
  available for sale (c)                        12,702        866     6.82%
 Other investment securities
  available for sale                             1,159         76     6.56%
 Federal funds sold                                965         48     4.97%
                                               -------     ------
    Total earning assets                       221,885     17,934     8.08%
Premises and equipment                           5,080     ------     ----
Other assets                                     6,539
                                               -------
Total assets                                  $239,928
                                               =======
LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                               $ 26,647    $     -       - %
                                               -------     ------     ----
Interest-bearing liabilities:
 Savings deposits                               63,403      1,359     2.14%
 Time deposits                                 108,477      6,072     5.60%
 Federal funds purchased                           324         11     3.40%
 Other borrowings                                8,131        484     5.95%
                                               -------     ------
    Total interest-bearing liabilities         180,335      7,926     4.40%
Other liabilities                                2,253     ------     ----
                                               -------
    Total liabilities                          209,235
                                               -------
Common stock                                     3,000
Surplus                                          2,034
Retained earnings                               30,751
Less treasury stock                           (  5,092)
                                               -------
    Total shareholders' equity                  30,693
                                               -------
Total liabilities and shareholders' equity    $239,928
                                               =======
Net interest income and margin                            $10,008     4.51%
                                                           ======     ====

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees as follows: 2003 - $385,000, 2002 - $444,000, and 2001 - $544,000.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 2003, 2002, and 2001.

                                   -15-

Table 2 - Rate/Volume Analysis

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

                                                                     Due To
                                                                  Changes In (a)
                                                      Increase  ------------------
                                      2003     2002  (Decrease)  Volume     Rate
                                    -------  -------  --------  -------   --------
                                               (Dollars in thousands)
Interest earned on:
Interest-bearing deposits           $    43  $    56  $(   13)  $     7   $(   20)
Loans, net (b)                        7,309    9,280   (1,971)   (1,182)   (  789)
Taxable investment
 securities held to maturity          4,946    4,596      350       794    (  444)
Nontaxable investment
 securities held to
 maturity (b)                           247      220       27        39    (   12)
Nontaxable investment
 securities available
 for sale (b)                           928      875       53        84    (   31)
Other securities available for sale      46       61   (   15)   (    8)   (    7)
Federal funds sold                        2       22   (   20)   (   19)   (    1)
                                     ------   ------    -----     -----     -----
 Total interest income               13,521   15,110   (1,589)   (  285)   (1,304)
                                     ------   ------    -----     -----     -----
Interest paid on:
Savings deposits                        660      961   (  301)       72    (  373)
Time deposits                         2,062    3,007   (  945)   (  186)   (  759)
Federal funds purchased                   3        2        1         2    (    1)
Other borrowings                        663      459      204       220    (   16)
                                     ------   ------    -----     -----     -----
  Total interest expense              3,388    4,429   (1,041)      108    (1,149)
                                     ------   ------    -----     -----     -----
Net interest earnings               $10,133  $10,681  $(  548)  $(  393)  $(  155)
                                     ======   ======    =====     =====     =====

                                   -16-

                                                                     Due To
                                                                  Changes In (a)
                                                      Increase  ------------------
                                      2002     2001  (Decrease)  Volume     Rate
                                    -------  -------  --------  -------   --------
                                               (Dollars in thousands)
Interest earned on:
Interest-bearing deposits           $    56  $   225  $(  169)  $(   35)  $(  134)
Loans, net (b)                        9,280   11,751   (2,471)   (  840)   (1,631)
Taxable investment
 securities held to maturity          4,596    4,742   (  146)       45    (  191)
Nontaxable investment
 securities held to
 maturity (b)                           220      226   (    6)   (   35)       29
Nontaxable investment
 securities available
 for sale (b)                           875      866        9        36    (   27)
Other securities available for sale      61       76   (   15)       18    (   33)
Federal funds sold                       22       48   (   26)       52    (   78)
                                     ------   ------    -----     -----     -----
  Total interest income              15,110   17,934   (2,824)   (  759)   (2,065)
                                     ------   ------    -----     -----     -----
Interest paid on:
Savings deposits                        961    1,359   (  398)       27    (  425)
Time deposits                         3,007    6,072   (3,065)   (  571)   (2,494)
Federal funds purchased                   2       11   (    9)   (    6)   (    3)
Other borrowings                        459      484   (   25)   (   82)       57
                                     ------   ------    -----     -----     -----
  Total interest expense              4,429    7,926   (3,497)   (  632)   (2,865)
                                     ------   ------    -----     -----     -----
Net interest earnings               $10,681  $10,008  $   673   $(  127)  $   800
                                     ======   ======    =====     =====     =====

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 2003, 2002, and 2001 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                                Year Ended December 31,
                                          ----------------------------------
                                            2003         2002         2001
                                          --------     --------     --------
                                                 (Dollars in thousands)
Securities held to maturity:
U. S. Government Agencies                 $ 47,542     $ 59,541     $ 55,478
State and municipal                          7,153        5,609        4,995
                                            ------       ------       ------
Total securities held to maturity         $ 54,695     $ 65,150     $ 60,473
                                            ======       ======       ======
Securities available for sale:
Equity securities                         $  2,225     $  2,179     $  1,537
U. S. Government Agencies                   53,998       21,024        9,313
State and municipal                         13,922       13,311       12,468
Mortgage backed                              1,399        3,541        4,594
                                            ------       ------       ------
Total securities available for sale       $ 71,544     $ 40,055     $ 27,912
                                            ======       ======       ======

The following table shows the maturities of debt securities at December 31, 2003, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

                                              MATURITY
                   -------------------------------------------------------------
                                     After One       After Five
                       Within        But Within      But Within        After
                      One Year       Five Years      Ten Years       Ten Years
                   -------------   -------------   -------------   -------------
                   Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                   ------  -----   ------  -----   ------  -----   ------  -----
                                       (Dollars in thousands)
Debt Securities:
U. S.
 Government
 Agencies         $11,006  6.19%  $46,963  5.04%  $43,571  4.19%  $    -     - %
State and
 municipal            610  5.97%    2,234  6.73%    8,399  6.88%    9,832  6.50%
Mortgage
 backed                 -    - %       83  5.41%      868  6.00%      448  6.22%
                   ------  ----    ------  ----    ------  ----    ------  ----
Total             $11,616  6.18%  $49,280  5.12%  $52,838  4.65%  $10,280  6.49%
                   ======  ====    ======  ====    ======  ====    ======  ====

                                   -18-

The calculation of weighted average yields is based on the cost and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2003 and 2002, securities carried at approximately $41,988,000 and $34,934,000, respectively, were pledged to secure public and trust deposits, as required by law.


Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan.

                                         Year Ended December 31,
                            ---------------------------------------------------
                              2003       2002       2001       2000       1999
                            -------    -------    -------    -------    -------
                                          (Dollars in thousands)
Commercial, financial and
 agricultural              $  9,547   $  9,273   $ 11,142   $ 16,871   $ 19,144
Real estate - mortgage       78,064     86,452    100,453     95,959     80,558
Other                            98         40         35         91        176
Installment                   9,452     10,223      9,979     11,092     10,870
                            -------    -------    -------    -------    -------
   Total loans               97,161    105,988    121,609    124,013    110,748
Less:
Unearned income                  46         54         60        123        129
Allowance for loan losses     2,338      1,900      1,883      1,795      1,944
                            -------    -------    -------    -------    -------
   Net loans               $ 94,777   $104,034   $119,666   $122,095   $108,675
                            =======    =======    =======    =======    =======

The following table shows maturities and interest sensitivity of the commercial, financial and agricultural loan portfolio, excluding real estate mortgage and consumer loans at December 31, 2003.

                                                             Commercial,
                                                            Financial and
                                                             Agricultural
                                                        ----------------------
                                                        (Dollars in thousands)
Distribution of loans which are due:
 In one year or less                                          $ 5,819
 After one year but within five years                           2,994
 After five years                                                 734
                                                                -----
   Total                                                      $ 9,547
                                                                =====

The following table shows, for the selected loans above due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2003.

                                Loans With
                               Predetermined     Loans With
                                   Rates       Floating Rates       Total
                               -------------   --------------    ------------
                                           (Dollars in thousands)
Commercial, financial
  and agricultural                $ 2,410          $ 1,318         $ 3,728

The following table presents information concerning outstanding balances of nonperforming loans and foreclosed assets for the indicated years. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans"); (b) loans which are contractually past due 90 days or more as to interest or principal payments and still accruing ("past-due loans"); (c) loans for which the terms have been renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("renegotiated loans"); and (d) loans now current but where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms ("potential problem loans").

                                Nonperforming loans
                  --------------------------------------------------
                               Past-               Potential
                  Nonaccrual    Due   Renegotiated  Problem          Foreclosed
                     Loans     Loans      Loans      Loans    Total    Assets
                    -------   -------    -------    -------  -------  --------
                                     (Dollars in thousands)
December 31, 2003   $1,012    $    0      $  60      $  414   $1,486   $1,203
December 31, 2002   $1,529    $    3      $   0      $  408   $1,940   $1,982
December 31, 2001   $  424    $  178      $   0      $   52   $  654   $3,545
December 31, 2000   $  742    $1,402      $   0      $1,464   $3,608   $2,097
December 31, 1999   $  858    $  488      $   0      $  287   $1,633   $2,009

The Corporation follows a policy of continuing to accrue interest on consumer and bank card loans that are contractually past due up to the time of charging the loan amount against the allowance for loan losses.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

                                                Year Ended December 31,
                                     -------------------------------------------
                                       2003     2002     2001     2000     1999
                                     -------  -------  -------  -------  -------
                                                (Dollars in thousands)
Average loans outstanding           $ 99,589 $114,586 $123,668 $118,809 $113,211
                                      ======  =======  =======  =======  =======
Amount of allowance for
 loan losses at beginning
 of period                          $  1,900 $  1,883 $  1,795 $  1,944 $  2,003
                                      ------  -------  -------  -------  -------
Amount of loans charged off
 during period:
 Commercial, financial and
  agricultural                            37      226       69      360      174
 Real estate - mortgage                   71      113       18       27       13
 Installment                             169      258      261      112      123
                                      ------  -------  -------  -------  -------
    Total loans charged off              277      597      348      499      310
                                      ------  -------  -------  -------  -------
Amount of recoveries during period:
 Commercial, financial, and
  agricultural                           147       25       18       81        9
 Real estate - mortgage                   14        5        2        5        4
 Installment                              37       50       36       44       58
                                      ------  -------  -------  -------  -------
    Total loans recovered                198       80       56      130       71
                                      ------  -------  -------  -------  -------
Net loans charged off
 during period                            79      517      292      369      239
                                      ------  -------  -------  -------  -------
Additions to allowance for
 loan losses charged to operating
 expense during period                   517      534      380      220      180
                                      ------  -------  -------  -------  -------
    Amount of allowance for
     loan losses at end
     of period                       $ 2,338 $  1,900 $  1,883 $  1,795 $  1,944
                                      ======  =======  =======  =======  =======
Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                             .08%     .45%     .24%     .31%     .21%
                                      ======  =======  =======  =======  =======

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

                        December 31, 2003  December 31, 2002  December 31, 2001
                        -----------------  -----------------  -----------------
                                    % of               % of               % of
                                    Total              Total              Total
Category                Allocation  Loans  Allocation  Loans  Allocation  Loans
                        ----------  -----  ----------  -----  ----------  -----
                                        (Dollars in thousands)
Domestic:
 Commercial, financial
  and agricultural       $   229     9.8%   $   166     8.7%   $   173     9.2%
 Real estate - mortgage    1,878    80.3%     1,550    81.6%     1,555    82.6%
 Installment                 231     9.9%       184     9.7%       155     8.2%
                         -------   -----    -------   -----    -------   -----
    Total                $ 2,338   100.0%   $ 1,900   100.0%   $ 1,883   100.0%
                         =======   =====    =======   =====    =======   =====

                        December 31, 2000  December 31, 1999
                        -----------------  -----------------
                                    % of               % of
                                    Total              Total
Category                Allocation  Loans  Allocation  Loans
                        ----------  -----  ----------  -----
                               (Dollars in thousands)
Domestic:
 Commercial, financial
  and agricultural       $   244    13.6%   $   336    17.3%
 Real estate - mortgage    1,389    77.4%     1,413    72.7%
 Installment                 162     9.0%       195    10.0%
                         -------   -----    -------   -----
    Total                $ 1,795   100.0%   $ 1,944   100.0%
                         =======   =====    =======   =====

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

                                    Year Ended December 31,
                              -----------------------------------
                                 2003         2002         2001
                              ---------    ---------    ---------
                                     (Dollars in thousands)
Noninterest-bearing
 demand deposits              $  25,844    $  26,521    $  26,647
                              ---------    ---------    ---------
NOW accounts                     35,831       34,198       34,998
Money market deposit
 accounts                        14,386       14,153       16,262
Savings                          18,862       16,266       12,143
Time deposits                    90,999       97,354      108,477
                              ---------    ---------    ---------
   Total interest-bearing       160,078      161,971      171,880
                              ---------    ---------    ---------
   Total average deposits     $ 185,922    $ 188,492    $ 198,527
                              =========    =========    =========

The maturity of certificates of deposit of $100,000 or more as of December 31, 2003, are presented below.


                                                          (Dollars in thousands)

3 months or less                                                 $  7,651
Over 3 months through 6 months                                      5,250
Over 6 months through 12 months                                     6,522
Over 12 months                                                      5,813
                                                                 --------
  Total outstanding certificates of
     deposit of $100,000 or more                                 $ 25,236
                                                                 ========

Return On Equity and Assets

Certain financial ratios are presented below.

                                       Year Ended December 31,
                                   ------------------------------
                                    2003        2001        2000
                                   ------      ------      ------
Return on average assets            1.03%       1.52%       1.34%
                                   -----       -----       -----
Return on average equity            7.46%      11.19%      10.49%
                                   -----       -----       -----
Dividend payout ratio
 (dividends declared
 divided by net income)            53.57%      35.13%      39.30%
                                   -----       -----       -----
Average equity to average
 assets ratio                      13.74%      13.62%      12.79%
                                   -----       -----       -----

Item 2.  Property

The executive offices of the Corporation and the main banking office of the Bank are located in a 19,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. The Bank's Operations Center is located in a 5,000 square foot building at 10 Second Avenue, Moultrie, Georgia. The Trust and Investment Division of the Bank is located in an 11,000 square foot office building located at 25 Second Avenue, Moultrie, Georgia. A vacant building located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia, has been renovated for the Bank's Administrative Services offices, training and meeting rooms, record storage, and the drive-thru teller facility.

The Corporation occupies a 4,400 square foot Baker County branch banking office located at the intersection of Highways 91 and 200, Newton, Georgia. The Corporation acquired a 3,900 square foot branch banking office located at 1102 West Harris Street, Pavo, Thomas County, Georgia. Southwest Georgia Insurance Services Division occupies a 5,600 square-foot building located at 501 South Main Street, Moultrie, Georgia. Empire operates from its headquarters located at 121 Executive Parkway, Milledgeville, Georgia. In connection with the Corporation's February 2004 acquisition of Sylvester Banking Company, the Corporation acquired a 12,000 square foot full service branch office located at 300 North Main Street, Sylvester, Georgia. All of these facilities are adequate for present operations.

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

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Corporation or the Bank is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2003 for a vote of the security holders through the solicitation of proxies or otherwise.

                                  PART II

Item 5.  Market for Corporation's Common Equity and Related Stockholder
Matters

Common Stock Market Prices

As set forth in the table below, in 2003 the Corporation's stock traded as high as $23.85, and the closing price at year-end was $22.75 per share.

                        2003
 --------------------------------------------------
 For The
 Quarter     Fourth    Third      Second     First
 -------     ------    ------     ------     ------
 High        $23.85    $23.75     $20.50     $19.25

 Low         $22.00    $19.00     $18.00     $17.80

                        2002
 --------------------------------------------------
 For The
 Quarter     Fourth    Third*     Second*    First*
 -------     ------    ------     ------     ------
 High        $18.75    $17.50     $17.26     $15.63

 Low         $17.30    $16.36     $15.32     $14.77

*Adjusted for the 10% stock dividend.

The principal market for trading of the common stock is the American Stock Exchange under the symbol SGB.

As of December 31, 2003, we had 523 record holders of the Corporation's common stock. Cash dividends paid on the Corporation's common stock were $.52 in 2003 and $.47 in 2002. In total, we declared $1.329 million in cash dividends in 2003 and $1.265 million in 2002.

Our dividend policy objective is to pay out a portion of earnings in dividends to our shareholders in a consistent manner over time and we intend to continue paying dividends. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation's Board of Directors in light of the expected earnings, capital requirements and financial condition of the Corporation. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount of dividends that can be paid without regulatory approval. The Corporation and its predecessors have paid cash dividends for the past seventy-six consecutive years.

The Corporation's management is not aware of any current recommendation by the regulatory authorities that if they were to be implemented would have a material effect on the Corporation's capital resources.

Item 6.  Selected Financial Data

                                      Five-Year Selected Financial Data
                            ----------------------------------------------------
                              2003       2002       2001       2000       1999
                            --------   --------   --------   --------   --------
For The Year:
Earnings & Share Data
Interest income             $ 13,126   $ 14,738   $ 17,562   $ 18,403   $ 17,983
Interest expense               3,387      4,429      7,926      7,894      6,750
Non-interest income            4,545      5,596      5,156      2,518      2,577
Non-interest expense          10,267     10,299      9,884      8,371      8,475
Net income                     2,480      3,602      3,219      3,359      3,801
Earnings per share -
 basic & diluted            $   0.97   $   1.37   $   1.20   $   1.18   $   1.32
Weighted average shares
 outstanding - basic           2,560      2,620      2,690      2,852      2,881
Dividends declared
 per share                  $   0.52   $   0.47   $   0.47   $   0.47   $   0.44

At Year End:
Balance Sheet Data
Total assets                $246,153   $240,468   $234,844   $240,380   $223,060
Loans, net                    94,777    104,034    119,666    122,094    108,675
Deposits                     182,876    189,923    192,901    199,485    182,072
Shareholders' equity          32,988     33,322     30,957     30,641     29,657
Book value per share           12.99      12.87      11.69      11.07      10.29
Tangible book value
 per share                  $  12.19   $  11.96   $  10.68   $  10.84   $  10.21
Common shares outstanding
(including treasury shares)    3,303      3,300      3,300      3,300      3,300

Selected Average Balances
Average total assets        $241,861   $236,369   $239,928   $232,530   $225,061
Average loans                 99,589    114,586    123,668    118,809    113,211
Average deposits             185,921    188,492    198,527    188,874    184,705
Average shareholders'
 equity                     $ 33,237   $ 32,193   $ 30,693   $ 30,331   $ 28,665

Asset Quality
Non-performing assets
 to total assets                .90%      1.46%      1.77%      1.76%      1.50%
Non-performing assets       $  2,215   $  3,515   $  4,146   $  4,238   $  3,342

Net loan charge-offs
 (recoveries)               $     79   $    517   $    351   $    499   $    310
Net loan charge-offs
 (recoveries)
 to average loans              0.08%      0.45%      0.24%      0.31%      0.21%
Reserve for loan
 losses to loans               2.41%      1.79%      1.55%      1.45%      1.76%

Performance Ratios
Return on average
 total assets                  1.03%      1.52%      1.34%      1.44%      1.69%
Return on average
 shareholders' equity          7.46%     11.19%     10.49%     11.08%     13.26%
Average shareholders'
 equity to average total
 assets                       13.74%     13.62%     12.79%     13.04%     12.74%
Efficiency ratio              69.94%     63.27%     65.13%     61.48%     58.73%
Net interest margin            4.61%      5.00%      4.51%      5.17%      5.66%
Dividend payout ratio         53.57%     35.13%     39.30%     39.91%     33.60%

                                   -27-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For further information about the Corporation, see selected statistical information on pages 13 - 24 of this report on Form 10-K.

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Corporation and its predecessors since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker and Thomas Counties, both contiguous with Colquitt County. We recently completed the acquisition of Sylvester Banking Company, adding Worth County into our market territory. Worth County is also contiguous to Colquitt County to the north. Including the recent acquisition, we have four full service banking facilities and five automated teller machines.

Our strategy is

 * to diversify our business base in order to broaden our revenue sources,

 * to strengthen our sales and marketing efforts while developing our employees in order to provide the best possible service to our customers,

 * to maintain our strong market share, and

 * to grow outside of our current geographic market through acquisitions into areas proximate to our current market area.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. During 2003, the U.S. economy was marked by steady low interest rates.

Our profitability, as in any business, is impacted as well by operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes.
Our lending activities are significantly influenced by regional and local economic factors. Some specific factors include changes in population, demographics of the population, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Corporation's primary market area.

To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change. In addition, broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control.

As a result of our strategy to diversify revenue, noninterest income has grown over the last few years. Particularly, the Corporation has fully integrated its insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, into its operations.

We made significant improvements with respect to overall asset quality in 2003. Specifically, during the second quarter of 2003, the Corporation made the decision to transfer the Colquitt Retirement Inn, the Corporation's largest nonperforming asset, for a nominal fee of $200,000 to the Georgia Trust for Historic Preservation. As a result of the transfer, we reduced operating costs approximately $300,000 per year which will be realized in full in 2004.

On February 27, 2004, the Corporation completed its acquisition of First Bank Holding Company and merged its operating subsidiary, Sylvester Banking Company, into Southwest Georgia Bank.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of December 31, 2003 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

RESULTS OF OPERATIONS

Performance Summary

Net income for 2003 was $2.5 million, a decrease of approximately $1.1 million, or 31.1 percent, when compared with $3.6 million in 2002. The primary factors contributing to the decline included the $1.7 million pre-tax charge for the transfer of the Colquitt Retirement Inn and a decrease of 10.9 percent, or $1.6 million, in interest income. Partially offsetting the decline was a gain of $426 thousand in mortgage banking services income, a
14.1 percent increase over the previous year, and a reduction from 2002 of $1.0 million, or 23.5 percent, in interest expense.

On a per share basis, net income for 2003 was $0.97 per diluted share compared with $1.37 per share for 2002. The weighted average common shares outstanding for the year ended December 31, 2003, were 2.5 million, down 2.3 percent or 59,357 average shares from the previous year. The decrease in the average shares outstanding is primarily attributed to the Corporation's stock repurchase program. Because of our strong capital condition, we continued through 2003 the stock repurchase program that began in January 2000. In 2003, 52,500 shares were repurchased. Through the end of 2003, a total of 350,500 shares have been repurchased since the beginning of the program. The share repurchase program was extended again by the Board of Directors at their meeting in January 2004 through the end of January 2005. The Corporation is authorized to purchase 150,000 shares under the plan.

Net income in 2002 increased 11.9 percent over 2001 results. The $383 thousand increase was primarily attributable to improvement in net interest income caused by an increase in net interest margin. The net margin in 2002 was 5.00 percent up from 4.51 percent in 2001. Also contributing to the growth in net income in 2002 was an increase in income from mortgage banking services from $2.4 million in 2001 to $3.0 million in 2002. Partially offsetting the increases were provisions for loan losses that were $154 thousand higher and a decline in retail brokerage fees, which decreased from $390 thousand in 2001 to $267 thousand in 2002.

We measure our performance on selected key ratios, which are provided for the last three years in the following table:

                                                        2003     2002     2001
                                                       ------   ------   ------
Return on average total assets                          1.03%    1.52%    1.34%
Return on average shareholders' equity                  7.46%   11.19%   10.49%
Average shareholders' equity to average total assets   13.74%   13.62%   12.79%

Net Interest Income

Net interest income for 2003 decreased $571 thousand, or 5.5 percent, compared with 2002. The decrease was influenced by the mix of earning assets and interest-bearing liabilities. Interest income from earning assets decreased $1.6 million, or 10.9 percent, in 2003 compared with 2002, while interest expenses decreased $1.0 million or 23.5 percent for the same period.

The majority of the $1.6 million decrease in interest income for the year resulted from reduced yields and volume primarily on loans. Average loan volume decreased $15.0 million, or 13.1 percent, in 2003 compared with 2002 while the average yield decreased 74 basis points.

The decrease of $1.0 million of interest expense in 2003 compared with 2002 primarily resulted from an 82 basis point decline in the average rate paid on time deposits. During 2003, while the level of average core deposits remained relatively stable, average time deposits decreased $6.4 million, or
6.5 percent. The deposit mix changed slightly due to the lower rate environment causing a shift from time to savings deposits. Interest expense on deposits continues to closely follow interest rate trends.

Net interest income for 2002 increased $674 thousand, or 7.0 percent, compared with 2001. The main contributing factor for this increase is a result of lower time deposit rates in 2002, down 251 basis points compared with the rates in 2001. Interest income in 2002 declined $2.8 million to $14.7 million compared with 2001. The majority of this decrease resulted from reduced yields primarily on loans. The prime lending rate in 2001 decreased 450 basis points to 4.75 percent and remained at that level until the latter part of 2002. In November 2002, the prime lending rate declined another 50 basis points to 4.25 percent and the Corporation's base lending rate dropped to 6.00 percent. Comparing 2002 with 2001, the change in loan interest rates had a greater impact on the decline in interest income than the $9.2 million, or 7.5 percent, decline in the volume of average loans.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin was 4.61 percent for 2003, a 39 basis point decrease from
5.00 percent in 2002. The net interest margin in 2002 was up 49 basis points compared with the net interest margin of 4.51 percent in 2001. We have maintained a relatively strong net interest margin compared with peers considering the very low interest rate environment during the last few years.

Noninterest Income

Noninterest income is an important contributor to net earnings. The largest component of the Corporation's noninterest income in recent years has been mortgage banking services fees. The following table summarizes the changes in noninterest income during the past three years (dollars in thousands):

                                             2003             2002         2001
                                        --------------   --------------   ------
                                                   %                %
                                        Amount  Change   Amount  Change   Amount
                                        ------  ------   ------  ------   ------
Service charges on deposit accounts     $1,290   18.1%   $1,092   13.9%   $  959
Income from trust services                 262   21.3       216  (15.3)      255
Income from retail brokerage services      261   (2.2)      267  (31.5)      390
Income from insurance services           1,002    8.7       922   (0.5)      927
Income from mortgage banking services    3,447   14.1     3,021   23.7     2,442
Gain (loss) on the sale or
 abandonment of assets                  (1,846)   n/m      (214)   n/m         3
Gain (loss) on the sale of securities        0    n/m       121    n/m         0
Other income                               129  (24.1)      170   (5.6)      180
                                        ------  ------   ------   -----   ------
Total noninterest income                $4,545  (18.8)%  $5,595    8.5%   $5,156

n/m = not meaningful

Service charges on deposit accounts were positively impacted by a new bounce protection plan service implemented in 2003 for customers on their checking account. The increases in fees from deposit accounts trust and insurance services and mortgage banking services was not enough to fully offset the $1.7 million pre-tax charge for the transfer of our one major nonperforming asset (the Colquitt Retirement Inn) to the Georgia Trust for Historic Preservation during the second quarter of 2003.

Mortgage banking income increased as loan origination fees on commercial mortgages increased over the prior year. The mortgage banking servicing portfolio is comprised of all non-recourse loans which we service for participating commercial mortgage lenders.

The majority of the increase in noninterest income in 2002 was due to income from mortgage banking services. We acquired 100 percent of Empire at the end of 2001 and the Corporation changed its method of accounting for Empire. In 2001, Empire's operations were consolidated with the Bank's operations. Consolidating Empire's operation with the Bank reflected a significant increase in income from mortgage banking services. Excluding income from mortgage banking services, noninterest income decreased $140 thousand for 2002 compared with 2001. This decrease related primarily to the loss on the disposition of assets and lower income from retail brokerage services.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years (dollars in thousands):

                                             2003             2002         2001
                                        --------------   --------------   ------
                                                   %                %
                                        Amount  Change   Amount  Change   Amount
                                        ------  ------   ------  ------   ------
Salaries and employee benefits         $ 5,749  (4.9)%  $ 6,045    7.1%   $5,642
Occupancy expense                          563   1.8        553    2.0       542
Equipment expense                          582  12.2        518    2.4       506
Data processing expense                    541   1.7        532   (3.1)      549
Amortization of intangible assets          324   0.0        324   88.4       172
Other operating expense                  2,508   7.8      2,327   (5.9)    2,473
                                       -------  -----   -------   ----    ------
Total noninterest expense              $10,267  (0.3)%  $10,299    4.2%   $9,884

Total noninterest expense decreased $32 thousand or .3 percent in 2003 compared with 2002 primarily as a result of the Corporation's implementation of improved processes and technology. Salaries and employee benefits expense declined 4.9 percent due to a decline in full-time equivalent employees of
6.2 percent to a total of 106 at December 31, 2003 compared with the prior year end. In addition, both executive and staff employee bonus awards were less in 2003 than 2002.

The improvement in salaries and employee benefits was somewhat offset by an increase of $181 thousand in other operating expenses from higher consulting services fees and pension and ESOP administrative expenses. These also included higher legal fees related to the acquisition of Sylvester Banking Company.

For 2002, the majority of the increase in noninterest expense compared with the prior year was attributable to normal salary and performance compensation increases due to the Corporation's normal merit salary increases. The decrease in other operating expenses was from lower expenses related to other real estate property held for sale and employee training and education. The largest increase was in legal fees which relates to legal fees in 2001 being lower than normal due to a reimbursement of fees previously expensed.

The "efficiency ratio" (noninterest expenses divided by total noninterest income plus net interest income), a measure of productivity, was 69.94 percent for 2003 and 63.27 percent and 65.13 percent for 2002 and 2001 respectively.

Federal Income Tax Expense

The Corporation expensed $1.02 million, $1.47 million and $1.31 million for federal income taxes for the years ending December 31, 2003, 2002 and 2001, respectively. These amounts resulted in an effective tax rate of 29.1% for 2003, 29.0% for 2002 and 28.9% for 2001. See Note 9 of the Corporation's Notes to Consolidated Financial Statements for further details of tax expense.

USES AND SOURCES OF FUNDS

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

During 2003, total average assets of $241.9 million increased $5.5 million, or 2.3 percent, compared with 2002. The Corporation's earning assets, which include loans, investment securities, deposits at the Federal Home Loan Bank, and federal funds sold averaged $221.9 million in 2003, a 2.9 percent increase over $215.7 million in 2002. The earning asset mix remained relatively stable during the year. For 2003, average earning assets were comprised of 45 percent loans, 53 percent investment securities, and 2 percent federal funds sold and funds at the Federal Home Loan Bank. The ratio of average earning assets to average total assets increased to 91.7 percent for 2003 compared with 91.2 percent for 2002. This increase was primarily related to the decreased level of intangible assets and foreclosed assets.

Loans

Loans are the one of the Corporation's largest earning assets and users of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2003, average net loans represented 45 percent of average earning assets and 41 percent of average total assets.

The composition of the Corporation's loan portfolio at December 31, 2003, 2002 and 2001 was as follows (dollars in thousands):

                                           2003             2002         2001
                                      --------------   --------------   ------
                                                 %                %
                                      Amount  Change   Amount  Change   Amount
                                      ------  ------   ------  ------   ------
Real estate - commercial mortgage    $42,968  (9.0)%  $ 47,218 (12.8)%  $ 54,178
Real estate-residential               30,245 (10.8)%    33,901 (12.5)%    38,751
Real estate-agricultural               4,851  (9.0)%     5,333 (29.1)%     7,524
Commercial, financial, and
 agricultural loans                    9,547   3.0%      9,272 (16.8)%    11,142
Consumer loans                         9,504  (6.9)%    10,209   2.5%      9,954
                                     -------  -----   -------- ------   --------
Total loans                          $97,115  (8.3)%  $105,933 (12.8)%  $121,549

Average total loans decreased in 2003 due to a decline in loan demand in our primary markets. Despite the decrease in demand, we continued to apply stringent credit criteria on all loan applications. As a result of the decrease in average loans, the ratio of total loans to total deposits at year end declined to 53.1 percent in 2003 compared with 55.8 percent in 2002. The loan portfolio mix at year end 2003 consisted of 44.3 percent loans secured by commercial real estate, 31.1 percent of loans secured by residential real estate, and 5.0 percent of loans secured by agricultural real estate. The loan portfolio also included 9.8 percent of loans for other commercial, financial, and agricultural purposes and 9.8 percent of loans to individuals for consumer expenditures.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation's loan portfolio. Loans, or portions thereof, which are considered to be uncollectible, are charged against this allowance and subsequent recoveries, if any, are credited to the allowance. We have not changed the lending practices and philosophy which has provided us with an exceptionally low charge-off record over the past several years. There can be no assurance, however, that the Corporation will not sustain losses in future periods, which could be substantial in relation to the size of the allowance for loan losses at December 31, 2003.

We have an extensive loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on nonaccruing, past due, and other impaired loans that have been identified as potential problems.

The allowance for possible loan losses was $2.3 million, or 2.4 percent of total loans outstanding, as of December 31, 2003. This level represented a $438 thousand increase from the corresponding 2002 year-end amount, which was
1.79 percent of total loans outstanding.

The provision for loan losses was $517 thousand in 2003, a $17 thousand decrease from the prior year's provision. This provision reflected our assessment of the adequacy of the allowance to absorb possible losses in the loan portfolio. See Note 3 of the Corporation's Notes to Consolidated Financial Statements for details of the changes in the allowances for loan losses.

Investment Securities

The Corporation's investment securities consist primarily of U.S. Government agency securities. The investment portfolio serves several important functions for the Corporation. Investments in debt securities are used as a source of income, to complement loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability. It is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements and is a means of improving profitability. Our investment policy provides adequate liquidity by maintaining a portfolio with staggered maturities ranging from one to five years.

The following table summarizes the contractual maturity of investment securities on an amortized cost basis as of December 31, 2003 (dollars in thousands):

                                            Securities           Securities
Amounts Maturing In:                    Available for Sale    Held to Maturity
-----------------------------------     ------------------    ----------------
One year or less                             $     0              $11,616
After one through five years                  21,276               27,921
After five through ten years                  41,015               10,955
After ten years                                5,629                4,203
Equity & mortgage-backed securities            3,624                    0
                                             -------              -------
Total investment securities                  $71,544              $54,695

                                   -34-
The total investment portfolio increased to $126.2 million from $105.2 million at year-end 2003 compared with 2002, an increase of $21.0 million, or 20 percent. This increase was due to a decrease in loan demand. The average total investment portfolio increased to $118.0 million in 2003 compared with $95.9 million for 2002. The growth in securities available for sale was primarily attributed to a $31.5 million investment in U.S. Government agency securities.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as being all nonaccrual loans, loans that are 90 days past due, and property acquired by foreclosure. The level of nonperforming assets decreased $1.3 million at year-end 2003 compared with year-end 2002. This decrease primarily resulted from less property in real estate being acquired through foreclosure during the year. The majority of the nonperforming asset balance for 2002 and 2001 was from one large property, the Colquitt Retirement Inn, that was acquired by foreclosure in 1999 and disposed of in 2003. Nonperforming assets were approximately $2.2 million, or 2.25 percent of total loans and other real estate as of December 31, 2003, compared with $3.5 million, or 3.26 percent of total loans and other real estate at year-end 2002.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is from deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2003, average deposits decreased 1.4 percent compared with 2002. This decline in deposits was primarily due to public deposits held for special projects that were withdrawn in 2003. The average total deposits of $185.9 million decreased from the 2002 level of $188.5 million. The majority of the decrease in average deposits occurred in average time deposits. Lower interest rates during 2003 resulted in a slight change in the deposit mix. Some customers shifted money from certificates of deposit to savings accounts due to lower rates paid on time certificates of deposit. As of December 31, 2003, the Corporation had a total of $25.2 million in certificates of deposit with a value of $100 thousand or more each. This was a 3.4 percent decrease from the $26.1 million total in 2002.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2003, the Corporation repaid short-term advances with the Federal Home Loan Bank of $2.4 million leaving $5.0 million to be paid in February 2004 and $5.0 million to be paid in April 2004. Also, in 2003 the Corporation borrowed an additional $8.0 million in long-term advances from the Federal Home Loan Bank. One of these two long-term advances was a $3.0 million fixed rate advance which will mature August 2005. The other $5.0 million advance has a fixed rate for 5 years with a maturity of March 2013 with the issuer having an option to convert the advance to a variable rate after the five-year period.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Many factors affect the ability to accomplish liquidity objectives successfully. Those factors include the economic environment, our asset/liability mix and our overall reputation and credit standing in the marketplace. In the ordinary course of business, our cash flows are generated from interest and fee income, as well as from loan repayments and the maturity or sale of other earning assets. In addition, liquidity is continuously provided through the acquisition of new deposits and borrowings or the rollover of maturing deposits and borrowings.

The Consolidated Statement of Cash Flow details the Corporation's cash flow from operating, investing, and financing activities. During 2003, both the operating and financing activities generated cash flow of $9.9 million, while investing activities used $10.8 million of this and reduced the cash and due from banks balances by $900 thousand. Cash produced from operations continues to provide cash primarily for the payment of dividends and common stock repurchases.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Corporation's deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less public funds and time deposits of $100 thousand or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits remained stable representing 80.9 percent of total deposits on December 31, 2003, compared with 80.5 percent in 2002.

Asset liquidity is provided through ordinary business activity such as cash which is received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments which can be easily converted to cash without significant loss. The Corporation's investment securities maturing within one year or less were $11.6 million on December 31, 2003, which represented
9.3 percent of the investment debt securities portfolio. Also, the Corporation had $26 million of investment securities callable at the option of the issuer and that are reasonably likely to be called during 2004. These maturing and callable investment securities are sources for repayment of our short-term and long-term debt obligations.

We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Corporation's liquidity or operations.

Contractual Obligations

The chart below shows the Corporation's contractual obligations and commercial commitments, and its scheduled future cash payments under those commitments as of December 31, 2003.

The majority of the Corporation's outstanding contractual obligations were long-term debt. The remaining contractual obligations were comprised of telephone operating leases and purchase obligations for data processing services with our primary service bureau. We have no capital lease obligations.

                                            Payments Due by Period
                               ------------------------------------------------
     Contractual                           Less
     Obligations                          than 1      1-3      4-5      After 5
(Dollars in thousands)          Total      year      years    years      Years
-----------------------------  -------     ----     ------     ----     -------
Long-term debt                 $13,691     $174     $3,288     $229     $10,000
Operating leases                    63       23         24       16           0
                               -------     ----     ------     ----     -------
Total contractual obligations  $13,754     $197     $3,312     $245     $10,000
                               =======     ====     ======     ====     =======

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers and to reduce risk exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. Since many of the commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, the contractual or notional amounts do not represent future cash requirements.

Financial instruments whose contract amounts
represent credit risk (dollars in thousands):           2003        2002
--------------------------------------------------    --------    --------
Commitments to extend credit                          $ 12,171    $ 19,550
Standby letters of credit and financial guarantees    $     52    $    104

The Corporation does not have any special purpose entities or off-balance sheets financing arrangements.

CAPITAL RESOURCES AND DIVIDENDS

We continue to maintain a healthy level of capital adequacy as measured by our average equity to average assets ratio of 13.74 percent in 2003 and 13.62 percent in 2002.

The Federal Reserve Board has issued guidelines regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8 percent ratio, of which 4 percent must consist primarily of tangible common shareholders' equity (tier I capital) or its equivalent. Also, the regulations require a financial institution to maintain a 4 percent leverage ratio in tandem with the risk-based ratios. At year-end 2003, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 26.80 percent, a tier I risk-based capital ratio of
25.55 percent, and a leverage ratio of 13.11 percent.

The following table presents the risk-based capital and leverage ratios for year-end 2003 and 2002 in comparison to the minimum regulatory guidelines:

                                                                   Minimum
                                                                  Regulatory
Risk Based Capital Ratios    Dec. 31, 2003     Dec. 31, 2002      Guidelines
-------------------------    -------------     -------------      ----------
Tier I capital                   25.55%            24.89%            4.00%
Total risk-based capital         26.80%            26.14%            8.00%
Leverage                         13.11%            13.36%            4.00%

FORWARD-LOOKING STATEMENTS

In addition to historical information, this 2003 Annual Report contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

The Corporation's primary market risk lies within our exposure to interest rate movement. We have no foreign currency exchange rate risk, commodity
price risk, or any other material market risk.   The Corporation has no
trading investment portfolio, nor do we have any interest rate swaps or other derivative instruments.

Our primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, we seek to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. We attempt to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation's interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by management. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Corporation uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The Corporation also maintains an investment portfolio that staggers maturities and provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution's interest rate sensitivity.

The table below provides information about the Corporation's financial assets and liabilities that are sensitive to changes in interest rates. For each rate-sensitive asset and liability listed, the table presents principal balances and weighted average interest rates by expected maturity or the earliest possible repricing opportunity dates. We use a number of tools to measure interest rate risk.

One of the indicators for our interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing.

At year-end 2003, our sensitivity ratio, or one-year cumulative rate-sensitive assets relative to cumulative rate-sensitive liabilities, was 91 percent compared with 83 percent for 2002. This change in the sensitivity ratio was a result of the Corporation's management of its exposure to interest rate risk. We are slightly less liability-sensitive at the one year gap position because we borrowed some longer-term funds to take advantage of lower rates and to reduce our interest rate risk from increasing short-term rates.

All interest rates and yields do not adjust at the same velocity; therefore, the sensitivity ratio is only a general indicator of the potential effects of interest rate changes on net interest income. We monitor our asset and liability mix to ensure that the effects of interest rate movements in either direction are not significant over time.

Interest Rate Sensitivity                      December 31, 2003
                          ------------------------------------------------------------------------
                                       Expected Maturity/Repricing Dates
                          --------------------------------------------------------------
                                            (Dollars in thousands)      2009               Fair
Rate-sensitive Assets: *    2004     2005     2006     2007     2008  & Beyond   Total     Value
                          -------  -------  -------  -------  -------  -------  --------  --------
Short-term Investments    $    44  $        $         $       $        $        $     44  $     44
   Average interest rate    0.85%                                                  0.85%
Securities available
 for sale                   9,060    8,399    1,142    1,470   16,697   34,776    71,544    71,544
   Average interest rate    4.33%    5.43%    5.09%    5.13%    4.47%    4.69%     4.70%
Securities held to
 maturity**                28,611   10,573    6,583    3,010    2,000    3,918    54,695    56,456
   Average interest rate    5.64%    5.99%    5.91%    5.38%    4.08%    5.85%     5.68%
Fixed-rate loans            4,205    3,491    3,831    4,664    4,226   26,341    46,758    48,157
   Average interest rate    7.30%    8.76%    8.36%    7.34%    7.07%    8.15%     7.96%
Variable-rate loans        44,840    3,001      627             1,669      220    50,357    50,373
   Average interest rate    5.63%    6.23%    6.12%             4.40%    4.00%     5.62%
                          -------  -------  -------  -------  -------  -------   --------  --------
Total Rate-sensitive
 Assets                   $86,760  $25,464  $12,183   $9,144  $24,592  $65,255  $223,398  $226,574
   Average interest rate    5.58%    6.21%    6.61%    6.34%    4.88%    6.15%     5.83%
Rate-sensitive
 Liabilities:
Time deposits             $76,741  $ 5,556  $ 1,497   $  585  $ 3,245  $        $ 87,624  $ 88,589
   Average interest rate    1.89%    2.54%    3.63%    4.29%    3.21%              2.03%
Other interest-
 bearing deposits ***       6,914   19,513   19,513    5,352    5,352   10,704    67,348    67,347
   Average interest rate    0.78%    0.62%    0.62%    0.59%    0.59%    0.59%     0.63%
Short-term borrowings      12,000                                                 12,000    12,036
   Average interest rate    2.46%                                                  2.46%
Long-term borrowings          174    3,174      114      114   10,115             13,691    13,705
   Average interest rate    6.17%    2.71%    5.21%    5.21%    3.44%              3.33%
                          -------  -------  -------  -------  -------  -------  --------  --------
Total Rate-
 sensitive Liabilities    $95,829  $28,243  $21,124   $6,051  $18,712  $10,704  $180,663  $181,677
   Average interest rate    1.89%    1.23%    0.86%    1.03%    2.58%    0.59%     1.63%

GAP                       $(9,069) $(2,779) $(8,941)  $3,093  $ 5,880  $54,551  $ 42,735
Sensitivity Ratio              91%     90%      86%      88%      93%     124%

  * All rates are tax-equivalent rates
 ** Repricing date is call date
*** Interest-bearing deposits with no maturity

Item 8.  Financial Statements and Supplementary Data

The information required by this item is file herewith.

T     Thigpen, Jones, Seaton & Co.,               Robert E. Thigpen, Jr., CPA
J     P.C.                                        Scotty C. Jones, CPA
S     CERTIFIED PUBLIC ACCOUNTANTS                Frank W. Seaton, Jr., CPA
      BUSINESS CONSULTANTS                        Tracy G. Smith, CPA
      1004 Hillcrest Parkway - P.O. Box 400       Grayson Dent, CPA
      Dublin, Georgia  31040-0400
      Tel 478-272-2030  Fax 478-272-3318
      E-mail tjs@tjscpa.com


                         INDEPENDENT AUDITOR'S REPORT



The Directors and Stockholders of Southwest
  Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Southwest Georgia Financial Corporation and Subsidiary as of December 31, 2001, were audited by other auditors whose report dated February 1, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the two years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Thigpen, Jones, Seaton & Co., P.C

Dublin, Georgia
January 14, 2004

Draffin
& Tucker, LLP
CERTIFIED PUBLIC ACCOUNTANTS


                         INDEPENDENT AUDITOR'S REPORT



The Directors and Stockholders of Southwest
  Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, statements of comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/S/Draffin & Tucker, LLP

Albany, Georgia
February 1, 2002


P.O. Box 6                                    Members:
2617 Gillion Road                             The American Institute of
Albany, Georgia  31702-0006                   Cerfified Public Accountants
(229) 883-7878
FAX (229) 435-3152                            The Georgia Society of
                                              Certified Public Accountants

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2003 and 2002
                                                     2003              2002
                                                 ------------      ------------
ASSETS
Cash and due from banks                          $ 10,959,728      $ 11,880,622
Interest-bearing deposits with banks                   43,942         3,996,485
Federal funds sold                                          0         2,000,000
Investment securities available for sale,
 at fair value                                     71,544,353        40,055,321
Securities to be held to maturity (estimated
 fair value of $56,456,044 and $68,492,520)        54,695,369        65,150,087
Loans, less allowance for loan losses of
 $2,337,811 and $1,899,738                         94,777,405       104,033,561
Premises and equipment, net                         5,655,415         5,434,115
Foreclosed assets, net                              1,203,386         1,982,467
Intangible assets                                   2,037,526         2,361,477
Other assets                                        5,235,873         3,573,504
                                                 ------------      ------------
Total assets                                     $246,152,997      $240,467,639
                                                 ============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Noninterest-bearing                              $ 27,904,580      $ 28,924,659
NOW accounts                                       35,319,083        36,113,124
Money market                                       13,827,745        12,514,257
Savings                                            18,200,946        18,193,291
Certificates of deposit $100,000 and over          25,235,601        26,097,720
Other time accounts                                62,387,796        68,080,299
                                                 ------------      ------------
Total deposits                                    182,875,751       189,923,350

Federal funds purchased                             2,000,000                 0
Other borrowed funds                               10,000,000         2,400,000
Long-term debt                                     13,691,429        11,041,252
Other liabilities                                   4,597,711         3,781,026
                                                 ------------      ------------
Total liabilities                                 213,164,891       207,145,628
                                                 ------------      ------------
Stockholders' equity:
Common stock - par value $1; authorized
 5,000,000 shares; issued 3,302,750 shares          3,302,750         3,300,000
Capital surplus                                     7,172,051         7,133,551
Retained earnings                                  29,554,946        28,403,347
Accumulated other comprehensive income                720,866         1,188,733
Treasury stock 763,575 shares for
 2003 and 711,075 for 2002, at cost                (7,762,507)       (6,703,620)
                                                 ------------      ------------
Total stockholders' equity                         32,988,106        33,322,011
                                                 ------------      ------------
Total liabilities and stockholders' equity       $246,152,997      $240,467,639
                                                 ============      ============

         See accompanying notes to consolidated financial statements.

                                   -43-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
             for the years ended December 31, 2003, 2002, and 2001
                                             2003          2002          2001
                                         -----------   -----------   -----------
Interest income:
Interest and fees on loans               $ 7,309,455   $ 9,279,689   $11,748,852
Interest and dividends on securities:
Taxable                                    4,991,575     4,657,118     4,817,051
Tax exempt                                   779,650       722,895       722,979
Interest on deposits in banks                 43,285        56,306       224,556
Interest on other short-term investments       1,569        22,107        48,246
                                          ----------    ----------    ----------
Total interest income                     13,125,534    14,738,115    17,561,684
                                          ----------    ----------    ----------
Interest expense:
Deposits                                   2,721,244     3,967,799     7,431,375
Other borrowings                             666,119       461,426       494,872
                                          ----------    ----------    ----------
Total interest expense                     3,387,363     4,429,225     7,926,247
                                          ----------    ----------    ----------
Net interest income                        9,738,171    10,308,890     9,635,437
Provision for loan losses                    517,104       534,000       380,000
                                          ----------    ----------    ----------
Net interest income after provision
 for loan losses                           9,221,067     9,774,890     9,255,437
                                          ----------    ----------    ----------
Noninterest income:
Service charges on deposit accounts        1,290,372     1,091,712       959,390
Income from trust services                   261,570       215,803       254,802
Income from security sales                   261,441       267,042       389,612
Income from insurance services             1,002,223       921,828       926,856
Income from mortgage banking services      3,446,658     3,021,047     2,441,945
Net gain (loss) on disposition of assets  (1,845,877)     (213,503)        2,622
Net gain (loss) on sale of securities              0       121,270             0
Other income                                 128,403       170,485       180,333
                                          ----------    ----------    ----------
Total noninterest income                   4,544,790     5,595,684     5,155,560
                                          ----------    ----------    ----------
Noninterest expense:
Salaries and employee benefits             5,749,217     6,044,833     5,641,555
Occupancy expense                            562,725       553,192       541,862
Equipment expense                            582,078       517,845       505,844
Data processing expense                      541,188       532,018       549,460
Amortization of intangible assets            323,951       323,868       171,745
Other operating expenses                   2,507,687     2,327,405     2,473,408
                                          ----------    ----------    ----------
Total noninterest expenses                10,266,846    10,299,161     9,883,874
                                          ----------    ----------    ----------
Income before income taxes                 3,499,011     5,071,413     4,527,123
Provision for income taxes                 1,018,851     1,469,312     1,308,597
                                          ----------    ----------    ----------
Net income                               $ 2,480,160   $ 3,602,101   $ 3,218,526
                                          ==========    ==========    ==========

Basic earnings per share:
Net income                               $      0.97   $      1.37   $      1.20
                                          ==========    ==========    ==========
Weighted average shares outstanding        2,560,202     2,619,559     2,690,135
                                          ==========    ==========    ==========
Diluted earnings per share:
Net income                               $      0.97   $      1.37   $      1.20
                                          ==========    ==========    ==========
Weighted average shares outstanding        2,570,020     2,623,476     2,690,807
                                          ==========    ==========    ==========

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             for the years ended December 31, 2003, 2002, and 2001
                                             2003          2002          2001
                                         -----------   -----------   -----------
Net income                               $ 2,480,160   $ 3,602,101   $ 3,218,526
                                         -----------    ----------    ----------
 Other comprehensive income, net of tax:
 Unrealized gains on securities
   available for sale:
  Unrealized holding gains(losses)
   arising during the period                (708,469)    1,556,565       104,655
  Federal income tax expense(benefit)        240,602      (529,232)      (35,583)
                                          ----------    ----------    ----------
  Other comprehensive income (loss),
   net of tax                               (467,867)    1,027,333        69,072
                                          ----------    ----------    ----------
  Total comprehensive income             $ 2,012,293   $ 4,629,434   $ 3,287,598
                                          ==========    ==========    ==========

         See accompanying notes to consolidated financial statements.

                             SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                      for the years ended December 31, 2003, 2002, and 2001
                                                              Accumulated
                                                                 Other                    Total
                             Common     Capital    Retained  Comprehensive  Treasury    Stockholders'
                              Stock     Surplus    Earnings     Income       Stock        Equity
                           ---------- ---------- -----------  ----------  -----------   ----------
Balance at Dec. 31, 2000   $3,000,000 $2,033,551 $29,513,113  $   92,328  $(3,998,039) $30,640,953

Net Income                          -          -   3,218,526           -            -    3,218,526

Common stock acquired
 through purchase program           -          -           -           -   (1,706,496)  (1,706,496)

Cash dividend declared
 $.47 per share                     -          -  (1,264,949)          -            -   (1,264,949)

Unrealized holding gain             -          -           -      69,072            -       69,072
                            ---------  ---------  ----------   ---------   ----------   ----------
Balance at Dec. 31, 2001    3,000,000  2,033,551  31,466,690     161,400   (5,704,535)  30,957,106

Net Income                          -          -   3,602,101           -            -    3,602,101

Common stock acquired
 through purchase program           -          -           -           -     (999,085)    (999,085)

Cash dividend declared
 $.47 per share                     -          -  (1,265,444)          -            -   (1,265,444)

Stock dividend declared       300,000  5,100,000  (5,400,000)          -            -            -

Unrealized holding gain             -          -           -   1,027,333            -    1,027,333
                            ---------  ---------  ----------   ---------   ----------   ----------
Balance at Dec. 31, 2002    3,300,000  7,133,551  28,403,347   1,188,733   (6,703,620)  33,322,011

Net Income                          -          -   2,480,160           -            -    2,480,160

Common stock acquired
 through purchase program           -          -           -           -   (1,058,887)  (1,058,887)

Cash dividend declared
 $.52 per share                     -          -  (1,328,561)          -            -   (1,328,561)

Exercise of stock options       2,750     38,500           -           -            -       41,250

Unrealized holding gain             -          -           -    (467,867)           -     (467,867)
                            ---------  ---------  ----------   ---------   ----------   ----------
Balance at Dec. 31, 2003   $3,302,750 $7,172,051 $29,554,946  $  720,866  $(7,762,507) $32,988,106
                            =========  =========  ==========   =========   ==========   ==========

                 See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 2003, 2002, and 2001
                                               2003         2002         2001
                                           -----------  -----------  -----------
Cash flows from operating activities:
Net income                                 $ 2,480,160  $ 3,602,101  $ 3,218,526
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses                      517,104      534,000      380,000
Depreciation                                   590,300      553,622      537,716
Net amortization and accretion of
 investment securities                          89,353       70,220       44,281
Amortization of intangibles                    323,951      323,868      171,745
Net loss (gain) on sale and
 disposal of assets                          1,845,876       95,638       (2,622)
Changes in:
 Other assets                                  107,505     (458,246)     627,239
 Other liabilities                           1,057,288      456,549      505,144
                                            ----------   ----------   ----------
Net cash provided by operating activities    7,011,537    5,177,752    5,482,029
                                            ----------   ----------   ----------
Investing activities:
Proceeds from maturities of securities
 held to maturity                           23,905,000   14,855,000   14,645,000
Proceeds from maturities of securities
 available for sale                         34,038,989    3,102,297    3,202,282
Proceeds from sale of securities
 available for sale                            242,000      483,270            0
Purchase of securities held to maturity    (13,442,500) (17,589,712)  (8,037,615)
Purchase of securities available for sale  (66,575,625) (16,064,308)  (8,130,631)
Net change in other short-term investments   2,000,000     (870,000)     870,000
Net change in loans                          7,305,760   14,843,713      334,685
Purchase of premises and equipment          (1,115,629)    (451,876)    (900,348)
Proceeds from sales of other assets            707,324    2,028,139      280,162
Net change in interest-bearing deposits
 with banks                                  3,952,543   (2,853,274)   3,867,113
Purchase of bank-owned life insurance       (1,806,673)           0            0
Payment for business acquisition                     0            0   (1,800,000)
                                            ----------   ----------   ----------
Net cash provided(used) for
 investing activities                      (10,788,811)  (2,516,751)   4,330,648
                                            ----------   ----------   ----------
Financing activities:
Net change in deposits                      (7,047,599)  (2,977,236)  (6,584,224)
Net change in federal funds purchased        2,000,000            0            0
Net change in short-term borrowings          7,600,000   (2,400,000)  (3,200,000)
Increase in long-term borrowings             2,650,177    7,649,741    3,391,511
Cash dividends declared                     (1,328,561)  (1,265,444)  (1,264,949)
Proceeds from the exercise of
 stock options                                  41,250            0            0
Payment for common stock                    (1,058,887)    (999,085)  (1,706,496)
                                            ----------   ----------   ----------
Net cash provided(used) for
 financing activities                        2,856,380        7,976   (9,364,158)
                                            ----------   ----------   ----------

Increase (decrease) in cash and
 due from bank                                (920,894)   2,668,977      448,519
Cash and due from banks -
 beginning of year                          11,880,622    9,211,645    8,763,126
                                            ----------   ----------   ----------
Cash and due from banks - end of year      $10,959,728  $11,880,622  $ 9,211,645
                                            ==========   ==========   ==========
Cash paid during the year for:
Income taxes                               $ 1,060,000  $ 1,476,671  $ 1,419,337
                                            ==========   ==========   ==========
Interest paid                              $ 3,496,933  $ 4,685,032  $ 8,097,201
                                            ==========   ==========   ==========
NONCASH ITEMS:
Increase in foreclosed properties
 and decrease in loans                     $ 1,433,292  $   254,447  $ 1,669,682
                                            ==========   ==========   ==========
Unrealized gain(loss) on securities AFS    $  (467,867) $ 1,027,333  $    69,072
                                            ==========   ==========   ==========

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

2.  INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

                                   -51-

Securities Available For Sale:
                                Amortized    Unrealized  Unrealized   Estimated
                                   Cost         Gains      Losses     Fair Value
                               -----------   ----------   --------   -----------
December 31, 2003
-----------------
Equity securities              $ 2,210,808   $   13,787   $      0   $ 2,224,595
State and municipal securities  12,906,261    1,016,191          0    13,922,452
Agency securities               54,000,738      574,678    577,251    53,998,165
Mortgage backed securities       1,333,905       65,236          0     1,399,141
                                ----------    ---------    -------    ----------
Total                          $70,451,712   $1,669,892   $577,251   $71,544,353
                                ==========    =========    =======    ==========







December 31, 2002
-----------------
Equity securities              $ 2,172,807   $    7,000   $    665   $ 2,179,142
State and municipal securities  12,573,581      737,620          0    13,311,201
Agency securities               20,121,853      901,928          0    21,023,781
Mortgage backed securities       3,385,969      155,228          0     3,541,197
                                ----------    ---------    -------    ----------
Total                          $38,254,210   $1,801,776   $    665   $40,055,321
                                ==========    =========    =======    ==========

Securities Held to Maturity:
                                Amortized    Unrealized  Unrealized   Estimated
                                   Cost         Gains      Losses     Fair Value
                               -----------   ----------   --------   -----------
December 31, 2003
-----------------
U. S. Treasury and U.S.
 Government Agency Securities  $47,542,062   $1,463,768   $    966   $49,004,864
State and Municipal Securities   7,153,307      298,077        204     7,451,180
                                ----------    ---------    -------    ----------
Total                          $54,695,369   $1,761,845   $  1,170   $56,456,044
                                ==========    =========    =======    ==========


December 31, 2002
-----------------
U. S. Treasury and U.S.
 Government Agency Securities  $59,540,876   $3,015,199   $      0   $62,556,075
State and Municipal Securities   5,609,211      327,234          0     5,936,445
                                ----------    ---------    -------    ----------
Total                          $65,150,087   $3,342,433   $      0   $68,492,520
                                ==========    =========    =======    ==========

At December 31, 2003 and 2002, securities with a carrying value of $41,988,000 and $34,394,000, respectively were pledged as collateral for public deposits and other purposes as required by law.

There were no investments in obligations of state and municipal subdivisions which exceeded 10 percent of the Corporation's stockholders' equity at December 31, 2003.

The amortized cost and estimated fair value of securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                             Amortized           Estimated
Available for Sale:                             Cost             Fair Value
-------------------                         ------------        ------------
Amounts maturing in:
  One year or less                          $          0        $          0
  After one through five years                20,807,803          21,276,391
  After five through ten years                40,851,085          41,015,083
  After ten years                              5,248,111           5,629,144
                                              ----------          ----------
     Total debt securities                  $ 66,906,999        $ 67,920,618

Mortgage-backed securities                     1,333,905           1,399,140
Equity securities                              2,210,808           2,224,595
                                              ----------          ----------
     Total AFS securities                   $ 70,451,712        $ 71,544,353
                                              ==========          ==========

                                             Amortized           Estimated
Held to Maturity:                               Cost             Fair Value
-----------------                           ------------        ------------
Amounts maturing in:
  One year or less                          $ 11,616,293        $ 11,895,602
  After one through five years                27,920,570          29,131,378
  After five through ten years                10,955,030          11,093,032
  After ten years                              4,203,476           4,336,032
                                              ----------          ----------
      Total HTM securities                  $ 54,695,369        $ 56,456,044
                                              ==========          ==========

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation's loan portfolio at December 31, 2003, 2002, and 2001 was as follows:

                                    2003            2002            2001
                                ------------    ------------    ------------
Commercial, financial and
 agricultural loans             $  9,546,904    $  9,272,312    $ 11,141,681
Real estate mortgage loans        78,064,179      86,451,963     100,453,113
Other loans                           98,343          40,314          34,895
Consumer loans                     9,452,255      10,222,776       9,979,001
                                  ----------     -----------     -----------
   Loans Outstanding              97,161,681     105,987,365     121,608,690

Unearned discount                    (46,465)        (54,066)        (59,798)
Allowance for loan losses         (2,337,811)     (1,899,738)     (1,883,171)
                                  ----------     -----------     -----------
   Net loans                     $94,777,405    $104,033,561    $119,665,721
                                  ==========     ===========     ===========

The Corporation's only significant concentration of credit at December 31, 2003, occurs in real estate loans which totaled approximately $78 million. However, this amount is not concentrated in any specific segment within the market or geographic area.

At December 31, 2003 and 2002, impaired loans amounted to $446,975 and $468,703, respectively. Included in the allowance for loan losses is $77,309 related to impaired loans at December 31, 2003, and $90,579 related to impaired loans at December 31, 2002. The amounts in the allowance for loan losses for impaired loans were primarily determined using the fair value of the loans' collateral.

For the years ended December 31, 2003 and 2002, the average recorded investment in impaired loans was $457,839 and $537,304 respectively.
Interest income was recognized for cash payments received on loans while they were impaired of $29,499 for 2003 and $40,490 for 2002.

Loans placed on nonaccrual status amounted to $1,012,154 and $1,529,158 at December 31, 2003 and 2002, respectively. Past due loans over ninety days and still accruing at December 31, 2003 and 2002, were $0 and $3,551, respectively.

Changes in the allowance for loan losses are as follows:

                                      2003          2002          2001
                                  -----------   -----------   -----------
Balance, January 1                $ 1,899,738   $ 1,883,171   $ 1,795,192
Provision charged to operations       517,104       534,000       380,000
Loans charged off                    (277,231)     (597,783)     (348,470)
Recoveries                            198,200        80,350        56,449
                                    ---------     ---------     ---------
Balance, December 31              $ 2,337,811   $ 1,899,738   $ 1,883,171
                                    =========     =========     =========

4.  BANK PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment are as follows:

                                      2003            2002
                                  -----------     -----------
Land                              $ 1,166,159     $ 1,239,598
Building                            5,835,696       5,498,445
Furniture and equipment             5,000,328       4,735,758
                                   ----------      ----------
                                   12,002,183      11,473,801
Less accumulated depreciation      (6,346,768)     (6,039,686)
                                   ----------      ----------
   Total                          $ 5,655,415     $ 5,434,115
                                   ==========      ==========

Depreciation of premises and equipment was $590,300; $553,622 and $537,716 in 2003, 2002, and 2001, respectively.

5.  DEPOSITS

At December 31, 2003, the scheduled maturities of certificates of deposit are as follows:


                            $ Amount
                          ------------
2004                      $ 75,622,000
2005                         5,556,000
2006                         1,497,000
2007                           585,000
2008 and thereafter          4,364,000
                            ----------
    Total                 $ 87,624,000
                            ==========

6.  SHORT-TERM BORROWINGS

Federal funds purchased generally mature within one to four days. On December 31, 2003, federal funds purchased were $2,000,000 with interest at
1.15 percent. Other borrowed funds consist of Federal Home Loan Bank advances of $10,000,000 with interest at 2.71 percent as of December 31, 2003 and $2,400,000 million with interest at 3.16 percent as of December 31, 2002.

Information concerning federal funds purchased and Federal Home Loan Bank short-term advances are summarized as follows:

                                             2003         2002         2001
                                         -----------  -----------  -----------
Average balance during the year          $ 6,621,027  $ 4,708,288  $ 8,323,132
Average interest rate during the year          3.10%        2.49%        5.79%
Maximum month-end bal. during the year   $12,000,000  $ 5,865,000  $13,163,000

7.  LONG-TERM DEBT

Long-term debt consist of the following:

                                                         December 31,
                                                ------------------------------
                                                    2003               2002
                                                -----------        -----------
Advance from Federal Home Loan Bank with
 a 4.06% fixed rate of interest maturing
 April 2, 2004.  (transferred to short-
 term borrowings)                               $         0        $ 5,000,000

Advance from Federal Home Loan Bank with
 a 2.51% fixed rate of interest maturing
 August 18, 2005.                                 3,000,000                  0

Advance from Federal Home Loan Bank with
 a 2.85% fixed rate of interest maturing
 March 11, 2013.  (convertible to a
 variable rate at option of Federal Home
 Loan Bank on March 11, 2008).                    5,000,000                  0

Advance from Federal Home Loan Bank with
 a 4.00% fixed rate of interest maturing
 August 6, 2012, (convertible to a
 variable rate at option of Federal Home
 Loan Bank on August 6, 2007).                    5,000,000          5,000,000

Advance from Federal Home Loan Bank with
 a 5.21% fixed rate of interest due in
 annual installments maturing
 December 17, 2008.                                 571,429            685,453

Note payable to First Community Bank of
 Southwest Georgia with interest based on
 the prime rate and adjusted quarterly;
 maturing December 1, 2010.  (4.25% as of
 December 31, 2002 and 4.75% as of
 December 31, 2001) (Paid in full in 2003.)               0            175,799

Note payable to MIA Company with an 8.00%
 fixed rate of interest due in annual
 installments maturing January 31, 2005.            120,000            180,000
                                                 ----------         ----------
Total long-term debt                            $13,691,429        $11,041,252
                                                 ==========         ==========

The advances from Federal Home Loan Bank are collateralized by the pledging of investment securities.

The following are maturities of long-term debt for the next five years. At December 31, 2003, there was no floating rate long-term debt.


                         Fixed Rate
   Due in:                $ Amount
-----------             -----------
2004                    $   174,286
2005                      3,174,286
2006                        114,286
2007                        114,286
2008                        114,285
Later Years              10,000,000
                         ----------
Total long-term debt    $13,691,429
                         ==========

8.  EMPLOYEE BENEFITS PLAN

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most all employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2003, 2002, and 2001 is presented below.

                                              2003         2002         2001
                                          -----------  -----------  -----------
Change in Benefit Obligation
----------------------------------------
Benefit obligation at beginning of year   $ 6,590,821  $ 6,316,759  $ 5,198,845
Service cost                                  300,735      235,049      329,953
Interest cost                                 476,944      417,378      407,917
Actuarial (gain)loss                          838,502      (91,016)     655,766
Benefits paid                                (410,252)    (287,349)    (275,722)
                                            ---------    ---------    ---------
Benefit obligation at end of year           7,796,750    6,590,821    6,316,759
                                            ---------    ---------    ---------

Change in Plan Assets
----------------------------------------
Fair value of plan assets at
 beginning of year                        $ 6,038,280  $ 5,780,395  $ 5,330,613
Actual return on plan assets                  426,605      165,244      375,504
Employer contribution                         652,175      379,990      350,000
Benefits paid                                (410,252)    (287,349)    (275,722)
                                            ---------    ---------    ---------
Fair value of plan assets at end of year    6,706,808    6,038,280    5,780,395
                                            ---------    ---------    ---------

Funded Status
----------------------------------------
Prepaid (accrued) benefit cost            $(1,089,942) $  (552,541) $  (536,364)
                                            =========    =========    =========

At December 31, 2003, the plan assets included cash and cash equivalents, U.
S. Treasury bonds and notes, other government agency securities, and equity securities.

Assumptions used to determine net periodic pension costs as of December 31, 2003, 2002, and 2001, respectively were:

                                              2003        2002        2001
                                           ---------   ---------   ---------
Weighted-Average Assumptions As of
         December 31
----------------------------------------
Discount rate                                  6.50%       6.75%       7.25%
Expected return on plan assets                 8.00%       7.25%       7.25%
Rate of compensation increase                  5.00%       5.00%       5.00%

Components of  Net Periodic Benefit Cost
----------------------------------------
Service cost                               $ 300,735   $ 235,049   $ 329,953
Interest cost                                476,944     417,378     407,917
Expected return on plan assets              (483,609)   (419,663)   (378,603)
Amortization                                  70,265           0           0
                                             -------     -------     -------
     Net periodic benefit cost             $ 364,335   $ 232,764   $ 359,267
                                             =======     =======     =======

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust to be administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The contributions were $159,725 in 2003, $390,605 in 2002, and $276,334 in 2001.

Directors Deferred Compensation Plan

The Corporation has a voluntary deferred compensation plan for the Board of Directors administered by an insurance company. The plan stipulates that if a director participates in the Plan for four years, the Corporation will pay the Director future monthly income for ten years beginning at normal retirement age, and the Corporation will make specified monthly payments to the Director's beneficiaries in the event of his or her death prior to the completion of such payments. The plan is funded by actual life insurance policies with the Corporation as the named beneficiary.

Deferred Compensation Agreement

The Corporation has entered into an employment agreement with an executive officer of Empire as of January 1, 2002. Under this employee agreement the executive officer shall be credited with Deferred Compensation for his service and covenants in the amount of $200,000 on December 31, 2002 and $200,000 on each anniversary date thereafter to 2006. The executive officer has irrevocably elected to waive participation in the Pension and Employee Stock Ownership Plans.

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. The stock offering is exempt under the Securities Act of 1933 Regulation D and additionally exempt under Georgia law.

Under the plan, participants may elect to contribute up to $500 monthly of salary or directors' fees and receive corporate common stock with an aggregate value of 1.5 times their contribution. The expense incurred during 2003, 2002, and 2001 on the part of the Corporation totaled $51,681, $52,283, and $48,625, respectively.

Stock Option Plan

Effective March 19, 1997, the Corporation established a Key Individual Stock Option Plan ("Plan") which provides for the issuance of options to key employees and directors of the Corporation. In April 1997, the Plan was approved by the Corporation's shareholders, and it will be effective for ten years. A maximum of 150,000 shares of common stock have been authorized for issuance with respect to options granted under the Plan. The Plan provides for the grant of incentive stock options and nonqualified stock options to key employees of the Corporation. The Plan is administered by the Personnel Committee of the Board of Directors.

In 2003, no options were granted to the Corporation's key employees and directors. In 2002 and 2001, the Corporation granted 4,400 and 8,250 stock options, respectively. Under the Plan, the exercise price of each option equals the market price of the Corporation's stock on the grant date for a term of ten years. All of these options are fully vested. The fair value of each option grant is estimated on the grant date using an option-pricing model using weighted-average assumptions.

The following table sets forth the number of options granted, the average fair value of options granted, and the weighted-average assumptions used to determine the fair value of the option's granted.

                                            2003          2002          2001
                                            ----         ------        ------
Number of options granted                      0          4,400         8,250
Average fair value of options granted        $ 0         $ 2.37        $ 2.89
Weighted-average assumptions:
 Dividend yield                                0           3.2%          3.3%
 Risk-free interest rate                       0           1.7%          3.3%
 Volatility rate                               0          24.0%         25.0%
 Expected life                                 0        5 years       5 years

                                   -58-
A summary of the status of the Corporation's Plan as of December 31, 2003, 2002 and 2001, and the changes during the year is presented below:

                                                  No. of Shares    Average Price
----------------------------------------------------- -------------- -----------
Outstanding at Dec. 31, 2000                          110,000        $ 21.22
Granted                                                 8,250          14.25
Expired                                                  (550)         14.44
----------------------------------------------------- -------------- -----------
Outstanding at Dec. 31, 2001                          117,700          20.76
Granted                                                 4,400          15.00
Expired                                                  (550)         23.18
----------------------------------------------------- -------------- -----------
Outstanding at Dec. 31, 2002                          121,550          20.54
Granted                                                     0           0.00
Expired                                                (5,500)         21.35
Exercised                                              (2,750)         15.00
----------------------------------------------------- -------------- -----------
Outstanding at Dec. 31, 2003                          113,300        $ 20.64

The number of shares and average price of options exercisable at December 31, 2003, 2002, and 2001 were 113,300; 121,550; and 112,200; and at $20.64,
$20.54, and $21.07, respectively. The average fair value of options granted during 2003, 2002, and 2001 was $0, $2.37, and $2.89.

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2003.

                     Outstanding Options              Exercisable Options
             ------------------------------------   -----------------------
                            Weighted-
                             Average     Weighted                  Weighted
               Number       Remaining     Average     Number        Average
 Exercise    Outstanding   Contractual   Exercise   Exercisable    Exercise
Price Range  At 12/31/03      Life         Price    At 12/31/03      Price
-----------  -----------   -----------   --------   -----------    --------
$13 to $14      3,300       7.2 Years    $ 13.73        3,300      $ 13.73
$14 to $15     13,200       6.8 Years      14.37       13,200        14.37
$15 to $23     18,700       6.6 Years      15.68       18,700        15.68
$23 to $24     78,100       4.4 Years      23.18       78,100        23.18
              -------                                 -------
$13 to $24    113,300                    $ 20.64      113,300      $ 20.64
              =======                                 =======

If the Corporation had used the fair value based method of accounting for its Plan, as prescribed by Statement of Financial Accounting Standard No. 123, compensation cost in net income would have decreased by $27,000 in 2003, and increased by $5,000 in 2002, and $23,000 in 2001. Net income would have been $2,496,000 or $.97 per share in 2003; $3,597,000 or $1.37 per share in 2002;
and $3,205,000 or $1.19 per share in 2001. These options had no effect on diluted earnings per share for these periods.

Dividend Reinvestment and Share Purchase Plan

In 1997, the Corporation's Board of Directors approved a dividend reinvestment and share purchase plan. Also, the Board amended this plan on September 16, 1998. The purpose of the plan is to provide shareholders of record of the Corporation's common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant's price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the American Stock Exchange on the dividend payable date. During the years ended December 31, 2003, 2002, and 2001, 10,669; 11,016; and 13,617 shares were issued through the plan at an average of $20.46, $18.05, and $15.65 per share, respectively.

9.  INCOME TAXES

Components of income tax expense for 2003, 2002, and 2001 are as follows:

                                              2003         2002         2001
                                           ----------   ----------   ----------
Current payable                            $1,077,487   $1,406,412   $1,295,197
Deferred taxes (benefit)                      (58,636)      62,900       13,400
                                            ---------    ---------    ---------
Total income taxes                         $1,018,851   $1,469,312   $1,308,597
                                            =========    =========    =========

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

                                              2003         2002         2001
                                           ----------   ----------   ----------
Taxes at statutory income tax rate         $1,399,604   $2,028,565   $1,810,849
Reductions in taxes resulting from
 exempt income                               (277,821)    (264,193)    (246,380)
Other timing differences                     (102,932)    (295,060)    (255,872)
                                            ---------    ---------    ---------
Total income taxes                         $1,018,851   $1,469,312   $1,308,597
                                            =========    =========    =========

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2003, 2002, and 2001 are summarized as follows:

                                              2003         2002         2001
                                           ----------   ----------   ----------
Accretion of discount (net of maturities)  $   34,700   $   32,800   $   32,800
Nonqualified retirement plan contribution    (151,000)      (1,700)     (10,900)
Gain on disposition of discounted bonds       (16,100)     (12,500)      (8,500)
Book and tax depreciation difference           73,764       44,300            0
                                            ---------    ---------    ---------
Total deferred taxes                       $  (58,636)  $   62,900   $   13,400
                                            =========    =========    =========

                                                            December 31,
                                                        ---------------------
                                                          2003         2002
                                                        --------     --------
Deferred tax liabilities:
 Accretion on securities                                $ 95,500     $ 76,800
 Depreciation on fixed assets                             72,464       51,849
 Unrealized gain on securities available for sale        371,775      612,378
                                                         -------      -------
Total deferred tax liabilities                           539,739      741,027
                                                         -------      -------
Deferred tax assets:
 Deferred compensation                                   226,600       75,600
                                                         -------      -------
Total deferred tax assets                                226,600       75,600
                                                         -------      -------
Net deferred tax liabilities                            $313,139     $665,427
                                                         =======      =======

10.  RELATED PARTY TRANSACTIONS

The Employee Stock Ownership Plan and Trust of Southwest Georgia Financial Corporation presently holds 390,254 shares of the Corporation's stock of which 23,560 shares have been pledged. In the normal course of business, the Corporation's banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiary, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $2,022,000 and $1,771,000 at December 31, 2003 and 2002, respectively. During 2003, approximately $3,831,000 of such loans was made, and repayments totaled approximately $3,579,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2003. Also, during 2003, directors and executive officers had approximately $1,226,000 in deposits with the Bank.

11. COMMITMENTS, CONTINGENT LIABILITIES, AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, various claims and lawsuits may arise against the Corporation. Management, after reviewing with counsel all actions and proceedings, considers that the aggregate liability or loss, if any, resulting there from will not be material.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own risk exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the Consolidated Balance Sheets. The contract or notional amounts of the instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.

Commitments to extend credit are contractual obligations to lend to a customer as long as all established contractual conditions are satisfied. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by a customer.

Standby letters of credit and financial guarantees are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Standby letters of credit and financial guarantees are generally terminated through the performance of a specified condition or through the lapse of time.

The Corporation's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual or notional amounts of these instruments. As these off-balance sheet financial instruments have essentially the same credit risk involved in extending loans, the Corporation generally uses the same credit and collateral policies in making these commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, the contractual or notional amounts do not represent future cash requirements.

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

                                                    Dec. 31, 2003  Dec. 31, 2002
                                                     ------------   ------------
Financial instruments whose contract
amounts represent credit risk:
 Commitments to extend credit                        $ 12,171,121   $ 19,550,000
                                                       ==========     ==========
 Standby letters of credit and financial guarantees  $     52,500   $    104,000
                                                       ==========     ==========

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following information and tables present the carrying amounts and fair values of the Corporation's financial instruments at December 31, 2003 and 2002. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. Those techniques can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

Cash and Short-Term Investments

For those short-term investments, the carrying amount is a reasonable estimate of fair value.

Investment Securities

For U. S. Government and U. S. Government Agency securities, fair values are based on market prices or dealer quotes. For other investment securities, fair value equals quoted market price if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities as the basis for a pricing matrix.

Loans

For all homogenous categories of loans, the fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at December 31, 2003. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

Short-Term Borrowings and Securities Sold Under Repurchase Agreements

For those short-term borrowings, the carrying amount is a reasonable estimate of fair value. The fair value of securities sold under repurchase agreements is estimated by discounting the future cash flow using the rates currently offered for securities sold under repurchase agreements of similar remaining maturities.

Long-Term Debt

Rates currently available to the Corporation for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Commitments to Extend Credit and Standby Letters of Credit

The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, and the present credit worthiness of the counter parties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counter parties.

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. Those estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular instrument. Because no market exists for a significant portion of the financial instruments, fair value estimates are based on many judgments. These estimates are subjective in nature and involve matters of judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The carrying amount and estimated fair values of the Corporation's financial instruments are as follows:

                                    December 31, 2003      December 31, 2002
                                   -------------------    -------------------
                                   Carrying               Carrying
                                    Amount   Fair Value    Amount   Fair Value
                                   --------   --------    --------   --------
                                 (Dollars in thousands)  (Dollars in thousands)
Financial assets:
 Cash                              $ 10,960   $ 10,960    $ 11,881   $ 11,881
 Securities available for sale       71,544     71,544      40,055     40,055
 Securities held to maturity         54,695     56,456      65,150     68,493
 Short-term investments                  44         44       5,996      5,996
 Loans                               97,115     98,530     105,933    107,074
 Less:  allowance for loan losses     2,338      2,338       1,900      1,900
Financial liabilities:
 Deposits                           182,876    183,841     189,923    190,643
 Short-term borrowings               12,000     12,036       2,400      2,416
 Long-term debt                      13,691     13,705      11,041     11,363
Unrecognized financial
 instruments:
 Commitments to extend credit        17,499     17,499      19,550     19,550
 Standby letters of credit               52         52         104        104

13.  SUPPLEMENTAL FINANCIAL DATA

Components of other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

                                          Years Ended December 31
                                     ----------------------------------
                                       2003         2002         2001
                                     --------     --------     --------
Advertising & promotion              $195,316     $226,747     $263,466

Foreclosed assets expenses, net      $409,346     $405,919     $614,406

14.  STOCKHOLDER'S EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2003, approximately $1,240,000 of the Bank's net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2003, the Bank's reserve requirements averaged approximately $2,618,000.

Banking regulatory agencies have approved guidelines to implement a risk-based capital framework that makes capital requirements more sensitive to the risk profiles of individual banking companies. These guidelines define capital as either core (Tier I) capital or supplementary (Tier II) capital. Tier I capital consists primarily of tangible common stockholders' equity while Tier II capital is comprised of certain debt instruments and a portion of the reserve for loan losses. Risk-based capital regulations required banks to maintain an eight percent total risk-based capital ratio of which four percent must consist primarily of tangible common stockholders' equity (Tier I capital). The Corporation's ratios under these rules at December 31, 2003 and 2002 are set forth in the following table. The Corporation's leverage ratio at December 31, 2003 was 13.11 percent.

As a result of regulatory limitations at December 31, 2003, approximately $29,487,000 of the parent company's investment in net assets of the subsidiary bank of $30,727,000, as shown in the accompanying condensed balance sheets, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

On September 25, 2002, the Corporation declared a 10 percent stock dividend payable to shareholders of record on October 7, 2002. Share and per share data for all periods presented have been retroactively restated to reflect the additional shares outstanding resulting from the stock dividend.

                                                                 To Be Well
                                                              Capitalized Under
                                            For Capital       Prompt Corrective
                          Actual         Adequacy Purposes    Action Provisions
                   -------------------  -------------------  ------------------
                     Amount     Ratio      Amount     Ratio     Amount    Ratio
                   -----------  ------  -----------   -----  -----------  -----
      As of
December 31, 2003:
Total capital (to
 risk- weighted
 assets)           $33,164,036  26.80%  $ 9,900,240 >= 8.00%  $12,375,300 >=10.00%
Tier I capital (to
 risk-weighted
 assets)           $31,617,124  25.55%  $ 4,950,120 >= 4.00%  $ 7,425,180 >= 6.00%
Tier I capital (to
 average assets)   $31,617,124  13.11%  $ 7,236,332 >= 3.00%  $12,060,553 >= 5.00%


      As of
December 31, 2002:
Total capital (to
 risk- weighted
 assets)           $33,181,026  26.14%  $10,152,656 >= 8.00%  $12,690,820 >=10.00%
Tier I capital (to
 risk-weighted
 assets)           $31,590,805  24.89%  $ 5,076,328 >= 4.00%  $ 7,614,492 >= 6.00%
Tier I capital (to
 average assets)   $31,590,805  13.36%  $ 7,091,076 >= 3.00%  $11,818,460 >= 5.00%

                                   -65-

15.  PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation's condensed balance sheets as of December 31, 2003 and 2002, and its related condensed statements of operations and cash flows for the years ended are as follows:

                           Condensed Balance Sheets
                       as of December 31, 2003 and 2002
                            (Dollars in thousands)

                                                            2003        2002
                                                         ---------    ---------
ASSETS

Cash                                                     $  1,354     $  1,965
Investment in consolidated wholly-owned bank
  subsidiary, at equity                                    30,727       30,711
Investment securities available for sale                       22           12
Loans                                                         385          220
Other assets                                                  766          724
                                                           ------       ------
       Total assets                                      $ 33,254     $ 33,632
                                                           ======       ======

LIABILITIES AND STOCKHOLDERS' EQUITY

Dividends payable                                        $    330     $    337
Other liabilities                                             (64)         (27)
                                                           ------       ------
       Total liabilities                                      266          310
                                                           ------       ------
Stockholders' equity:
  Common stock, $1 par value; authorized 5,000,000
      Shares; issued 3,302,750 shares                       3,303        3,300
  Capital surplus                                           7,172        7,134
  Retained earnings                                        30,276       29,592
  Treasury stock, 763,575 for 2003 and 711,705
     shares for 2002                                       (7,763)      (6,704)
                                                           ------       ------
       Total stockholders' equity                          32,988       33,322
                                                           ------       ------
       Total liabilities and stockholders' equity        $ 33,254     $ 33,632
                                                           ======       ======

                  Condensed Statements Of Income and Expense
             for the years ended December 31, 2003, 2002, and 2001
                            (Dollars in thousands)

                                                   2003       2002       2001
                                                 -------    -------    -------
Income:
  Dividend received from bank subsidiary         $ 2,000    $ 2,000    $ 2,000
  Interest on loan                                    14         34         50
  Gain on sale of equity securities                    0        121          0
  Other                                               51         62         79
                                                  ------     ------     ------
       Total income                                2,065      2,217      2,129
                                                  ------     ------     ------
Expenses:
  Other                                              193        103         69
                                                  ------     ------     ------
Income before income taxes and equity in
  undistributed income of bank subsidiary          1,872      2,114      2,060

Income tax expense - allocated from
  consolidated return                               (118)       (27)       (51)
                                                  ------     ------     ------
       Income before equity in undistributed
          income of subsidiary                     1,990      2,141      2,111

Equity in undistributed income of subsidiary         490      1,461      1,108
                                                  ------     ------     ------
       Net income                                  2,480      3,602      3,219

Retained earnings - beginning of year             29,592     31,628     29,605

Stock dividend declared                                0     (5,400)         0

Net unrealized gains (losses) on available
  for sale securities                               (458)     1,027         69

Cash dividend declared                            (1,338)    (1,265)    (1,265)
                                                  ------     ------     ------
Retained earnings - end of year                  $30,276    $29,592    $31,628
                                                  ======     ======     ======

                      Condensed Statements Of Cash Flows
             for the years ended December 31, 2003, 2002, and 2001
                            (Dollars in thousands)

                                                     2003      2002      2001
                                                   -------   -------   -------
Operating activities:
  Net income                                       $ 2,480   $ 3,602   $ 3,219
  Adjustments to reconcile net income to net
     Cash provided by operating activities:
     Equity in undistributed earnings of
        subsidiary                                    (490)   (1,461)   (1,108)
     Gain on sale of equity securities                   0      (121)        0
     Changes in:
        Other assets                                   (43)      (34)       (6)
        Other liabilities                              (37)       46      (121)
                                                     -----     -----     -----
       Net cash provided of operating activities     1,910     2,032     1,984
                                                     -----     -----     -----
Investing activities:
  Sale of available for sale securities                  0       483         0
  Net change in loans                                 (165)      497      (219)
                                                     -----     -----     -----
       Net cash provided (used) for investing
           activities                                 (165)      980      (219)
                                                     -----     -----     -----
Financing activities:
  Dividend declared to stockholders                 (1,338)   (1,265)   (1,265)
  Purchase of treasury stock                        (1,059)     (999)   (1,706)
  Proceeds from issuance of common stock                41         0         0
                                                     -----     -----     -----
       Net cash provided (used) for financing
           Activities                               (2,356)   (2,264)   (2,971)
                                                     -----     -----     -----
        Increase (decrease) in cash                   (611)      748    (1,206)

Cash - beginning of year                             1,965     1,217     2,423
                                                     -----     -----     -----
Cash - end of year                                 $ 1,354   $ 1,965   $ 1,217
                                                     =====     =====     =====

                                   -68-
16.  BUSINESS CONSOLIDATION

Effective February 27, 2004, the Corporation completed the acquisition by merger of 100% of the outstanding shares of First Bank Holding Company and its sole subsidiary, Sylvester Banking Company. The approximate value of the transaction was $9.7 million. The Corporation exchanged $4.2 million in cash and 240,000 shares of its common stock for all of the common shares of First Bank Holding Company and Sylvester Banking Company. Sylvester Banking Company, with about $45 million in assets, has a full service bank operation that holds approximately 25% of the deposits in Worth County, Georgia. This acquisition transaction was accounted for as a purchase and is not expected to materially impact the Corporation's earnings in 2004. The following table shows selected pro forma information as if the acquisition had occurred during the last three years. The pro forma information does not include any operating efficiencies that could be realized in a branch acquisition.

Pro forma information for years ended:

                                   2003        2002        2001
                                  ------      ------      ------
Net interest income               11,236      11,956      11,232

Net Income                         2,606       3,830       3,347

Basic earnings per share             .93        1.33        1.14

Diluted earnings per share           .93        1.33        1.14

In December of 2001, the Bank, acquired the remaining 50 percent of the common stock of Empire from First Community Bank of Southwest Georgia, a subsidiary of PAB Bancshares, Inc. The bank acquired 50 percent of the common stock of Empire in May 1997 and owned the firm jointly until the fourth quarter 2001. Empire is a commercial mortgage banking firm located in Milledgeville, Georgia. Due to acquiring 100 percent of Empire stock, the Corporation changed its method of accounting for Empire. The stock investment in Empire was accounted for by using the cost method prior to the full acquisition. This acquisition was accounted for as a purchase and was consolidated into the Corporation's financial statements. Empire's income from mortgage banking services were $3,377,000 and $2,970,000 and it's operating expenses were $1,848,000 and $1,744,000 for years 2003 and 2002, respectively. Empire's net earnings after taxes contributed $942,000 to the Corporation's 2003 net earnings compared with $766,000 in 2002 and $637,000 in 2001.

17.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

                                               Year Ended December 31, 2003
                                          ------------------------------------
                                                          Weighted       Per
                                                           Average      Share
                                             Income         Shares      Amount
                                          -----------     ---------     ------
Basic earnings per share:
  Net income                              $ 2,480,160     2,560,202     $ 0.97
                                            =========     =========       ====
Diluted earnings per share:
  Net income                              $ 2,480,160     2,570,020     $ 0.97
                                            =========     =========       ====

                                               Year Ended December 31, 2002
                                          ------------------------------------
                                                          Weighted       Per
                                                           Average      Share
                                             Income         Shares      Amount
                                          -----------     ---------     ------
Basic earnings per share:
  Net income                              $ 3,602,101     2,619,559     $ 1.37
Diluted earnings per share:
  Net income                              $ 3,602,101     2,623,476     $ 1.37

                                               Year Ended December 31, 2001
                                          ------------------------------------
                                                          Weighted       Per
                                                           Average      Share
                                             Income         Shares      Amount
                                          -----------     ---------     ------
Basic earnings per share:
  Net income                              $ 3,218,526     2,690,135     $ 1.20
Diluted earnings per share:
  Net income                              $ 3,218,526     2,690,807     $ 1.20

Options to purchase 113,300 shares of common stock at a weighted average price of $20.64 per share were outstanding as of December 31, 2003. If option holders were to exercise their options, only 9,818 shares must be issued to satisfy them in year 2003. This small number of additional shares included in the computation of diluted earnings per share had no effect on earnings per share.

18.  QUARTERLY DATA

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                                QUARTERLY DATA
                                  (UNAUDITED)
                                                     For the Year 2003
                                           -------------------------------------
                                            Fourth    Third     Second    First
                                           -------   -------   -------   -------
Interest and dividend income               $ 3,200   $ 3,202   $ 3,380   $ 3,343
Interest expense                               750       800       896       942
                                             -----     -----     -----     -----
Net interest income                          2,450     2,402     2,484     2,401
Provision for loan losses                       67       150       150       150
                                             -----     -----     -----     -----
Net interest income after provision
 for loan losses                             2,383     2,252     2,334     2,251
Noninterest income                           1,632     1,669      (357)    1,601
Noninterest expenses                         2,677     2,438     2,598     2,553
                                             -----     -----     -----     -----
Income before income taxes                   1,338     1,483      (621)    1,299
Provision(benefit) for income taxes            319       531      (251)      419
                                             -----     -----     -----     -----
Net income                                 $ 1,019   $   952   $  (370)  $   880
                                             =====     =====     =====     =====
Earnings per share of common stock:
  Basic                                    $   .40   $   .37   $  (.14)  $   .34
                                             =====     =====     =====     =====
  Diluted                                  $   .40   $   .37   $  (.14)  $   .34
                                             =====     =====     =====     =====

                                                     For the Year 2002
                                           -------------------------------------
                                            Fourth    Third     Second    First
                                           -------   -------   -------   -------
Interest and dividend income               $ 3,572   $ 3,634   $ 3,713   $ 3,820
Interest expense                             1,002     1,049     1,146     1,233
Net interest income                          2,570     2,585     2,567     2,587
Provision for loan losses                      159       120       105       150
Net interest income after provision
 for loan losses                             2,411     2,465     2,462     2,437
Noninterest income                           1,470     1,428     1,335     1,364
Noninterest expenses                         2,532     2,551     2,580     2,637
Income before income taxes                   1,349     1,342     1,217     1,164
Provision(benefit) for income taxes            407       413       316       333
Net income                                 $   942   $   929   $   901   $   831
Earnings per share of common stock:
  Basic                                    $   .36   $   .35   $   .34   $   .32
  Diluted                                  $   .36   $   .35   $   .34   $   .32

                                   -71-

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On September 3, 2002, Draffin & Tucker, LLP ("Draffin") announced to the Corporation that it would resign as the Corporation's independent auditors after its completion of its review of the Form 10-Q for the period ended September 30, 2002 because it did not expect to meet certain new requirements which would allow it to audit companies that file reports with the Securities and Exchange Commission. The reports of Draffin on the Corporation's financial statements for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. In connection with the audits of the Corporation's financial statements for each of the two most recent fiscal years, and through November 14, 2002, there were also no disagreements with Draffin on any matters of accounting principles or practices, financial statement disclosure or auditing scope and procedures which, if not resolved to the satisfaction of Draffin, would have caused Draffin to make reference to the matter in their report.

On October 23, 2002, the Audit Committee of the Board of Directors of the Corporation approved the engagement of Thigpen, Jones, Seaton & Co., P.C. ("Thigpen"), and on October 25, 2002, the Corporation entered into an agreement with Thigpen to engage them as its independent auditors.

During the two most recent fiscal years of the Corporation and through November 14, 2002, the Corporation did not consult with Thigpen on matters
(i) regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on the Corporation's financial statements, or (ii) which concerned the subject matter of a disagreement or event identified in response to paragraph
(a)(1)(iv) of Item 304 of Regulation S-K with the former auditor.

The Corporation may have interacted from time to time with Thigpen with respect to Empire, a wholly owned subsidiary of the Corporation which it acquired one hundred percent of the stock on December 6, 2001. At the time of the Corporation's acquisition of the subsidiary, Thigpen served as the subsidiary's independent auditors and continues to serve the subsidiary in that capacity.

Item 9A.  Controls and Procedures

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2003. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Based on this evaluation, management believes there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                 PART III

Item 10.  Directors and Executive Officers of the Corporation

The information contained under the heading "Information About Nominees For Director" and "Code of Ethical Conduct" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 25, 2004, to be filed with the Commission, is incorporated herein by reference.

Item 11.  Executive Compensation

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 25, 2004, to be filed with the Commission, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Stock Related Matters

The information contained under the heading "Voting Securities and Principal Holders" and "Equity Compensation Plan Information" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 25, 2004, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Corporation's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Corporation have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Corporation as defined by the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 25, 2004, to be filed with the Commission, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information contained under the heading "Independent Public Accountants" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Registrant's annual meeting of shareholders to be held on May 25, 2004, to be filed with the Commission, is incorporated herein by reference.

                                  PART IV

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1).  Financial Statements

   The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2003, 2002, and 2001 are included in Part II, Item 8 herein:

   (i)   Report of Independent Auditors

   (ii)  Consolidated Balance Sheets - December 31, 2003 and 2002

   (iii) Consolidated Statements of Income - Years ended December 31, 2003, 2002, and 2001

   (iv) Consolidated Statements of Shareholders' Equity - Years ended December 31, 2003, 2002, and 2001

   (v) Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002, and 2001

   (vi)  Notes to Consolidated Financial Statements - December 31, 2003


(a)(2).  Financial Statement Schedules

   All applicable financial statement schedules required have been included in the Notes to the Consolidated Financial Statements.


(a)(3).  Exhibits:

The exhibits filed as part of this registration statement are as follows:

Exhibit
Number                          Description Of Exhibit
-------  ----------------------------------------------------------------------
3.1 Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit 3.1 to the Corporation's Form 10-KSB dated December 31, 1996, previously filed with the commission and incorporated herein by reference).

3.2 By-Laws of the Corporation as amended (included as Exhibit 3.2 to the Corporation's Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

10.1 Pension Retirement Plan of the Corporation, as amended and restated (included as Exhibit 10.1 to the Corporation's Form 10-K dated December 31, 2000, previously filed with the commission and incorporated herein by reference).

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

10.2 Form of Directors' Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation's Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

10.3 Directors' and Executive Officers' Stock Purchase Plan of the Corporation dated March 18, 1992 (included as Exhibit 10.7 to the Corporation's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).*

10.4 Advances, specific collateral pledged, and security agreement between the Federal Home Loan Bank of Atlanta and the Bank dated January 27, 1992, and confirmation of credit services transaction for new money advances in the amount of $4,000,000 dated February 10, 1992, $2,500,000 dated September 4, 1992, and $1,500,000 dated September 8, 1992 (included as Exhibit 10.10 to the Registrant's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).

10.5 Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

10.6 Trust under the Corporation's Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.7 Employee Stock Ownership Plan and Trust of the Corporation as amended (included as Exhibit 10.7 to the Corporation's Form 10-K dated December 31, 2000, previously filed with the commission and incorporated herein by reference).

10.8 Dividend Reinvestment and Share Purchases Plan of the Corporation as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation's Form S-3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

10.9 Key Individual Stock Option Plan of the Corporation dated March 19, 1997 (included as Exhibit 10.9 to the Corporation's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued

10.10 Employment agreement of J. David Dyer, Jr. (included as Exhibit 10.10 to the Corporation's Form 10-K dated December 31, 2002, previously filed with the Commission and incorporated herein by reference).*

10.11 Employment agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation's Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

10.15 Consulting agreement of John H. Clark (included as Exhibit 10.15 to the Corporation's Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

10.16 Agreement and Plan of Reorganization, dated as of December 10, 2003, by and between Southwest Georgia Financial Corporation, Southwest Georgia Bank, First Bank Holding Company and Sylvester Banking Company (included as Exhibit 2.1 to the Registrant's Form S-4 dated
         January 6, 2004, previously filed with the Commission and incorporated herein by reference).

14       Code of Ethical Conduct dated January 28, 2004.

16 Letter of change of certifying accountant (included as Exhibit 16 to the Corporation's Form 8-K dated November 20, 2002, previously filed with Commission and incorporated herein by reference).

21 Subsidiaries of the Corporation (included as Exhibit 21 to the Corporation's Form 10-K dated December 31, 2002, previously filed with the Commission, incorporated herein by reference and included as
         Exhibit 99.1 hereto)

23.1     Consent of Thigpen, Jones, Seaton & Co., P.C.

23.2     Consent of Draffin & Tucker, LLP.

31.1 Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2 Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1 Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2 Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K, continued

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

(b)  Reports on Form 8-K filed during the fourth quarter of 2003.

       On October 22, 2003, the Corporation furnished an 8-K to report the following event: issuance of a press release to report earnings for the quarter ended September 30, 2003.

       On November 24, 2003, the Corporation furnished an 8-K to report the following event: issuance of a press release announcing that it and First Bank Holding Company, parent corporation of Sylvester Banking Company, have signed a letter of intent to merge 100% of the common shares of Sylvester Banking Company into Southwest Georgia Bank.
                                   -78-

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Southwest Georgia Financial Corporation
                                             (Corporation)

Date:March 26, 2004              By:  /s/ DeWitt Drew
                                      --------------------------
                                      DEWITT DREW
                                      President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


/s/ DeWitt Drew                                        Date:  March 26, 2004
----------------------------------------
DEWITT DREW
President and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                                 Date:  March 26, 2004
----------------------------------------
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ John H. Clark                                      Date:  March 26, 2004
----------------------------------------
JOHN H. CLARK
Chairman of the Board of Directors

/s/ Cecil H. Barber                                    Date:  March 26, 2004
----------------------------------------
CECIL H. BARBER
Director

/s/ Michael J. McLean                                  Date:  March 26, 2004
----------------------------------------
MICHAEL J. MCLEAN
Director

/s/ Richard L. Moss                                    Date:  March 26, 2004
----------------------------------------
RICHARD L. MOSS
Director

/s/ Roy Reeves                                         Date:  March 26, 2004
----------------------------------------
ROY REEVES
Director

/s/ Johnny R. Slocumb                                  Date:  March 26, 2004
----------------------------------------
JOHNNY R. SLOCUMB
Director

/s/ Violet K. Weaver                                   Date:  March 26, 2004
----------------------------------------
VIOLET K. WEAVER
Director

/s/ C. Broughton Williams                              Date:  March 26, 2004
----------------------------------------
C. BROUGHTON WILLIAMS
Director

                                Exhibit Index


Exhibit
Number               Description Of Exhibit
-------  -----------------------------------------------

14       Code of Ethical Conduct dated January 28, 2004.

23.1     Consent of Thigpen, Jones, Seaton & Co., P.C.

23.2     Consent of Draffin & Tucker, LLP.

31.1     Section 302 Certification of Periodic Financial
         Report by Chief Executive Officer.

31.2     Section 302 Certification of Periodic Financial
         Report by Chief Financial Officer.

32.1     Section 906 Certification of Periodic Financial
         Report by Chief Executive Officer.

32.2     Section 906 Certification of Periodic Financial
         Report by Chief Financial Officer.