Form 10-Q
period 2004-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2004-05-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended March 31, 2004

[   ]  Transition report under Section 13 or 15(d) of the Exchange Act.
            For the transition period from __________ to __________

                   Commission file number           1-12053

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
       (Exact Name Of Small Business Issuer as specified in its Charter)

           Georgia                                              58-1392259
-------------------------------                             -------------------
(State Or Other Jurisdiction Of                             (I.R.S. Employer
 Incorporation Or Organization)                             Identification No.)

               201 FIRST STREET, S.E., MOULTRIE, GEORGIA  31768
               ------------------------------------------------
                    Address Of Principal Executive Offices

                                (229) 985-1120
      --------------------------------------------------------------------
              Registrant's Telephone Number, Including Area Code

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

     YES __________                                         NO       X

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                          Outstanding At April 15, 2004
     --------------------------               -----------------------------
     Common Stock, $1 Par Value                           3,543,850

                  SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED MARCH 31, 2004

                            TABLE OF CONTENTS

                                                                       PAGE #
                                                                       ------
PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest
Georgia Financial Corporation as required by this Item 1.

   a. Consolidated balance sheets - March 31, 2004 (unaudited)
      and December 31, 2003.                                                2

   b. Consolidated statements of income (unaudited) - for the
      three months ended March 31, 2004 and 2003.                           3

   c. Consolidated statements of comprehensive income (unaudited)
      - for the three months ended March 31, 2004 and 2003.                 4

   d. Consolidated statements of cash flows (unaudited) for the
      three months ended March 31, 2004 and 2003.                           5

   e. Notes to Consolidated Financial Statements                            7


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                             13

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                               17

 ITEM 4.   CONTROLS AND PROCEDURES                                         18

PART II - OTHER INFORMATION

 ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                19

 SIGNATURE                                                                 20

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     March 31, 2004 and December 31, 2003
                                                (Unaudited)
                                                  March 31,        December 31,
                                                    2004               2003
                                                ------------       ------------
ASSETS
Cash and due from banks                         $ 11,474,446       $ 10,959,728
Interest-bearing deposits with banks                  75,269             43,942
Federal funds sold                                17,174,000                  0

Investment securities available for sale,
  at fair value                                   59,006,922         71,544,353
Investment securities held to maturity
  (estimated fair value of $91,411,677
  and $56,456,044)                                89,698,033         54,695,369
                                                ------------       ------------
    Total investment securities                  148,704,955        126,239,722
                                                ------------       ------------
Loans                                            105,490,676         97,161,681
Less:  Unearned income                               (42,817)           (46,465)
       Allowance for loan losses                  (2,512,952)        (2,337,811)
                                                ------------       ------------
         Loans, net                              102,934,907         94,777,405
                                                ------------       ------------
Premises and equipment                             6,368,838          5,655,415
Foreclosed assets, net                               988,078          1,203,386
Intangible assets                                  3,637,754          2,037,526
Other assets                                       5,324,956          5,235,873
                                                ------------       ------------
    Total assets                                $296,683,203       $246,152,997
                                                ============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Noninterest bearing                           $ 35,013,750       $ 27,904,580
  NOW accounts                                    51,640,822         35,319,083
  Money Market                                    13,360,981         13,827,745
  Savings                                         27,756,305         18,200,946
  Certificates of deposit $100,000 and over       32,049,300         25,235,601
  Other time accounts                             70,181,354         62,387,796
                                                ------------       ------------
    Total deposits                               230,002,512        182,875,751
                                                ------------       ------------
 Federal funds purchased                                   0          2,000,000
 Other borrowed funds                              5,000,000         10,000,000
 Long-term debt                                   13,631,429         13,691,429
 Other liabilities                                 8,447,234          4,597,711
                                                ------------       ------------
    Total liabilities                            257,081,175        213,164,891
                                                ------------       ------------
Stockholders' equity:
 Common stock - par value $1; authorized
  5,000,000 shares; issued 3,543,850 shares        3,543,850          3,302,750
 Capital surplus                                  12,466,638          7,172,051
 Retained earnings                                30,272,249         29,554,946
 Accumulated other comprehensive income            1,289,723            720,866
 Treasury stock 772,575 shares for 2004 and
  763,575 shares for 2003, at cost                (7,970,432)        (7,762,507)
                                                ------------       ------------
    Total stockholders' equity                    39,602,028         32,988,106
                                                ------------       ------------
    Total liabilities and stockholders' equity  $296,683,203       $246,152,997
                                                ============       ============

                                     -3-

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                            Ended March 31,
                                                        ------------------------
                                                           2004          2003
                                                        ----------    ----------
Interest income:
Interest and fees on loans                              $1,715,380    $1,924,254
Interest and dividend on securities available for sale     544,244       337,023
Interest on taxable securities held to maturity            712,168       870,126
Interest on tax exempt securities available for sale       156,269       153,123
Interest on tax exempt securities held to maturity          56,663        38,339
Interest on federal funds sold                              30,307         1,546
Interest on deposits with banks                             16,120        18,720
                                                        ----------    ----------
Total interest income                                    3,231,151     3,343,131
                                                        ----------    ----------
Interest expense:
Interest on deposits                                       583,126       801,788
Interest federal funds purchased                                65             0
Interest on other borrowings                                59,285        18,700
Interest on long-term debt                                 114,491       121,285
                                                        ----------    ----------
Total interest expense                                     756,967       941,773
                                                        ----------    ----------
Net interest income                                      2,474,184     2,401,358
Provision for loan losses                                    7,018       150,000
                                                        ----------    ----------
Net interest income after provision for loan losses      2,467,166     2,251,358
                                                        ----------    ----------
Noninterest income:
Service charges on deposit accounts                        350,090       261,847
Income from trust services                                  73,446        67,728
Income from retail brokerage services                       55,848        56,423
Income from insurance services                             294,838       264,541
Income from mortgage banking services                    1,097,028       879,910
Net gain (loss) on disposition of assets                  (186,202)       (2,100)
Net gain (loss) on sale of securities                        2,914             0
Other income                                                89,651        72,502

                                                        ----------    ----------
Total noninterest income                                 1,777,613     1,600,851
                                                        ----------    ----------
Noninterest expense:
Salaries and employee benefits                           1,613,641     1,475,869
Occupancy expense                                          183,040       149,507
Equipment expense                                          153,408       134,918
Data processing expense                                    174,336       132,524
Amortization of intangible assets                           95,116        80,988
Other operating expenses                                   839,762       579,255
                                                        ----------    ----------
Total noninterest expenses                               3,059,303     2,553,061
                                                        ----------    ----------
Income before income taxes                               1,185,476     1,299,148
Provision for income taxes                                 107,909       418,963
                                                        ----------    ----------
Net income                                              $1,077,567    $  880,185
                                                        ==========    ==========
Earnings per share of common stock:
Net income, basic & diluted                             $     0.41    $     0.34
                                                        ==========    ==========
Dividends paid, basic & diluted                               0.13          0.13
                                                        ==========    ==========
Weighted average shares outstanding                      2,625,646     2,583,186
                                                        ==========    ==========









                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                          For The Three Months
                                                             Ended March 31,
                                                        ------------------------
                                                           2004          2003
                                                        ----------    ----------
Net income                                              $1,077,567    $  880,185
Other comprehensive income, net of tax:
 Unrealized holding gains(losses) arising
   during the period                                       861,485       (95,633)
 Federal income tax expense                                292,627       (32,515)
                                                        ----------    ----------
     Other comprehensive income, net of tax:               568,858       (63,118)
                                                        ----------    ----------
Total comprehensive income                              $1,646,425    $  817,067
                                                        ==========    ==========

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                         For The Three Months
                                                            Ended March 31,
                                                           2004          2003
                                                       -----------   -----------
Cash flows from operating activities:
Net income                                             $ 1,077,567   $   880,185
Adjustments to reconcile net income to
 net cash provided by operating activities:
Provision for loan losses                                    7,018       150,000
Depreciation                                               170,962       147,926
Net amortization and accretion of
 investment securities                                       7,813        21,381
Amortization of intangibles                                 95,116        80,988
Net loss (gain) on sale and disposal of assets             183,288         2,100
Changes in:
 Other assets                                              198,626       (30,074)
 Other liabilities                                        (742,216)      192,884
                                                       -----------   -----------
Net cash provided by operating activities                  998,174     1,445,390
                                                       -----------   -----------
Investing activities:
Proceeds from maturities of securities
 held to maturity                                       12,000,000     8,000,000
Proceeds from maturities of securities
 available for sale                                     14,445,740     2,587,842
Proceeds from sale of securities available for sale          5,157             0
Purchase of securities held to maturity                (21,125,118)   (2,997,500)
Purchase of securities available for sale                        0   (19,000,000)
Net change in other short-term investments             (10,665,000)    2,000,000
Net change in loans                                      2,022,985     3,766,503
Purchase of premises and equipment                        (520,131)     (133,104)
Proceeds from sales of other assets                        352,133         3,000
Net change in interest-bearing deposits with banks         (31,327)    1,492,414
Cash acquired from acquisition                           3,352,364             0
                                                       -----------   -----------
Net cash provided(used) for investing activities          (163,197)   (4,280,845)
                                                       -----------   -----------
Financing activities:
Net change in deposits                                   7,292,245    (2,079,902)
Net change in federal funds purchased                   (2,000,000)            0
Net change in short-term borrowings                     (5,000,000)            0
Net change in long-term borrowings                         (60,000)    4,936,108
Cash dividends declared                                   (360,266)     (334,935)
Proceeds from the exercise of stock options                 15,687             0
Payment for common stock                                  (207,925)     (205,400)
                                                       -----------   -----------
Net cash provided(used) for financing activities          (320,259)    2,315,871
                                                       -----------   -----------
Increase(decrease) in cash and due from banks              514,718      (519,584)
Cash and due from banks - beginning of period           10,959,728    11,880,622
                                                       -----------   -----------
Cash and due from banks - end of period                $11,474,446   $11,361,038
                                                       ===========   ===========

NONCASH ITEMS:
Increase in foreclosed properties and
decrease in loans                                      $    76,145   $   170,135
                                                       ===========   ===========
Unrealized gain(loss) on securities
 available for sale                                    $   568,858   $   (63,118)
                                                       ===========   ===========

                                     -5-


                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (UNAUDITED)

                                                            For Three Months
                                                             Ended March 31,
                                                       -------------------------
                                                           2004          2003
                                                       -----------   -----------
NONCASH INVESTING & FINANCING ACTIVITY:

Fair value of assets acquired and liabilities assumed in acquisition of First Bank Holding
 Company and Sylvester Banking Company:

   Federal Funds                                       $ 6,509,000             0
   Securities                                           26,934,422             0
   Loans, net                                           10,263,650             0
   Bank premises & equipment                               588,372             0
   Intangibles & other assets                            1,906,708             0
   Deposits                                            (39,834,516)            0
                                                       -----------   -----------
      Net fair value of assets & liabilities             6,367,636             0
   Common stock issued for acquisition                 ( 5,520,000)            0
   Cash acquired from acquisition                        3,352,364             0
                                                       -----------   -----------
      Cash payable for acquisition                     $ 4,200,000   $         0
                                                       ===========   ===========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward-Looking Statements

In addition to historical information, this Form 10-Q report contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2004, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds.
The Corporation is aware of no events or trends likely to result in a material change in liquidity. At March 31, 2004, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2004, total capital increased $6.6 million to $39.6 million. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 9,000 shares of its common stock during the first three months of 2004 at an average price of $23.10 per share. There are approximately 150,000 shares authorized to be purchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.35 percent as of March 31, 2004. The Corporation is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's capital resources.


Acquisition

In February 2004, the Corporation acquired ownership of First Bank Holding Company and its sole subsidiary, Sylvester Banking Company, which are located in Sylvester, Georgia. The Corporation acquired all of the common shares of First Bank Holding Company and Sylvester Banking Company for $4.2 million in cash and 240,000 shares of Southwest Georgia

Financial Corporation common stock. The approximate total value of the transaction was $9.7 million. Sylvester Banking Company was merged into Southwest Georgia Bank, which is a subsidiary of the Corporation. Sylvester Banking Company, which has been in business since 1898, has about $45 million in assets. It is a one office, full service community bank that holds approximately 25 percent of the deposits of Worth County, Georgia. Sylvester Banking Company is located is Worth County, Georgia, contiguous with Colquitt County.


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

Comparison of Statements of Income

The Corporation's net income after taxes for the three-month period ending March 31, 2004, was $1.078 million compared with a net income of $880 thousand for the same period in 2003, representing an increase of $198 thousand, or 22.5 percent. The earnings improvement was primarily a result of a 11 percent increase in noninterest income combined with reduced income taxes and lower provisions for loan losses.

Total noninterest income increased $177 thousand for the three months ended March 31, 2004, compared with the same period in 2003. For the quarter ended March 31, 2004, mortgage banking income, the largest component of noninterest income, was $1.097 million, up from $880 thousand in 2003, service charges on deposit accounts increased $88 thousand to $350 thousand, and income from insurance services increased to $295 thousand compared to $264 thousand in the first quarter of 2003. These increases were partially offset by a loss on the sale of bank property. All significant lines of noninterest income showed increases for the first quarter of 2004 when compared with the same period from the prior year

Total interest income decreased $112 thousand comparing the three months ended March 31, 2004 with the same period in 2003. The decrease for the three-month period is the result of decreases in interest and fees on loans. This decrease in interest income is primarily related to decreases in loan rates and in average volume of loans. The average yield on loans decreased 48 basis points comparing the three-month period with the same period in 2003. The average volume of loans decreased $5.9 million for the three-month period compared with the same period last year.

The total interest expense decreased $185 thousand, or 19.6 percent, in the first quarter of 2004 compared with the same period in 2003. The decrease in interest expense is primarily related to decreases in the rate on interest-bearing deposits. The rate on average time deposits decreased 65 basis points and the rate on average savings deposits dropped 50 basis points comparing the first three months of 2004 with the same period in 2003. Interest on long-term debt decreased $7 thousand, or 5.8 percent, while interest on other short-term borrowings increased $41 thousand during the first quarter of 2004 compared with the same periods in 2003.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the first quarter of 2004 increased $73 thousand, or 3.0 percent, compared with the same period in 2003. Net interest income for the first three months of 2004 was $2.5 million compared with $2.4 million for the same period in 2003. Net interest income is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Corporation's net interest margin was 4.30 percent and 4.63 percent during the first quarter of 2004 and 2003, respectively. The decreased net interest margin is primarily due to lower yields on earning assets. However, the decrease in margin was more than offset by higher volume of earning assets and an improved mix in deposit liabilities.

Total noninterest expenses increased by $506 thousand, or 19.8 percent, for the three months ended March 31, 2004 compared with the same period in 2003. The majority of this increase in noninterest expense was related to the merger of Sylvester Banking Company. Other increases in noninterest expense compared with the same period a year ago occurred in the normal course of operations. Management will continue to monitor expenses closely in an effort to achieve all cost efficiencies available.


Comparison of Financial Condition Statements

During the first three months of 2004, total assets increased $51 thousand, or 20.5 percent, from December 31, 2003. The majority of the increase in assets is a result of the acquisition of Sylvester Banking Company.

The Corporation's loan portfolio of $105.5 million increased 8.6 percent from the December 31, 2003, level of $97.2 million. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 35.6 percent of total assets.

Investment securities and other short-term investments represent 55.9 percent of total assets. Investment securities increased $22.5 million since December 31, 2003. Other short-term investments increased $17.2 million since December 31, 2003. This resulted in an overall increase in investments of $39.7 million. This increase in investment securities was due to the acquisition mentioned earlier.

Deposits, the primary source of the Corporation's funds, increased from $182.9 million at December 31, 2003, to $230.0 million at March 31, 2004.

This increase reflected the above mentioned acquisition. The Corporation believes its share of total deposits in Colquitt County remains relatively stable. At March 31, 2004, total deposits represented 77.5 percent of total assets.

The Corporation decreased its level of short-term borrowings with the Federal Home Loan Bank while long-term borrowings remained stable during the first quarter. Short-term borrowings were reduced $7 million comparing the first quarter with December 31, 2003.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 2.38 percent of total loans outstanding at March 31, 2004, compared with 2.41 percent of loans outstanding at December 31, 2003. Non-performing assets as a percentage of total loans was .71%, down from 1.51% a year ago, as the quantity of non-performing loans declined. The majority of the non-performing asset decline was from one large property that was disposed of in the second quarter of 2003. Management considers the allowance for loan losses as of March 31, 2004, adequate to cover potential losses in the loan portfolio.

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

The Corporation uses a number of tools to measure interest rate risk.
One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of March 31, 2004, the Corporation's one-year cumulative rate-sensitive assets represented 133 percent of the cumulative rate-sensitive liabilities compared with 107 percent for the same period in 2003. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. The Corporation has become more asset-sensitive at the one-year gap position resulting from management holding more liquid earning assets to take advantage of rising rates and to reduce the Corporation's interest rate risk from possible increasing short-term rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored to ensure that the effects of interest rate movements in either direction are not significant over time.

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

          Exhibit 31.1 Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

          Exhibit 31.2 Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

          Exhibit 32.1 Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

          Exhibit 32.2 Section 906 Certification of Periodic Financial Report by Chief Financial Officer.


   B.     Reports on Form 8-K

          On January 23, 2004, the Corporation furnished an 8-K to report the following event: issuance of a press release to report earnings for the quarter ended December 31, 2003.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SOUTHWEST GEORGIA FINANCIAL CORPORATION


                                BY:   /s/George R. Kirkland
                                      ---------------------------------
                                      GEORGE R. KIRKLAND
                                      SENIOR VICE-PRESIDENT AND TREASURER
                                      (FINANCIAL AND ACCOUNTING OFFICER)


Date:  May 14, 2004