Form 10-Q
period 2004-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2004-08-16
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

                                FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 2004

[   ]  Transition report under Section 13 or 15(d) of the Exchange Act.
         For the transition period from __________ to __________

                   Commission file number       1-12053

                 SOUTHWEST GEORGIA FINANCIAL CORPORATION
     (Exact Name Of Small Business Issuer as specified in its Charter)

           Georgia                                          58-1392259
-------------------------------                        --------------------
(State Or Other Jurisdiction Of                        (I.R.S. Employer
 Incorporation Or Organization)                         Identification No.)

             201 FIRST STREET, S.E., MOULTRIE, GEORGIA  31768
             ------------------------------------------------
                  Address Of Principal Executive Offices

                              (229) 985-1120
         --------------------------------------------------------
            Registrant's Telephone Number, Including Area Code

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

      YES __________                                   NO       X

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                     Outstanding At July 15, 2004
     --------------------------          ----------------------------
     Common Stock, $1 Par Value                    3,546,600

                 SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED JUNE 30, 2004

                            TABLE OF CONTENTS

                                                                     PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest
Georgia Financial Corporation as required by this Item 1.

  a.  Consolidated balance sheets - June 30, 2004 (unaudited) and
      December 31, 2003.                                                  2

  b.  Consolidated statements of income (unaudited) - for the
      six months and the three months ended June 30, 2004 and 2003.       3

  c.  Consolidated statements of comprehensive income (unaudited) -
      for the six months and the three months ended June 30, 2004
      and 2003.                                                           4

  d.  Consolidated statements of cash flows (unaudited) for the six
      months ended June 30, 2004 and 2003.                                5

  e.  Notes to Consolidated Financial Statements                          6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     22

ITEM 4.   CONTROLS AND PROCEDURES                                        23

PART II - OTHER INFORMATION

ITEM 5.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            24

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               25

SIGNATURE                                                                26

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2004 and December 31, 2003
                                                    (Unaudited)
                                                      June 30,      December 31,
                                                        2004            2003
ASSETS
Cash and due from banks                            $ 10,257,148    $ 10,959,728
Interest-bearing deposits with banks                    265,178          43,942
Federal funds sold                                            0               0
Investment securities available for sale,
 at fair value                                       56,170,408      71,544,353
Investment securities held to maturity
 (estimated fair value of $105,529,650
 and $56,456,044)                                   106,650,431      54,695,369
   Total investment securities                      162,820,839     126,239,722
Loans                                               105,528,034      97,161,681
Less:  Unearned income                                  (43,959)        (46,465)
       Allowance for loan losses                     (2,506,837)     (2,337,811)
         Loans, net                                 102,977,238      94,777,405

Premises and equipment                                6,545,750       5,655,415
Foreclosed assets, net                                  988,078       1,203,386
Intangible assets                                     3,489,455       2,037,526
Other assets                                          5,675,556       5,235,873
Total assets                                       $293,019,242    $246,152,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
 Noninterest bearing                               $ 34,812,737    $ 27,904,580
 NOW accounts                                        48,194,563      35,319,083
 Money Market                                        10,538,971      13,827,745
 Savings                                             29,683,283      18,200,946
 Certificates of deposit $100,000 and over           32,103,273      25,235,601
 Other time accounts                                 68,090,324      62,387,796
Total deposits                                      223,423,151     182,875,751

 Federal funds purchased                              4,585,000       2,000,000
 Other borrowed funds                                         0      10,000,000
 Long-term debt                                      23,631,429      13,691,429
 Other liabilities                                    2,782,809       4,597,711
Total liabilities                                   254,422,389     213,164,891

Stockholders' equity:
 Common stock - par value $1; authorized
  5,000,000 shares; issued 3,546,600 shares           3,546,600       3,302,750
 Capital surplus                                     12,503,263       7,172,051
 Retained earnings                                   30,975,993      29,554,946
 Accumulated other comprehensive income                   8,293         720,866
 Treasury stock 791,895 shares for 2004 and
  763,575 shares for 2003, at cost                   (8,437,296)     (7,762,507)
Total stockholders' equity                           38,596,853      32,988,106
Total liabilities and stockholders' equity         $293,019,242    $246,152,997

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                          For The Three Months
                                                             Ended June 30,
                                                            2004         2003
Interest income:
 Interest and fees on loans                              $1,795,523   $1,928,704
 Interest and dividend on securities available for sale     435,529      492,875
 Interest on taxable securities held to maturity          1,053,749      752,394
 Interest on tax exempt securities available for sale       156,277      153,026
 Interest on tax exempt securities held to maturity          64,323       42,497
 Interest on federal funds sold                               4,737            0
 Interest on deposits with banks                              1,675       10,424
Total interest income                                     3,511,813    3,379,920

Interest expense:
 Interest on deposits                                       618,346      728,810
 Interest federal funds purchased                             5,877          619
 Interest on other borrowings                                   890       49,925
 Interest on long-term debt                                 180,207      116,383
Total interest expense                                      805,320      895,737

Net interest income                                       2,706,493    2,484,183
Provision for loan losses                                     9,905      150,000
Net interest income after provision for loan losses       2,696,588    2,334,183

Noninterest income:
 Service charges on deposit accounts                        414,700      292,627
 Income from trust services                                  72,334       66,075
 Income from retail brokerage services                       60,550       78,096
 Income from insurance services                             292,832      210,302
 Income from mortgage banking services                      862,026      829,442
 Net gain (loss) on disposition of assets                         0   (1,850,762)
 Net gain (loss) on sale of securities                            0            0
 Other income                                                38,378       17,366
Total noninterest income                                  1,740,820     (356,854)

Noninterest expense:
 Salaries and employee benefits                           1,689,125    1,412,362
 Occupancy expense                                          194,773      149,541
 Equipment expense                                          162,957      134,026
 Data processing expense                                    262,736      140,536
 Amortization of intangible assets                          123,371       80,987
 Other operating expenses                                   556,195      680,864
Total noninterest expenses                                2,989,157    2,598,316

Income (loss) before income taxes                         1,448,251     (620,987)
Provision for income taxes                                  386,524     (250,653)
Net income (loss)                                        $1,061,727   $ (370,334)

Earnings per share of common stock:
Net income (loss), basic & diluted                       $     0.38   $    (0.14)
Dividends paid, basic & diluted                          $     0.13   $     0.13
Weighted average shares outstanding                       2,760,879    2,565,293

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                           For The Six Months
                                                              Ended June 30,
                                                            2004         2003
Interest income:
 Interest and fees on loans                              $3,510,903   $3,852,958
 Interest and dividend on securities available for sale     979,773      829,898
 Interest on taxable securities held to maturity          1,765,917    1,622,520
 Interest on tax exempt securities available for sale       312,546      306,149
 Interest on tax exempt securities held to maturity         120,986       80,836
 Interest on federal funds sold                              35,044        1,546
 Interest on deposits with banks                             17,795       29,144
Total interest income                                     6,742,964    6,723,051

Interest expense:
 Interest on deposits                                     1,201,472    1,530,598
 Interest federal funds purchased                             5,942          619
 Interest on other borrowings                                60,175       68,625
 Interest on long-term debt                                 294,698      237,668
Total interest expense                                    1,562,287    1,837,510

Net interest income                                       5,180,677    4,885,541
Provision for loan losses                                    16,923      300,000
Net interest income after provision for loan losses       5,163,754    4,585,541

Noninterest income:
 Service charges on deposit accounts                        764,790      554,474
 Income from trust services                                 145,780      133,803
 Income from retail brokerage services                      116,398      134,519
 Income from insurance services                             587,670      474,843
 Income from mortgage banking services                    1,959,054    1,709,352
 Net gain (loss) on disposition of assets                  (186,202)  (1,852,862)
 Net gain (loss) on sale of securities                        2,914            0
 Other income                                               128,029       89,868
Total noninterest income                                  3,518,433    1,243,997

Noninterest expense:
 Salaries and employee benefits                           3,302,766    2,888,231
 Occupancy expense                                          377,813      299,048
 Equipment expense                                          316,365      268,944
 Data processing expense                                    437,072      273,060
 Amortization of intangible assets                          218,487      161,975
 Other operating expenses                                 1,395,957    1,260,119
Total noninterest expenses                                6,048,460    5,151,377

Income (loss) before income taxes                         2,633,727      678,161
Provision for income taxes                                  494,433      168,310
Net income (loss)                                        $2,139,294   $  509,851

Earnings per share of common stock:
Net income (loss), basic & diluted                       $     0.79   $     0.20
Dividends paid, basic & diluted                          $     0.26   $     0.26
Weighted average shares outstanding                       2,693,262    2,574,190

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                                          For The Three Months
                                                             Ended June 30,
                                                            2004         2003
Net income                                               $1,061,727   $ (370,334)
Other comprehensive income, net of tax:
 Unrealized holding gains(losses) arising
  during the period                                      (1,942,040)     697,860
 Federal income tax expense                                (660,294)     237,272
Other comprehensive income, net of tax:                  (1,281,746)     460,588

Total comprehensive income                               $ (220,019)  $   90,254

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                                           For The Six Months
                                                              Ended June 30,
                                                            2004         2003
Net income                                               $2,139,294   $  509,851
Other comprehensive income, net of tax:
 Unrealized holding gains(losses) arising
  during the period                                      (1,080,555)     602,227
 Federal income tax expense                                (367,982)     204,757
Other comprehensive income, net of tax:                    (712,573)     397,470

Total comprehensive income                               $1,426,721   $  907,321

                                     -4-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                          For The Six Months
                                                            Ended June 30,
                                                          2004           2003
Cash flows from operating activities:
Net income                                              $2,139,294     $  509,851
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Provision for loan losses                                  16,923        300,000
 Depreciation                                              348,394        295,851
 Net amortization and accretion of
  investment securities                                     25,924         48,645
 Amortization of intangibles                               218,487        161,975
 Net loss (gain) on sale and disposal of assets            183,288      1,859,161
 Changes in:
  Other assets                                            (127,048)        47,251
  Other liabilities                                     (1,546,030)      (814,281)
Net cash provided by operating activities                1,259,232      2,408,453

Investing activities:
 Proceeds from maturities of securities
  held to maturity                                      21,000,000     13,000,000
 Proceeds from maturities of securities
  available for sale                                    15,837,455     20,285,171
 Proceeds from sale of securities available for sale         5,157              0
 Purchase of securities held to maturity               (40,583,868)    (2,997,500)
 Purchase of securities available for sale                (500,000)   (42,990,000)
 Net change in other short-term investments                      0      2,000,000
 Net change in loans                                     1,970,749      5,217,851
 Purchase of premises and equipment                       (874,475)      (264,945)
 Proceeds from sales of other assets                       352,133        495,899
 Net change in interest-bearing deposits with banks       (221,236)     3,946,409
 Acquisition, net of cash acquired                        (847,636)             0
Net cash provided(used) for investing activities        (3,861,721)    (1,307,115)

Financing activities:
 Net change in deposits                                    712,884     (3,615,199)
 Net change in federal funds purchased                   2,585,000              0
 Net change in short-term borrowings                   (10,000,000)     2,600,000
 Net change in long-term borrowings                      9,940,000        (68,083)
 Cash dividends declared                                  (718,248)      (667,270)
 Proceeds from the exercise of stock options                55,062         15,000
 Payment for common stock                                 (674,789)      (635,547)
Net cash provided(used) for financing activities         1,899,909     (2,371,099)

Increase(decrease) in cash and due from banks             (702,580)    (1,269,761)
Cash and due from banks - beginning of period           10,959,728     11,880,622
Cash and due from banks - end of period                $10,257,148    $10,610,861

NONCASH ITEMS:
Increase in foreclosed property and decrease in loans  $    76,145    $ 1,251,611
Unrealized gain(loss) on securities available for sale $  (712,573)   $   397,470

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (UNAUDITED)
                                                             For Six Months
                                                             Ended June 30,
                                                           2004          2003
NONCASH INVESTING & FINANCING ACTIVITY:

Fair value of assets acquired and liabilities assumed in acquisition of First Bank Holding
Company and Sylvester Banking Company:

Federal Funds                                          $ 6,509,000    $         0
Securities                                              26,934,422              0
Loans, net                                              10,263,650              0
Bank premises & equipment                                  588,372              0
Core deposit intangibles                                 1,670,415              0
Other assets                                               334,677              0
Deposits                                               (39,834,516)             0
Other liabilities                                      (    98,384)             0
  Net fair value of non-cash assets & liabilities        6,367,636              0
Common stock issued for acquisition                    ( 5,520,000)             0
Cash acquired from acquisition                           3,352,364              0
  Cash paid for acquisition                            $ 4,200,000    $         0

                                     -6-







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

NOTE 1

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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. During the first six months of 2004, the U.S. economy continues to be marked by steady low interest rates.

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

We made significant improvements with respect to overall asset quality in 2004 and 2003. Specifically, during the second quarter of 2003, the Corporation made the decision to transfer the Colquitt Retirement Inn, the Corporation's largest nonperforming asset, for a nominal fee of $200,000 to the Georgia Trust for Historic Preservation.


Acquisition

On February 27, 2004, the Corporation acquired ownership of First Bank Holding Company and its sole subsidiary, Sylvester Banking Company, which are located in Sylvester, Georgia. The Corporation acquired all of the common shares of First Bank Holding Company and Sylvester Banking Company for $4.2 million in cash and 240,000 shares of Southwest Georgia Financial Corporation common stock valued at $5.5 million. The approximate total value of the transaction was $9.7 million. Sylvester Banking Company was merged into Southwest Georgia Bank (the "Bank"), which is a subsidiary of the Corporation. Sylvester Banking Company, which has been in business since 1898, at the time of the acquisition had $49.6 million in assets. It is a one office, full service community bank that holds approximately 25 percent of the deposits of Worth County, Georgia. Sylvester Banking Company is located is Worth County, Georgia, contiguous with Colquitt County. The business combination was accounted for by the purchase method of accounting and the results of operations of Sylvester Banking Company office since the date of acquisition are included in the Consolidated Financial Statements. Total assets of $49.6 million and liabilities of $39.9 million were booked at fair value including booking a core deposit intangible of $1.7 million. This core deposit intangible is being amortized over a 10-year period.

The following table shows the fair value of assets acquired and liabilities assumed as of the acquisition date.

                                                       Dollars in
                                                       thousands

    Cash, due from banks, and Federal funds sold        $ 9,861
    Investment securities                                26,934
    Loans, net                                           10,264
    Bank premises and equipment                             588
    Core deposit intangible                               1,670
    Other assets                                            335
    Deposits                                            (39,834)
    Other liabilities                                   (    98)

    Net assets acquired                                 $ 9,720



The following table shows selected pro forma information of the Corporation as if the acquisition had occurred on January 1, 2003. The pro forma information does not include any operating efficiencies that could be realized in a branch acquisition.


                                   Three Months Ended    Six Months Ended
                                        June 30,             June 30,
     (Dollars in thousands)          2004      2003       2004      2003
  Net interest income              $ 2,707   $ 2,879    $ 5,412   $ 5,670

  Net income                       $ 1,062   $  (317)   $ 2,202   $   615

  Basic earnings per share         $   .38   $  (.11)   $   .79   $   .22

  Diluted earnings per share       $   .38   $  (.11)   $   .79   $   .22

                                   -15-

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of June 30, 2004 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Corporation's cash flows are generated from interest and fee income as well as from loan repayments and the maturity or sale of other earning assets. In addition, liquidity is continuously provided through the acquisition of new deposits and borrowings or the rollover of maturing deposits and borrowings. The Corporation strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-earning liabilities so that the balance it has in short-term investments at any given time will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks which could provide funds to it on short notice, if needed.

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 2004, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2004, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2004, total capital increased $5.6 million to $38.6 million. The majority of this increase resulted from the 240,000 shares of common stock issued for the acquisition. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 28,320 shares of its common stock during the first six months of 2004 at an average price of $23.83 per share. There are approximately 150,000 shares authorized to be purchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.17 percent as of June 30, 2004. The Corporation is aware of no events or trends likely to result in a material change in capital resources other than normal operations resulting in the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's capital resources.


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


Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2004, was $1.062 million compared with a net loss of $370 thousand for the same period in 2003, representing an increase of $1.432 million.
Net income for the second quarter last year reflects a $1.739 million pre-tax charge for the transfer of the Corporation's largest nonperforming asset to the Georgia Trust for Historical Preservation in the second quarter of 2003. Excluding the negative impact of this pre-tax charge from the second quarter of 2003, net income for the second quarter this year grew 36 percent and earnings per share increased 26 percent compared with the adjusted second quarter of 2003. Other factors contributing to the quarterly growth in earnings included increases of $83 thousand of insurance services income, $122 thousand of service charge income from deposit accounts, $33 thousand of mortgage banking services income and a $140 thousand decrease in the provision for loan losses.

On a per share basis, net income for the second quarter was $.38 per diluted share compared with $(.14) per share for the same quarter in 2003. The weighted average common shares outstanding for the quarter were 2.671 million, up 7.6 percent or 196 thousand average shares from the previous comparable quarter. This increase in average shares was due to the acquisition partially offset by the Corporation's stock repurchase program. Because of our strong capital position, we continued with the stock repurchase program that began in January 2000.

On a year-to-date basis, net income was $2.139 million compared with $510 thousand for the same period in 2003. Year-to-date earnings per share were $.79 versus $.20 for the same period in 2003. Excluding the pre-tax charge associated with the non-performing asset in 2003, first half earnings improved 29 percent and earnings per share increased 23 percent. Other major factors contributing to the year-to-date improvement in earnings included increases of $113 thousand of insurance services income, $250 thousand of mortgage banking services income, $211 thousand of service charge income on deposit accounts, and $283 thousand decrease in the provision for loan losses.

We measure our performance on selected key ratios, which are provided for the three-months and six-months periods ended June 30, 2004 and 2003.

                                     Three Months Ended  Six Months Ended
                                          June 30,           June 30,
                                       2004      2003     2004      2003
                                      ------   -------   ------    ------
Return on average total assets         1.46%    (.61)%    1.54%      .42%
Return on average total equity        10.89%   (4.37)%   11.50%     3.02%
Average shareholders' equity to
  average total assets                13.36%    13.93%   13.37%    13.95%
Net interest margin (tax equivalent)   4.26%     4.69%    4.28%     4.66%

Comparison of Statements of Income

Total noninterest income increased $2.274 million for the six months ended June 30, 2004, compared with the same period in 2003. Comparison of three months income increased $2.098 million compared with 2003. The majority of this increase was due to the $1.739 million pre-tax charge for the foreclosed property in the second quarter of 2003, as noted earlier. For the first six months of 2004, the largest component of noninterest income, mortgage banking income, was $1.959 million, up from $1.709 million in 2003, service charges on deposit accounts increased $211 thousand to $765 thousand, and income from insurance services increased to $588 thousand compared with $475 thousand in the first six months of 2003. These increases were partially offset by a loss on the sale of bank property in the first quarter of 2004. For the quarter ended June 30, 2004, mortgage banking income was $862 thousand, up from $829 thousand in 2003, service charges on deposit accounts increased $122 thousand to $415 thousand, and income from insurance services increased to $293 thousand compared to $210 thousand in the second quarter of 2003. The Corporation continues to reduce its dependence on net interest income while focusing on growth in mortgage banking revenue, income from insurance services, and service charges income on deposit accounts. Improved economic conditions have driven increased revenue from mortgage banking and insurance services. Also, the Corporation's pricing structure for deposit services continues to be effective.

Total interest income increased $132 thousand comparing the three months ended June 30, 2004 with the same period in 2003. For the first six months of 2004, total interest income increased $20 thousand comparing the same period in 2003. This improvement for the three-month period and the six-month period is the result of increases in interest and dividends on investment securities partially offset by decreases in interest and fees on loans. This growth in interest income is primarily related to increases in average volume of investment securities. The average volume of investment securities, (mainly U.S. Government Agencies), increased $42.0 million for the three-month period and increased $30.2 million for the six-month period compared with the same periods last year. The majority of this growth in securities was related to the acquisition of Sylvester Banking Company in February 2004.

The total interest expense decreased $91 thousand, or 10.2 percent, in the second quarter of 2004 compared with the same period in 2003. The total interest expense for the six-month period ended June 30, 2004 decreased $276 thousand, or 15.0 percent, compared with the same period in 2003. Over this period, the average balances on interest-bearing deposits increased $18.5 million, or 11.3 percent. The decrease in interest expense is primarily related to decreases in the rate on interest-bearing deposits, partially offset by an increase in interest expense on long-term debt. The rate on time deposits decreased 64 basis points comparing the first six months of 2004 with the same period in 2003. Interest on long-term debt increased $64 thousand, or 55.2 percent, during the second quarter of 2004 and increased $57 thousand, or 24.0 percent, for the first six months of 2004, while interest on other short-term borrowings decreased $49 thousand during the second quarter of 2004 and decreased $9 thousand for the first six months of 2004. During this low rate environment, the Corporation is shifting from short-term to longer term debt in order to position itself to take advantage of rising interest rates.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 2004 increased $223 thousand, or 9.0 percent, compared with the same period in 2003. Net interest income for the first six months of 2004 was $5.2 million compared with $4.9 million for the same period in 2003. Net interest income is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Corporation's net interest margin was 4.26 percent and 4.69 percent during the second quarter of 2004 and 2003, respectively. During the six-month period ended June 30, 2004, the Corporation's net interest margin was 4.28 percent compared with 4.66 percent for the same period in 2003. The decreased net interest margin is primarily due to lower yields on earning assets. However, the improvement in net interest income was due to growth in interest income from higher volume of earning assets and an improved mix in deposit liabilities. The operations of the newly acquired banking office contributed to this net interest income improvement.

Provision for loan losses was $10 thousand for the second quarter compared with $150 thousand in the same quarter of 2003. Also, the six-month provision for loan losses was $283 thousand less than in the comparable period of 2003. This year, due to improving asset quality and charge-off experience, the Corporation has reduced its provision for loan losses.

Total noninterest expenses increased by $391 thousand, or 15.1 percent, for the three months ended June 30, 2004 and increased $897 thousand for the six months ended June 30, 2004 compared with the same periods in 2003. The majority of this increase in noninterest expense was related to the operating costs of the acquired banking office and to non-recurring expenses associated with the acquisition. During the second quarter, the Corporation has completed the migration of the acquired banking office's operations into its platforms and operating systems. Because of the merger related expenses, the newly acquired office's operation is not yet a contributor to net income. Management expects that before the end of the third quarter much of the merger related expenses will be incurred and we expect to begin to realize efficiencies from the merged operations.

Comparison of Financial Condition Statements

During the first six months of 2004, total assets increased $46.9 million, or 19.0 percent, from December 31, 2003. The majority of the increase in assets is a result of the acquisition of Sylvester Banking Company.

The Corporation's loan portfolio of $105.5 million increased 8.6 percent from the December 31, 2003, level of $97.1 million. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 36.0 percent of total assets.

Investment securities and other short-term investments represent 55.7 percent of total assets. Investment securities increased $36.6 million since December 31, 2003. Other short-term investments increased $221 thousand since December 31, 2003. This resulted in an overall increase in investments of $36.8 million. The majority of this increase in investment securities was due to the acquisition and is mainly comprised of U.S. Government agency securities with an average maturity of approximately 5 years.

Deposits, the primary source of the Corporation's funds, increased from $182.9 million at December 31, 2003, to $223.4 million at June 30, 2004. This increase reflected the above mentioned acquisition. The Corporation believes its share of total deposits in Colquitt County remains relatively stable. At June 30, 2004, total deposits represented 76.2 percent of total assets.

The Corporation decreased its level of short-term borrowings with the Federal Home Loan Bank and increased long-term borrowings during the second quarter. Short-term borrowings were reduced by $10.0 million comparing the second quarter with December 31, 2003, while long-term borrowings increased $10.0 million for the same period. During the second quarter, the Corporation shifted into some longer term debt maturities to better position itself for rising rates. This longer term debt was a $10 million advance from the Federal Home Loan Bank with a fixed rate of 3.85 percent maturing April 30, 2014, and is convertible to a variable rate at the option of the Federal Home Loan Bank on April 30, 2009. These are the major contractual obligations' changes for the Corporation during the last six months.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 2.38 percent of total loans outstanding at June 30, 2004, compared with 2.41 percent of loans outstanding at December 31, 2003. Non-performing assets as a percentage of total loans was .76%, relatively stable from .74% a year ago. Management considers the allowance for loan losses as of June 30, 2004, adequate to cover potential losses in the loan portfolio.

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

Financial instruments whose contract
amounts represent credit risk (dollars   June 30,      June 30,
in thousands):                             2004          2003
--------------------------------------   --------      --------
Commitments to extend credit             $ 17,688      $ 16,956
Standby letters of credit and
 financial guarantees                    $    127      $    179

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of June 30, 2004, the Corporation's one-year cumulative rate-sensitive assets represented 104 percent of the cumulative rate-sensitive liabilities compared with 110 percent for the same period in 2003. This slight change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. The Corporation has become less asset-sensitive at the one-year gap position resulting from the additional assets and liabilities acquired from the Sylvester Banking Company merger. This merger has had little affect to the Corporation's one-year gap position.
All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored to ensure that the effects of interest rate movements in either direction are not significant over time.

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

(a)  Date - May 25, 2004 - annual shareholders' meeting.

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

                                    Number Of           Percent Of
                                    Votes Cast      Outstanding Shares
     (1)  Election Of
          Directors                  2,025,664             73.00%

          Against                        6,095               .30%

          Total Shares Voted         2,031,759             73.30%

                                   -24-

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

  Exhibit 31.1 Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

  Exhibit 31.2 Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

  Exhibit 32.1 Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

  Exhibit 32.2 Section 906 Certification of Periodic Financial Report by Chief Financial Officer.


B.  Reports on Form 8-K

On April 28, 2004, the Corporation furnished an 8-K to report the following event: issuance of a press release to report earnings for the quarter ended March 31, 2004.

On May 26, 2004, the Corporation furnished an 8-K to report the following event: issuance of a press release to announce its Annual Shareholders' Meeting held on May 25, 2004.
                                   -25-



                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SOUTHWEST GEORGIA FINANCIAL CORPORATION


                           BY:   /s/George R. Kirkland
                                 _____________________________________
                                 GEORGE R. KIRKLAND
                                 SENIOR VICE-PRESIDENT AND TREASURER
                                 (FINANCIAL AND ACCOUNTING OFFICER)


Date:  August 13, 2004