Form 10-Q
period 2004-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2004-11-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                         WASHINGTON, D. C.  20549

                                FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the quarterly period ended September 30, 2004

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

      YES     X                                       NO __________

  Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

      YES __________                                  NO     X

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                        Outstanding At October 15, 2004
     Common Stock, $1 Par Value                         4,255,920

                 SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      QUARTERLY REPORT ON FORM 10-Q
                 FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                            TABLE OF CONTENTS

                                                                     PAGE #

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The following financial statements are provided for Southwest
Georgia Financial Corporation as required by this Item 1.

a. Consolidated balance sheets - September 30, 2004 (unaudited) and
   December 31, 2003.                                                     2

b. Consolidated statements of income (unaudited) - for the nine
   months and the three months ended September 30, 2004 and 2003.         3

c. Consolidated statements of comprehensive income (unaudited) -
   for the nine months and the three months ended
   September 30, 2004 and 2003.                                           4

d. Consolidated statements of cash flows (unaudited) for the nine
   months ended September 30, 2004 and 2003.                              5

e. Notes to Consolidated Financial Statements                             6


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                  13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                              22

ITEM 4.   CONTROLS AND PROCEDURES                                        23

PART II - OTHER INFORMATION

ITEM 5.   OTHER INFORMATION                                              24

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                               24

SIGNATURE                                                                25

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                   September 30, 2004 and December 31, 2003
                                                   (Unaudited)
                                                  September 30,    December 31,
                                                       2004            2003
ASSETS
Cash and due from banks                            $  9,303,085    $ 10,959,728
Interest-bearing deposits with banks                  5,737,921          43,942
Federal funds sold                                            0               0

Investment securities available for sale,
 at fair value                                       56,664,703      71,544,353
Investment securities held to maturity (estimated
 fair value of $105,641,238 and $56,456,044)        105,115,359      54,695,369
  Total investment securities                       161,780,062     126,239,722

Loans                                               102,662,537      97,161,681
Less:  Unearned income                                  (46,600)        (46,465)
       Allowance for loan losses                     (2,506,837)     (2,337,811)
         Loans, net                                 100,109,100      94,777,405

Premises and equipment                                6,722,321       5,655,415
Foreclosed assets, net                                  875,000       1,203,386
Intangible assets                                     3,366,517       2,037,526
Other assets                                          5,630,136       5,235,873
Total assets                                       $293,524,142    $246,152,997

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Noninterest bearing                              $ 31,930,638    $ 27,904,580
  NOW accounts                                       52,923,285      35,319,083
  Money Market                                       10,133,697      13,827,745
  Savings                                            28,225,215      18,200,946
  Certificates of deposit $100,000 and over          27,263,036      25,235,601
  Other time accounts                                66,731,594      62,387,796
Total deposits                                      217,207,465     182,875,751

 Federal funds purchased                                      0       2,000,000
 Other borrowed funds                                 8,000,000      10,000,000
 Long-term debt                                      25,631,429      13,691,429
 Other liabilities                                    3,572,989       4,597,711
Total liabilities                                   254,411,883     213,164,891

Stockholders' equity:
 Common stock - par value $1; authorized
  5,000,000 shares; issued 3,546,600 shares           3,546,600       3,302,750
 Capital surplus                                     12,503,263       7,172,051
 Retained earnings                                   31,440,816      29,554,946
 Accumulated other comprehensive income                 739,631         720,866
 Treasury stock 818,430 shares for 2004 and
  763,575 shares for 2003, at cost                   (9,118,051)     (7,762,507)
Total stockholders' equity                           39,112,259      32,988,106
Total liabilities and stockholders' equity         $293,524,142    $246,152,997

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                          For The Three Months
                                                           Ended September 30,
                                                            2004         2003
Interest income:
 Interest and fees on loans                              $1,772,284   $1,734,492
 Interest and dividend on securities available for sale     424,809      567,246
 Interest on taxable securities held to maturity          1,092,857      704,979
 Interest on tax exempt securities available for sale       156,285      156,736
 Interest on tax exempt securities held to maturity          60,877       34,649
 Interest on federal funds sold                                   0            0
 Interest on deposits with banks                             13,136        3,959
Total interest income                                     3,520,248    3,202,061

Interest expense:
 Interest on deposits                                       613,041      627,377
 Interest federal funds purchased                               836        2,606
 Interest on other borrowings                                29,358       60,168
 Interest on long-term debt                                 225,436      109,844
Total interest expense                                      868,671      799,995

Net interest income                                       2,651,577    2,402,066
Provision for loan losses                                    57,514      150,000
Net interest income after provision for loan losses       2,594,063    2,252,066

Noninterest income:
 Service charges on deposit accounts                        402,432      376,534
 Income from trust services                                  86,698       71,510
 Income from retail brokerage services                       59,228       62,215
 Income from insurance services                             230,902      236,487
 Income from mortgage banking services                      710,394      886,915
 Net gain (loss) on disposition of assets                   (96,147)      18,985
 Net gain on sale of securities                                   0            0
 Other income                                                44,416       16,442
Total noninterest income                                  1,437,923    1,669,088

Noninterest expense:
 Salaries and employee benefits                           1,683,314    1,414,635
 Occupancy expense                                          200,892      159,751
 Equipment expense                                          157,563      126,013
 Data processing expense                                    162,865      132,384
 Amortization of intangible assets                          122,938       80,988
 Other operating expenses                                   609,914      524,504
Total noninterest expenses                                2,937,486    2,438,275

Income before income taxes                                1,094,500    1,482,879
Provision for income taxes                                  275,016      531,348
Net income                                               $  819,484   $  951,531

Earnings per share of common stock:
 Net income, basic & diluted                             $     0.30   $     0.37
 Dividends paid, basic & diluted                         $     0.13   $     0.13
Weighted average shares outstanding                       2,743,713    2,550,729

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                          For The Nine Months
                                                          Ended September 30,
                                                            2004         2003
Interest income:
 Interest and fees on loans                              $5,283,187   $5,587,450
 Interest and dividend on securities available for sale   1,404,582    1,397,144
 Interest on taxable securities held to maturity          2,858,774    2,327,499
 Interest on tax exempt securities available for sale       468,831      462,885
 Interest on tax exempt securities held to maturity         181,863      115,485
 Interest on federal funds sold                              35,044        1,546
 Interest on deposits with banks                             30,931       33,103
Total interest income                                    10,263,212    9,925,112

Interest expense:
 Interest on deposits                                     1,814,513    2,157,975
 Interest federal funds purchased                             6,778        3,225
 Interest on other borrowings                                89,533      128,793
 Interest on long-term debt                                 520,134      347,512
Total interest expense                                    2,430,958    2,637,505

Net interest income                                       7,832,254    7,287,607
Provision for loan losses                                    74,437      450,000
Net interest income after provision for loan losses       7,757,817    6,837,607

Noninterest income:
 Service charges on deposit accounts                      1,167,222      931,008
 Income from trust services                                 232,478      205,313
 Income from retail brokerage services                      175,626      196,734
 Income from insurance services                             818,572      711,330
 Income from mortgage banking services                    2,669,448    2,596,267
 Net gain (loss) on disposition of assets                  (282,349)  (1,833,877)
 Net gain on sale of securities                               2,914            0
 Other income                                               172,445      106,310
Total noninterest income                                  4,956,356    2,913,085

Noninterest expense:
 Salaries and employee benefits                           4,986,080    4,302,866
 Occupancy expense                                          578,705      458,799
 Equipment expense                                          473,928      394,957
 Data processing expense                                    599,937      405,444
 Amortization of intangible assets                          341,425      242,963
 Other operating expenses                                 2,005,871    1,784,623
Total noninterest expenses                                8,985,946    7,589,652

Income before income taxes                                3,728,227    2,161,040
Provision for income taxes                                  769,449      699,658
Net income                                               $2,958,778   $1,461,382

Earnings per share of common stock:
 Net income, basic & diluted                             $     1.09   $     0.57
 Dividends paid, basic & diluted                         $     0.39   $     0.39
Weighted average shares outstanding                       2,710,202    2,566,284

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                                           For The Three Months
                                                           Ended September 30,
                                                            2004         2003
Net income                                               $  819,484   $  951,531
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
 during the period                                        1,108,088   (1,221,165)
Federal income tax expense                                  376,750     (415,196)
Other comprehensive income, net of tax:                     731,338     (805,969)

Total comprehensive income                               $1,550,822   $  145,562


                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                                           For The Nine Months
                                                           Ended September 30,
                                                            2004         2003
Net income                                               $2,958,778   $1,461,382
Other comprehensive income, net of tax:
Unrealized holding gains(losses) arising
 during the period                                           27,533     (618,968)
Federal income tax expense                                    9,084     (210,439)
Other comprehensive income, net of tax:                      18,449     (408,529)

Total comprehensive income                               $2,977,227   $1,052,853

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                          For The Nine Months
                                                          Ended September 30,
                                                          2004           2003
Cash flows from operating activities:
Net income                                            $ 2,958,778    $ 1,461,382
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Provision for loan losses                                 74,437        450,000
 Depreciation                                             527,579        443,777
 Net amortization and accretion of
  investment securities                                    34,189         70,249
 Amortization of intangibles                              341,425        242,963
 Net loss (gain) on sale and disposal of assets           279,434      1,833,876
 Changes in:
  Other assets                                            (88,547)       (25,109)
  Other liabilities                                    (1,132,917)       631,205
Net cash provided by operating activities               2,994,378      5,108,343

Investing activities:
 Proceeds from maturities of securities
  held to maturity                                     24,530,000     17,830,000
 Proceeds from maturities of securities
  available for sale                                   16,948,051     30,863,513
 Proceeds from sale of securities available for sale        5,157        192,400
 Purchase of securities held to maturity              (42,583,868)    (2,997,500)
 Purchase of securities available for sale             (1,000,000)   (67,875,624)
 Net change in other short-term investments                     0      2,000,000
 Net change in loans                                    4,649,373     10,014,140
 Purchase of premises and equipment                    (1,251,006)      (552,457)
 Proceeds from sales of other assets                      529,081        671,493
 Net change in interest-bearing deposits with banks    (5,693,979)     3,942,567
 Acquisition, net of cash acquired                     (  847,636)             0
Net cash provided(used) for investing activities       (4,714,827)    (5,911,468)

Financing activities:
 Net change in deposits                                (5,502,802)   (10,445,426)
 Net change in federal funds purchased                 (2,000,000)       480,000
 Net change in short-term borrowings                   (2,000,000)     7,600,000
 Net change in long-term borrowings                    11,940,000      2,764,462
 Cash dividends declared                               (1,072,910)      (998,468)
 Proceeds from the exercise of stock options               55,062         41,250
 Payment for common stock                              (1,355,544)      (861,872)
Net cash provided(used) for financing activities           63,806     (1,420,054)

Increase(decrease) in cash and due from banks          (1,656,643)    (2,223,179)
Cash and due from banks - beginning of period          10,959,728     11,880,622
Cash and due from banks - end of period               $ 9,303,085    $ 9,657,443

NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                   $   208,145    $ 1,345,400
 Unrealized gain(loss) on securities
  available for sale                                  $    18,449    $  (408,499)



                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                  (UNAUDITED)
                                                          For Nine Months
                                                         Ended September 30,

                                                         2004           2003
NONCASH INVESTING & FINANCING ACTIVITY:

Fair value of assets acquired and liabilities assumed in acquisition of First Bank Holding
 Company and Sylvester Banking Company:

Federal Funds                                         $ 6,509,000    $
Securities                                             26,934,422
Loans, net                                             10,263,650
Bank premises & equipment                                 588,372
Core deposit intangibles                                1,670,415
Other assets                                              334,677
Deposits                                              (39,834,516)
Other liabilities                                         (98,384)
 Net fair value of non-cash assets & liabilities        6,367,636
Common stock issued for acquisition                    (5,520,000)
Cash acquired from acquisition                          3,352,364
 Cash paid for acquisition                            $ 4,200,000    $

                 SOUTHWEST GEORGIA FINANCIAL CORPORATION

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Basis of Presentation

Southwest Georgia Financial Corporation (the "Corporation"), a bank-holding company organized under the laws of Georgia, provides deposit, lending, and other financial services to businesses and individuals primarily in the Southwest region of Georgia. The Corporation and its subsidiaries are subject to regulation by certain federal and state agencies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2003 Annual Report on Form 10K.

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Southwest Georgia Financial Corporation and Subsidiaries conform to generally accepted accounting principles and to general practices within the banking industry.
The following is a description of the more significant of those policies.

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

A substantial portion of the Corporation's loans are secured by real estate located primarily in Georgia. Accordingly, the ultimate collection of these loans may be susceptible to changes in the real estate market conditions of this market area.

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

Our strategy is to diversify our business base in order to broaden our revenue sources, to strengthen our sales and marketing efforts while developing our employees in order to provide the best possible service to our customers, to maintain our strong market share, and to grow outside of our current geographic market through acquisitions into areas proximate to our current market area.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. During the first nine months of 2004, the U.S. economy continues to be marked by relative low interest rates.

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

We made significant improvements with respect to overall asset quality in 2004 and 2003. Last quarter, we wrote down a foreclosed property $90,000 subject to a pending sale contract. During the second quarter of 2003, the Corporation made the decision to transfer the Colquitt Retirement Inn, the Corporation's largest nonperforming asset, for a nominal fee of $200,000 to the Georgia Trust for Historic Preservation.


Acquisition

On February 27, 2004, the Corporation acquired ownership of First Bank Holding Company and its sole subsidiary, Sylvester Banking Company, which are located in Sylvester, Georgia. The Corporation acquired all of the common shares of First Bank Holding Company and Sylvester Banking Company for $4.2 million in cash and 240,000 shares of Southwest Georgia Financial Corporation common stock valued at $5.5 million. The approximate total value of the transaction was $9.7 million. Sylvester Banking Company was merged into Southwest Georgia Bank, a subsidiary of the Corporation. Sylvester Banking Company, which has been in business since 1898, at the time of the acquisition had $49.6 million in assets. It was a one office, full-service community bank that holds approximately 25 percent of the deposits of Worth County, Georgia. Sylvester Banking Company is located in Worth County, Georgia, contiguous with Colquitt County. The business combination was accounted for by the purchase method of accounting and the results of operations of the Sylvester Banking Company office since the date of acquisition are included in the Consolidated Financial Statements. Total assets of $49.6 million and liabilities of $39.9 million were booked at fair value including booking a core deposit intangible of $1.7 million. This core deposit intangible is being amortized over a 10-year period.

The following table shows the fair value of assets acquired and liabilities assumed as of the acquisition date.

                                              Dollars in
                                               thousands

Cash, due from banks, and Federal funds sold      $ 9,861
Investment securities                              26,934
Loans, net                                         10,264
Bank premises and equipment                           588
Core deposit intangible                             1,670
Other assets                                          335
Deposits                                          (39,834)
Other liabilities                                     (98)

Net assets acquired                               $ 9,720

The following table shows selected pro forma information of the Corporation as if the acquisition had occurred on January 1, 2003. The pro forma information does not include any operating efficiencies that could be realized in a branch acquisition.

                                  Three Months Ended     Nine Months Ended
                                     September 30,         September 30,
  (Dollars in thousands)            2004       2003       2004       2003
Net interest income                $2,652     $2,766     $8,063     $8,434

Net income                         $  819     $  995     $3,022     $1,609

Basic earnings per share           $  .30     $  .36     $ 1.08     $  .57

Diluted earnings per share         $  .30     $  .36     $ 1.08     $  .57

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of September 30, 2004 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2004, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity.
At September 30, 2004, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2004, total capital increased $6.1 million to $39.1 million. The majority of this increase resulted from the 240,000 shares of common stock issued for the acquisition. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 54,855 shares of its common stock during the first nine months of 2004 at an average price of $24.71 per share. There are approximately 150,000 shares authorized to be repurchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.33 percent as of September 30, 2004. The Corporation is aware of no events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were to be implemented, would have a material effect on the Corporation's capital resources.


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


Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2004, was $819 thousand compared with a net income of $952 thousand for the same period in 2003, representing a decrease of $133 thousand. Factors contributing to the quarterly decline in earnings included decreases of $177 thousand of mortgage banking services income and a $90 thousand write down on foreclosed property.

On a per share basis, net income for the third quarter was $.30 per diluted share compared with $.37 per share for the same quarter in 2003. The weighted average common shares outstanding for the quarter were 2.744 million, up 7.6 percent or 193 thousand average shares from the previous comparable quarter. This increase in average shares was due to the acquisition partially offset by the Corporation's stock repurchase program. Because of our strong capital position, we continued with the stock repurchase program that began in January 2000.

On a year-to-date basis, net income was $2.959 million compared with $1.460 million for the same period in 2003. Year-to-date earnings per share were $1.09 versus $.57 for the same period in 2003. Net income for the first nine months of last year reflects a $1.739 million pre-tax charge for the transfer of the Corporation's largest nonperforming asset to the Georgia Trust for Historical Preservation in the second quarter of 2003. Excluding the pre-tax charge associated with the non-performing asset in 2003, the first nine months earnings improved 13 percent and earnings per share increased 7 percent. Other major factors contributing to the year-to-date improvement in earnings included increases of $108 thousand of insurance services income, $73 thousand of mortgage banking services income, $236 thousand of service charge income on deposit accounts, and a $376 thousand decrease in the provision for loan losses.

We measure our performance on selected key ratios, which are provided for the three-months and six-months periods ended September 30, 2004 and 2003.

                                      Three Months Ended   Nine Months Ended
                                         September 30,       September 30,
                                         2004     2003       2004     2003
Return on average total assets           1.12%    1.59%      1.39%     .81%
Return on average total equity           8.43%   11.71%     10.44%    5.84%
Average shareholders' equity to
  average total assets                  13.30%   13.58%     13.34%   13.83%
Net interest margin (tax equivalent)     4.14%    4.56%      4.23%    4.63%


Comparison of Statements of Income for the Quarter

Noninterest income for the third quarter of 2004 decreased $232 thousand to $1.438 million compared with the third quarter of 2003. For the quarter ended September 30, 2004, mortgage banking income was $710 thousand, down from $887 thousand in 2003. The mortgage banking business was impacted by damaging weather and its effect on the timing of the closing of several large loans. Negatively impacting noninterest income in the quarter was a $90 thousand charge associated with the loss on a foreclosed property. Also, during the third quarter service charges on deposit accounts increased $26 thousand to $403 thousand and income from insurance services decreased to $231 thousand compared with $237 thousand in the third quarter of 2003. The Corporation continues to reduce its dependence on net interest income while focusing on growth in mortgage banking revenue, income from insurance services, and service charges income on deposit accounts.

Total interest income increased $318 thousand for the three months ended September 30, 2004 compared with the same period in 2003. This improvement for the three-month period was the result of increases in interest and dividends on investment securities. This growth in interest income was primarily related to increases in average volume of investment securities. The average volume of investment securities, (mainly U.S. Government Agencies), increased $39.1 million for the three-month period compared with the same period last year. The majority of this growth in securities was related to the acquisition of Sylvester Banking Company in February 2004.

Total interest expense increased $68 thousand, or 8.5 percent, in the third quarter of 2004 compared with the same period in 2003. Most of this quarter's increase was from the operation of the Sylvester office. Interest on long-term debt increased $115 thousand, or 104.6 percent, during the third quarter of 2004, while interest on other short-term borrowings decreased $31 thousand during the period. During this low rate environment, the Corporation is shifting from short-term to longer term debt in order to position itself to take advantage of rising interest rates.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 2004 increased $250 thousand, or 10.4 percent, compared with the same period in 2003. Net interest income is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Corporation's net interest margin was 4.14 percent and 4.56 percent during the third quarter of 2004 and 2003, respectively. The decreased net interest margin is primarily due to lower yields on earning assets. However, the improvement in net interest income was due to growth in interest income from higher volume of earning assets and an improved mix in deposit liabilities. The operations of the newly acquired banking office contributed to this net interest income improvement.

Provision for loan losses was $58 thousand for the third quarter compared with $150 thousand in the same quarter of 2003. This year, due to improving asset quality and charge-off experience, the Corporation has reduced its provision for loan losses.

Total noninterest expenses increased by $499 thousand, or 20.5 percent, for the three months ended September 30, 2004 compared with the same period in 2003. The majority of this increase in noninterest expense was related to the operating costs of the acquired banking office.


Comparison of Statements of Income for the Nine-month Period

Total noninterest income increased $2.044 million for the nine months ended September 30, 2004, compared with the same period in 2003. The majority of this increase for the nine months was due to the $1.739 million pre-tax charge for the foreclosed property in the second quarter of 2003, as noted earlier. For the first nine months of 2004, the largest component of noninterest income, mortgage banking income, was $2.669 million, up from $2.596 million in 2003, service charges on deposit accounts increased $236 thousand to $1.167 million, and income from insurance services increased to $819 thousand compared with $711 thousand in the first nine months of 2003. These increases were partially offset by a loss on the sale of bank property in the first quarter of 2004 and the $90 thousand write-down during this quarter on the foreclosed property previously mentioned. Improved economic conditions have driven increased year to date revenue from mortgage banking and insurance services. Also, the Corporation's pricing structure for deposit services continues to be effective.

For the first nine months of 2004, total interest income increased $338 thousand comparing the same period in 2003. The basis for the increase in the nine-month period of 2004 was the same as for the third quarter. The average volume of investment securities, (mainly U.S. Government Agencies), increased $33.2 million for the nine-month period compared with the same period last year. The majority of this growth in securities was related to the acquisition of Sylvester Banking Company in February 2004.

The total interest expense for the nine-month period ended September 30, 2004 decreased $206 thousand, or 7.8 percent, compared with the same period in 2003. Over this period, the average balances on interest-bearing deposits increased $21.4 million, or 13.3 percent. Excluding the Sylvester merger impact, the decrease in interest expense is primarily related to decreases in the rate on interest-bearing deposits, partially offset by an increase in interest expense on long-term debt. The rate on time deposits decreased 53 basis points comparing the first nine months of 2004 with the same period in 2003. Interest on long-term debt increased $173 thousand, or 49.9 percent, for the first nine months of 2004, while interest on other short-term borrowings decreased $39 thousand for the first nine months of 2004.

Net interest income for the first nine months of 2004 was $7.8 million compared with $7.3 million for the same period in 2003. During the nine-month period ended September 30, 2004, the Corporation's net interest margin was
4.23 percent compared with 4.63 percent for the same period in 2003.

The nine-month provision for loan losses was $376 thousand less than in the comparable period of 2003. Total noninterest expenses increased by $1.396 million for the nine months ended September 30, 2004 compared with the same period in 2003. The majority of this increase in noninterest expense was related to the operating costs of the acquired banking office and to non-recurring expenses associated with the acquisition.

Comparison of Financial Condition Statements

At September 30, 2004, total assets were $47.4 million, a 19.2 percent increase from December 31, 2003. The majority of the increase in assets was a result of the acquisition of Sylvester Banking Company.

The Corporation's loan portfolio of $102.6 million increased 5.7 percent from the December 31, 2003, level of $97.1 million. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 35.0 percent of total assets.

Investment securities and other short-term investments represent 55.1 percent of total assets. Investment securities increased $35.5 million since December 31, 2003. Other short-term investments increased $5.7 million since December 31, 2003. This resulted in an overall increase in investments of $41.2 million. The majority of this increase in investment securities was due to the acquisition and is mainly comprised of U.S. Government agency securities with an average maturity of approximately 5 years.

Deposits, the primary source of the Corporation's funds, increased from $182.9 million at December 31, 2003, to $217.2 million at September 30, 2004. This
increase reflected the above mentioned acquisition.   At September 30, 2004,
total deposits represented 74.0 percent of total assets.

The Corporation decreased its level of short-term borrowings and increased long-term borrowings during the first nine months of 2004 with the Federal Home Loan Bank. Short-term borrowings were reduced by $2.0 million compared with the levels at December 31, 2003, while long-term borrowings increased $11.9 million. During the second and third quarters of 2004, the Corporation shifted into some longer term debt maturities to better position itself for rising rates. This longer term debt was a $10 million advance from the Federal Home Loan Bank with a fixed rate of 3.85 percent maturing April 30, 2014, and is convertible to a variable rate at the option of the Federal Home Loan Bank on April 30, 2009. Also, in August, the Corporation borrowed an additional $5,000,000 advance from the Federal Home Loan Bank with a fixed rate of 3.08 percent maturing August 13, 2014, which is convertible to a variable rate at the option of the Federal Home Loan Bank on August 13, 2007. These are the major contractual obligations' changes for the Corporation during the last nine months.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and management's assumptions about the local and national economy. The allowance for loan losses was 2.44 percent of total loans outstanding at September 30, 2004, compared with 2.41 percent of loans outstanding at December 31, 2003. Non-performing assets as a percentage of total loans was .70%, slightly increasing from .60% a year ago. Management considers the allowance for loan losses as of September 30, 2004, adequate to cover potential losses in the loan portfolio.



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

Financial instruments whose contract
amounts represent credit risk           September 30,         September 30,
(dollars in thousands):                     2004                  2003
Commitments to extend credit              $ 21,021              $ 19,511
Standby letters of credit
 and financial guarantees                 $    127              $    136

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of September 30, 2004, the Corporation's one-year cumulative rate-sensitive assets represented 112 percent of the cumulative rate-sensitive liabilities compared with 98 percent for the same period in 2003. This slight change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. The Corporation has become more asset-sensitive at the one-year gap position resulting from management borrowing some additional long-term funds to take advantage of the lower rates and to reduce the Corporation's interest rate risk from possible increasing short-term rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored to ensure that the effects of interest rate movements in either direction are not significant over time.

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

PART II. - OTHER INFORMATION

ITEM 5   OTHER INFORMATION

The Board of Directors on September 22, 2004, declared a 20% stock dividend and its regular quarterly cash dividend of $.13 per share. The stock and cash dividends are payable on October 29, 2004, to shareholders of record on October 7, 2004 and October 4, 2004, respectively.


ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

A.   Exhibits

 Exhibit 31.1 Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

 Exhibit 31.2 Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

 Exhibit 32.1 Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

 Exhibit 32.2 Section 906 Certification of Periodic Financial Report by Chief Financial Officer.


B.   Reports on Form 8-K

 On July 22, 2004, the Corporation furnished an 8-K to report the following event:
  issuance of a press release to report earnings for the quarter ended
  June 30, 2004.

 On September 22, 2004, the Corporation furnished an 8-K to report the following event:
  issuance of a press release to announce its combination of a quarterly cash dividend and 20% stock dividend.

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


Date:  November 15, 2004