Form 10-K
period 2004-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2005-03-31
CIK 315849

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  Form 10-K

     [ X ]  Annual report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                 For the fiscal year ended December 31, 2004

   [   ]  Transition report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934
          For the transition period from ___________  to ___________ .

                      Commission file number    1-12053

                   Southwest Georgia Financial Corporation
           (Exact Name of Corporation as specified in its charter)
            Georgia                                      58-1392259
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)
       201 First Street, S. E.
         Moultrie, Georgia                                 31768
(Address of principal executive offices)                 (Zip Code)

      (Corporation's telephone number, including area code)(229) 985-1120

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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2).  Yes [     ]     No [ X ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2004: $48,731,766 based on 2,397,037 shares at the price of $20.33 per share. The number of shares has been adjusted for the 20 percent stock dividend that was distributed on October 29, 2004.

As of March 24, 2005, 4,263,020 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2005 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.

                    SOUTHEST GEORGIA FINANCIAL CORPORATION

                                  Form 10-K

                     For the year ended December 31, 2004

                                   CONTENTS

PART I
 Item 1.   Business
 Item 2.   Properties
 Item 3.   Legal Proceedings
 Item 4.   Submission of Matters to a Vote of Security Holders

PART II
 Item 5.   Market for Corporation's Common Equity, Related Stockholder Matters,
            and Issuer Purchases of Equity Securities
 Item 6.   Selected Financial Data
 Item 7.   Managements Discussion and Analysis of Financial Condition and
            Results of Operations
 Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
 Item 8.   Financial Statements and Supplementary Data
 Item 9.   Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure
 Item 9A.  Controls and Procedures
 Item 9B.  Other Information

PART III
 Item 10.  Directors and Executive Officers of the Corporation
 Item 11.  Executive Compensation
 Item 12.  Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters
 Item 13.  Certain Relationships and Related Transactions
 Item 14.  Principal Accountant Fees and Services

PART IV
 Item 15.  Exhibits and Financial Statement Schedules

                                    PART I

Item 1.  Business

Southwest Georgia Financial Corporation (the "Corporation") is a Georgia bank holding company organized in 1980, which, in 1981, acquired 100% of the outstanding shares of Southwest Georgia Bank (the "Bank"), the Corporation's state non-member bank subsidiary, formerly known as Moultrie National Bank. The Bank commenced operations as a national banking association in 1928. Currently, it is a FDIC insured, state-chartered bank.

The Corporation's primary business is providing banking services to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, and the surrounding counties of southwest Georgia through the Bank. The Bank also operates Empire Financial Services, Inc. ("Empire"), a commercial mortgage banking firm. Effective February 27, 2004, the Corporation acquired and merged with First Bank Holding Company, Inc. ("First Bank"), and its subsidiary bank, Sylvester Banking Company. The Bank operates the former Sylvester Banking Company as a full service branch of the Bank serving an area approximately 30 miles in radius from Sylvester, Worth County, Georgia. The branch has approximately 25 percent of the Worth County deposit market.

The Corporation's executive office is located at 201 First Street, S. E., Moultrie, Georgia 31768, and its telephone number is (229) 985-1120.

All references herein to the Corporation include Southwest Georgia Financial Corporation, the Bank, and Empire, unless the context indicates a different meaning.

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

Markets

The Corporation conducts banking activities in multiple counties in southwest Georgia. Agriculture plays an important part in the economy of the Bank's market area. A large portion of Georgia's produce crops, which include turnips, cabbage, sweet potatoes, and squash, and its producers of tobacco, peanuts, and cotton are in the Bank's market. In addition, manufacturing firms, service industries, and retail stores employ a large number of residents. Apparel, lumber and wood products, and textile manufacturers are among the various types of manufacturers located in the Bank's market.
Empire provides mortgage banking services which includes underwriting, construction, and long-term financing of commercial properties principally throughout the Southeastern United States.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2004, the Corporation's deposit base, totaling $222,488,102, consisted of $36,399,339 in noninterest-bearing demand deposits (16.4% of total deposits), $64,764,638 in interest-bearing demand deposits including money market accounts (29.1% of total deposits), $28,080,860 in savings deposits (12.6% of total deposits), $65,900,438 in time deposits in amounts less than $100,000 (29.6% of total deposits), and $27,342,827 in time deposits of $100,000 or more (12.3 % of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2004, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 8.8%, 80.0% and 11.2%, respectively, of the Bank's total loan portfolio.

Lending Policy

The current lending policy of the Bank is to offer consumer and commercial credit services to individuals and businesses that meet the Bank's credit standards. The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which can be made to a single borrower or related group of borrowers.

The Loan Committee of the Bank's Board of Directors is responsible for approving and monitoring the loan policy and providing guidance and counsel to all lending personnel. It also approves all extensions of credit over $200,000. The Loan Committee is composed of the Chief Executive Officer and President, and other executive officers of the Bank, as well as certain Bank Directors.

Servicing and Origination Fees on Loans

The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2004, Bank revenue received from mortgage banking services was $3,611,755 compared with $3,446,658 in 2003. All of this income was from Empire except for $29,905 in 2004 and $69,659 in 2003, which was mortgage banking income from the Bank.

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

Employees

The Bank had 125 full-time employees at December 31, 2004. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

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

Payment of Dividends

The Corporation is a legal entity separate and distinct from the Bank. Most of the revenue of the Corporation results from dividends paid to it by the Bank. Federal and state laws and regulations impose restrictions on the ability of the Corporation and the Bank to pay dividends.

The Bank is a state-chartered bank regulated by the Department of Banking and Finance (the "DBF") and the Federal Deposit Insurance Corporation (the "FDIC"). Under the regulations of the DBF, dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF unless such bank meets all the following requirements:

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank's total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. For 2004, the Corporation's cash dividend payout to stockholders was 38.8% of net income.

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

In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking include:

      * making or servicing loans and certain types of leases;

      * performing certain data processing services;

      * acting as fiduciary or investment or financial advisor;

      * providing brokerage services;

      * underwriting bank eligible securities;

      * underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and

      * making investments in corporations or projects designed primarily to promote community welfare.

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the "GLB Act") relaxed the previous limitations thus permitting bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed "financial in nature" include:

      * lending, exchanging, transferring, investing for others or safeguarding money or securities;

      * insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;

      * providing financial, investment, or economic advisory services, including advising an investment company;

      * issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and

      * underwriting, dealing in or making a market in securities.

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

In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the "USA Patriot Act") imposed significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to the Corporation and the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Capital Adequacy

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of eight percent; (2) a minimum Tier I
Capital to risk-weighted assets of four percent; and (3) a minimum stockholders' equity to risk-weighted assets of four percent. In addition, the Federal Reserve and the FDIC have established a minimum three percent leverage ratio of Tier I Capital to total assets for the most highly rated banks and bank holding companies. "Tier I Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than three percent if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve have amended the capital adequacy standards to provide for the consideration of interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk. The revised standards have not had a significant effect on the Corporation's capital requirements.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10 percent, a Tier I risk-based ratio of at least 6 percent, and a leverage ratio of at least 5 percent; (2) an "adequately capitalized" institution has a total risk-based ratio of at least 8 percent, a Tier I risk-based ratio of at least 4 percent, and a leverage ratio of at least 4 percent; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8 percent, a Tier I risk-based capital ratio of under 4 percent, or a leverage ratio of under 4 percent; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6 percent, a Tier I risk-based ratio of under 3 percent, or a leverage ratio of under 3 percent; and (5) a "critically undercapitalized" institution has a leverage ratio of 2 percent or less. An institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank, at December 31, 2004, would be considered to be a "well capitalized" institution.

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

The principal executive officers of the Corporation and their ages, positions with the Corporation, and terms of office as of January 31, 2005, are as follows:

                                                                Officer Of The
  Name (Age)                  Principal Position              Corporation Since
------------------------  ----------------------------------  -----------------
DeWitt Drew               Chief Executive Officer and President         1999
 (48)                     of the Corporation and Bank

John J. Cole, Jr.         Executive Vice President of the               1984
 (54)                     Corporation and Executive Vice President
                          and Cashier of the Bank

J. David Dyer, Jr.        Senior Vice President of the Corporation      2002
 (57)                     and Bank and Chief Executive Officer
                          and President of Empire

George R. Kirkland        Senior Vice President and Treasurer           1991
 (54)                     of the Corporation and Senior Vice
                          President and Comptroller of the Bank

C. Wallace Sansbury       Senior Vice President of the Corporation      1996
 (62)                     and Bank

Randall L. Webb, Jr.      Senior Vice President of the Corporation      1994
 (56)                     and Bank

Geraldine A. Ferrone      Senior Vice President of the Corporation      1995
 (58)                     and Bank

J. Larry Blanton          Senior Vice President of the Corporation      2000
 (58)                     and Bank

Susan T. Whittle          Senior Vice President of the Corporation      2001
 (46)                     and Bank

Robert M. Carlton, Jr.    Senior Vice President of the Corporation      1995
 (63)                     and Bank

Morris I. Bryant          Senior Vice President of the Corporation      2004
 (63)                     and Bank

The following is a brief description of the business experience of the principal executive officers of the Corporation. Except as otherwise indicated, each principal executive officer has been engaged in their present or last employment, in the same or similar position, for more than five years.

Mr. Drew is a director of Southwest Georgia Financial Corporation and Southwest Georgia Bank and was named President and Chief Executive Officer in May 2002. Previously he served as President and Chief Operating Officer beginning in 2001 and Executive Vice President in 1999 of Southwest Georgia Financial Corporation and Southwest Georgia Bank. Prior to employment with Southwest Georgia Financial Corporation, Mr. Drew was employed by Citizens Bank and Savings Corporation in Russellville, Alabama as Senior Vice President and Loan Administrator.

Mr. Cole became Executive Vice President and Cashier of the Bank and Executive Vice President of the Corporation in 2002. Previously, he had been Senior Vice President and Cashier of the Bank and Senior Vice President of the Corporation.

Mr. Dyer became Senior Vice President of the Bank and Corporation in 2002. Previously, he also serves as Chief Executive Officer and President of Empire, now a wholly owned subsidiary of the Bank. Mr. Dyer has served as Chief Executive Officer and President of Empire since forming the firm in 1985.

Mr. Kirkland became Senior Vice President and Treasurer of the Corporation and Senior Vice President and Comptroller of the Bank in 1993.

Mr. Sansbury became Senior Vice President of the Bank and Corporation in December 1996.

Mr. Webb became Senior Vice President of the Bank and Corporation in 1997. Previously, he had been Vice President of the Bank and Corporation since 1994 and Assistant Vice President of the Bank since 1984.

Mrs. Ferrone became Senior Vice President in 2000 and Vice President of the Bank and Corporation in 1995. Previously, she had been Assistant Vice President of the Bank since 1988.

Mr. Blanton became Senior Vice President of the Bank and Corporation in 2001. Previously, he has served as Vice President of the Bank and Corporation since 2000 and in various other positions with the bank since 1999.

Mrs. Whittle became Senior Vice President of the Bank and the Corporation in 2001. Previously, she had been Senior Vice President and Senior Lender at Citizens Bank in Russellville, Alabama since 1999.

Mr. Carlton became Senior Vice President of the Bank and Corporation in 2004. Previously, he had been Vice President of the Bank since 1995.

Mr. Bryant became Senior Vice President of the Corporation and of the Bank in 2004. Previously, he was employed by Sylvester Banking Company in Sylvester, Georgia, as Vice President and Cashier since 1969.

Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2004, 2003, and 2002, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

                                              Year Ended December 31, 2004

                                              Average
                                             Balance   Interest      Rate
                                                (Dollars in thousands)
ASSETS
Cash and due from banks                     $  10,137  $     -         - %

Earning assets:
Interest-bearing deposits                       5,476        81      1.48%
Loans, net (a) (b) (c)                         99,716     7,002      7.02%
Taxable investment securities
held to maturity                              131,496     5,787      4.40%
Nontaxable investment securities
held to maturity (c)                            6,014       365      6.07%
Nontaxable investment securities
available for sale (c)                         14,869       941      6.33%
Other investment securities
available for sale                              1,428        50      3.50%
Federal funds sold                              3,190        35      1.10%
 Total earning assets                         262,189    14,261      5.44%
Premises and equipment                          6,460
Other assets                                    9,082
 Total assets                              $  287,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                            $   34,628  $     -        -  %

Interest-bearing liabilities:
Savings deposits                               87,827       693      0.79%
Time deposits                                  95,911     1,789      1.87%
Federal funds purchased                           520         7      1.35%
Other borrowings                               27,525       912      3.31%

Total interest-bearing liabilities            211,783     3,401      1.61%
Other liabilities                               3,274
 Total liabilities                            249,685

Common stock                                    3,607
Surplus                                        14,343
Retained earnings                              28,668
Less treasury stock                            (8,435)
 Total shareholders' equity                    38,183

Total liabilities and shareholders' equity  $ 287,868

Net interest income and margin                         $ 10,860      4.14%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees as follows:  2004 - $453,000.
(c)  Reflects taxable equivalent adjustments using a tax rate of 34 percent.

Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials (continued)

                                            Year Ended December 31, 2003
                                              Average
                                              Balance  Interest     Rate
                                               (Dollars in thousands)
ASSETS
Cash and due from banks                     $   9,582  $     -        - %

Earning assets:
Interest-bearing deposits                       4,071        43     1.06%
Loans, net (a) (b) (c)                         97,464     7,309     7.50%
Taxable investment securities
held to maturity                               98,408     4,946     5.03%
Nontaxable investment securities
held to maturity (c)                            3,738       247     6.61%
Nontaxable investment securities
available for sale (c)                         14,709       928     6.31%
Other investment securities
available for sale                              1,173        46     3.92%
Federal funds sold                                135         2     1.48%
 Total earning assets                         219,698    13,521     6.15%
Premises and equipment                          5,352
Other assets                                    7,229
 Total assets                               $ 241,861

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                             $  25,844  $     -        - %

Interest-bearing liabilities:
Savings deposits                               69,079       660     0.96%
Time deposits                                  90,999     2,062     2.27%
Federal funds purchased                           249         3     1.20%
Other borrowings                               19,121       663     3.47%

Total interest-bearing liabilities            179,448     3,388     1.89%
Other liabilities                               3,332
 Total liabilities                            208,624

Common stock                                    3,301
Surplus                                         7,149
Retained earnings                              30,021
Less treasury stock                            (7,234)
 Total shareholders' equity                    33,237

Total liabilities and shareholders' equity  $ 241,861

Net interest income and margin                         $ 10,133     4.61%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees as follows:   2003 - $385,000.
(c)  Reflects taxable equivalent adjustments using a tax rate of 34 percent.

Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials (continued)

                                            Year Ended December 31, 2002
                                             Average
                                             Balance   Interest     Rate
                                              (Dollars in thousands)
ASSETS
Cash and due from banks                     $   8,966  $     -        - %

Earning assets:
Interest-bearing deposits                       3,661        56     1.53%
Loans, net (a) (b) (c)                        112,618     9,280     8.24%
Taxable investment securities
held to maturity                               78,031     4,596     5.89%
Nontaxable investment securities
held to maturity (c)                            3,130       220     7.03%
Nontaxable investment securities
available for sale (c)                         13,340       875     6.56%
Other investment securities
available for sale                              1,352        61     4.51%
Federal funds sold                              1,399        22     1.57%
 Total earning assets                         213,531    15,110     7.08%
Premises and equipment                          5,539
Other assets                                    8,333
 Total assets                               $ 236,369

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                             $  26,521  $     -       -  %

Interest-bearing liabilities:
Savings deposits                               64,617       961     1.49%
Time deposits                                  97,354     3,007     3.09%
Federal funds purchased                            99         2     2.02%
Other borrowings                               12,749       459     3.60%

Total interest-bearing liabilities            174,819     4,429     2.53%
Other liabilities                               2,837
 Total liabilities                            204,177

Common stock                                    3,051
Surplus                                         2,900
Retained earnings                              32,364
Less treasury stock                            (6,123)
 Total shareholders' equity                    32,192

Total liabilities and shareholders' equity  $ 236,369

Net interest income and margin                         $ 10,681     5.00%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees as follows:  2002 - $444,000.
(c)  Reflects taxable equivalent adjustments using a tax rate of 34 percent.

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

                                                                    Due To
                                                     Increase   Changes In (a)
                                     2004     2003  (Decrease)  Volume   Rate
                                              (Dollars in thousands)
Interest earned on:
Interest-bearing deposits          $    81  $    43   $   38    $   18  $  20
Loans, net (b)                       7,002    7,309     (307)      174   (481)
Taxable investment
 securities held to maturity         5,787    4,946      841     1,340   (499)
Nontaxable investment
 securities held to
 maturity (b)                          365      247      118       136    (18)
Nontaxable investment
 securities available
 for sale (b)                          941      928       13        10      3
Other securities available
 for sale                               50       46        4         8     (4)
Federal funds sold                      35        2       33        34     (1)

     Total interest income          14,261   13,521      740     1,720   (980)

Interest paid on:
Savings deposits                       693      660       33        94    (61)
Time deposits                        1,789    2,062     (273)      121   (394)
Federal funds purchased                  7        3        4         4      0
Other borrowings                       912      663      249       279    (30)

     Total interest expense          3,401    3,388       13       498   (485)

Net interest earnings              $10,860  $10,133   $  727    $1,222  $(495)


                                                                    Due To
                                                     Increase   Changes In (a)
                                     2003     2002  (Decrease)  Volume   Rate
                                              (Dollars in thousands)
Interest earned on:
Interest-bearing deposits          $    43  $    56   $  (13)   $    7  $  (20)
Loans, net (b)                       7,309    9,280   (1,971)   (1,182)   (789)
Taxable investment
 securities held to maturity         4,946    4,596      350       794    (444)
Nontaxable investment
 securities held to
 maturity (b)                          247      220       27        39     (12)
Nontaxable investment
 securities available
 for sale (b)                          928      875       53        84     (31)
Other securities available
 for sale                               46       61      (15)       (8)     (7)
Federal funds sold                       2       22      (20)      (19)     (1)

     Total interest income          13,521   15,110   (1,589)     (285) (1,304)

Interest paid on:
Savings deposits                       660      961     (301)       72    (373)
Time deposits                        2,062    3,007     (945)     (186)   (759)
Federal funds purchased                  3        2        1         2      (1)
Other borrowings                       663      459      204       220     (16)

       Total interest expense        3,388    4,429   (1,041)      108  (1,149)

Net interest earnings              $10,133  $10,681   $ (548)   $ (393) $ (155)


(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 percent for 2004, 2003, and 2002 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                            Year Ended December 31,
                                         2004         2003         2002
                                            (Dollars in thousands)
Securities held to maturity:
U. S. Government Agencies              $108,508     $ 47,542     $ 59,541
State and municipal                       7,538        7,153        5,609

Total securities held to maturity      $116,046     $ 54,695     $ 65,150

Securities available for sale:
Equity securities                      $  3,342     $  2,225     $  2,179
U. S. Government Agencies                38,813       53,998       21,024
State and municipal                      13,836       13,922       13,311
Mortgage backed                             861        1,399        3,541

Total securities available for sale    $ 56,852     $ 71,544     $ 40,055

The following table shows the maturities of debt securities at December 31, 2004, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

                                         MATURITY
                                 After One        After Five
                   Within        But Within       But Within          After
                  One Year       Five Years        Ten Years        Ten Years

               Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
                                   (Dollars in thousands)
  Debt
Securities:

U. S.
 Government
 Agencies     $18,629  5.59%   $84,798  3.85%   $43,894  4.27%    $   -     - %
State and
 Municipal      1,085  7.10%     1,437  6.46%    15,769  6.76%     3,083  5.98%
Mortgage
 Backed            -     - %       362  5.73%       369  6.40%       130  6.54%

Total         $19,714  5.67%   $86,597  3.90%   $60,032  4.94%    $3,213  6.00%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2004 and 2003, securities carried at approximately $62,138,000 and $41,988,000, respectively, were pledged to secure public and trust deposits, as required by law.


Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan.

                                           Year Ended December 31,
                               2004       2003       2002      2001      2000
                                           (Dollars in thousands)
Commercial, financial and
 agricultural              $  11,188  $   9,547 $    9,273 $  11,142 $  16,871
Real estate:
 Commercial mortgage loans    40,385     42,969     47,219    54,178    48,161
 Residential loans            33,968     30,244     33,900    38,751    39,292
 Agricultural loans            5,621      4,851      5,333     7,524     8,506
Installment                    8,795      9,550     10,263    10,014    11,183
  Total loans                 99,957     97,161    105,988   121,609   124,013
Less:
 Unearned income                  42         46         54        60       123
Allowance for loan losses      2,507      2,338      1,900     1,883     1,795

Net loans                   $ 97,408   $ 94,777 $  104,034 $ 119,666 $ 122,095

The following table shows maturities and interest sensitivity of the commercial, financial and agricultural loan portfolio, excluding real estate mortgage and consumer loans at December 31, 2004.

                                              Commercial,
                                             Financial and
                                              Agricultural
                                         (Dollars in thousands)
Distribution of loans which are due:
 In one year or less                            $  5,353
 After one year but within five years              5,496
 After five years                                    339

    Total                                       $ 11,188

The following table shows, for the selected loans above due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2004.

                                 Loans With
                               Predetermined     Loans With
                                   Rates        Floating Rates       Total
                                            (Dollars in thousands)
 Commercial, financial
 and agricultural                 $ 3,740           $ 2,095         $ 5,835

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

                                  Nonperforming loans
                   --------------------------------------------------
                      Non-               Renego-   Potential
                    accrual  Past-Due    tiated     Problem           Foreclosed
                     Loans     Loans      Loans      Loans     Total     Assets
                   -------   -------     -------    -------   -------   -------
                            (Dollars in thousands)
December 31, 2004  $ 1,387   $     4     $     9    $   163   $ 1,563   $    14
December 31, 2003  $ 1,012   $     0     $    60    $   414   $ 1,486   $ 1,203
December 31, 2002  $ 1,529   $     3     $     0    $   408   $ 1,940   $ 1,982
December 31, 2001  $   424   $   178     $     0    $    52   $   654   $ 3,545
December 31, 2000  $   742   $ 1,402     $     0    $ 1,464   $ 3,608   $ 2,097

The Corporation follows a policy of continuing to accrue interest on consumer and bank card loans that are contractually past due over 90 days up to the time of charging the loan amount against the allowance for loan losses.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

                                            Year Ended December 31,
                                   2004     2003      2002      2001      2000
                                              (Dollars in thousands)
Average loans outstanding        $102,208  $99,589  $114,586  $123,668  $118,809
Amount of allowance for
 loan losses at beginning
 of period                       $  2,338  $ 1,900  $  1,883  $  1,795  $  1,944
Amount of loans charged off
 during period:
 Commercial, financial and
  agricultural                          0       37       226        69       360
 Real estate:
  Commercial                           79        0         0         0         1
  Residential                          25       71       113        18        26
  Agricultural                          0        0         0         0         0
 Installment                          176      169       258       261       112
  Total loans charged off             280      277       597       348       499

Amount of recoveries during
 period:
 Commercial, financial, and
  agricultural                         88      147        25        18        81
 Real estate:
  Commercial                           17        0         0         0         0
  Residential                          13       14         5         2         5
  Agricultural                          0        0         0         0         0
 Installment                           65       37        50        36        44
  Total loans recovered               183      198        80        56       130

Net loans charged off
 during period                         97       79       517       292       369
Additions to allowance for
 loan losses charged to
 operating expense during period       92      517       534       380       220
Purchased reserve                     174        0         0         0         0
  Amount of allowance for
   loan losses at end
   of period                     $  2,507  $ 2,338  $  1,900  $  1,883  $  1,795

Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                          .10%     .08%      .45%      .24%      .31%

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

                       December 31, 2004   December 31, 2003   December 31, 2002
                                   % of                % of                % of
                                   Total               Total               Total
Category               Allocation  Loans   Allocation  Loans   Allocation  Loans
                                         (Dollars in thousands)
Domestic:
Commercial, financial
 and agricultural       $   281    11.2%    $   229     9.8%    $   166     8.7%
Real estate:
 Commercial               1,016    40.4%      1,034    44.2%        847    44.6%
 Residential                852    34.1%        727    31.1%        608    32.0%
 Agricultural               140     5.6%        117     5.0%         95     5.0%
Installment                 218     8.7%        231     9.9%        184     9.7%

Total                   $ 2,507   100.0%    $ 2,338   100.0%    $ 1,900   100.0%

                       December 31, 2001   December 31, 2000
                                   % of                % of
                                   Total               Total
Category               Allocation  Loans   Allocation  Loans
                                (Dollars in thousands)
Domestic:
Commercial, financial
 and agricultural       $   173     9.2%    $   244    13.6%
Real estate:
 Commercial                 838    44.5%        696    38.8%
 Residential                600    31.9%        569    31.7%
 Agricultural               117     6.2%        124     6.9%
Installment                 155     8.2%        162     9.0%

Total                   $ 1,883   100.0%    $ 1,795   100.0%

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

                                            Year Ended December 31,
                                     2004             2003             2002
                                             (Dollars in thousands)
Noninterest-bearing
 demand deposits                  $  34,628        $  25,844        $  26,521

NOW accounts                         48,961           35,831           34,198
Money market deposit
 accounts                            12,020           14,386           14,153
Savings                              26,846           18,861           16,266
Time deposits                        95,911           90,999           97,354

  Total interest-bearing            183,738          160,077          161,971

  Total average deposits          $ 218,366        $ 185,921        $ 188,492

The maturity of certificates of deposit of $100,000 or more as of December 31, 2004, are presented below.

                                                         (Dollars in thousands)
3 months or less                                                $  7,962
Over 3 months through 6 months                                     5,637
Over 6 months through 12 months                                    6,864
Over 12 months                                                     6,880
  Total outstanding certificates of deposit
   of $100,000 or more                                          $ 27,343

Return On Equity and Assets

Certain financial ratios are presented below.

                                    Year Ended December 31,
                                   2004       2003       2002
Return on average assets           1.34%      1.03%       1.52%

Return on average equity          10.12%      7.46%      11.19%

Dividend payout ratio
 (dividends declared
 divided by net income)           38.79%     53.57%      35.13%

Average equity to average
 assets ratio                     13.26%     13.74%      13.62%

Item 2.  Properties

The executive offices of the Corporation and the main banking office of the Bank are located in a 19,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. The Bank's Operations Center is located at 10 Second Avenue, Moultrie, Georgia. The Trust and Investment Division of the Bank is located at 25 Second Avenue, Moultrie, Georgia. A building located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia, has been renovated for the Bank's Administrative Services offices, training and meeting rooms, record storage, and the drive-thru teller facility.

Southwest Georgia Bank Property Table

                                                                           Square
Name                       Address                                          Feet
-------------------------  ----------------------------------------------  ------
Main Office                201 First Street, SE, Moultrie, GA 31768        19,000
Operations Center          10 Second Avenue, SE, Moultrie, GA 31768         5,000
Trust & Investment Office  25 Second Avenue, SE, Moultrie, GA 31768        11,000
Administrative Services    205 Second Street, SE, Moultrie, GA 31768       15,000
Southwest Georgia Ins.
 Services                  501 South Main Street, Moultrie, GA 31768        5,600
Baker County Bank          Highway 91, Newton, GA 31717                     4,400
Bank of Pavo               1102 West Harris Street, Pavo, GA 31778          3,900
Sylvester Banking Company  300 North Main Street, Sylvester, GA 31791      12,000
Empire Financial Services  121 Executive Parkway, Milledgeville, GA 31061   2,700

All the buildings and land, which include parking and drive-in teller stations, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in each of the Baker County, Thomas County, and Worth County branch offices, and one additional automated teller machine located in Doerun, Georgia. These automated teller machines are linked to the STAR network of automated teller machines.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Corporation or the Bank is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2004 for a vote of the security holders through the solicitation of proxies or otherwise.

                                   PART II

Item 5. Market for Corporation's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices

The Corporation's common stock trades on the American Stock Exchange under the symbol "SGB". The closing price on December 31, 2004, was $22.70. Below is a schedule of the high and low stock prices for each quarter of 2004 and 2003.

                        2004
---------------------------------------------------------
For The
Quarter        Fourth      Third*      Second*     First*
--------       ------      ------      -------     ------
High           $23.99      $24.33      $21.25      $20.00

Low            $21.58      $20.08      $19.33      $18.12

                        2003*
---------------------------------------------------------
For The
Quarter        Fourth      Third       Second      First
--------       ------      ------      -------     ------
High           $19.87      $19.79      $17.08      $16.04

Low            $18.33      $15.83      $15.00      $14.83

*Adjusted for the 20% stock dividend.

As of December 31, 2004, we had 582 registered record holders of the Corporation's common stock. Also, there were approximately 300 additional shareholders who held shares through trust and brokerage firms. Cash dividends paid on the Corporation's common stock were $.46 in 2004 and $.43 in 2003. In total, we declared $1.499 million in cash dividends in 2004 and $1.329 million in 2003.

Our dividend policy objective is to pay out a portion of earnings in dividends to our shareholders in a consistent manner over time, and we intend to continue paying dividends. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation's Board of Directors after consideration of various factors, which may include the Corporation's financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount of dividends that can be paid without regulatory approval. See "Business - Payment of Dividends". The Corporation and its predecessors have paid cash dividends for the past seventy-seven consecutive years.

Item 6.  Selected Financial Data

Five-Year Selected Financial Data
(Dollars in thousands, except per share data and ratios)

                                        2004     2003     2002     2001     2000
For The Year:  Earnings & Share Data
Interest income                      $ 13,822 $ 13,126 $ 14,738 $ 17,562 $ 18,403
Interest expense                        3,401    3,387    4,429    7,926    7,894
Net interest income                    10,421    9,739   10,309    9,636   10,509
Non-interest income                     6,754    4,545    5,596    5,156    2,518
Non-interest expense                   12,073   10,267   10,299    9,884    8,371
Net income                              3,865    2,480    3,602    3,219    3,359
Earnings per share - basic           $   1.19 $   0.81 $   1.15 $   1.00 $   0.98
Earnings per share - diluted             1.18     0.80     1.14     1.00     0.98
Weighted average shares
 outstanding - basic                    3,258    3,072    3,143    3,228    3,422
Weighted average shares
  outstanding - diluted                 3,281    3,084    3,148    3,229    3,422
Dividends declared per share         $   0.46 $   0.43 $   0.40 $   0.39 $   0.39

At Year End:  Balance Sheet Data
Total assets                         $305,225 $246,153 $240,468 $234,844 $240,380
Loans, net                             97,408   94,777  104,034  119,666  122,094
Deposits                              222,488  182,876  189,923  192,901  199,485
Shareholders' equity                   39,444   32,988   33,322   30,957   30,641
Book value per share                    12.03    10.83    10.73     9.74     9.23
Tangible book value per share        $  11.05 $  10.16 $   9.97 $   8.90 $   9.03
Common shares outstanding
 (including treasury shares)            4,263    3,964    3,960    3,960    3,960

Selected Average Balances
Average total assets                 $287,868 $241,861 $236,369 $239,928 $232,530
Average loans                         102,208   99,589  114,586  123,668  118,809
Average deposits                      218,366  185,921  188,492  198,527  188,874
Average shareholders' equity         $ 38,183 $ 33,237 $ 32,193 $ 30,693 $ 30,331

Asset Quality
Non-performing assets to
 total assets                            .46%     .90%    1.46%    1.77%    1.76%
Non-performing assets                $  1,405 $  2,215 $  3,515 $  4,146 $  4,238
Net loan charge-offs (recoveries)    $     98 $     79 $    517 $    351 $    499
Net loan charge-offs (recoveries)
 to average loans                       0.10%    0.08%    0.45%    0.24%    0.31%
Reserve for loan losses to loans        2.51%    2.41%    1.79%    1.55%    1.45%

Performance Ratios
Return on average total assets          1.34%    1.03%    1.52%    1.34%    1.44%
Return on average shareholders'
 Equity                                10.12%    7.46%   11.19%   10.49%   11.08%
Average shareholders' equity to
 average total assets                  13.26%   13.74%   13.62%   12.79%   13.04%
Efficiency ratio                       68.54%   69.94%   63.27%   65.13%   61.48%
Net interest margin                     4.14%    4.61%    5.00%    4.51%    5.17%
Dividend payout ratio                  38.79%   53.57%   35.13%   39.30%   39.91%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For further information about the Corporation, see selected statistical information on pages 14 - 28 of this report on Form 10-K.

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Thomas, and Worth Counties, each contiguous with Colquitt County. Including this acquisition, we have four full service banking facilities and six automated teller machines.

Our strategy is
  * to maintain the diversity of our revenue, including both interest and noninterest income through a broad base of business,
  * to strengthen our sales and marketing efforts while developing our employees to provide the best possible service to our customers,
  * to expand our market share where opportunity exists, and
  * to grow outside of our current geographic market through acquisitions into areas proximate to our current market area.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. During 2004, the U.S. economy was marked by historically low interest rates. Since July 2004, short-term rates increased 1.25 percent by year end.

Our profitability is impacted as well by operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes. Our lending activities are significantly influenced by regional and local factors such as changes in population, demographics of the population, competition among lenders, interest rate conditions and prevailing market rates on competing investments, customer preferences and levels of personal income and savings in the Corporation's primary market area.

To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change. In addition, broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control.

As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 64.8 percent of 2004 net interest income. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts.

We made significant improvements with respect to overall asset quality in 2004 and 2003. During the second quarter of 2004, we sold a large foreclosed property with a loss on sale of approximately $90,000. During the second quarter of 2003, the Corporation made the decision to transfer the Colquitt Retirement Inn, the Corporation's largest nonperforming asset, for a nominal fee of $200,000 to the Georgia Trust for Historic Preservation. As a result, non-performing assets to total assets were 0.5 percent and 0.9 percent at the end of 2004 and 2003, respectively compared with 1.5 percent at December 31, 2002.

On February 27, 2004, the Corporation acquired ownership of First Bank Holding Company and its bank subsidiary, Sylvester Banking Company. The Corporation acquired all of the common shares of First Bank Holding Company and Sylvester Banking Company for $4.2 million in cash and 240,000 shares of Southwest Georgia Financial Corporation common stock valued at $5.5 million. The approximate total value of the transaction was $9.7 million. Sylvester Banking Company was merged into Southwest Georgia Bank. Sylvester Banking Company, which has been in business since 1898, at the time of the acquisition had $49.6 million in assets. The business combination was accounted for by the purchase method of accounting and the results of operations of Sylvester Banking Company since the date of acquisition are included in the Consolidated Financial Statements. Total assets of $49.6 million and liabilities of $39.9 million were booked at fair value including a core deposit intangible of $1.7 million. This core deposit intangible is being amortized over a 10-year period.

The following table shows the fair value of assets acquired and liabilities assumed as of the acquisition date.

                                                       Dollars in
                                                        thousands
                                                       ----------
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

The following table shows selected pro forma information as if the acquisition had occurred during the last three years. The pro forma information does not include any operating efficiencies that could be realized in a branch acquisition, and pro forma results are not necessarily indicative of the results which would have been realized had the acquisition occurred at such date.

The following are our pro forma results for the three years ended December 31, 2004 showing our results included with those of First Bank and Sylvester:

                                 2004            2003            2002
                                        (Dollars in Thousands)
Net interest income            $ 10,652        $ 11,236        $ 11,956

Net Income                     $  3,928        $  2,606        $  3,830

Basic earnings per share       $   1.18        $    .77        $   1.11

Diluted earnings per share     $   1.17        $    .77        $   1.11

Stock Dividends

On September 25, 2004, the Board of Directors elected to pay a 20% stock dividend to shareholders of record as of October 7, 2004. All per share financial information has been adjusted to take into account the stock dividend.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation's results of operations. We believe that the allowance for loan losses as of December 31, 2004 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

RESULTS OF OPERATIONS

Performance Summary

Net income for 2004 was $3.9 million, an increase of approximately $1.4 million, or 56 percent, when compared with $2.5 million in 2003. Higher net income in 2004 was primarily due to the $1.2 million after-tax charge in the second quarter of 2003 for the transfer of a non-performing asset, the Colquitt Retirement Inn. Excluding the charge associated with the non-performing asset in 2003, 2004 earnings improved 6.5 percent. Other major factors contributing to the 2004 improvement in earnings included increases of $100,000 in insurance services income, $165,000 in mortgage banking services income, $263,000 in service charge on deposit accounts, and a $425,000 decrease in the provision for loan losses. The majority of the 2004 increase in net interest income and non-interest expenses was related to the operations of the acquired bank.

On a per share basis, net income for 2004 was $1.18 per diluted share compared with $0.80 per diluted share for 2003. Excluding the charge associated with the non-performing asset in 2003, diluted earnings per share was the same at $1.18. The diluted weighted average common shares outstanding for the year ended December 31, 2004, were 3.3 million, up 6.4 percent or 197,093 average shares from the previous year. The increase in the average shares outstanding was primarily attributed to the stock issued to acquire the outstanding shares of First Bank Holding Company, and partially offset by the Corporation's stock repurchase program.

Because of our strong capital condition, we continued through 2004 the stock repurchase program that began in January 2000. In 2004, 67,622 shares were repurchased. Through the end of 2004, a total of 522,095 shares have been repurchased since the beginning of the program. The share repurchase program was extended by the Board of Directors at their meeting in January 2005 through the end of January 2006. The Corporation is authorized to purchase an additional 100,000 shares under the plan.

Net income for 2003 was $2.5 million, a decrease of approximately $1.1 million, or 31.1 percent, when compared with $3.6 million in 2002. The primary factors contributing to the decline included the $1.2 million after-tax charge for the transfer of the Colquitt Retirement Inn and a decrease of
10.9 percent, or $1.6 million, in interest income. Partially offsetting the decline was a gain of $426,000 in mortgage banking services income, a 14.1 percent increase over the previous year, and a reduction from 2002 of $1.0 million, or 23.5 percent, in interest expense.

We measure our performance on selected key ratios, which are provided for the last three years in the following table:

                                                         2004     2003     2002
                                                        ------   ------   ------
Return on average total assets                           1.34%    1.03%    1.52%
Return on average shareholders' equity                  10.12%    7.46%   11.19%
Average shareholders' equity to average total assets    13.04%   13.74%   13.62%
Net interest margin (tax equivalent)                     4.14%    4.61%    5.00%

Net Interest Income

Net interest income for 2004 increased $682,000, or 7 percent, compared with 2003. The increase was influenced by the mix of earning assets and interest-bearing liabilities and the operations of the acquired branch office. Interest income from earning assets increased $696,000, or 5.3 percent, in 2004 compared with 2003, while interest expenses increased $14,000 or 0.4 percent for the same period.

The majority of the $696,000 increase in interest income for the year resulted from increased volumes in earning assets related to the acquisition. Average investment volumes increased $35.8 million, or 30.3 percent, in 2004 compared with 2003 while the average yield decreased 59 basis points. Average loan volumes increased $2.3 million during 2004, but a yield decrease of 48 basis points to 7.02 percent resulted in a decrease in interest income from loans of $307,000.

The decrease of $14,000 of interest expense in 2004 compared with 2003 primarily resulted from a 40 basis point decline in the average rate paid on time deposits. This decrease was partially offset by interest expenses on acquired deposits and increases of $8.4 million in long-term debt volume. During 2004, average interest bearing deposits increased $23.7 million, or
14.8 percent, with the majority of the increase, or $18.7 million, in lower rate savings accounts. Non-interest bearing deposits increased $8.8 million or 34%. The deposit mix changed due to the lower rate environment causing a shift from time to savings and NOW account deposits. Interest expense on deposits continues to closely follow interest rate trends.

Net interest income for 2003 decreased $571,000, or 5.5 percent, compared
with 2002.    Interest income from earning assets decreased $1.6 million, or
10.9 percent, in 2003 compared with 2002, while interest expenses decreased $1.0 million or 23.5 percent for the same period. The majority of the $1.6 million decrease in interest income for the year resulted from reduced yields and volume primarily on loans. Average loan volume decreased $15.0 million, or 13.1 percent, in 2003 compared with 2002 while the average yield decreased 74 basis points. The decrease of $1.0 million of interest expense in 2003 compared with 2002 primarily resulted from an 82 basis point decline in the average rate paid on time deposits. During 2003, while the level of average core deposits remained relatively stable, average time deposits decreased $6.4 million, or 6.5 percent. The deposit mix changed slightly due to the lower rate environment causing a shift from time to savings deposits.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin was 4.14 percent for 2004, a 47 basis point decrease from
4.61 percent in 2003. The net interest margin in 2003 was down 39 basis points compared with the net interest margin of 5.00 percent in 2002. Our net interest margin decline is primarily due to lower yields on earning assets acquired with the Sylvester Banking Company acquisition. We have maintained a relatively strong net interest margin compared with peers considering the very low interest rate environment during the last few years. The recent 1.25 percent rise in the federal reserve discount rate since June of 2004 had little impact on the 2004 net interest income because it did not significantly change market rates.

Noninterest Income

Noninterest income is an important contributor to net earnings. The largest single component of the Corporation's noninterest income in recent years has been mortgage banking services fees. The following table summarizes the changes in noninterest income during the past three years:

                                    2004             2003              2002
                                           (Dollars in Thousands)
                                         %                %                 %
                               Amount  Change   Amount  Change    Amount  Change
                               ------  -----    ------  ------    ------  -----
Service charges on
 deposit accounts              $1,554  20.4%    $1,290  18.1 %    $1,092  13.9%
Income from trust services        310  18.3        262  21.3         216 (15.3)
Income from retail brokerage
 services                         245  (6.1)       261  (2.2)        267 (31.5)
Income from insurance services  1,102  10.0      1,002   8.7         922  (0.5)
Income from mortgage banking
 services                       3,612   4.8      3,447  14.1       3,021  23.7
Gain (loss) on the sale or
 abandonment of assets           (280) 84.8     (1,846)    *        (214)    *
Gain (loss) on the sale
 of securities                      3     *          0     *         121     *
Other income                      208  61.2        129 (24.1)        170  (5.6)

Total noninterest income       $6,754  48.6%    $4,545 (18.8)%    $5,595   8.5%

* = less than 1%

Excluding the $1.7 million charge associated with the Colquitt Retirement Inn in 2003, noninterest income in 2004 increased $470,000 compared with 2004. Service charges on deposit accounts increased due to the addition of the acquired branch office and our recently offered overdraft protection program. Increases in fees from trust activities, insurance services, and mortgage banking services more than offset the decrease in income from security sales.

Mortgage banking income increased as loan origination fees on commercial mortgages increased over the prior year. The mortgage banking servicing portfolio is comprised of all non-recourse loans which we service for participating commercial mortgage lenders. At December 31, 2004, Empire was servicing approximately $567 million in loans.

Service charges on deposit accounts were positively impacted by a new overdraft protection program implemented in the last half 2003. The increases in fees from deposit accounts trust and insurance services and mortgage banking services was not enough to fully offset the $1.7 million pre-tax charge for the transfer of our one major nonperforming asset (the
Colquitt Retirement Inn) to the Georgia Trust for Historic Preservation during the second quarter of 2003.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

                                   2004             2003               2002
                             --------------    ---------------    --------------
                                           (Dollars in Thousands)
                                        %                 %                 %
                              Amount  Change   Amount   Change    Amount  Change
                             -------  -----    -------  ------    -------  -----
Salaries and
 employee benefits           $ 6,668  16.0%    $ 5,749  (4.9)%    $ 6,045   7.1%
Occupancy expense                735  30.6         563   1.8          553   2.0
Equipment expense                660  13.4         582  12.2          518   2.4
Data processing expense          766  41.6         541   1.7          532  (3.1)
Amortization of
 intangible assets               502  54.9         324   0.0          324  88.4
Other operating expense        2,742   9.3       2,508   7.8        2,327  (5.9)
Total noninterest expense    $12,073  17.6%    $10,267  (0.3)%    $10,299   4.2%

Total noninterest expense increased $1.8 million, or 17.6 percent, in 2004 compared with 2003 primarily as a result of the Corporation's acquisition of Sylvester Banking Company. Salaries and employee benefits expense increased 16 percent due to an increase in 19 full-time equivalent employees to a total of 125 at December 31, 2004 compared with the prior year end. Excluding the acquired branch office's operations and acquisition costs, 2004 noninterest expenses increased 3.4 percent compared with 2003 primarily due to increases in personnel.

Amortization of intangible assets increased $178,000 in 2004 compared with the previous year. This increase resulted from the amortization of core deposit premiums related to the purchase of Sylvester Banking Company.

Total noninterest expense decreased $32,000, or .3 percent, in 2003 compared with 2002 primarily as a result of the Corporation's implementation of improved processes and technology. Salaries and employee benefits expense declined 4.9 percent due to a decline in full-time equivalent employees of
6.2 percent to a total of 106 at December 31, 2003 compared with the prior year end. In addition, both executive and staff employee bonus awards were less in 2003 than 2002.

The improvement in salaries and employee benefits in 2003 was somewhat offset by an increase of $181,000 in other operating expenses from higher consulting services fees and pension and ESOP administrative expenses. These also included higher legal fees related to the acquisition of Sylvester Banking Company.

The "efficiency ratio" (noninterest expenses divided by total noninterest income plus net interest income), a measure of productivity, was 68.54 percent for 2004 and 69.94 percent and 63.27 percent for 2003 and 2002, respectively.

Federal Income Tax Expense

The Corporation expensed $1.14 million, $1.02 million and $1.47 million for federal income taxes for the years ending December 31, 2004, 2003 and 2002, respectively. These amounts resulted in an effective tax rate of 22.8% for 2004, 29.1% for 2003 and 29.0% for 2002. See Note 9 of the Corporation's Notes to Consolidated Financial Statements for further details of tax expense.

USES AND SOURCES OF FUNDS

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

During 2004, total average assets increased $46 million, or 19 percent, to $287.9 million. The Corporation's earning assets, which include loans, investment securities, deposits at the Federal Home Loan Bank, and federal funds sold averaged $262.1 million in 2004, a 19.3 percent increase over $219.6 million in 2003. This increase was the result of the acquisition of Sylvester Banking Company. The earning asset mix remained relatively stable during the year. For 2004, average earning assets were comprised of 38 percent loans, 59 percent investment securities, and 3 percent federal funds sold and funds at the Federal Home Loan Bank. The ratio of average earning assets to average total assets increased to 91.1 percent for 2004 compared with 90.8 percent for 2003. This increase was primarily related to the decreased level of foreclosed assets.

Loans

Loans are one of the Corporation's largest earning assets and users of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2004, average loans represented 38 percent of average earning assets and 35.5 percent of average total assets.

The composition of the Corporation's loan portfolio at December 31, 2004, 2003, and 2002 was as follows:

                                   2004             2003               2002
                             --------------    ---------------    --------------
                                           (Dollars in Thousands)
                                        %                 %                 %
                              Amount  Change   Amount   Change    Amount  Change
                             -------  -----    -------  ------    -------  -----
Real estate -
 commercial mortgage         $40,386  (6.0)%   $42,968  (9.0)%    $ 47,218 (12.8)%
Real estate-residential       33,968  12.3 %    30,245 (10.8)%      33,901 (12.5)%
Real estate-agricultural       5,621  15.9 %     4,851  (9.0)%       5,333 (29.1)%
Commercial, financial,
 and agricultural loans       11,188  17.2 %     9,547  (3.0)%       9,272 (16.8)%
Consumer loans                 8,752  (7.9)%     9,504  (6.9)%      10,209   2.5 %
Total loans                  $99,915   2.9 %   $97,115  (8.3)%    $105,933 (12.8)%

Average total loans increased in 2004 due to our acquisition early in 2004. Despite the decrease in local loan demand, we continued to apply stringent credit criteria on all loan applications. As a result of low loan demand, the ratio of total loans to total deposits at year end declined to 44.9 percent in 2004 compared with 53.1 percent in 2003. The loan portfolio mix at year end 2004 consisted of 40.4 percent loans secured by commercial real estate, 34 percent of loans secured by residential real estate, and 5.6 percent of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes (11.2 percent) and loans to individuals for consumer purposes (8.8 percent).

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation's loan portfolio. Loans, or portions thereof, which are considered to be uncollectible, are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2004.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on nonaccruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $2.5 million, or 2.5 percent of total loans outstanding, as of December 31, 2004. This level represented a $169,000 increase from the corresponding 2003 year-end amount which was 2.4 percent of total loans outstanding.

The provision for loan losses was $92,000 in 2004, a $425,000 decrease from the prior year's provision. This provision reflected our assessment of the adequacy of the allowance to absorb possible losses in the loan portfolio. See Note 3 of the Corporation's Notes to Consolidated Financial Statements for details of the changes in the allowance for loan losses.

Investment Securities

The Corporation's investment securities consist primarily of U.S. Government agency securities. The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income, to complement loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with staggered maturities ranging from one to five years.

The following table summarizes the contractual maturity of investment securities as of December 31, 2004:

                                         Securities         Securities Held to
Amounts Maturing In:                 Available for Sale          Maturity
                                               (dollars in thousands)
One year or less                          $ 5,134                $  8,580
After one through five years               26,801                  60,434
After five through ten years               20,542                  44,122
After ten years                               173                   2,910
Equity & mortgage-backed securities         4,202                       0
Total investment securities               $56,852                $116,046

The total investment portfolio increased to $172.9 million from $126.2 million at year-end 2004 compared with year-end 2003, an increase of $46.7 million, or 37 percent. This increase was due to our acquisition in early 2004 and to a decrease in loan demand. The average total investment portfolio increased to $153.8 million in 2004 compared with $118.0 million for 2003. The 2004 growth in securities held to maturity of $61 million was primarily attributed to purchases of mainly U.S. Government agency securities.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, and property acquired by foreclosure. The level of nonperforming assets decreased $810,000 at year-end 2004 compared with year-end 2003. This decrease primarily resulted from a reduction in
foreclosed real estate.    Nonperforming assets were approximately $1.4
million, or 0.46 percent of total assets as of December 31, 2004, compared with $2.2 million, or 0.90 percent of total assets at year-end 2003.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2004, average deposits increased 17.4 percent compared with 2003 from $185.9 million to $218.4 million. This increase in deposits was primarily due to our acquisition of Sylvester Banking Company in February 2004. The majority of the increase in average deposits occurred in average savings and NOW account deposits. Lower interest rates during 2004 resulted in a slight change in the deposit mix. Some customers shifted money from certificates of deposit to savings and NOW accounts due to lower rates paid on time certificates of deposit. As of December 31, 2004, the Corporation had a total of $27.3 million in certificates of deposit of $100,000 or more each. This was a 8.3 percent increase over the $25.2 million total in 2003.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2004, the Corporation repaid short-term advances with the Federal Home Loan Bank of $10 million leaving $5.0 million to be paid in January 2005 and $3.0 million to be paid in August 2005. Also, in 2004 the Corporation borrowed an additional $20.0 million in long-term advances from the Federal Home Loan Bank. All three advances have fixed rates for 5, 3, or 2 years with a maturity in 2014 with the lender having an option to convert the advance to a variable rate after the fixed rate period. Details on the Federal Home Bank advances are presented in Note 7 to the financial statements.

Liquidity

Liquidity is managed to assume that the Corporation can meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing funds to meet their credit needs. Many factors affect the ability to accomplish liquidity objectives successfully. Those factors include the economic environment, our asset/liability mix and our overall reputation and credit standing in the marketplace. In the ordinary course of business, our cash flows are generated from deposits, interest and fee income, from loan repayments and the maturity or sale of other earning assets.

The Consolidated Statement of Cash Flows details the Corporation's cash flows from operating, investing, and financing activities. During 2004, operating and financing activities generated cash flows of $15.5 million, while investing activities used $13.1 million of this and increased the cash and due from banks balances increased by $2.4 million. Cash produced from operations continues to provide cash for the payment of dividends and common stock repurchases.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Corporation's deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less public funds and time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits remained stable representing 80.4 percent of total deposits on December 31, 2004, compared with 80.9 percent in 2003.

Asset liquidity is provided through ordinary business activity, such as cash which is received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments which can be easily converted to cash without significant loss. The Corporation's investment securities maturing within one year or less were $13.7 million on December 31, 2004, which represented 8 percent of the investment debt securities portfolio.

Also, the Corporation had $11 million of investment securities callable at the option of the issuer and that are reasonably likely to be called during 2005. These maturing and callable investment securities are sources for repayment of our short-term and long-term debt obligations.

We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Corporation's liquidity or operations.

Contractual Obligations

The chart below shows the Corporation's contractual obligations and commercial commitments, and its scheduled future cash payments under those commitments as of December 31, 2004.

The majority of the Corporation's outstanding contractual obligations were long-term debt. The remaining contractual obligations were comprised of telephone operating leases and purchase obligations for data processing services with our primary service bureau. We have no capital lease obligations.

                                           Payments Due by Period
                                 ------------------------------------------
        Contractual                         Less
        Obligations                        than 1   1-3     4-5     After 5
   (Dollars in thousands)         Total     year   years   years     Years
-----------------------------    -------   ------  -----   -----    -------
Long-term debt                   $30,517    $174    $229    $114    $30,000
Operating leases                      22      14       8       0          0
Total contractual obligations    $30,539    $188    $237    $114    $30,000

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers and to reduce risk exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. Since many of the commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, the contractual or notional amounts do not necessarily represent future cash requirements.

Financial instruments whose contract amounts
represent credit risk (dollars in thousands):            2004        2003
---------------------------------------------         --------    --------
Commitments to extend credit                          $ 25,317    $ 17,499
Standby letters of credit                                $ 142        $ 52

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

CAPITAL RESOURCES AND DIVIDENDS

We continue to maintain a healthy level of capital adequacy as measured by our average equity to average assets ratio of 13.04 percent in 2004 and 13.74 percent in 2003.

The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8 percent total risk-based ratio, of which 4 percent must consist primarily of tangible common shareholders' equity (Tier I capital) or its equivalent. Also, the regulations require a financial institution to maintain a 4 percent leverage ratio in tandem with the risk-based ratios. At year-end 2004, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 28.66 percent, a Tier I risk-based capital ratio of 27.40 percent, and a leverage ratio of 12.88 percent.

The following table presents the risk-based capital and leverage ratios for year-end 2004 and 2003 in comparison to the minimum regulatory guidelines:

                                                                 Minimum
                                                                Regulatory
Risk Based Capital Ratios    Dec. 31, 2004    Dec. 31, 2003     Guidelines
-------------------------    -------------    -------------     ----------
Tier I capital                   27.40%           25.55%           4.00%
Total risk-based capital         28.66%           26.80%           8.00%
Leverage                         12.88%           13.11%           4.00%

FORWARD-LOOKING STATEMENTS

In addition to historical information, this 2004 Annual Report contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

These factors include legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; the extent and timing of the entry of additional competition in the Corporation's markets; potential business strategies, including acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Corporation; the Corporation's effectiveness with implementing its strategies; state and federal banking regulations; changes in or application of environmental and other laws and regulations to which the Corporation is subject; political, legal and economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Corporation's other filings with the Securities and Exchange Commission.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

The Corporation's primary market risk is exposure to interest rate movements. We have no foreign currency exchange rate risk, commodity price risk, or any
other material market risk.   The Corporation has no trading investment
portfolio, nor do we have any interest rate swaps or other derivative instruments.

Our primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, we seek to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. We attempt to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation's interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by the Bank. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Corporation uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The Corporation also maintains an investment portfolio that staggers maturities and provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution's interest rate sensitivity.

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

At year-end 2004, our sensitivity ratio, or one-year cumulative rate-sensitive assets relative to cumulative rate-sensitive liabilities, was 126 percent compared with 91 percent for 2003. This change in the sensitivity ratio was a result of the Corporation's management of its exposure to interest rate risk. We are asset-sensitive at the one year gap position because we have primarily purchased in 2004 five-year investment securities with a year or less of call protection. These securities will be repositioned in the gap analysis after their first call date if they are not called. The effect of this reposition would show that the Corporation is liability-sensitive at the one-year gap position.

All interest rates and yields do not adjust at the same velocity; therefore, the sensitivity ratio is only a general indicator of the potential effects of interest rate changes on net interest income. We monitor our asset and liability mix in an effort to ensure that the effects of interest rate movements in either direction are not significant over time.

Interest Rate Sensitivity                            December 31, 2004
                              ----------------------------------------------------------------------------
                                             Expected Maturity/Repricing Dates
                              -----------------------------------------------------------------
                                                   (Dollars in thousands)
                                                                                2010                Fair
                                 2005      2006      2007      2008     2009  & Beyond   Total      Value
                              --------  --------  --------   -------  -------  ------- --------   --------
Rate-sensitive Assets:  *
Short-term Investments        $  5,967  $         $          $        $        $       $  5,967   $  5,967
 Average interest rate           2.10%                                                    2.10%

Securities available for sale    8,160     1,030     1,465    15,749   20,097   10,351   56,852     56,852
 Average interest rate           5.42%     5.07%     5.13%     4.49%    4.06%    5.92%    4.76%

Securities held to maturity**   49,579    11,557     5,010     2,997   21,330   25,573  116,046    116,029
 Average interest rate           4.23%     5.18%     4.33%     3.13%    4.21%    4.61%    4.38%

Fixed-rate loans                 6,838     3,230     4,011     6,900    7,476   21,000   49,455     49,729
 Average interest rate           6.97%     8.13%     8.05%     6.55%    6.55%    7.89%    7.40%

Variable-rate loans             41,277       976     1,896        37    6,248       26   50,460     49,627
 Average interest rate           5.78%     5.82%     5.85%     4.37%    4.68%    7.00%    5.65%

Total Rate-sensitive Assets   $111,821  $ 16,793  $ 12,382   $25,683  $55,151  $56,950  $278,780  $278,204
 Average interest rate           4.94%     5.78%     5.86%     4.88%    4.53%    6.06%     5.17%

Rate-sensitive Liabilities:
Time deposits                 $ 74,663  $ 10,987  $  3,759   $ 2,473  $ 1,362  $        $ 93,244  $ 95,192
 Average interest rate           2.02%     3.00%     3.47%     3.23%    3.59%              2.25%

Other interest-
bearing deposits ***             5,926    27,261    27,261     8,099    8,099   16,199    92,845    92,845
 Average interest rate           1.33%     0.76%     0.76%     0.69%    0.69%    0.60%     0.76%

Short-term borrowings            8,000                                                     8,000     7,973
 Average interest rate           2.35%                                                     2.35%

Long-term borrowings               174     5,114    10,114     5,115   10,000             30,517    30,430
 Average interest rate           5.21%     2.43%     3.54%     3.05%    3.85%              3.38%

Total Rate-sensitive
Liabilities                   $ 88,763  $ 43,362  $ 41,134   $15,687  $19,461  $16,199  $224,606  $226,440
 Average interest rate           2.01%     1.52%     1.69%     1.86%    2.52%    0.60%     1.79%

GAP                           $ 23,058  $(26,569) $(28,752)  $ 9,996  $35,690  $40,751  $ 54,174
Sensitivity Ratio                 126%       97%       81%       88%     106%     124%

  * All rates are tax-equivalent rates
 ** Repricing date is call date
*** Interest-bearing deposits with no maturity

Item 8.  Financial Statements and Supplementary Data

The information required by this item is file herewith.

TJS  Thigpen, Jones, Seaton & Co., P.C.
     Certified Public Accountants
     Business Consultants
     1004 Hillcrest Parkway P.O. Box 400
     Dublin, Georgia 31040-0400
     Tel 478-272-2030  Fax 478-272-3318
     E-mail tjs@tjscpa.com



           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Directors and Stockholders of Southwest
  Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for each of the years in the three year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ Thigpen, Jones, Seaton & Co., P.C

Dublin, Georgia
February 24, 2005

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 2004 and 2003
                                                         2004           2003
                   ASSETS

Cash and due from banks                             $ 13,366,631   $ 10,959,728
Interest-bearing deposits with banks                   5,966,691         43,942
Federal funds sold                                             0              0
Investment securities available for sale,
 at fair value                                        56,852,442     71,544,353
Securities to be held to maturity (estimated
 fair value of $116,029,346 and $56,456,044)         116,045,657     54,695,369
Loans, less allowance for loan losses of
 $2,506,837 and $2,337,811                            97,407,892     94,777,405
Premises and equipment, net                            6,830,392      5,655,415
Foreclosed assets, net                                    14,200      1,203,386
Intangible assets                                      3,205,882      2,037,526
Other assets                                           5,534,903      5,235,873

Total assets                                        $305,224,690   $246,152,997

  LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
 Noninterest-bearing                                $ 36,399,339   $ 27,904,580
 NOW accounts                                         52,913,461     35,319,083
 Money market                                         11,851,177     13,827,745
 Savings                                              28,080,860     18,200,946
 Certificates of deposit $100,000 and over            27,342,827     25,235,601
 Other time accounts                                  65,900,438     62,387,796

Total deposits                                       222,488,102    182,875,751

Federal funds purchased                                        0      2,000,000
Other borrowed funds                                   8,000,000     10,000,000
Long-term debt                                        30,517,143     13,691,429
Other liabilities                                      4,775,688      4,597,711

Total liabilities                                    265,780,933    213,164,891

Stockholders' equity:
 Common stock - par value $1; authorized 5,000,000
  shares; issued 4,262,520 shares                      4,262,520      3,302,750
 Capital surplus                                      31,187,722      7,172,051
 Retained earnings                                    12,627,466     29,554,946
 Accumulated other comprehensive income                  525,191        720,866
 Treasury stock 983,912 shares for 2004 and
  916,290 for 2003, at cost                           (9,159,142)    (7,762,507)

Total stockholders' equity                            39,443,757     32,988,106

Total liabilities and stockholders' equity          $305,224,690   $246,152,997

          See accompanying notes to consolidated financial statements.

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
            for the years ended December 31, 2004, 2003, and 2002
                                               2004         2003         2002
Interest income:
Interest and fees on loans                 $ 7,002,096  $ 7,309,455  $ 9,279,689
Interest and dividends on securities:
Taxable                                      5,837,714    4,991,575    4,657,118
Tax exempt                                     866,139      779,650      722,895
Interest on deposits in banks                   80,646       43,285       56,306
Interest on other short-term investments        35,044        1,569       22,107
Total interest income                       13,821,639   13,125,534   14,738,115

Interest expense:
Deposits                                     2,482,447    2,721,244    3,967,799
Other borrowings                               918,697      666,119      461,426
Total interest expense                       3,401,144    3,387,363    4,429,225

Net interest income                         10,420,495    9,738,171   10,308,890
Provision for loan losses                       92,344      517,104      534,000
Net interest income after provision
for loan losses                             10,328,151    9,221,067    9,774,890

Noninterest income:
Service charges on deposit accounts          1,553,486    1,290,372    1,091,712
Income from trust services                     309,741      261,570      215,803
Income from security sales                     245,420      261,441      267,042
Income from insurance services               1,102,148    1,002,223      921,828
Income from mortgage banking services        3,611,755    3,446,658    3,021,047
Net gain (loss) on disposition of assets      (279,749)  (1,845,877)    (213,503)
Net gain (loss) on sale of securities            2,914            0      121,270
Other income                                   208,268      128,403      170,485
Total noninterest income                     6,753,983    4,544,790    5,595,684

Noninterest expense:
Salaries and employee benefits               6,667,567    5,749,217    6,044,833
Occupancy expense                              735,174      562,725      553,192
Equipment expense                              660,310      582,078      517,845
Data processing expense                        765,448      541,188      532,018
Amortization of intangible assets              502,060      323,951      323,868
Other operating expenses                     2,742,030    2,507,687    2,327,405
Total noninterest expenses                  12,072,589   10,266,846   10,299,161

Income before income taxes                   5,009,545    3,499,011    5,071,413
Provision for income taxes                   1,144,327    1,018,851    1,469,312
Net income                                 $ 3,865,218  $ 2,480,160  $ 3,602,101

Basic earnings per share:
Net income                                 $      1.19  $      0.81  $      1.15
Weighted average shares outstanding          3,258,124    3,072,242    3,143,471

Diluted earnings per share:
Net income                                 $      1.18  $      0.80  $      1.14
Weighted average shares outstanding          3,281,117    3,084,024    3,148,171

          See accompanying notes to consolidated financial statements.

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
            for the years ended December 31, 2004, 2003, and 2002

                                               2004         2003         2002
Net income                                 $ 3,865,218  $ 2,480,160  $ 3,602,101

Other comprehensive income, net of tax:
Unrealized gains on securities available
for sale:
 Unrealized holding gains(losses)
  arising during the period                   (297,064)    (708,469)   1,556,565
 Federal income tax expense(benefit)           101,389      240,602     (529,232)
 Other comprehensive income (loss),
  net of tax                                  (195,675)    (467,867)   1,027,333
Total comprehensive income                 $ 3,669,543  $ 2,012,293  $ 4,629,434



































          See accompanying notes to consolidated financial statements.

                                  SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                           for the years ended December 31, 2004, 2003, and 2002
                                                                     Accumulated
                                                                        Other                       Total
                              Common       Capital       Retained   Comprehensive   Treasury     Stockholders'
                               Stock       Surplus       Earnings       Income        Stock         Equity
Balance at Dec. 31, 2001    $3,000,000   $ 2,033,551   $31,466,690   $  161,400   $(5,704,535)   $30,957,106
Net Income                          -             -      3,602,101           -             -       3,602,101
Common stock acquired
 through purchase program           -             -             -            -       (999,085)      (999,085)
Cash dividend declared
 $.40 per share                     -             -     (1,265,444)          -             -      (1,265,444)
Stock dividend declared        300,000     5,100,000    (5,400,000)          -             -            -
Unrealized holding gain             -             -             -     1,027,333            -       1,027,333

Balance at Dec. 31, 2002     3,300,000     7,133,551    28,403,347    1,188,733    (6,703,620)    33,322,011
Net Income                          -             -      2,480,160           -             -       2,480,160
Common stock acquired
 through purchase program           -             -             -            -     (1,058,887)    (1,058,887)
Cash dividend declared
 $.43 per share                     -             -     (1,328,561)          -             -      (1,328,561)
Exercise of stock options        2,750        38,500            -            -             -          41,250
Unrealized holding gain             -             -             -      (467,867)           -        (467,867)

Balance at Dec. 31, 2003     3,302,750     7,172,051    29,554,946      720,866    (7,762,507)    32,988,106
Net Income                          -             -      3,865,218           -             -       3,865,218
Common stock issued
 for acquisitions              240,000     5,280,000            -            -             -       5,520,000
Common stock acquired
 through purchase program           -             -             -            -     (1,396,635)    (1,396,635)
Cash dividend declared
 $.46 per share                     -             -     (1,499,194)          -             -      (1,499,194)
Stock dividend declared        709,320    18,584,184   (19,293,504)          -             -              -
Exercise of stock options       10,450       151,487            -            -             -         161,937
Unrealized holding gain             -             -             -      (195,675)           -        (195,675)

Balance at Dec. 31, 2004    $4,262,520   $31,187,722   $12,627,466   $  525,191   $(9,159,142)   $39,443,757












                 See accompanying notes to consolidated financial statements.

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
            for the years ended December 31, 2004, 2003, and 2002
                                                  2004         2003         2002
Cash flows from operating activities:
Net income                                    $ 3,865,218  $ 2,480,160  $ 3,602,101
Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Provision for loan losses                        92,344      517,104      534,000
  Depreciation                                    699,991      590,300      553,622
  Net amortization and accretion of
   investment securities                           25,392       89,353       70,220
  Amortization of intangibles                     502,060      323,951      323,868
  Net loss (gain) on sale and
   disposal of assets                             276,835    1,845,876       92,233
  Changes in:
   Other assets                                     6,795      107,505     (454,841)
   Other liabilities                              180,255    1,057,288      456,549
Net cash provided by operating activities       5,648,890    7,011,537    5,177,752

Investing activities:
 Proceeds from maturities of securities
  held to maturity                             33,610,105   23,905,000   14,855,000
 Proceeds from maturities of securities
  available for sale                           16,064,048   34,038,989    3,102,297
 Proceeds from sale of securities
  available for sale                                5,157      242,000      483,270
 Purchase of securities held to maturity      (61,582,931) (13,442,500) (17,589,712)
 Purchase of securities available for sale     (1,631,201) (66,575,625) (16,064,308)
 Net change in other short-term investments             0    2,000,000     (870,000)
 Net change in loans                            7,303,474    7,305,760   14,843,713
 Purchase of premises and equipment            (1,531,592)  (1,115,629)    (451,876)
 Proceeds from sales of other assets            1,421,681      707,324    2,028,139
 Net change in interest-bearing
  deposits with banks                          (5,922,749)   3,952,543   (2,853,274)
 Purchase of bank-owned life insurance                  0   (1,806,673)           0
 Payment for business acquisition                (847,636)           0            0
Net cash (used) for investing activities      (13,111,644) (10,788,811)  (2,516,751)

Financing activities:
 Net change in deposits                          (222,165)  (7,047,599)  (2,977,236)
 Net change in federal funds purchased         (2,000,000)   2,000,000            0
 Net change in short-term borrowings           (2,000,000)   7,600,000   (2,400,000)
 Increase in long-term borrowings              16,825,714    2,650,177    7,649,741
 Cash dividends declared                       (1,499,194)  (1,328,561)  (1,265,444)
 Proceeds from the exercise of stock options      161,937       41,250            0
 Payment for common stock                      (1,396,635)  (1,058,887)    (999,085)
  Net cash provided for financing activities    9,869,657    2,856,380        7,976

Increase (decrease) in cash and due from bank   2,406,903     (920,894)   2,668,977
Cash and due from banks - beginning of year    10,959,728   11,880,622    9,211,645
Cash and due from banks - end of year         $13,366,631  $10,959,728  $11,880,622



Cash paid during the year for:
 Income taxes                                 $ 1,380,000  $ 1,060,000  $ 1,476,671
 Interest paid                                $ 3,206,264  $ 3,496,933  $ 4,685,032

NONCASH ITEMS:
 Increase in foreclosed properties
  and decrease in loans                       $   237,345  $ 1,433,292  $   254,447
 Unrealized gain(loss) on securities AFS      $  (195,675) $  (467,867) $ 1,027,333


          See accompanying notes to consolidated financial statements.


                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued


                                                  2004         2003         2002
NONCASH INVESTING & FINANCING ACTIVITY:

Fair value of assets acquired and liabilities assumed in acquisition of First Bank Holding Company and
Sylvester Banking Company:

 Federal Funds                                $ 6,509,000  $            $
 Securities                                    26,934,422
 Loans, net                                    10,263,650
 Bank premises & equipment                        588,372
 Core deposit intangibles                       1,670,415
 Other assets                                     334,677
 Deposits                                     (39,834,516)
 Other liabilities                                (98,384)
   Net fair value of non-cash
    assets & liabilities                        6,367,636
 Common stock issued for acquisition           (5,520,000)
 Cash acquired from acquisition                 3,352,364
   Cash paid for acquisition                  $ 4,200,000  $            $














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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

Long-Lived Assets

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been calculated primarily using the straight-line method for buildings and building improvements over the assets estimated useful lives. Equipment and furniture are depreciated using the modified accelerated recovery system method over the assets estimated useful lives for financial reporting and income tax purposes for assets purchased on or before December 31, 2003. For assets acquired in 2004, the Corporation used the straight-line method of depreciation. The following estimated useful lives are used for financial statement purposes:

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

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Postretirement Benefits". This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2004, the Corporation has disclosed the required elements related to its defined benefit pension plan in Note 8 to these consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement provides new rules on the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. Such financial instruments include mandatorily redeemable shares, instruments that require the issuer to buy back some of its shares in exchange for cash or other assets, or obligations that can be settled with shares, the monetary value of which is fixed. Most of the guidance in SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 30, 2003. This Statement had no effect on the Corporation's consolidated financial statements.

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

2.  INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:
                                 Amortized   Unrealized  Unrealized  Estimated
                                    Cost        Gains      Losses    Fair Value
                               ------------  ----------   --------  ------------
December 31, 2004

Equity securities              $  3,336,065  $    6,495   $      0  $  3,342,560
State and municipal securities   12,909,067     926,544          0    13,835,611
Agency securities                38,989,016     227,488    403,066    38,813,438
Mortgage backed securities          823,044      37,789          0       860,833

  Total                        $ 56,057,192  $1,198,316   $403,066  $ 56,852,442



December 31, 2003

Equity securities              $  2,210,808  $   13,787   $      0  $  2,224,595
State and municipal securities   12,906,261   1,016,191          0    13,922,452
Agency securities                54,000,738     574,678    577,251    53,998,165
Mortgage backed securities        1,333,905      65,236          0     1,399,141

  Total                        $ 70,451,712  $1,669,892   $577,251  $ 71,544,353

Securities Held to Maturity:
                                 Amortized   Unrealized  Unrealized  Estimated
                                    Cost        Gains      Losses    Fair Value
                               ------------  ----------   --------  ------------
December 31, 2004

U. S. Treasury and U.S.
Government Agency Securities   $108,507,977  $  490,165   $686,807  $108,311,335
State and Municipal Securities    7,537,680     200,520     20,189     7,718,011

  Total                        $116,045,657  $  690,685   $706,996  $116,029,346


December 31, 2003

U. S. Treasury and U.S.
Government Agency Securities   $ 47,542,062  $1,463,768  $     966  $ 49,004,864
State and Municipal Securities    7,153,307     298,077        204     7,451,180

  Total                        $ 54,695,369  $1,761,845  $   1,170  $ 56,456,044

At December 31, 2004 and 2003, securities with a carrying value of $62,138,000 and $41,988,000, respectively were pledged as collateral for public deposits and other purposes as required by law.

There were no investments in obligations of state and municipal subdivisions which exceeded 10 percent of the Corporation's stockholders' equity at December 31, 2004.

The amortized cost and estimated fair value of securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                   Amortized      Estimated
Available for Sale:                   Cost        Fair Value
-------------------------------  ------------    ------------
Amounts maturing in:
  One year or less               $  5,015,963    $  5,134,375
  After one through five years     26,958,308      26,800,373
  After five through ten years     19,753,812      20,541,396
  After ten years                     170,000         172,905
     Total debt securities       $ 51,898,083    $ 52,649,049

Mortgage-backed securities            823,044         860,833
Equity securities                   3,336,065       3,342,560

     Total AFS securities        $ 56,057,192    $ 56,852,442

                                  Amortized       Estimated
Held to Maturity:                    Cost         Fair Value
-------------------------------  ------------    ------------
Amounts maturing in:
  One year or less               $  8,579,712    $  8,679,513
  After one through five years     60,433,883      60,399,122
  After five through ten years     44,121,749      44,021,845
  After ten years                   2,910,313       2,928,866

     Total HTM securities        $116,045,657    $116,029,346

For the years ended December 31, 2004, 2003, and 2002, proceeds from sales of securities available for sale amounted to $5,157, $242,000, and $483,270, respectively. Gross realized gains amounted to $2,914, $0, and $121,270 respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2004, aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

                                Less Than Twelve Months     Over Twelve Months
                                ------------------------  ----------------------
                                  Gross                     Gross
                                Unrealized     Fair      Unrealized     Fair
                                  Losses       Value        Losses      Value
                                ----------  ------------  ---------  -----------
Securities Available for Sale
Debt securities:
 U.S. Government and
  federal agency                 $ 282,754  $ 23,713,750  $ 120,312  $ 4,879,687
 State and municipal securities          0             0          0            0
 Mortgage-backed securities              0             0          0            0
   Total debt securities           282,754    23,713,750    120,312    4,879,687
Equity securities                        0             0          0            0
  Total securities
   available for sale            $ 282,754  $ 23,713,750  $ 120,312  $ 4,879,687

Securities Held to Maturity
 U.S. Government and
  federal agency                 $ 686,807  $ 47,300,580  $       0  $         0
 State and municipal securities     20,189     2,030,125          0            0
  Total securities
   held to maturity              $ 706,996  $ 49,330,705  $       0  $         0

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2004, the debt securities with unrealized losses have depreciated 1.4% from the Corporation's amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuers financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation's loan portfolio at December 31, 2004, 2003, and 2002 was as follows:

                                    2004           2003          2002
                                -----------    -----------   ------------
Commercial, financial and
 agricultural loans             $11,188,066    $ 9,546,904   $  9,272,312
Real estate:
 Commercial mortgage loans       40,385,724     42,968,736     47,219,373
 Residential loans               33,967,916     30,244,207     33,899,387
 Agricultural loans               5,620,766      4,851,236      5,333,203
Other loans                         115,963         98,343         40,314
Consumer loans                    8,678,825      9,452,255     10,222,776

  Loans Outstanding              99,957,260     97,161,681    105,987,365

Unearned discount                   (42,531)       (46,465)       (54,066)
Allowance for loan losses        (2,506,837)    (2,337,811)    (1,899,738)
  Net loans                     $97,407,892    $94,777,405   $104,033,561

The Corporation's only significant concentration of credit at December 31, 2004, occurs in real estate loans which totaled approximately $80 million. However, this amount is not concentrated in any specific segment within the market or geographic area.

At December 31, 2004 and 2003, impaired loans amounted to $209,449 and $446,975, respectively. Included in the allowance for loan losses is $31,583 related to impaired loans at December 31, 2004, and $77,309 related to impaired loans at December 31, 2003. The amounts in the allowance for loan losses for impaired loans were primarily determined using the fair value of the loans' collateral.

For the years ended December 31, 2004 and 2003, the average recorded investment in impaired loans was $328,212 and $457,839 respectively.
Interest income was recognized for cash payments received on loans while they were impaired of $9,268 for 2004 and $29,499 for 2003.

Loans placed on nonaccrual status amounted to $1,387,041 and $1,012,154 at December 31, 2004 and 2003, respectively. Past due loans over ninety days and still accruing at December 31, 2004 and 2003, were $4,256 and $0, respectively.

Changes in the allowance for loan losses are as follows:

                                      2004           2003           2002
                                  -----------    -----------    -----------
Balance, January 1                $ 2,337,811    $ 1,899,738    $ 1,883,171
 Provision charged to operations       92,344        517,104        534,000
 Loans charged off                   (280,509)      (277,231)      (597,783)
 Recoveries                           182,950        198,200         80,350
 Purchased reserve                    174,241              0              0
Balance, December 31              $ 2,506,837    $ 2,337,811    $ 1,899,738

4.  BANK PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment are as follows:

                                         2004            2003
                                     -----------     -----------
Land                                 $ 1,177,059     $ 1,166,159
Building                               7,149,383       5,835,696
Furniture and equipment                5,838,699       5,000,328
                                      14,165,141      12,002,183
Less accumulated depreciation        ( 7,334,749)    ( 6,346,768)

  Total                              $ 6,830,392     $ 5,655,415

Depreciation of premises and equipment was $699,991; $590,300 and $553,622 in 2004, 2003, and 2002, respectively.

The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, summary of significant accounting policies. During 2004, the Corporation changed to straight line of depreciation for all furniture, fixtures, and equipment acquired during and subsequent to 2004. The Corporation believes the straight line method allows more consistent recovery over the estimated useful life of the asset. The Corporation plans to continue to depreciate furniture, fixtures, and equipment acquired prior to 2004 on the modified accelerated cost recovery system (MACRS). The effect of this change was to increase pre-tax income and net income for 2004 by $39,000 ($.01 per share) and $26,000 (no effect per share), respectively.

5.  DEPOSITS

At December 31, 2004, the scheduled maturities of certificates of deposit are as follows:

                          $ Amount
                        ------------
2005                    $ 74,662,000
2006                      10,987,000
2007                       3,759,000
2008                       3,373,000
2009 and thereafter          462,000

  Total                 $ 93,243,000

6.  SHORT-TERM BORROWINGS

Federal funds purchased generally mature within one to four days. On December 31, 2004, the Corporation had no federal funds purchased. Other borrowed funds consist of Federal Home Loan Bank advances of $8,000,000 with interest at 2.30 percent as of December 31, 2004 and $10,000,000 million with interest at 2.71 percent as of December 31, 2003.

Information concerning federal funds purchased and Federal Home Loan Bank short-term advances are summarized as follows:

                                              2004         2003         2002
                                          -----------  -----------  -----------
Average balance during the year           $ 5,992,467  $ 6,621,027  $ 4,708,288
Average interest rate during the year           2.39%        3.10%        2.49%

Maximum month-end bal. during the year    $10,000,000  $12,000,000  $ 5,865,000

7.  LONG-TERM DEBT

Long-term debt consist of the following:

                                                             December 31,
                                                          2004           2003
                                                      -----------    -----------
Advance from Federal Home Loan Bank with a 2.51%
 fixed rate of interest maturing August 18, 2005.
 (transferred to short-term borrowings)               $         0    $ 3,000,000

Advance from Federal Home Loan Bank with a 2.85%
 fixed rate of interest maturing March 11, 2013.
 (convertible to a variable rate at option of
 Federal Home Loan Bank on March 11, 2008).             5,000,000      5,000,000

Advance from Federal Home Loan Bank with a 4.00%
 fixed rate of interest maturing August 6, 2012,
 (convertible to a variable rate at option of
 Federal Home Loan Bank on August 6, 2007).             5,000,000      5,000,000

Advance from Federal Home Loan Bank with a 3.85%
 fixed rate of interest maturing April 30, 2014,
 (convertible to a variable rate at option of
 Federal Home Loan Bank on April 30, 2009).            10,000,000              0

Advance from Federal Home Loan Bank with a 3.08%
 fixed rate of interest maturing August 13, 2014,
 (convertible to a variable rate at option of
 Federal Home Loan Bank on August 13, 2007).            5,000,000              0

Advance from Federal Home Loan Bank with a 2.43%
 fixed rate of interest maturing October 28, 2014,
 (convertible to a variable rate at option of
 Federal Home Loan Bank on October 30, 2006).           5,000,000              0

Advance from Federal Home Loan Bank with a 5.21%
 fixed rate of interest due in annual installments
 maturing December 17, 2008.                              457,143        571,429

Note payable to MIA Company with an 8.00% fixed
 rate of interest due in annual installments
 maturing January 31, 2005.                                60,000        120,000

Total long-term debt                                  $30,517,143    $13,691,429

The advances from Federal Home Loan Bank are collateralized by the pledging of investment securities.

The following are maturities of long-term debt for the next five years. At December 31, 2004, there was no floating rate long-term debt.

                                     -60-

                        Fixed Rate
     Due in:             $ Amount
--------------------    -----------
2005                    $   174,286
2006                        114,286
2007                        114,286
2008                        114,285
2009                              0
Later Years              30,000,000

Total long-term debt    $30,517,143

8.  EMPLOYEE BENEFITS PLAN

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most all employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2004, 2003, and 2002 is presented below.

                                       2004             2003             2002
                                   -----------      -----------      -----------
Change in Benefit Obligation
---------------------------------
Benefit obligation at beginning
  of year                          $ 7,796,750      $ 6,590,821      $ 6,316,759
 Service cost                          336,006          300,735          235,049
 Interest cost                         505,043          476,944          417,378
 Acquisition                         2,637,735                0                0
 Actuarial (gain)loss                  199,608          838,502          (91,016)
 Benefits paid                        (421,388)        (410,252)        (287,349)
Benefit obligation at end of year   11,053,754        7,796,750        6,590,821

Change in Plan Assets
---------------------------------
Fair value of plan assets at
  beginning of year                $ 6,706,808      $ 6,038,280      $ 5,780,395

 Actual return on plan assets          366,107          426,605          165,244
 Acquisition                         2,215,189                0                0
 Employer contribution                 366,766          652,175          379,990
 Benefits paid                        (421,388)        (410,252)        (287,349)
Fair value of plan assets at end
  of year                            9,233,482        6,706,808        6,038,280

                                     -61-

                                       2004             2003             2002
                                   ------------     ------------     ------------
Funded Status
Prepaid (accrued) benefit cost     $(1,820,272)     $(1,089,942)     $  (552,541)
Unrecognized net actuarial
 (gain)/loss                          (325,607)       1,613,515          788,274
Unrecognized prior service cost      2,637,735                0                0
Prepaid pension cost recognized    $   491,856      $   523,573      $   235,733

Accumulated benefit obligation     $ 9,908,839      $ 6,673,520      $ 5,803,483

At December 31, 2004, the plan assets included cash and cash equivalents, U.S. Treasury bonds and notes, other government agency securities, and equity securities. The pension plan for Sylvester Banking Company was merged with the Corporation's plan as of December 31, 2004. The Corporation made contributions of $117,673 in 2004 to the Sylvester's plan and $79,745 in benefits were paid to participants prior to the merger of the plans.

Assumptions used to determine the benefit obligation as of December 31, 2004, 2003, and 2002, respectively were:

                                               2004        2003
                                             --------    --------
Weighted-Average Assumptions As
       of December 31
----------------------------------------
Discount rate                                   6.50%       6.50%
Rate of compensation increase                   5.00%       5.00%

Components of  Net Periodic Benefit Cost       2004        2003        2002
----------------------------------------     --------    --------    --------
Service cost                                 $336,006    $300,735    $235,049
Interest cost                                 505,043     476,944     417,378
Expected return on plan assets               (538,713)   (483,609)   (419,663)
Amortization                                   96,147      70,265           0
  Net periodic benefit cost                  $398,483    $364,335    $232,764

For the years ended December 31, 2004, 2003, and 2002, the assumptions used to determine net periodic pension costs are as follows:

                                           2004          2003          2002
                                          -----         -----         -----
Discount rate                             6.50%         6.75%         7.25%
Expected return on plan assets            8.00%         8.00%         7.25%
Rate of compensation increase             5.00%         5.00%         5.00%

The expected rate of return represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In determining the expected rate of return, the Corporation considers long-term compound annualized returns of historical market data as well as actual returns on the Corporation's plan assets, and applies adjustments that reflect more recent capital market experience.

                                     -62-

Planned Asset Allocation as of December 31           2004*          2003
------------------------------------------           -----          ----
Equity                                                 32%           18%
Fixed income                                           64%           75%
Cash & cash equivalents                                 4%            7%
Total                                                 100%          100%

The Corporation's pension plan investment objective is both security and long-term stability, with moderate growth. The investment strategies and policies employed provide for investments, other than "fixed-dollar" investments, to prevent erosion by inflation. Since the funds are intended for retirement, the investment time horizon is long-term by nature. Because of the long-term focus, short-term volatility is acceptable in an effort to provide for higher long-term returns. Sufficient funds are held in a liquid nature (money market, short-term securities) to allow for the payment of plan benefits and expenses, without subjecting the funds to loss upon liquidation. In an effort to provide a higher return with lower risk, the fund assets are allocated between stocks, fixed income securities, and cash equivalents. All plan investments and transactions are in compliance with ERISA and any other law applicable to employee benefit plans. The targeted investment portfolio is allocated up to 30% in equities, 50% to 90% in fixed-income investments, and up to 20% in cash equivalents investments.

All the Corporation's equity investments are in mutual funds with a Morningstar rating of 3 or higher, have at least $300 million in investments, and have been in existence 5 years or more. To reduce risk through efficient diversification and to provide for better liquidity, the stock portion of the portfolio is maintained with the use of mutual funds. No more than 10% of the market value of the plan is invested in any one mutual fund. Mutual funds investing in international stocks is allowed, but is limited to no more than 5% of the market value of the plan.

Fixed income securities include issues of the U.S. Government and its agencies, corporate bonds, certificates of deposit, and preferred stocks. Any corporate bond or preferred stock purchased have a rating (by Standard & Poor's or Moody's) of "A" or better. Investments in securities of a single issuer (with the exception of the U.S. Government, U.S. Government Agencies, and federal insured bank deposits) do not exceed 5% of the market value of the plan. The average maturity of the fixed income portion of the portfolio does not exceed 10 years.

Estimated Contributions*
------------------------
The employer expects to contribute $700,000 to this pension plan in 2005.


Estimated Future Benefit Payments*
----------------------------------
The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2005                 $   613,834
2006                     648,873
2007                     671,363
2008                     693,518
2009                     721,902
Years 2010 - 2014    $ 3,721,794

* Reflects merger with the Sylvester Banking Company Pension Plan on December 31, 2004.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust to be administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The contributions were $474,278 in 2004, $159,725 in 2003, and $390,605 in 2002.

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

Under the plan, participants may elect to contribute up to $500 monthly of salary or directors' fees and receive corporate common stock with an aggregate value of 1.5 times their contribution. The expense incurred during 2004, 2003, and 2002 on the part of the Corporation totaled $58,550, $54,681, and $52,283, respectively.

Stock Option Plan

Effective March 19, 1997, the Corporation established a Key Individual Stock Option Plan ("Plan") which provides for the issuance of options to key employees and directors of the Corporation. In April 1997, the Plan was approved by the Corporation's shareholders, and it will be effective for ten years. A maximum of 190,080 shares of common stock have been authorized for issuance with respect to options granted under the Plan. The Plan provides for the grant of incentive stock options and nonqualified stock options to key employees of the Corporation. The Plan is administered by the Personnel Committee of the Board of Directors.

In 2004, 13,900 options were granted to the Corporation's key employees and directors. In 2003 and 2002, the Corporation granted 0 and 5,280 stock options, respectively. Under the Plan, the exercise price of each option equals the market price of the Corporation's stock on the grant date for a term of ten years. All of these options are fully vested. The fair value of each option grant is estimated on the grant date using an option-pricing model using weighted-average assumptions.

The following table sets forth the number of options granted, the average fair value of options granted, and the weighted-average assumptions used to determine the fair value of the options granted.

                                          2004       2003       2002
                                        --------   --------   --------
Number of options granted                 13,900          0      5,280
Average fair value of options granted   $   3.14   $      0   $   1.97
Number of option shares exercisable      138,640    135,960    145,860
Average price of options exercisable    $  17.76   $  17.20   $  17.12
Weighted-average assumptions:
 Dividend yield                             2.2%          0       2.5%
 Risk-free interest rate                    1.3%          0       1.7%
 Volatility rate                           21.2%          0      24.0%
 Expected life                           5 years          0    5 years

A summary of the status of the Corporation's Plan as of December 31, 2004, 2003 and 2002, and the changes during the year is presented below:

                                       No. of Shares    Average Price
                                       -------------    -------------
Outstanding at Dec. 31, 2001              141,240          $ 17.30
Granted                                     5,280            12.50
Expired                                      (660)           19.32
Outstanding at Dec. 31, 2002              145,860            17.12
Granted                                         0             0.00
Expired                                    (6,600)           17.79
Exercised                                  (3,300)           12.50
Outstanding at Dec. 31, 2003              135,960            17.20
Granted                                    13,900            20.56
Expired                                         0                0
Exercised                                 (11,220)           14.43
Outstanding at Dec. 31, 2004              138,640          $ 17.76

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2004.

                      Outstanding Options             Exercisable Options
              -----------------------------------    ----------------------
                             Weighted-
                              Average     Weighted                 Weighted
                 Number      Remaining    Average      Number      Average
 Exercise     Outstanding   Contractual   Exercise   Exercisable   Exercise
Price Range   At 12/31/04       Life       Price     At 12/31/04    Price
-----------   -----------    ---------    --------   -----------    -------
$11 to $12       9,900       6.4 Years     $ 11.74       9,900      $ 11.74
$12 to $13       7,260       5.8 Years       12.19       7,260        12.19
$13 to $14      17,160       5.4 Years       13.09      17,160        13.09
$19 to $20      97,020       4.0 Years       19.33      97,020        19.33
$21 to $23       7,300       9.7 Years       21.45       7,300        21.45
               -------                                 -------
$11 to $23     138,640                     $ 17.76     138,640      $ 17.76

Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                Years Ended December 31,
                                           2004           2003           2002
                                         -------        -------        -------
                                         (In thousands, except per share data)
Net income, as reported                  $ 3,865        $ 2,480        $ 3,602
Additional (expense) income had the
  Corporation adopted SFAS No. 123            (5)            27             (8)
Related tax (benefit) expense                 (2)            11             (3)
                                         -------        -------        -------
Pro forma net income                     $ 3,862        $ 2,496        $ 3,597
                                         =======        =======        =======
Basic earnings per share - As reported   $   1.19       $   .81        $  1.14
                         - Pro forma         1.18           .81           1.14

Diluted earnings per share - As reported     1.18           .80           1.14
                           - Pro forma       1.18           .80           1.14

The pro forma disclosures include the effects of all awards granted on or after January 1, 1995.


Dividend Reinvestment and Share Purchase Plan

In 1997, the Corporation's Board of Directors approved a dividend reinvestment and share purchase plan. Also, the Board amended this plan on September 16, 1998. The purpose of the plan is to provide shareholders of record of the Corporation's common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant's price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the American Stock Exchange on the dividend payable date. During the years ended December 31, 2004, 2003, and 2002, 10,079; 10,669; and 11,016 shares were issued through the plan at an average of $24.05, $20.46, and $18.05 per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

9.  INCOME TAXES

Components of income tax expense for 2004, 2003, and 2002 are as follows:

                                    2004          2003          2002
                                 ----------    ----------    ----------
Current payable                  $1,054,812    $1,077,487    $1,406,412
Deferred taxes (benefit)             89,515       (58,636)       62,900
                                 ----------    ----------    ----------
Total income taxes               $1,144,327    $1,018,851    $1,469,312

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

                                         2004           2003           2002
                                      -----------    -----------    -----------
Taxes at statutory income tax rate    $ 1,703,245    $ 1,399,604    $ 2,028,565
Reductions in taxes resulting from
 exempt income                         (  266,191)    (  277,821)    (  264,193)
Other timing differences               (  292,727)    (  102,932)    (  295,060)
  Total income taxes                  $ 1,144,327    $ 1,018,851    $ 1,469,312

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2004, 2003, and 2002 are summarized as follows:

                                              2004         2003         2002
                                           ---------    ---------    ---------
Accretion of discount (net of maturities)  $  25,200    $  34,700    $  32,800
Nonqualified retirement plan
 contribution / payments                    (  8,800)    (151,000)    (  1,700)
Gain on disposition of discounted bonds     ( 61,900)    ( 16,100)    ( 12,500)
Book and tax depreciation difference         135,015       73,764       44,300
     Total deferred taxes                  $  89,515    $( 58,636)    $ 62,900

                                                            December 31,
                                                          2004         2003
Deferred tax liabilities:
 Accretion on securities                               $  58,800    $  95,500
 Depreciation on fixed assets                            207,479       72,464
 Unrealized gain on securities available for sale        270,063      371,775
  Total deferred tax liabilities                         536,342      539,739

Deferred tax assets:
 Deferred compensation                                   235,400      226,600
  Total deferred tax assets                              235,400      226,600
Net deferred tax liabilities                           $ 300,942    $ 313,139

10.  RELATED PARTY TRANSACTIONS

The Employee Stock Ownership Plan and Trust of Southwest Georgia Financial Corporation presently holds 389,594 shares of the Corporation's stock of which 1,042 shares have been pledged. In the normal course of business, the Corporation's banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiary, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $3,221,000 and $2,022,000 at December 31, 2004 and 2003, respectively. During 2004, approximately $3,434,000 of such loans was made, and repayments totaled approximately $2,204,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2004. Also, during 2004 and 2003, directors and executive officers had approximately $1,944,000 and $1,226,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

                                                    Dec. 31, 2004  Dec. 31, 2003
                                                    -------------  -------------
Financial instruments whose contract
amounts represent credit risk:
 Commitments to extend credit                        $ 25,316,944   $ 17,498,844
 Standby letters of credit and financial guarantees  $    142,500   $     52,500

12.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following information and tables present the carrying amounts and fair values of the Corporation's financial instruments at December 31, 2004 and 2003. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. Those techniques can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at December 31, 2004. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

The carrying amount and estimated fair values of the Corporation's financial instruments are as follows:

                                    December 31, 2004        December 31, 2003
                                   --------------------     --------------------
                                   Carrying                 Carrying
                                    Amount   Fair Value      Amount   Fair Value
                                   --------  ----------     --------  ----------
                                 (Dollars in thousands)   (Dollars in thousands)
Financial assets:
  Cash                             $ 13,367   $ 13,367      $ 10,960   $ 10,960
  Securities available for sale      56,852     56,852        71,544     71,544
  Securities held to maturity       116,046    116,029        54,695     56,456
  Short-term investments              5,967      5,967            44         44
  Loans                              99,915     99,356        97,115     98,530
  Less:  allowance for loan losses    2,507      2,507         2,338      2,338
Financial liabilities:
  Deposits                          222,488    224,436       182,876    183,841
  Short-term borrowings               8,000      7,973        12,000     12,036
  Long-term debt                     30,517     30,370        13,691     13,705
Unrecognized financial
  instruments:
  Commitments to extend credit       25,317     25,317        17,499     17,499
  Standby letters of credit             142        142            52         52

13.  SUPPLEMENTAL FINANCIAL DATA

Components of other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

                                          Years Ended December 31
                                     2004           2003           2002
                                   --------       --------       --------
Advertising & promotion            $214,547       $195,316       $226,747

Foreclosed assets expenses, net    $138,979       $409,346       $405,919

14.  STOCKHOLDER'S EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2004, approximately $1,933,000 of the Bank's net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2004, the Bank's reserve requirements averaged approximately $3,611,000.

Banking regulatory agencies have approved guidelines to implement a risk-based capital framework that makes capital requirements more sensitive to the risk profiles of individual banking companies. These guidelines define capital as either core (Tier I) capital or supplementary (Tier II) capital. Tier I capital consists primarily of tangible common stockholders' equity while Tier II capital is comprised of certain debt instruments and a portion of the reserve for loan losses. Risk-based capital regulations required banks to maintain an eight percent total risk-based capital ratio of which four percent must consist primarily of tangible common stockholders' equity (Tier I capital). The Corporation's ratios under these rules at December 31, 2004 and 2003 are set forth in the following table. The Corporation's leverage ratio at December 31, 2004 was 12.88 percent.

As a result of regulatory limitations at December 31, 2004, approximately $34,959,000 of the parent company's investment in net assets of the subsidiary bank of $36,892,000, as shown in the accompanying condensed balance sheets, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

On September 22, 2004, the Corporation declared a 20 percent stock dividend payable to shareholders of record on October 7, 2004. Also, on September 25, 2002, the Corporation declared a 10 percent stock dividend payable to shareholders of record on October 7, 2002. Share and per share data for all periods presented have been retroactively restated to reflect the additional shares outstanding resulting from the stock dividend.





                                                                            To Be Well
                                                                         Capitalized Under
                                                     For Capital         Prompt Corrective
                                   Actual         Adequacy Purposes      Action Provisions
                            -------------------  --------------------  ---------------------
                               Amount     Ratio     Amount      Ratio     Amount      Ratio
                            -----------  ------  -----------    -----  -----------    ------
As of December 31, 2004:
 Total capital (to risk-
  weighted assets)          $38,541,318  28.66%  $10,759,120 >= 8.00%  $13,448,900 >= 10.00%
 Tier I capital (to risk-
  weighted assets)          $36,850,006  27.40%  $ 5,379,560 >= 4.00%  $ 8,069,340 >=  6.00%
 Tier I capital (to
  average assets)           $36,850,006  12.88%  $ 8,580,410 >= 3.00%  $14,300,683 >=  5.00%


As of December 31, 2003:
 Total capital (to risk-
  weighted assets)          $33,164,036  26.80%  $ 9,900,240 >= 8.00%  $12,375,300 >= 10.00%
 Tier I capital (to risk-
  weighted assets)          $31,617,124  25.55%  $ 4,950,120 >= 4.00%  $ 7,425,180 >=  6.00%
 Tier I capital (to
  average assets)           $31,617,124  13.11%  $ 7,236,332 >= 3.00%  $12,060,553 >=  5.00%

15.  PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation's condensed balance sheets as of December 31, 2004 and 2003, and its related condensed statements of operations and cash flows for the years ended are as follows:

                           Condensed Balance Sheets
                       as of December 31, 2004 and 2003
                            (Dollars in thousands)
                                                         2004            2003
                                                       --------        --------
ASSETS

Cash                                                   $  1,863        $  1,354
Investment in consolidated wholly-owned bank
 subsidiary, at equity                                   36,892          30,727
Investment securities available for sale                     19              22
Loans                                                        25             385
Other assets                                                926             766
                                                       --------        --------
  Total assets                                         $ 39,725        $ 33,254
                                                       ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Dividends payable                                      $    426        $    330
Other liabilities                                          (145)            (64)
                                                       --------        --------
       Total liabilities                                    281             266
                                                       --------        --------
Stockholders' equity:
 Common stock, $1 par value; authorized 5,000,000
  Shares; issued 4,262,520 shares                         4,263           3,303
 Capital surplus                                         31,188           7,172
 Retained earnings                                       13,152          30,276
 Treasury stock, 983,912 for 2004 and 916,290
  shares for 2003                                        (9,159)         (7,763)
                                                       --------        --------
  Total stockholders' equity                             39,444          32,988
                                                       --------        --------
  Total liabilities and stockholders' equity           $ 39,725        $ 33,254
                                                       ========        ========

                  Condensed Statements Of Income and Expense
            for the years ended December 31, 2004, 2003, and 2002
                            (Dollars in thousands)
                                                   2004       2003       2002
                                                  -------    -------    -------
Income:
 Dividend received from bank subsidiary           $ 3,000    $ 2,000    $ 2,000
 Interest on loan                                      22         14         34
 Gain on sale of equity securities                      0          0        121
 Other                                                 26         51         62
                                                  -------    -------    -------
  Total income                                      3,048      2,065      2,217
                                                  -------    -------    -------
Expenses:
 Other                                                168        193        103
                                                  -------    -------    -------
Income before income taxes and equity in
 undistributed income of bank subsidiary            2,880      1,872      2,114

Income tax expense - allocated from
 consolidated return                                 (146)      (118)       (27)
                                                  -------    -------    -------
  Income before equity in undistributed
   income of subsidiary                             3,026      1,990      2,141

Equity in undistributed income of subsidiary          839        490      1,461
                                                  -------    -------    -------
  Net income                                        3,865      2,480      3,602

Retained earnings - beginning of year              30,276     29,592     31,628

Stock dividend declared                           (19,294)         0     (5,400)

Net unrealized gains (losses) on available
 for sale securities                                 (196)      (458)     1,027

Cash dividend declared                             (1,499)    (1,338)    (1,265)
                                                  -------    -------    -------
Retained earnings - end of year                   $13,152    $30,276    $29,592
                                                  =======    =======    =======

                      Condensed Statements Of Cash Flows
            for the years ended December 31, 2004, 2003, and 2002
                            (Dollars in thousands)

                                                   2004       2003       2002
                                                 -------    -------    -------
Operating activities:
 Net income                                      $ 3,865    $ 2,480    $ 3,602
 Adjustments to reconcile net income to net
  Cash provided by operating activities:
  Equity in undistributed earnings of
   subsidiary                                       (839)      (490)    (1,461)
  Gain on sale of equity securities                    0          0       (121)
  Changes in:
   Other assets                                     (159)       (43)       (34)
   Other liabilities                                  16        (37)        46
                                                 -------    -------    -------
Net cash provided of operating activities          2,883      1,910      2,032
                                                 -------    -------    -------
Investing activities:
  Sale of available for sale securities                0          0        483
  Net change in loans                                360       (165)       497
                                                 -------    -------    -------
Net cash provided (used) for investing
 activities                                          360       (165)       980
                                                 -------    -------    -------
Financing activities:
  Dividend declared to stockholders               (1,499)    (1,338)    (1,265)
  Purchase of treasury stock                      (1,397)    (1,059)      (999)
  Proceeds from issuance of common stock             162         41          0
                                                 -------    -------    -------
Net cash provided (used) for financing
 Activities                                       (2,734)    (2,356)    (2,264)
                                                 -------    -------    -------
Increase (decrease) in cash                          509       (611)       748

Cash - beginning of year                           1,354      1,965      1,217
                                                 -------    -------    -------
Cash - end of year                               $ 1,863    $ 1,354    $ 1,965
                                                 =======    =======    =======

16.  BUSINESS CONSOLIDATION

Effective February 27, 2004, the Corporation completed the acquisition by merger of 100% of the outstanding shares of First Bank Holding Company and its sole subsidiary, Sylvester Banking Company. The approximate value of the transaction was $9.7 million. The Corporation exchanged $4.2 million in cash and 240,000 shares of its common stock for all of the common shares of First Bank Holding Company and Sylvester Banking Company. Sylvester Banking Company, with about $48 million in assets, has a full service bank operation that holds approximately 25% of the deposits in Worth County, Georgia. This acquisition transaction was accounted for as a purchase and did not materially impact the Corporation's earnings in 2004. The following table shows selected pro forma information as if the acquisition had occurred during the last three years. The pro forma information does not include any operating efficiencies that could be realized in a branch acquisition.

Pro forma information for years ended:

                                  2004            2003            2002
                                --------        --------        --------
                                         (Dollars in Thousands)
Net interest income             $ 10,652        $ 11,236        $ 11,956

Net Income                      $  3,928        $  2,606        $  3,830

Basic earnings per share        $   1.18        $    .77        $   1.11

Diluted earnings per share      $   1.17        $    .77        $   1.11

17.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

                                     Year Ended December 31, 2004
                                  ----------------------------------
                                                 Weighted      Per
                                                  Average     Share
                                     Income        Shares     Amount
                                  -----------    ---------    ------
Basic earnings per share:
  Net income                      $ 3,865,218    3,258,124    $ 1.19
Diluted earnings per share:
  Net income                      $ 3,865,218    3,281,117    $ 1.18

                                     Year Ended December 31, 2003
                                  ----------------------------------
                                                 Weighted      Per
                                                  Average     Share
                                     Income        Shares     Amount
                                  -----------    ---------    ------
Basic earnings per share:
  Net income                      $ 2,480,160    3,072,242    $ 0.81
Diluted earnings per share:
  Net income                      $ 2,480,160    3,084,024    $ 0.80

                                     Year Ended December 31, 2002
                                  ----------------------------------
                                                 Weighted      Per
                                                  Average     Share
                                     Income        Shares     Amount
                                  -----------    ---------    ------
Basic earnings per share:
  Net income                      $ 3,602,101    3,143,471    $ 1.15
Diluted earnings per share:
  Net income                      $ 3,602,101    3,148,171    $ 1.14

18.  QUARTERLY DATA

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                              QUARTERLY DATA
                                (UNAUDITED)
                           (Dollars in Thousands)
                                            For the Year 2004
                                   ------------------------------------
                                   Fourth     Third    Second     First
                                   ------    ------    ------    ------
 Interest and dividend income      $3,558    $3,520    $3,512    $3,231
 Interest expense                     970       868       805       757
 Net interest income                2,588     2,652     2,707     2,474
 Provision for loan losses             18        58        10         7
 Net interest income after          2,570     2,594     2,697     2,467
 provision for loan losses
 Noninterest income                 1,798     1,438     1,741     1,778
 Noninterest expenses               3,087     2,938     2,989     3,059
 Income before income taxes         1,281     1,094     1,449     1,186
 Provision(benefit) for income        375       275       387       108
 taxes
 Net income                        $  906    $  819    $1,062    $1,078
 Earnings per share of common
 stock:
   Basic                           $  .28    $  .25    $  .32    $  .34
   Diluted                         $  .27    $  .25    $  .32    $  .34

                                            For the Year 2003
                                   ------------------------------------
                                   Fourth     Third    Second     First
                                   ------    ------    ------    ------
 Interest and dividend income      $3,200    $3,202    $3,380    $3,343
 Interest expense                     750       800       896       942
 Net interest income                2,450     2,402     2,484     2,401
 Provision for loan losses             67       150       150       150
 Net interest income after          2,383     2,252     2,334     2,251
 provision for loan losses
 Noninterest income                 1,632     1,669      (357)    1,601
 Noninterest expenses               2,677     2,438     2,598     2,553
 Income before income taxes         1,338     1,483      (621)    1,299
 Provision(benefit) for income        319       531      (251)      419
 taxes
 Net income                        $1,019    $  952    $ (370)   $  880
 Earnings per share of common
 stock:
   Basic                           $  .33    $  .31    $ (.12)   $  .29
   Diluted                         $  .33    $  .31    $ (.12)   $  .28

19.  SEGMENT REPORTING

The Corporation operations are divided into five reportable business segments: The Retail and Commercial Banking Services, Commercial Mortgage Banking Services, Insurance Services, Trust and Retail Brokerage Services, and Financial Management Services. These operating segments have been identified primarily base on the Corporation's organizational structure.

The Retail and Commercial Banking Services segment serves consumer and commercial customers by offering a variety of loan and deposit products, and other traditional banking services.

The Commercial Mortgage Banking Services segment originates and services commercial mortgage loans on properties that are located throughout the southeastern United States. This segment does not directly fund any mortgages and acts primarily as a servicer and broker for participating mortgage lenders.

The Insurance Services segment offers clients a full spectrum of commercial and personal lines insurance products including life, health, and property and casualty insurance.

The Trust and Retail Brokerage Services segment provides personal trust administration, estate settlement, investment management, employee retirement benefit services, and the Individual Retirement Account (IRA) administration. Also, this segment offers full service retail brokerage which includes the sale of retail investment products including stocks, bonds, mutual funds, and annuities.

The Financial Management Services segment is responsible for the management of the investment securities portfolio. It also is responsible for managing financial risks, including liquidity and interest rate risk.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Corporation evaluates performance based on profit or loss from operations after income taxes not including nonrecurring gains or losses.

The Corporation's reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

The Corporation allocates capital and funds used or funds provided for each reportable business segment. Also, each segment is credited or charged for the cost of funds provided or used. These credits and charges are reflected as net intersegment interest income (expense) in the table below. The Corporation does allocate income taxes to the segments. Other revenue represents non-interest income, exclusive of the net gain (loss) on disposition of assets and expenses associated with administrative activities which are not allocated to the segments. Those expenses include audit, compliance, investor relations, marketing, personnel, and other executive or parent company expenditures.

The Corporation does not have operating segments other than those reported. Parent Company and the Administrative Offices financial information is included in the Other category, and is deemed to represent an overhead function rather than an operating segment. The Administrative Offices include audit, marketing, personnel, and the executive office.

The Corporation does not have a single external customer from which it derives 10 percent or more of its revenues and operates in one geographical area.

This is managements first year to have reportable business segments. Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the year ended December 31, 2004, are as follows:

                                                                Trust and
                               Retail and  Commercial              Retail                  Inter-
                               Commercial   Mortgage  Insurance  Brokerage  Financial     segment
                                 Banking     Banking   Services   Services  Management  Elimination  Other    Totals
                               ----------  ---------- ---------  ---------  ----------  -----------  -----   --------
                                                              (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  4,762                             (301)      5,911                    48   $ 10,420
Net intersegment interest
  income (expense)                4,346         (66)      (37)       806      (5,049)
Net Interest Income               9,108         (66)      (37)       505         862                    48     10,420

Provision for Loan Losses            92                                                                            92

Noninterest Income (expense)
  external customers              1,642       3,612     1,102        555          77                  (234)     6,754
Intersegment noninterest
  income (expense)                   45         (30)      (15)        39                       (39)
Total Noninterest Income          1,687       3,582     1,087        594          77           (39)   (234)     6,754

Noninterest Expenses:
Depreciation                        475          42        38         30          71                    44        700
Amortization of intangibles         155         278        57         37                       (25)               502
Noninterest Income (expense)
  external customers              5,751       1,666       900        575         588                 1,391     10,871
Total Noninterest Expenses        6,381       1,986       995        642         659           (25)  1,435     12,073

Pre-tax Income                    4,322       1,530        55        457         280           (14) (1,621)     5,009
Provision for Income Taxes        1,069         581        15        112         120            (4)   (749)     1,144
Net Income                     $  3,253         949        40        345         160           (10)   (872)  $  3,865

Assets                         $283,114       5,759     1,159     22,634     186,787      (194,693)    465   $305,225

Expenditures for Fixed Assets  $  1,391          49        33         26          33                         $  1,532

Amounts included in the "Other" column are as follows:

                                                                   Other
                                                                 ---------
Net interest Income:
 Parent Company                                                  $     48
Noninterest Income:
 Administrative office expenses related to
  loss on disposition of assets                                      (234)
Noninterest Expenses:
 Parent Company corporate expenses                                    168
 Administrative office expenses not allocated to segments           1,267
Provison for Income taxes:
 Parent Company income taxes (benefit)                               (146)
 Administrative office income taxes not allocated to segments        (603)
Net Income:                                                      $  ( 872)

Segment assets:
 Parent Company assets, after intercomany elimination            $    465

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the past two years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

Item 9A.  Controls and Procedures

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2004. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Based on this evaluation, management believes there were no significant changes in the Corporation's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Item 9B.  Other Information

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Corporation

The information contained under the heading "Information About Nominees For Director" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 24, 2005, to be filed with the Commission, is incorporated herein by reference.

Item 11.  Executive Compensation

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 24, 2005, to be filed with the Commission, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Stock Related Matters

The information contained under the heading "Voting Securities and Principal Holders" and "Equity Compensation Plan Information" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 24, 2005, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Corporation's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Corporation have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Corporation as defined by the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 24, 2005, to be filed with the Commission, is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information contained under the heading "Information Concerning the Company's Accountants" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporations's annual meeting of shareholders to be held on May 24, 2005, to be filed with the Commission, is incorporated herein by reference.

                                   PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1).  Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2004, 2003, and 2002 are included in
Part II, Item 8 herein:

   (i)   Report of Independent Auditors

   (ii)  Consolidated Balance Sheets - December 31, 2004 and 2003

   (iii) Consolidated Statements of Income - Years ended December 31, 2004, 2003, and 2002

   (iv) Consolidated Statements of Shareholders' Equity - Years ended December 31, 2004, 2003, and 2002

   (v) Consolidated Statements of Cash Flows - Years ended December 31, 2004, 2003, and 2002

   (vi)  Notes to Consolidated Financial Statements - December 31, 2004


(a)(2).  Financial Statement Schedules

All applicable financial statement schedules required have been included in the Notes to the Consolidated Financial Statements.


(b)(3).  Exhibits:

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

10.2 Form of Directors' Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation's Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

10.3 Directors' and Executive Officers' Stock Purchase Plan of the Corporation dated March 18, 1992 (included as Exhibit 10.7 to the Corporation's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).*

10.4 Advances, specific collateral pledged, and security agreement between the Federal Home Loan Bank of Atlanta and the Bank dated January 27, 1992, and confirmation of credit services transaction for new money advances in the amount of $4,000,000 dated February 10, 1992, $2,500,000 dated September 4, 1992, and $1,500,000 dated September 8, 1992 (included as
       Exhibit 10.10 to the Corporation's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).

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

10.9 Key Individual Stock Option Plan of the Corporation dated March 19, 1997 (included as Exhibit 10.9 to the Corporation's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.10 Employment agreement of J. David Dyer, Jr. (included as Exhibit 10.10 to the Corporation's Form 10-K dated December 31, 2002, previously filed with the Commission and incorporated herein by reference).*

10.11 Employment agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation's Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

10.15 Consulting agreement of John H. Clark (included as Exhibit 10.15 to the Corporation's Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

14 Code of Ethical Conduct dated January 28, 2004 (included as Exhibit 14 to the Corporation's Form 10-K dated December 31, 2003, previously filed with the Commission and incorporated herein by reference).

21 Subsidiaries of the Corporation (included as Exhibit 21 to the Corporation's Form 10-K dated December 31, 2002, previously filed with the Commission, incorporated herein by reference).

23.1   Consent of Thigpen, Jones, Seaton & Co., P.C.

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


                                    Southwest Georgia Financial Corporation
                                                 (Corporation)

Date:March 26, 2005                 By:  /s/ DeWitt Drew
                                         -------------------------------------
                                         DEWITT DREW
                                         President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


/s/ DeWitt Drew                                          Date:  March 26, 2005
--------------------------------------------
DEWITT DREW
President and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                                   Date:  March 26, 2005
--------------------------------------------
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ John H. Clark                                        Date:  March 26, 2005
--------------------------------------------
JOHN H. CLARK
Chairman of the Board of Directors

/s/ Cecil H. Barber                                      Date:  March 26, 2005
--------------------------------------------
CECIL H. BARBER
Director

/s/ Michael J. McLean                                    Date:  March 26, 2005
--------------------------------------------
MICHAEL J. MCLEAN
Director

/s/ Richard L. Moss                                      Date:  March 26, 2005
--------------------------------------------
RICHARD L. MOSS
Director

/s/ Roy Reeves                                           Date:  March 26, 2005
--------------------------------------------
ROY REEVES
Director

/s/ Johnny R. Slocumb                                    Date:  March 26, 2005
--------------------------------------------
JOHNNY R. SLOCUMB
Director

/s/ Violet K. Weaver                                     Date:  March 26, 2005
--------------------------------------------
VIOLET K. WEAVER
Director

/s/ C. Broughton Williams                                Date:  March 26, 2005
--------------------------------------------
C. BROUGHTON WILLIAMS
Director

                                Exhibit Index

Exhibit Number                          Description Of Exhibit
--------------          -----------------------------------------------------

    23.1                Consent of Thigpen, Jones, Seaton & Co., P.C.

    31.1 Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

    31.2 Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

    32.1 Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

    32.2 Section 906 Certification of Periodic Financial Report by Chief Financial Officer.