Form 10-Q
period 2005-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2005-05-12
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2005

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

          YES __________                               NO      X

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                   Outstanding At April 15, 2005
Common Stock, $1 Par Value                                  4,263,520

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

                                                                         PAGE #

PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest
 Georgia Financial Corporation as required by this Item 1.

  a. Consolidated balance sheets - March 31, 2005 (unaudited) and
     December 31, 2004.                                                       2

  b. Consolidated statements of income (unaudited) - for the
     three months ended March 31, 2005 and 2004.                              3

  c. Consolidated statements of comprehensive income (unaudited) -
     for the three months ended March 31, 2005 and 2004.                      4

  d. Consolidated statements of cash flows (unaudited) for the
     three months ended March 31, 2005 and 2004.                              5

  e. Notes to Consolidated Financial Statements                               7


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      13

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                  21

 ITEM 4.  CONTROLS AND PROCEDURES                                            22

PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS                                                           24

 SIGNATURE                                                                   25

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                    March 31, 2005 and December 31, 2004
                                                    (Unaudited)
                                                     March 31,    December 31,
                                                        2005          2004
ASSETS
Cash and due from banks                             $ 11,173,297  $ 13,366,631
Interest-bearing deposits with banks                   6,430,288     5,966,691
Federal funds sold                                             0             0

Investment securities available for sale,
 at fair value                                        55,519,758    56,852,442
Investment securities held to maturity (estimated
 fair value of $111,961,916 and $116,029,346)        114,044,168   116,045,657
    Total investment securities                      169,563,926   172,898,099

Loans                                                100,927,494    99,957,260
Less:  Unearned income                                   (39,826)      (42,531)
       Allowance for loan losses                      (2,474,377)   (2,506,837)
    Loans, net                                        98,413,291    97,407,892

Premises and equipment                                 6,783,917     6,830,392
Foreclosed assets, net                                         0        14,200
Intangible assets                                      3,083,161     3,205,882
Other assets                                           5,862,278     5,534,903
    Total assets                                    $301,310,158  $305,224,690

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Noninterest bearing                               $ 34,304,839  $ 36,399,339
  NOW accounts                                        59,466,657    52,913,461
  Money Market                                        12,472,718    11,851,177
  Savings                                             29,051,701    28,080,860
  Certificates of deposit $100,000 and over           24,030,141    27,342,827
  Other time accounts                                 65,856,600    65,900,438
    Total deposits                                   225,182,656   222,488,102

 Federal funds purchased                                       0             0
 Other borrowed funds                                  3,000,000     8,000,000
 Long-term debt                                       30,457,143    30,517,143
 Other liabilities                                     3,514,971     4,775,688
    Total liabilities                                262,154,770   265,780,933

Stockholders' equity:
 Common stock - par value $1; authorized
  5,000,000 shares; issued 4,263,520 shares            4,263,520     4,262,520
 Capital surplus                                      31,206,040    31,187,722
 Retained earnings                                    13,209,743    12,627,466
 Accumulated other comprehensive income                 (177,098)      525,191
 Treasury stock 992,112 shares for 2005 and
  983,912 shares for 2004, at cost                    (9,346,817)   (9,159,142)
    Total stockholders' equity                        39,155,388    39,443,757
    Total liabilities and stockholders' equity      $301,310,158  $305,224,690

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                          For The Three Months
                                                             Ended March 31,
                                                            2005         2004
Interest income:
 Interest and fees on loans                              $1,711,828   $1,715,380
 Interest and dividend on securities available for sale     429,973      544,244
 Interest on taxable securities held to maturity          1,165,078      712,168
 Interest on tax exempt securities available for sale       156,301      156,269
 Interest on tax exempt securities held to maturity          57,201       56,663
 Interest on federal funds sold                                   0       30,307
 Interest on deposits with banks                             52,394       16,120
    Total interest income                                 3,572,775    3,231,151

Interest expense:
 Interest on deposits                                       719,197      583,126
 Interest federal funds purchased                                 0           65
 Interest on other borrowings                                20,387       59,285
 Interest on long-term debt                                 257,083      114,491
    Total interest expense                                  996,667      756,967

    Net interest income                                   2,576,108    2,474,184

Provision for loan losses                                    20,000        7,018

    Net interest income after provision for loan losses   2,556,108    2,467,166

Noninterest income:
 Service charges on deposit accounts                        337,610      350,090
 Income from trust services                                  72,223       73,446
 Income from retail brokerage services                       59,490       55,848
 Income from insurance services                             309,074      294,838
 Income from mortgage banking services                      872,457    1,097,028
 Net gain (loss) on disposition of assets                     2,600     (186,202)
 Net gain on sale of securities                                   0        2,914
 Other income                                                97,801       89,651
    Total noninterest income                              1,751,255    1,777,613

Noninterest expense:
 Salaries and employee benefits                           1,759,287    1,613,641
 Occupancy expense                                          208,200      183,040
 Equipment expense                                          167,505      153,408
 Data processing expense                                    193,417      174,336
 Amortization of intangible assets                          122,721       95,116
 Other operating expenses                                   599,210      839,762
    Total noninterest expenses                            3,050,340    3,059,303

    Income before income taxes                            1,257,023    1,185,476

Provision for income taxes                                  249,463      107,909

    Net income                                           $1,007,560   $1,077,567


Earnings per share of common stock:
 Net income, basic                                       $     0.31   $     0.34
 Net income, diluted                                     $     0.30   $     0.34
 Dividends paid, basic & diluted                         $     0.13   $     0.11
Weighted average shares outstanding                       3,275,464    3,150,775
Diluted average shares outstanding                        3,307,589    3,165,362

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                          For The Three Months
                                                             Ended March 31,
                                                            2005         2004
Net income                                               $1,007,560   $1,077,567
Other comprehensive income, net of tax:
 Unrealized holding gains(losses) arising
  during the period                                      (1,064,074)     861,485
 Federal income tax expense                                (361,785)     292,627

  Other comprehensive income, net of tax:                  (702,289)     568,858

Total comprehensive income                               $  305,271   $1,646,425

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                           For The Three Months
                                                              Ended March 31,
                                                             2005         2004
Cash flows from operating activities:
 Net income                                              $ 1,007,560  $ 1,077,567
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                   20,000        7,018
  Depreciation                                               194,761      170,962
  Net amortization and accretion of
   investment securities                                       3,833        7,813
  Amortization of intangibles                                122,721       95,116
  Net loss (gain) on sale and disposal of assets              (2,600)     183,288
  Changes in:
   Other assets                                             (327,693)     198,626
   Other liabilities                                        (898,615)    (742,216)
    Net cash provided by operating activities                119,967      998,174

Investing activities:
 Proceeds from maturities of securities
  held to maturity                                         4,000,000   12,000,000
 Proceeds from maturities of securities
  available for sale                                         296,667   14,445,740
 Proceeds from sale of securities available for sale               0        5,157
 Purchase of securities held to maturity                  (2,000,000) (21,125,118)
 Purchase of securities available for sale                   (30,400)           0
 Net change in other short-term investments                        0  (10,665,000)
 Net change in loans                                      (1,025,399)   2,022,985
 Purchase of premises and equipment                         (148,286)    (520,131)
 Proceeds from sales of other assets                          16,800      352,133
 Net change in interest-bearing deposits with banks         (463,597)     (31,327)
 Acquisition, net of cash acquired                                 0    3,352,364
    Net cash provided(used) for investing activities         645,785     (163,197)

Financing activities:
 Net change in deposits                                    2,694,554    7,292,245
 Net change in federal funds purchased                             0   (2,000,000)
 Net change in short-term borrowings                      (5,000,000)  (5,000,000)
 Net change in long-term borrowings                          (60,000)     (60,000)
 Cash dividends declared                                    (425,283)    (360,266)
 Proceeds from the exercise of stock options                  19,318       15,687
 Payment for common stock                                   (187,675)    (207,925)
    Net cash provided(used) for financing activities      (2,959,086)    (320,259)

Increase(decrease) in cash and due from banks             (2,193,334)     514,718
Cash and due from banks - beginning of period             13,366,631   10,959,728
Cash and due from banks - end of period                  $11,173,297  $11,474,446

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans  $         0  $    76,145
Unrealized gain(loss) on securities available for sale   $  (702,289) $   568,858

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (UNAUDITED)
                                                           For The Three Months
                                                              Ended March 31,
                                                             2005         2004
NONCASH INVESTING & FINANCING ACTIVITY:

Fair value of assets acquired and liabilities assumed in acquisition of First Bank Holding Company and
  Sylvester Banking Company:

Federal Funds                                            $         0  $ 6,509,000
Securities                                                             26,934,422
Loans, net                                                             10,263,650
Bank premises & equipment                                                 588,372
Core deposit intangibles                                                1,670,415
Other assets                                                              334,677
Deposits                                                              (39,834,516)
Other liabilities                                                         (98,384)
     Net fair value of non-cash assets & liabilities                    6,367,636
Common stock issued for acquisition                                    (5,520,000)
Cash acquired from acquisition                                          3,352,364
     Cash paid for acquisition                           $         0  $ 4,200,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2004 Annual Report on Form 10K.

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

Long-Lived Assets

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been calculated primarily using the straight-line method for buildings and building improvements over the assets estimated useful lives. Equipment and furniture are depreciated using the modified accelerated recovery system method over the assets estimated useful lives for financial reporting and income tax purposes for assets purchased on or before December 31, 2003. For assets acquired after December 31, 2003, the Corporation used the straight-line method of depreciation. The following estimated useful lives are used for financial statement purposes:

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


Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Corporation and its predecessors since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Thomas, and Worth Counties, each contiguous with Colquitt County. In 2004, we completed the acquisition of Sylvester Banking Company, adding Worth County into our market territory. Including this acquisition, we have four full service banking facilities and six automated teller machines.

Our strategy is
* to maintain the diversity of our revenue, including both interest and noninterest income through a broad base of business,
* to strengthen our sales and marketing efforts while developing our employees to provide our customers with quality service,
*  to expand our market share where opportunity exists, and
* to grow outside of our current geographic footprint, through acquisitions, into adjacent market areas.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. During 2004 and the first three months of 2005, the U.S. economy continues to be marked by historically low interest rates. Since July 2004, short-term rates increased 1.75% by March 31, 2005.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rates changes by broadening our revenue sources to reduce the risk and exposure of our financial results.

As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 68% of first quarter 2005 net interest income. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts.


Acquisition

On February 27, 2004, the Corporation acquired ownership of First Bank Holding Company and its sole subsidiary, Sylvester Banking Company, which are located in Sylvester, Georgia. The Corporation acquired all of the common shares of First Bank Holding Company and Sylvester Banking Company for $4.2 million in cash and 240,000 shares of Southwest Georgia Financial Corporation common stock valued at $5.5 million. The approximate total value of the transaction was $9.7 million. Sylvester Banking Company was merged into Southwest Georgia
Bank, a subsidiary of the Corporation. Sylvester Banking Company, which has been in business since 1898, had $49.6 million in assets at the time of the acquisition. The business combination was accounted for by the purchase method of accounting and the results of operations of the Sylvester Banking Company office since the date of acquisition are included in the Consolidated Financial Statements. Total assets of $49.6 million and liabilities of $39.9 million were booked at fair value including booking a core deposit intangible of $1.7 million. This core deposit intangible is being amortized over a 10-year period.

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

                                            Three Months Ended
                                                 March 31,
                                        2005       2004      2003
                                         (Dollars in thousands)
Net interest income                   $ 2,576    $ 2,705   $ 2,790
Net income                            $ 1,008    $ 1,141   $   933
Basic earnings per share              $   .31    $   .35   $   .27
Diluted earnings per share            $   .30    $   .35   $   .27

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of March 31, 2005 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.


LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Corporation's cash flows are generated from interest and fee income as well as from loan repayments and the maturity or sale of other earning assets. In addition, liquidity is continuously provided through the acquisition of new deposits and borrowings or the rollover of maturing deposits and borrowings. The Corporation strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-earning liabilities so its short-term investments balance, at any given time, will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks that could provide funds on short notice, if needed.

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2005, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At March 31, 2005, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2005, total capital decreased $288 thousand to $39.2 million. The majority of this decrease resulted from a decline in the market value of investment securities available for sale. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 8,200 shares of its common stock during the first three months of 2005 at an average price of $22.89 per share. There are approximately 100,000 additional shares authorized to be repurchased under the current program.

Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.00 % as of March 31, 2005. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.


RESULTS OF OPERATIONS

The Corporation's results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Corporation, the ability to generate net interest income is dependent upon the Bank's ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2005, was $1.008 million compared with a net income of $1.078 million for the same period in 2004, representing a decrease of $70 thousand. The quarterly decline in net earnings was primarily due to lower noninterest income and increases in income tax expenses compared with last year's quarterly results.

On a per share basis, net income for the first quarter was $.30 per diluted share compared with $.34 per share for the same quarter in 2004. The lower earnings on a per share basis were due to the increase in the weighted average share count. The weighted average common shares outstanding for the quarter were 3.275 million, up 4.0 % or 125,000 average shares from the previous comparable quarter. This increase in average quarterly shares was due to the bank acquisition in March of 2004 using a combination of cash and stock. This increase was partially offset by the Corporation's stock repurchase program. Because of our strong capital position, we continued with the stock repurchase program that began in January 2000.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended March 31, 2005. While our overall performance for the first quarter of 2005 is relatively the same as the first quarter of last year, our return on average equity and return on average assets have increased steadily during the past three quarters as the initial costs of integrating our acquisition are behind us.

                                  1st Qtr  4th Qtr  3rd Qtr  2nd Qtr  1st Qtr
                                    2005     2004     2004     2004     2004
Return on average total assets      1.32%    1.20%    1.12%    1.46%    1.62%
Return on average total equity     10.18%    9.21%    8.43%   10.89%   12.16%
Average shareholders' equity to
  Average total assets             12.97%   13.04%   13.30%   13.36%   13.32%
Net interest margin
  (tax equivalent)                  3.89%    3.90%    4.14%    4.26%    4.30%

Comparison of Statements of Income for the Quarter

Noninterest income, which continues to be about one-third of the Corporation's total revenue, was $1.751 million for the first quarter, down 1.5 % from the same period in 2004. The largest contributor to noninterest income, mortgage banking services, was down $225 thousand, or 20.5 %, from last year's first quarter. The decline is primarily related to the timing of loan closings on projects in the pipeline. Currently, the mortgage banking business has a strong pipeline of projects and continues to service a $577 million portfolio of non-recourse loans. Helping to offset the decline in mortgage banking services were increases in revenue from brokerage services, insurance services and other income. The Corporation continues to reduce its dependence on net interest income while focusing on growth in mortgage banking revenue and income from insurance services and service charges on deposit accounts.

Total interest income increased $342 thousand for the three months ended March 31, 2005 compared with the same period in 2004. This improvement for the three-month period resulted from increases in interest and dividends on an increased volume of investment securities. During 2004, the Corporation borrowed $20 million long term from the Federal Home Loan Bank and purchased U.S. Government agency bonds.

Total interest expense increased $240 thousand, or 31.7 %, in the first quarter of 2005 compared with the same period in 2004. Most of this quarter's increase was due to the Sylvester office operations. The first quarter of 2005 includes a full quarter of Sylvester Banking Company's results, which was acquired at the end of February last year. Interest on long-term debt increased $143 thousand, or 124.5 %, during the first quarter of 2005, while interest on other short-term borrowings decreased $39 thousand during the period. We have been challenged by lower yields on earning assets, and looking ahead, the challenge will be to manage funding costs in a rising rate environment. Our continued focus on cost discipline and maintaining relationships, the source of stable core deposits, will be central to Southwest Georgia Financial Corporation's ability to continuously deliver value to its shareholders.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the first quarter of 2005 increased $102 thousand, or 4.1 %, compared with the same period in 2004. Net interest income is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. The Corporation's net interest margin was 3.89% for the first quarter of 2005, down 41 basis points from the same period a year ago. Much of the decrease in the net interest margin can be attributed to two factors, the merger with Sylvester Banking Company and leveraging transactions with the Federal Home Loan Bank. Sylvester Banking Company's asset yields and net interest margin at merger date were more than 100 basis points lower than the Corporation's. The merger diluted net interest margin, but increased net interest income. During 2004, the Corporation borrowed $20 million long term from the Federal Home Loan Bank and purchased U.S. Government agency bonds.
The net spread on the leveraged transactions was 140 basis points, which dilutes net interest margin but increases net interest income.

Provision for loan losses was $20 thousand for the first quarter compared with $7 thousand in the same quarter of 2004.

Noninterest expense was relatively flat when compared with the first quarter of last year. Improvement in other noninterest expense was attributed primarily to the reduction in merger related expenses. All other major categories of noninterest expense had increases in the first quarter of 2005 when compared with the first quarter of 2004. However, year-to-date results in 2004 only included one month of Sylvester Banking Company's operating costs compared with a full quarter's costs in 2005.


Comparison of Financial Condition Statements

At March 31, 2005, total assets were $301.3 million, a 1.3 % decrease from December 31, 2004. The majority of the decrease in assets was a result of the Corporation reducing short-term borrowings by $5.0 million.

The Corporation's loan portfolio of $100.9 million increased nearly 1.0 % from the December 31, 2004, level of $100.0 million. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 33.5 % of total assets.

Investment securities and other short-term investments represent 56.3 % of total assets. Investment securities decreased $3.3 million since December 31, 2004, while other short-term investments increased $464 thousand. This resulted in an overall decrease in investments of $2.9 million. A majority of the decrease in investment securities was due to maturing and called U.S. Government agency securities.

Deposits declined slightly to $225.2 million at the end of the first quarter of 2005, down $4.8 million from the same period in 2004 but increased $2.7 million from the end of the year due to normal fluctuations in core deposit levels. At March 31, 2005, total deposits represented 74.7 % of total assets.

The Corporation decreased its level of short-term borrowings with the Federal Home Loan Bank during the first three months of 2005. Short-term borrowings were reduced by $5.0 million compared with the December 31, 2004 levels.
During the second, third, and fourth quarters of 2004, the Corporation shifted into some longer term debt maturities to better position itself for rising rates. This longer term debt was a $10 million advance from the Federal Home Loan Bank with a fixed rate of 3.85 % maturing April 30, 2014, and is convertible to a variable rate at the option of the Federal Home Loan Bank on April 30, 2009. Also, in August 2004, the Corporation borrowed an additional $5,000,000 advance from the Federal Home Loan Bank with a fixed rate of 3.08 % maturing August 13, 2014, which is convertible to a variable rate at the option of the Federal Home Loan Bank on August 13, 2007. In October 2004, the Corporation borrowed an additional $5,000,000 advance from the Federal Home Loan Bank with a fixed rate of 2.43% maturing October 28, 2014, which is convertible to a variable rate at the option of the Federal Home Loan Bank on October 30, 2006. These are the major contractual obligations' changes for the Corporation during the last twelve months.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 2.45 % of total loans outstanding at March 31, 2005, compared with
2.51 % of loans outstanding at December 31, 2004. Non-performing assets as a percentage of total assets was .24 %, nearly a 50 basis point improvement over last year. Management considers the allowance for loan losses as of March 31, 2005, adequate to cover potential losses in the loan portfolio.


Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance-sheet risk to meet the financing needs of our customers and reduce risk exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or through letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. Since many of the commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, the contractual or notional amounts do not represent future cash requirements.

Financial instruments whose contract amounts         March 31,    March 31,
represent credit risk (dollars in thousands):          2005         2004
--------------------------------------------------   --------     --------
Commitments to extend credit                         $ 27,289     $ 16,575
Standby letters of credit and financial guarantees   $    142     $    117

The Corporation does not have any special purpose entities or off-balance sheets financing arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Corporation's primary market risk lies within its exposure to interest rate movement. The Corporation has no foreign currency exchange rate risk,
commodity price risk, or any other material market risk.   The Corporation has
no trading investment portfolio. As a result, it does not hold any market risk-sensitive instruments, which would be subject to a trading environment characterized by volatile short-term movements in interest rates. Also, the Corporation has no interest rate swaps or other derivative instruments that are either designated and effective as hedges or modify the interest rate characteristics of specified assets or liabilities. The Corporation's primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, the Corporation seeks to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. The Corporation attempts to accomplish this objective by structuring the balance sheet so differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation's interest rate risk management is carried out by the Asset/Liability Management Committee operating under policies and guidelines established by Management. The Corporation maintains an investment portfolio that staggers maturities and provides flexibility over time in managing exposure to changes in interest rates. At any point in time, any imbalances in the repricing opportunities constitute a financial institution's interest rate sensitivity.

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of March 31, 2005, the Corporation's one-year cumulative rate-sensitive assets represented 108 % of the cumulative rate-sensitive liabilities compared with 133 % for the same period in 2004. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. At the one year gap, the Corporation has become less asset-sensitive by decreasing its levels of short-term investments and increasing its levels of longer term investments. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

                                       SOUTHWEST GEORGIA FINANCIAL CORPORATION

                                 BY:   /s/George R. Kirkland
                                       ---------------------------------------
                                       GEORGE R. KIRKLAND
                                       SENIOR VICE-PRESIDENT AND TREASURER
                                       (FINANCIAL AND ACCOUNTING OFFICER)


Date:  May 9, 2005