Form 10-Q
period 2005-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2005-08-11
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                 FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the quarterly period ended June 30, 2005

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

         YES __________                              NO      X

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding At July 15, 2005
Common Stock, $1 Par Value                                4,265,180

                  SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED JUNE 30, 2005

                             TABLE OF CONTENTS

                                                                      PAGE #

PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest
 Georgia Financial Corporation as required by this Item 1.

  a. Consolidated balance sheets - June 30, 2005 (unaudited) and
     December 31, 2004.                                                    2

  b. Consolidated statements of income (unaudited) - for the six
     months and the three months ended June 30, 2005 and 2004.             3

  c. Consolidated statements of comprehensive income (unaudited)
     - for the six months and the three months ended
     June 30, 2005 and 2004.                                               4

  d. Consolidated statements of cash flows (unaudited) for the
     six months ended June 30, 2005 and 2004.                              5

  e. Notes to Consolidated Financial Statements                            7


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                             13

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK      23

 ITEM 4.  CONTROLS AND PROCEDURES                                         24

PART II - OTHER INFORMATION

 ITEM 5.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             25

 ITEM 6.  EXHIBITS                                                        26

 SIGNATURE                                                                27

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2005 and December 31, 2004
                                                     (Unaudited)
                                                       June 30,      December 31,
                                                         2005            2004
ASSETS
Cash and due from banks                             $  9,117,223    $ 13,366,631
Interest-bearing deposits with banks                   6,267,912       5,966,691

Investment securities available for sale,
 at fair value                                        56,524,647      56,852,442
Investment securities held to maturity (estimated
 fair value of $107,607,454 and $116,029,346)        107,868,255     116,045,657
    Total investment securities                      164,392,902     172,898,099

Loans                                                107,100,501      99,957,260
Less:  Unearned income                                   (40,475)        (42,531)
       Allowance for loan losses                      (2,477,927)     (2,506,837)
    Loans, net                                       104,582,099      97,407,892

Premises and equipment                                 6,679,600       6,830,392
Foreclosed assets, net                                    32,934          14,200
Intangible assets                                      2,960,440       3,205,882
Other assets                                           5,530,955       5,534,903

    Total assets                                    $299,564,065    $305,224,690

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Noninterest bearing                               $ 33,378,494    $ 36,399,339
  NOW accounts                                        52,501,296      52,913,461
  Money Market                                        13,781,048      11,851,177
  Savings                                             28,494,096      28,080,860
  Certificates of deposit $100,000 and over           23,880,724      27,342,827
  Other time accounts                                 65,922,605      65,900,438
    Total deposits                                   217,958,263     222,488,102

 Other borrowed funds                                  3,000,000       8,000,000
 Long-term debt                                       35,457,143      30,517,143
 Other liabilities                                     2,727,505       4,775,688
    Total liabilities                                259,142,911     265,780,933

Stockholders' equity:
 Common stock - par value $1; authorized
  5,000,000 shares; issued 4,265,180 shares            4,265,180       4,262,520
 Capital surplus                                      31,231,573      31,187,722
 Retained earnings                                    14,025,369      12,627,466
 Accumulated other comprehensive income                  383,124         525,191
 Treasury stock 998,112 shares for 2005 and
  983,912 shares for 2004, at cost                    (9,484,092)     (9,159,142)
    Total stockholders' equity                        40,421,154      39,443,757

    Total liabilities and stockholders' equity      $299,564,065    $305,224,690

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                         For The Three Months
                                                             Ended June 30,
                                                            2005        2004
Interest income:
 Interest and fees on loans                              $1,865,916  $1,795,523
 Interest and dividend on securities available for sale     430,659     435,529
 Interest on taxable securities held to maturity          1,117,593   1,053,749
 Interest on tax exempt securities available for sale       161,900     156,277
 Interest on tax exempt securities held to maturity          48,710      64,323
 Interest on federal funds sold                                   0       4,737
 Interest on deposits with banks                             27,539       1,675
    Total interest income                                 3,652,317   3,511,813

Interest expense:
 Interest on deposits                                       788,520     618,346
 Interest federal funds purchased                             3,500       5,877
 Interest on other borrowings                                18,773         890
 Interest on long-term debt                                 260,306     180,207
    Total interest expense                                1,071,099     805,320
Net interest income                                       2,581,218   2,706,493
Provision for loan losses                                    20,000       9,905
Net interest income after provision for loan losses       2,561,218   2,696,588

Noninterest income:
 Service charges on deposit accounts                        393,636     414,700
 Income from trust services                                  75,416      72,334
 Income from retail brokerage services                       72,402      60,550
 Income from insurance services                             257,598     292,832
 Income from mortgage banking services                    1,365,624     862,026
 Net gain (loss) on disposition of assets                    33,443           0
 Net gain on sale of securities                                   0           0
 Other income                                                39,042      38,378
    Total noninterest income                              2,237,161   1,740,820

Noninterest expense:
 Salaries and employee benefits                           1,886,122   1,689,125
 Occupancy expense                                          199,641     194,773
 Equipment expense                                          178,749     162,957
 Data processing expense                                    162,235     262,736
 Amortization of intangible assets                          122,721     123,371
 Other operating expenses                                   609,853     556,195
    Total noninterest expenses                            3,159,321   2,989,157
Income before income taxes                                1,639,058   1,448,251
Provision for income taxes                                  398,713     386,524
Net income                                               $1,240,345  $1,061,727

Earnings per share of common stock:
 Net income, basic                                       $     0.38  $     0.32
 Net income, diluted                                     $     0.38  $     0.32
 Dividends paid, basic & diluted                         $     0.13  $     0.11
Weighted average shares outstanding                       3,268,314   3,313,055
Diluted average shares outstanding                        3,297,451   3,332,052

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                           For The Six Months
                                                             Ended June 30,
                                                            2005        2004
Interest income:
 Interest and fees on loans                              $3,577,744  $3,510,903
 Interest and dividend on securities available for sale     860,632     979,773
 Interest on taxable securities held to maturity          2,282,671   1,765,917
 Interest on tax exempt securities available for sale       318,201     312,546
 Interest on tax exempt securities held to maturity         105,911     120,986
 Interest on federal funds sold                                   0      35,044
 Interest on deposits with banks                             79,933      17,795
    Total interest income                                 7,225,092   6,742,964

Interest expense:
 Interest on deposits                                     1,507,717   1,201,472
 Interest federal funds purchased                             3,500       5,942
 Interest on other borrowings                                39,160      60,175
 Interest on long-term debt                                 517,389     294,698
    Total interest expense                                2,067,766   1,562,287
Net interest income                                       5,157,326   5,180,677
Provision for loan losses                                    40,000      16,923
Net interest income after provision for loan losses       5,117,326   5,163,754

Noninterest income:
 Service charges on deposit accounts                        731,246     764,790
 Income from trust services                                 147,639     145,780
 Income from retail brokerage services                      131,892     116,398
 Income from insurance services                             566,672     587,670
 Income from mortgage banking services                    2,238,081   1,959,054
 Net gain (loss) on disposition of assets                    36,043    (186,202)
 Net gain on sale of securities                                   0       2,914
 Other income                                               136,843     128,029
    Total noninterest income                              3,988,416   3,518,433

Noninterest expense:
 Salaries and employee benefits                           3,645,409   3,302,766
 Occupancy expense                                          407,841     377,813
 Equipment expense                                          346,254     316,365
 Data processing expense                                    355,652     437,072
 Amortization of intangible assets                          245,442     218,487
 Other operating expenses                                 1,209,063   1,395,957
    Total noninterest expenses                            6,209,661   6,048,460
Income before income taxes                                2,896,081   2,633,727
Provision for income taxes                                  648,176     494,433
Net income                                               $2,247,905  $2,139,294

Earnings per share of common stock:
 Net income, basic                                       $     0.69  $     0.66
 Net income, diluted                                     $     0.68  $     0.66
 Dividends paid, basic & diluted                         $     0.26  $     0.22
Weighted average shares outstanding                       3,271,869   3,231,914
Diluted average shares outstanding                        3,302,259   3,248,703

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                                          For The Three Months
                                                             Ended June 30,
                                                            2005        2004
Net income                                               $1,240,345  $1,061,727
Other comprehensive income, net of tax:
 Unrealized holding gains(losses) arising
  during the period                                         848,821  (1,942,040)
 Federal income tax expense                                 288,599    (660,294)
  Other comprehensive income, net of tax:                   560,222  (1,281,746)

Total comprehensive income                               $1,800,567  $ (220,019)







                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                                           For The Six Months
                                                             Ended June 30,
                                                            2005        2004
Net income                                               $2,247,905  $2,139,294
Other comprehensive income, net of tax:
 Unrealized holding gains(losses) arising
  during the period                                        (215,252) (1,080,555)
 Federal income tax expense                                 (73,186)   (367,982)
  Other comprehensive income, net of tax:                  (142,066)   (712,573)

Total comprehensive income                               $2,105,839  $1,426,721

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                           For The Six Months
                                                             Ended June 30,
                                                           2005          2004
Cash flows from operating activities:
 Net income                                            $ 2,247,905   $ 2,139,294
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                 40,000        16,923
  Depreciation                                             394,814       348,394
  Net amortization and accretion of
   investment securities                                     7,028        25,924
  Amortization of intangibles                              245,442       218,487
  Net loss (gain) on sale and disposal of assets           (36,043)      183,288
  Funds held related to mortgage banking activities     (1,986,972)   (1,547,233)
  Increase in other assets, net                            (15,371)     (127,048)
  Increase in other liabilities, net                        12,292         1,203
    Net cash provided by operating activities              909,095     1,259,232

Investing activities:
 Proceeds from maturities of securities
  held to maturity                                      10,500,000    21,000,000
 Proceeds from maturities of securities
  available for sale                                       363,318    15,837,455
 Proceeds from sale of securities available for sale             0         5,157
 Purchase of securities held to maturity                (2,325,000)  (40,583,868)
 Purchase of securities available for sale                (255,400)     (500,000)
 Net change in loans                                    (7,403,641)    1,970,749
 Purchase of premises and equipment                       (244,022)     (874,475)
 Proceeds from sales of other assets                       225,743       352,133
 Net change in interest-bearing deposits with banks       (301,221)     (221,236)
 Acquisition, net of cash acquired                               0      (847,636)
    Net cash provided(used) for investing activities       559,777    (3,861,721)

Financing activities:
 Net change in deposits                                 (4,529,839)      712,884
 Net change in federal funds purchased                           0     2,585,000
 Net change in short-term borrowings                    (5,000,000)  (10,000,000)
 Net change in long-term borrowings                      4,940,000     9,940,000
 Cash dividends declared                                  (850,002)     (718,248)
 Proceeds from the exercise of stock options                46,511        55,062
 Payment for common stock                                 (324,950)     (674,789)
    Net cash provided(used) for financing activities    (5,718,280)    1,899,909

Increase(decrease) in cash and due from banks           (4,249,408)     (702,580)
Cash and due from banks - beginning of period           13,366,631    10,959,728
Cash and due from banks - end of period                $ 9,117,223   $10,257,148

NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                    $   189,434   $    76,145
 Unrealized gain(loss) on securities
  available for sale                                   $  (142,067)  $  (712,573)








                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                  (UNAUDITED)
                                                           For The Six Months
                                                             Ended June 30,
                                                           2005          2004
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

Servicing and Origination Fees on Loans

The Corporation from its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under FASB 122 and amended by FASB 140, they are insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. Since July 2004, short-term rates increased 2.25% by June 30, 2005.

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

As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 87% of second quarter 2005 net interest income and 38% of second quarter 2005 total revenue. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts.


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

The following table shows selected pro forma information of the Corporation as if the acquisition had occurred on January 1, 2004. The pro forma information does not include any operating efficiencies that could be realized in a branch acquisition.

                              Three Months Ended     Six Months Ended
                                   June 30,              June 30,
                               2005       2004       2005       2004
                                       (Dollars in thousands)
Net interest income          $   2,581  $   2,707  $   5,157  $   5,412

Net income                   $   1,240  $   1,062  $   2,248  $   2,202

Basic earnings per share     $     .38  $     .32  $     .69  $     .66

Diluted earnings per share   $     .38  $     .32  $     .68  $     .66

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of June 30, 2005 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.


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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 2005, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity.
At June 30, 2005, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2005, total capital increased $977 thousand to $40.4 million. The majority of this increase was a result of net earnings growth. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 14,200 shares of its common stock during the first six months of 2005 at an average price of $22.88 per share. There are approximately 100,000 shares authorized to be repurchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.49 % as of June 30, 2005. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.


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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2005, was $1.240 million compared with a net income of $1.062 million for the same period in 2004, representing an increase of $179 thousand. The quarterly increase in net earnings was primarily due to higher noninterest income from the mortgage banking business compared with last year's quarterly results.

On a per share basis, net income for the second quarter was $.38 per diluted share compared with $.32 per diluted share for the same quarter in 2004.
The weighted average common diluted shares outstanding for the quarter were
3.297 million, down 1.0 % or 34,601 average diluted shares from the previous comparable quarter. This decrease in average quarterly diluted shares was due to the Corporation's stock repurchase program. Because of our strong capital position, we continued with the stock repurchase program that began in January 2000.

On a year-to-date basis, net income was $2.248 million compared with $2.139 million for the same period in 2004. Year-to-date earnings per diluted share were $.68 versus $.66 for the same period in 2004. Net income for the first six months improved 5 percent and earnings per diluted share increased 3 percent. Major factors contributing to the year-to-date improvement in earnings included increases of $279 thousand of mortgage banking services income and a $222 thousand increase on the net gain (loss) on disposition of assets.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended June 30, 2005. Our return on average equity and return on average assets have increased steadily during the past four quarters as the initial costs of integrating our acquisition are behind us.

                                  2nd Qtr  1st Qtr  4th Qtr  3rd Qtr  2nd Qtr
                                    2005     2005     2004     2004     2004
Return on average total assets      1.66%    1.32%    1.20%    1.12%    1.46%
Return on average total equity     12.50%   10.18%    9.21%    8.43%   10.89%
Average shareholders' equity to
  Average total assets             13.29%   12.97%   13.04%   13.30%   13.36%
Net interest margin
  (tax equivalent)                  3.95%    3.89%    3.90%    4.14%    4.26%

Comparison of Statements of Income for the Quarter

Noninterest income, which continues to be approximately one-third of the Corporation's total revenue, was $2.237 million for the second quarter, an increase of 28.5 % from the same period in 2004. The largest contributor to noninterest income, mortgage banking services, increased $504 thousand, or
58.4 %, from last year's second quarter. The increase is primarily related to the timing of loan closings on projects in the pipeline. The level and timing of recognizing income from the mortgage banking business is dependant on many factors related to originating and closing relatively large commercial mortgage loans, and therefore, it may fluctuate from quarter to quarter. Currently, the mortgage banking business has a strong pipeline of projects and continues to service a $590 million portfolio of non-recourse loans. Partially offsetting the increase in mortgage banking services were decreases in revenue from service charges on deposit accounts and insurance services.

Total interest income increased $141 thousand for the three months ended June 30, 2005 compared with the same period in 2004. This improvement for the three-month period resulted from increases in interest and fees on loans, interest on deposits with banks, and in interest and dividends on investment securities.

Total interest expense increased $266 thousand, or 33 %, in the second quarter of 2005 compared with the same period in 2004. Interest on long-term debt increased $80 thousand, or 44.4 %, during the second quarter of 2005, while interest on other short-term borrowings increased $16 thousand during the period. We have been challenged by lower yields on earning assets, and looking ahead, the challenge will be to manage funding costs in a rising rate environment. Our continued focus on cost discipline and maintaining relationships, the source of stable core deposits, will be central to Southwest Georgia Financial Corporation's ability to continuously deliver value to its shareholders.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 2005 decreased $125 thousand, or 4.6 %, compared with the same period in 2004. Net interest income is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. Most of this quarterly decrease in net interest income is due to higher cost of interest-bearing liabilities. The Corporation's net interest margin was 3.95% for the second quarter of 2005, down 31 basis points from the same period a year ago. Much of the decrease in the net interest margin can be attributed to two factors, the merger with Sylvester Banking Company and leveraging transactions with the Federal Home Loan Bank. Sylvester Banking Company's asset yields and net interest margin at merger date were more than 100 basis points lower than the Corporation's. During 2004, the Corporation borrowed $20 million long term from the Federal Home Loan Bank and purchased U.S. Government agency bonds. The net spread on the leveraged transactions was 140 basis points, which dilutes net interest margin but added to net interest income.

Provision for loan losses was $20 thousand for the second quarter compared with $10 thousand in the same quarter of 2004.

Noninterest expense increased $170 thousand to $3.2 million when compared with the second quarter of last year. Decreases in data processing expense were attributed primarily to the reduction in merger related expenses. All other major categories of noninterest expense had increases in the quarter over quarter comparisons. Much of these increases were from growth in the mortgage banking business.

Comparison of Statements of Income for the Six-month Period

Total noninterest income increased $470 thousand for the six months ended June 30, 2005, compared with the same period in 2004. For the first six months of 2005, the largest component of noninterest income, mortgage banking income, was $2.2 million, up from $1.9 million in 2004. Also, income from retail brokerage services increased $15 thousand to $132 thousand, and net gain (loss) on disposition of assets increased to $36 thousand compared with a loss of $186 thousand in the first six months of 2004. The loss in 2004 was the result of a loss on the sale of bank property in the first quarter of last year. The six-month increase in noninterest income was partially offset by decreases in income from service charges on deposit accounts and insurance services.

For the first six months of 2005, total interest income increased $482 thousand comparing the same period in 2004. The basis for the increase in the six-month period of 2005 was the same as for the second quarter. The average volume of investment securities, (mainly U.S. Government Agencies), increased $25.7 million for the six-month period compared with the same period last year. The majority of this growth in securities was related to the acquisition of Sylvester Banking Company (SBC) in February 2004.

The total interest expense for the six-month period ended June 30, 2005 increased $505 thousand, or 32.4 percent, compared with the same period in 2004. Over this period, the average balances on interest-bearing deposits increased $7.5 million, or 4.1 percent. However, the increase in interest expense is primarily related to higher rates paid on interest-bearing deposits and interest expense on a larger volume of long-term debt. The rate on time deposits increased 27 basis points comparing the first six months of 2005 with the same period in 2004. Interest on long-term debt increased $223 thousand, or 75.6 percent, for the first six months of 2004, while interest on other short-term borrowings decreased $23 thousand for the first six months of 2004. This increase resulted from the additional long-term borrowings from the Federal Home Loan Bank.

Net interest income for the first six months of 2005 was relatively flat at $5.2 million compared with the same period in 2004. During the six-month period ended June 30, 2005, the Corporation's net interest margin was 3.92 percent compared with 4.28 percent for the same period in 2004.

The six-month provision for loan losses was $23 thousand more than in the comparable period of 2004.

Total noninterest expenses increased by $161 thousand for the six months ended June 30, 2005 compared with the same period in 2004. The majority of this increase in noninterest expense was related to the operating costs of the acquired banking office. The year-to-date results in 2004 only included four months of SBC's operating costs compared with a full six month's costs in 2005.

Comparison of Financial Condition Statements

At June 30, 2005, total assets were $299.6 million, a 1.9 % decrease from December 31, 2004. The majority of the decrease in assets was a result of the decreases in investment securities of $8.5 million and in cash on hand of $4.2 million partially offset by an increase of $7.1 million in loans.

The Corporation's loan portfolio of $107.1 million increased nearly 7.1 % from the December 31, 2004, level of $100.0 million. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 35.7 % of total assets.

Investment securities and other short-term investments represent 54.9 % of total assets. Investment securities decreased $8.5 million since December 31, 2004, while other short-term investments increased $301 thousand. This resulted in an overall decrease in investments of $8.2 million. A majority of the decrease in investment securities was due to maturing and called U.S. Government agency securities.

Deposits declined slightly to $218.0 million at the end of the second quarter of 2005, down $5.5 million from the same period in 2004 and down $4.5 million from the end of the year due to seasonal fluctuations in core deposit levels and some decreases in public deposits. At June 30, 2005, total deposits represented 72.8 % of total assets.

The Corporation decreased its level of short-term borrowings with the Federal Home Loan Bank during the first six months of 2005. Short-term borrowings were reduced by $5 million compared with the December 31, 2004 levels. During 2004 and the second quarter of 2005, the Corporation shifted into some longer term debt maturities to better position itself for rising rates. In June 2005, the Corporation borrowed an additional $5 million advance from the Federal Home Loan Bank with a fixed rate of 3.21% maturing June 29, 2015, which is convertible to a variable rate at the option of the Federal Home Loan Bank on June 29, 2007. The following table shows the major contractual obligations for the Corporation.

Long-term debt consist of the following:

                                             June 30,   December 31,   June 30,
                                               2005         2004         2004
Advance from Federal Home Loan Bank with
 a 3.21% fixed rate of interest maturing
 June 29, 2015.  (convertible to a
 variable rate at option of Federal Home
 Loan Bank on June 29, 2007).              $ 5,000,000  $         0  $         0

Advance from Federal Home Loan Bank with
 a 2.51% fixed rate of interest maturing
 August 18, 2005.  (transferred to
 short-term borrowings)                              0            0    3,000,000

Advance from Federal Home Loan Bank with
 a 2.85% fixed rate of interest maturing
 March 11, 2013.  (convertible to a
 variable rate at option of Federal Home
 Loan Bank on March 11, 2008).               5,000,000    5,000,000    5,000,000

Advance from Federal Home Loan Bank with
 a 4.00% fixed rate of interest maturing
 August 6, 2012, (convertible to a
 variable rate at option of Federal Home
 Loan Bank on August 6, 2007).               5,000,000    5,000,000    5,000,000

Advance from Federal Home Loan Bank with
 a 3.85% fixed rate of interest maturing
 April 30, 2014, (convertible to a
 variable rate at option of Federal Home
 Loan Bank on April 30, 2009).              10,000,000   10,000,000   10,000,000

Advance from Federal Home Loan Bank with
 a 3.08% fixed rate of interest maturing
 August 13, 2014, (convertible to a
 variable rate at option of Federal Home
 Loan Bank on August 13, 2007).              5,000,000    5,000,000            0

Advance from Federal Home Loan Bank with
 a 2.43% fixed rate of interest maturing
 October 28, 2014, (convertible to a
 variable rate at option of Federal Home
 Loan Bank on October 30, 2006).             5,000,000    5,000,000            0


Advance from Federal Home Loan Bank with
 a 5.21% fixed rate of interest due in
 annual installments maturing
 December 17, 2008.                            457,143      457,143      571,429

Note payable to MIA Company with an 8.00%
 fixed rate of interest due in annual
 installments maturing January 31, 2005.             0       60,000       60,000

Total long-term debt                       $35,457,143  $30,517,143  $23,631,429

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 2.31 % of total loans outstanding at June 30, 2005, compared with 2.51 % of loans outstanding at December 31, 2004. Non-performing assets as a percentage of total assets was

..25 %, a 51 basis point improvement over last year. Management considers the allowance for loan losses as of June 30, 2005, adequate to cover potential losses in the loan portfolio.


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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):

                                                        June 30,    June 30,
                                                          2005        2004
Commitments to extend credit                           $ 24,128    $ 17,688
Standby letters of credit and financial guarantees     $    142    $    127

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of June 30, 2005, the Corporation's one-year cumulative rate-sensitive assets represented 79 % of the cumulative rate-sensitive liabilities compared with 104 % for the same period in 2004. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. At the one year gap, the Corporation has become liability-sensitive by decreasing its levels of short-term investments and increasing its levels of longer term investments. Several callable investment securities reached their call dates and were moved to their maturity date position. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

 (a)  Date - May 24, 2005 - annual shareholders' meeting.

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


      Director Emeritus:

         Albert W. Barber
         Leo T. Barber, Jr.
         Mrs. Kenneth V. Cope
         Robert M. Duggan
         E. J. McLean, Jr.
         Earl D. Moore
         Jack Short
         Mrs. Hugh Turner



 (c)  The following matter was voted on at the annual shareholders' meeting.

                                              Number Of          Percent Of
                                             Votes Cast      Outstanding Shares
      (1)  Election Of Directors              2,696,917             82.00%

           Against                               36,076              1.32%

           Total Shares Voted                 2,732,993             83.32%

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

                                 SOUTHWEST GEORGIA FINANCIAL CORPORATION


                           BY:   /s/ George R. Kirkland
                                 __________________________________

                                 GEORGE R. KIRKLAND
                                 SENIOR VICE-PRESIDENT AND TREASURER
                                 (FINANCIAL AND ACCOUNTING OFFICER)


Date:  August 9, 2005