Form 10-Q
period 2005-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2005-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
              For the quarterly period ended September 30, 2005

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

          YES __________                             NO     X

  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

          YES __________                             NO     X

  Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                               Outstanding At October 15, 2005
Common Stock, $1 Par Value                                4,265,180

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                              TABLE OF CONTENTS

                                                                       PAGE #

PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest
 Georgia Financial Corporation as required by this Item 1.

   a. Consolidated balance sheets - September 30, 2005 (unaudited)
      and December 31, 2004 (audited).                                      2

   b. Consolidated statements of income (unaudited) - for the nine
      months and the three months ended September 30, 2005 and 2004.        3

   c. Consolidated statements of comprehensive income (unaudited) -
      for the nine months and the three months ended September 30,
      2005 and 2004.                                                        4

   d. Consolidated statements of cash flows (unaudited) for the nine
      months ended September 30, 2005 and 2004.                             5

   e. Notes to Consolidated Financial Statements                            7


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                              13

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK       23

 ITEM 4.  CONTROLS AND PROCEDURES                                          24

PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS                                                         25

 SIGNATURE                                                                 26

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                  September 30, 2005 and December 31, 2004
                                                    (Unaudited)      (Audited)
                                                   September 30,    December 31,
                                                        2005            2004
ASSETS
Cash and due from banks                             $ 13,003,731    $ 13,366,631
Interest-bearing deposits with banks                   2,707,816       5,966,691
Investment securities available for sale,
 at fair value                                        53,607,127      56,852,442
Investment securities held to maturity (estimated
 fair value of $105,306,544 and $116,029,346)        106,867,031     116,045,657
    Total investment securities                      160,474,158     172,898,099

Loans                                                109,639,626      99,957,260
Less: Unearned income                                    (41,035)        (42,531)
      Allowance for loan losses                       (2,473,966)     (2,506,837)
    Loans, net                                       107,124,625      97,407,892

Premises and equipment                                 6,762,486       6,830,392
Foreclosed assets, net                                         0          14,200
Intangible assets                                      2,837,719       3,205,882
Other assets                                           6,139,371       5,534,903

    Total assets                                    $299,049,906    $305,224,690

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  Noninterest bearing                               $ 32,650,110    $ 36,399,339
  NOW accounts                                        54,316,298      52,913,461
  Money Market                                        16,329,465      11,851,177
  Savings                                             25,410,569      28,080,860
  Certificates of deposit $100,000 and over           23,895,494      27,342,827
  Other time accounts                                 66,690,912      65,900,438
    Total deposits                                   219,292,848     222,488,102

 Other borrowed funds                                          0       8,000,000
 Long-term debt                                       35,457,143      30,517,143
 Other liabilities                                     3,682,711       4,775,688
    Total liabilities                                258,432,702     265,780,933

Stockholders' equity:
 Common stock - par value $1; authorized
  5,000,000 shares; issued 4,265,180 shares
  and 4,262,520 shares for 2004                        4,265,180       4,262,520
 Capital surplus                                      31,231,573      31,187,722
 Retained earnings                                    14,791,208      12,627,466
 Accumulated other comprehensive income                  (83,785)        525,191
 Treasury stock 1,003,312 shares for 2005 and
  983,912 shares for 2004, at cost                    (9,586,972)     (9,159,142)
    Total stockholders' equity                        40,617,204      39,443,757

    Total liabilities and stockholders' equity      $299,049,906    $305,224,690

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                          Ended September 30,
                                                          2005           2004
Interest income:
 Interest and fees on loans                           $ 2,111,190    $ 1,772,284
 Interest and dividend on securities
  available for sale                                      411,669        424,809
 Interest on taxable securities held to maturity        1,068,373      1,092,857
 Interest on tax exempt securities available for sale     158,658        156,285
 Interest on tax exempt securities held to maturity        50,731         60,877
 Interest on federal funds sold                                 0              0
 Interest on deposits with banks                           12,336         13,136
  Total interest income                                 3,812,957      3,520,248
Interest expense:
 Interest on deposits                                     888,001        613,041
 Interest federal funds purchased                           5,791            836
 Interest on other borrowings                               9,903         29,358
 Interest on long-term debt                               303,342        225,436
  Total interest expense                                1,207,037        868,671

  Net interest income                                   2,605,920      2,651,577
Provision for loan losses                                  20,000         57,514
  Net interest income after provision for loan losses   2,585,920      2,594,063

Noninterest income:
 Service charges on deposit accounts                      406,670        402,432
 Income from trust services                                81,688         86,698
 Income from retail brokerage services                     62,508         59,228
 Income from insurance services                           252,317        230,902
 Income from mortgage banking services                  1,235,786        710,394
 Net gain (loss) on disposition of assets              (   28,448)    (   96,147)
 Net gain on sale of securities                                 0              0
 Other income                                              37,567         44,416
  Total noninterest income                              2,048,088      1,437,923
Noninterest expense:
 Salaries and employee benefits                         1,856,910      1,683,314
 Occupancy expense                                        211,504        200,892
 Equipment expense                                        169,612        157,563
 Data processing expense                                  188,011        162,865
 Amortization of intangible assets                        122,721        122,938
 Other operating expenses                                 510,052        609,914
  Total noninterest expenses                            3,058,810      2,937,486

  Income before income taxes                            1,575,198      1,094,500
Provision for income taxes                                385,292        275,016
  Net income                                          $ 1,189,906    $   819,484

Earnings per share of common stock:
 Net income, basic                                    $      0.36    $      0.25
  Net income, diluted                                 $      0.36    $      0.25
 Dividends paid, basic & diluted                      $      0.13    $      0.11
Weighted average shares outstanding                     3,264,547      3,292,456
Diluted average shares outstanding                      3,285,125      3,317,257

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                         For The Nine Months
                                                          Ended September 30,
                                                          2005           2004
Interest income:
 Interest and fees on loans                           $ 5,688,934    $ 5,283,187
 Interest and dividend on securities
  available for sale                                    1,272,301      1,404,582
 Interest on taxable securities held to maturity        3,351,044      2,858,774
 Interest on tax exempt securities available for sale     476,859        468,831
 Interest on tax exempt securities held to maturity       156,642        181,863
 Interest on federal funds sold                                 0         35,044
 Interest on deposits with banks                           92,269         30,931
  Total interest income                                11,038,049     10,263,212
Interest expense:
 Interest on deposits                                   2,395,718      1,814,513
 Interest federal funds purchased                           9,291          6,778
 Interest on other borrowings                              49,063         89,533
 Interest on long-term debt                               820,731        520,134
  Total interest expense                                3,274,803      2,430,958

  Net interest income                                   7,763,246      7,832,254
Provision for loan losses                                  60,000         74,437
  Net interest income after provision for loan losses   7,703,246      7,757,817

Noninterest income:
 Service charges on deposit accounts                    1,137,916      1,167,222
 Income from trust services                               229,327        232,478
 Income from retail brokerage services                    194,400        175,626
 Income from insurance services                           818,989        818,572
 Income from mortgage banking services                  3,473,867      2,669,448
 Net gain (loss) on disposition of assets                   7,595     (  282,349)
 Net gain on sale of securities                                 0          2,914
 Other income                                             174,410        172,445
  Total noninterest income                              6,036,504      4,956,356
Noninterest expense:
 Salaries and employee benefits                         5,502,319      4,986,080
 Occupancy expense                                        619,345        578,705
 Equipment expense                                        515,866        473,928
 Data processing expense                                  543,663        599,937
 Amortization of intangible assets                        368,163        341,425
 Other operating expenses                               1,719,115      2,005,871
  Total noninterest expenses                            9,268,471      8,985,946

  Income before income taxes                            4,471,279      3,728,227
Provision for income taxes                              1,033,468        769,449
  Net income                                          $ 3,437,811    $ 2,958,778
Earnings per share of common stock:
 Net income, basic                                    $      1.05    $      0.91
  Net income, diluted                                 $      1.04    $      0.91
 Dividends paid, basic & diluted                      $      0.39    $      0.33
Weighted average shares outstanding                     3,269,402      3,252,242
Diluted average shares outstanding                      3,296,488      3,271,724



                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                          Ended September 30,
                                                          2005           2004
Net income                                            $ 1,189,906    $   819,484
Other comprehensive income, net of tax:
 Unrealized holding gains(losses) arising
    during the period                                  (  707,437)     1,108,088
 Federal income tax expense                            (  240,529)       376,750
  Other comprehensive income, net of tax:              (  466,908)       731,338

Total comprehensive income                            $   722,998    $ 1,550,822

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                          For The Nine Months
                                                          Ended September 30,
                                                          2005           2004
Net income                                            $ 3,437,811    $ 2,958,778
Other comprehensive income, net of tax:
 Unrealized holding gains(losses) arising
    during the period                                  (  922,690)        27,533
 Federal income tax expense                            (  313,714)         9,084
  Other comprehensive income, net of tax:              (  608,976)        18,449

Total comprehensive income                            $ 2,828,835    $ 2,977,227

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                          For The Nine Months
                                                          Ended September 30,
                                                          2005           2004
Cash flows from operating activities:
 Net income                                           $ 3,437,811    $ 2,958,778
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                60,000         74,437
  Depreciation                                            589,522        527,579
  Net amortization and accretion of
   investment securities                                   10,535         34,189
  Amortization of intangibles                             368,163        341,425
  Net loss (gain) on sale and disposal of assets      (     7,595)       279,434
  Funds held related to mortgage banking activities   ( 1,507,783)   ( 1,086,498)
  Increase in other assets, net                       (   580,140)   (    88,547)
  Decrease (increase) in other liabilities, net           685,192    (    46,419)
    Net cash provided by operating activities           3,055,705      2,994,378

Investing activities:
 Proceeds from maturities of securities
  held to maturity                                     11,500,000     24,530,000
 Proceeds from maturities of securities
  available for sale                                    2,571,117     16,948,051
 Proceeds from sale of securities
  available for sale                                            0          5,157
 Purchase of securities held to maturity              ( 2,325,000)   (42,583,868)
 Purchase of securities available for sale            (   255,400)   ( 1,000,000)
 Net change in loans                                  (10,016,167)     4,649,373
 Purchase of premises and equipment                   (   524,572)   ( 1,251,006)
 Proceeds from sales of other assets                      283,186        529,081
 Net change in interest-bearing deposits with banks     3,258,875    ( 5,693,979)
 Acquisition, net of cash acquired                              0    (   847,636)
    Net cash provided(used) for investing activities    4,492,039    ( 4,714,827)

Financing activities:
 Net change in deposits                               ( 3,195,254)   ( 5,502,802)
 Net change in federal funds purchased                          0    ( 2,000,000)
 Net change in short-term borrowings                  ( 8,000,000)   ( 2,000,000)
 Net change in long-term borrowings                     4,940,000     11,940,000
 Cash dividends declared                              ( 1,274,071)   ( 1,072,910)
 Proceeds from the exercise of stock options               46,511         55,062
 Payment for common stock                             (   427,830)   ( 1,355,544)
    Net cash provided(used) for financing activities  ( 7,910,644)        63,806

Increase(decrease) in cash and due from banks         (   362,900)   ( 1,656,643)
Cash and due from banks - beginning of period          13,366,631     10,959,728
Cash and due from banks - end of period               $13,003,731    $ 9,303,085

NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                   $   239,434    $   208,145
 Unrealized gain(loss) on securities
  available for sale                                  $  (608,976)   $    18,449



                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                 (UNAUDITED)
                                                          For The Nine Months
                                                          Ended September 30,
                                                          2005           2004
NONCASH INVESTING & FINANCING ACTIVITY:

Fair value of assets acquired and liabilities assumed in acquisition of First Bank Holding Company and Sylvester Banking Company:

  Federal Funds                                       $         0    $ 6,509,000
  Securities                                                          26,934,422
  Loans, net                                                          10,263,650
  Bank premises & equipment                                              588,372
  Core deposit intangibles                                             1,670,415
  Other assets                                                           334,677
  Deposits                                                           (39,834,516)
  Other liabilities                                                  (    98,384)
    Net fair value of non-cash assets & liabilities                    6,367,636
  Common stock issued for acquisition                                ( 5,520,000)
  Cash acquired from acquisition                                       3,352,364
    Cash paid for acquisition                         $         0    $ 4,200,000

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet.

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

Our strategy is
  * to maintain the diversity of our revenue, including growth in both interest and noninterest income through a broad base of business,
  * to strengthen our sales and marketing efforts while developing our employees to provide our customers with quality service,
  *  to expand our market share where opportunity exists, and
  * to grow outside of our current geographic footprint, through acquisitions, into adjacent market areas.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. Since July 2004, short-term rates increased 2.75% by September 30, 2005.

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

As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 79% of third quarter 2005 net interest income and 35% of third quarter 2005 total revenue. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts.


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

                                                                                                 Dollars in
                                                                                              thousands
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

                               Three Months Ended    Nine Months Ended
                                  September 30,         September 30,
(Dollars in thousands)            2005     2004         2005     2004
Net interest income             $ 2,606  $ 2,652      $ 7,763  $ 8,063

Net income                      $ 1,190  $   819      $ 3,438  $ 3,022

Basic earnings per share        $   .36  $   .25      $  1.05  $   .91

Diluted earnings per share      $   .36  $   .25      $  1.04  $   .91

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of September 30, 2005 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2005, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At September 30, 2005, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2005, total capital increased $1.2 million to $40.6 million. The majority of this increase was a result of net earnings growth. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 19,400 shares of its common stock during the first nine months of 2005 at an average price of $22.38 per share. There are approximately 100,000 shares authorized to be repurchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.58% as of September 30, 2005. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, repurchasing shares, and paying dividends to shareholders.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2005, was $1.190 million compared with a net income of $819 thousand for the same period in 2004, representing an increase of $371 thousand. The quarterly increase in net earnings was primarily due to higher noninterest income from the mortgage banking business compared with last year's quarterly results.

On a per share basis, net income for the third quarter was $.36 per diluted share compared with $.25 per diluted share for the same quarter in 2004. The weighted average common diluted shares outstanding for the quarter were
3.285 million, down 1.0% or 32,132 average diluted shares from the previous comparable quarter. This decrease in average quarterly diluted shares was due to the Corporation's stock repurchase program. Because of our strong capital position, we continued with the stock repurchase program that began in January 2000.

On a year-to-date basis, net income was $3.438 million compared with $2.959 million for the same period in 2004. Year-to-date earnings per diluted share were $1.04 versus $.91 for the same period in 2004. Net income for the first nine months improved 16 percent and earnings per diluted share increased 14%. Major factors contributing to the year-to-date improvement in earnings included increases of $805 thousand of mortgage banking services income and a $290 thousand improvement on the net gain (loss) on disposition of assets.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended September 30, 2005. Our return on average equity and return on average assets have increased steadily during the past four quarters as the initial costs of integrating our acquisition are behind us.

                                    3rd Qtr  2nd Qtr  1st Qtr  4th Qtr  3rd Qtr
                                      2005     2005     2005     2004     2004
Return on average total assets        1.61%    1.66%    1.32%    1.20%    1.12%
Return on average total equity       11.76%   12.50%   10.18%    9.21%    8.43%
Average shareholders' equity to
  Average total assets               13.71%   13.29%   12.97%   13.04%   13.30%
Net interest margin
  (tax equivalent)                    4.02%    3.95%    3.89%    3.90%    4.14%

Comparison of Statements of Income for the Quarter

Noninterest income, which continues to be approximately one-third of the Corporation's total revenue, was $2.048 million for the third quarter, an increase of 42.4% from the same period in 2004. The largest contributor to noninterest income, mortgage banking services, increased $526 thousand, or 74.1%, from last year's third quarter. The increase is primarily related to the timing of loan closings on projects in the pipeline. The level and timing of recognizing income from the mortgage banking business is dependant on many factors related to originating and closing relatively large commercial mortgage loans, and therefore, it may fluctuate from quarter to quarter. Currently, the mortgage banking business services a $525 million portfolio of non-recourse loans. Partially offsetting the increase in mortgage banking services were decreases in revenue from service charges on deposit accounts and insurance services.

Total interest income increased $293 thousand, or 8.3%, for the three months ended September 30, 2005 compared with the same period in 2004. This improvement for the three-month period resulted from increases in interest and fees on loans, partially offset by decreases in interest on deposits with banks and in interest and dividends on investment securities.

Total interest expense increased $339 thousand, or 39%, in the third quarter of 2005 compared with the same period in 2004. Interest on long-term debt increased $78 thousand, or 34.7%, during the third quarter of 2005, while interest on other short-term borrowings decreased $14 thousand during the
period.    Looking ahead, the challenge will be to manage funding costs in a rising rate environment. Our focus on cost discipline, retaining and expanding customer relationships, and identifying acquisition opportunities are central to the core components of our growth strategy.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 2005 decreased $46 thousand, or 1.7%, compared with the same period in 2004. Net interest income is determined primarily by the volume of earning assets and the various rate spreads between these assets and their funding sources. Most of this quarterly decrease in net interest income was due to higher costs of interest-bearing liabilities.
The Corporation's net interest margin was 4.02% for the third quarter of 2005, down 12 basis points from the same period a year ago. Much of the decrease in the net interest margin can be attributed to two factors: the merger with Sylvester Banking Company and leveraging transactions with the Federal Home Loan Bank. Sylvester Banking Company's asset yields and net interest margin at merger date were more than 100 basis points lower than the Corporation's. During 2004, the Corporation borrowed $20 million long term from the Federal Home Loan Bank and purchased U.S. Government agency bonds. The net spread on the leveraged transactions was 140 basis points, which dilutes net interest margin, but added to net interest income. Higher funding costs have impacted our ability to grow net interest income, and our challenge continues to be managing these costs in a rising rate environment. We are encouraged, though, by the stable or increasing net interest margins seen in successive quarters through the year.

Provision for loan losses was $20 thousand for the third quarter compared with $58 thousand in the same quarter of 2004.

Noninterest expense increased $121 thousand to $3.1 million when compared with the third quarter of last year. Noninterest expenses, exclusive of personnel costs, were down $53 thousand, or 4.2%, compared with the third quarter of last year. Personnel costs were $1.857 million for the quarter, an increase of 10.3%, or $174 thousand, over the same period last year.
This is a continuing trend seen throughout the year and can be attributed to incentive based compensation at the mortgage banking subsidiary, increased pension contributions, and increased staffing to replace near term retirees. Somewhat offsetting this increase in personnel costs was a $100 thousand decline in other operating expense, which was attributed primarily to the reduction in expenses related to the merged operations of Sylvester Banking Company. Overall non-interest expenses increased for the quarter 4.1% over the same period last year.

Comparison of Statements of Income for the Nine-month Period

Total noninterest income increased $1.080 million for the nine months ended September 30, 2005, compared with the same period in 2004. For the first nine months of 2005, the largest component of noninterest income, mortgage banking income, was $3.5 million, up from $2.7 million in 2004. Also, income from retail brokerage services increased $18 thousand to $194 thousand, and net gain (loss) on disposition of assets improved to $8 thousand compared with a loss of $282 thousand in the first nine months of 2004. The majority of the loss in 2004 was the result of a loss on the sale of bank property in the first quarter of last year. The nine-month increase in noninterest income was partially offset by decreases in income from service charges on deposit accounts and trust services.

For the first nine months of 2005, total interest income increased $775 thousand when comparing it with the same period in 2004. The basis for the increase in the nine-month period of 2005 was primarily due to increases in both interest and fees on loans and interest and dividends on investment securities. The average volume of investment securities (mainly U.S. Government Agencies) increased $17.5 million for the nine-month period compared with the same period last year. The majority of this growth in securities was related to the acquisition of Sylvester Banking Company (SBC) in February 2004.

The total interest expense for the nine-month period ended September 30, 2005 increased $844 thousand, or 34.7%, compared with the same period in 2004. Over this period, the average balances on interest-bearing deposits increased $3.5 million, or 1.9%. However, the increase in interest expense was primarily related to higher rates paid on interest-bearing deposits and increased interest expense on a larger volume of long-term debt. The rate on time deposits increased 53 basis points comparing the first nine months of 2005 with the same period in 2004. Interest on long-term debt increased $301 thousand, or 57.9%, for the first nine months of 2004, while interest on other short-term borrowings decreased $39 thousand for the first nine months of 2004. This increase resulted from the additional long-term borrowings from the Federal Home Loan Bank.

Net interest income for the first nine months of 2005 declined slightly to $7.8 million compared with the same period in 2004. During the nine-month period ended September 30, 2005, the Corporation's net interest margin was 3.95% compared with 4.23% for the same period in 2004.

The nine-month provision for loan losses was $14 thousand less than in the comparable period of 2004.

Total noninterest expenses increased by $282 thousand for the nine months ended September 30, 2005 compared with the same period in 2004. The majority of the increase in noninterest expense was related to the operating costs of the acquired banking office and to incentive-based compensation at the mortgage banking subsidiary. The year-to-date results in 2004 only included seven months of SBC's operating costs compared with a full nine month's costs in 2005.

Comparison of Financial Condition Statements

At September 30, 2005, total assets were $299.1 million, a 2.0% decrease from December 31, 2004. The majority of the decrease in assets was a result of declines in investment securities of $12.4 million and interest-bearing deposits with banks of $3.3 million. These declines were partially offset by an increase of $9.7 million in loans.

The Corporation's loan portfolio of $109.6 million increased nearly 9.7% from the December 31, 2004, level of $100.0 million. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 36.7% of total assets.

Investment securities and other short-term investments represent 54.6% of total assets. Investment securities and short-term investments decreased $12.4 million and $3.3 million since December 31, 2004, respectively. This resulted in an overall decrease in investments of $15.7 million. A majority of the decrease in investment securities was due to maturing and called U.S. Government agency securities.

Deposits increased slightly to $219.3 million at the end of the third quarter of 2005, up $2.1 million from the same period in 2004 and down $3.2 million from the end of the year due to seasonal fluctuations in core deposit levels and some decreases in public deposits. At September 30, 2005, total deposits represented 73.3% of total assets.

The Corporation decreased its level of short-term borrowings with the Federal Home Loan Bank during the first nine months of 2005. Short-term borrowings were reduced by $8 million compared with the December 31, 2004 levels. During 2004 and the second quarter of 2005, the Corporation shifted borrowings to longer term debt maturities to be better positioned for rising interest rates. In June 2005, the Corporation borrowed an additional $5 million advance from the Federal Home Loan Bank with a fixed rate of 3.21% maturing June 29, 2015, which is convertible to a variable rate at the option of the Federal Home Loan Bank on June 29, 2007. The following table shows the major contractual obligations for the Corporation.

Long-term debt consist of the following:

                                        September 30, December 31,  September 30,
                                            2005         2004           2004
Advance from Federal Home Loan Bank
 with a 3.21% fixed rate of interest
 maturing June 29, 2015.
 (convertible to a variable rate at
 option of Federal Home Loan Bank on
 June 29, 2007).                        $ 5,000,000   $         0   $         0

Advance from Federal Home Loan Bank
 with a 2.85% fixed rate of interest
 maturing March 11, 2013.
 (convertible to a variable rate at
 option of Federal Home Loan Bank on
 March 11, 2008).                         5,000,000     5,000,000     5,000,000

Advance from Federal Home Loan Bank
 with a 4.00% fixed rate of interest
 maturing August 6, 2012,
 (convertible to a variable rate at
 option of Federal Home Loan Bank on
 August 6, 2007).                         5,000,000     5,000,000     5,000,000

Advance from Federal Home Loan Bank
 with a 3.85% fixed rate of interest
 maturing April 30, 2014,
 (convertible to a variable rate at
 option of Federal Home Loan Bank on
 April 30, 2009).                        10,000,000    10,000,000    10,000,000

Advance from Federal Home Loan Bank
 with a 3.08% fixed rate of interest
 maturing August 13, 2014,
 (convertible to a variable rate at
 option of Federal Home Loan Bank on
 August 13, 2007).                        5,000,000     5,000,000     5,000,000

Advance from Federal Home Loan Bank
 with a 2.43% fixed rate of interest
 maturing October 28, 2014,
 (convertible to a variable rate at
 option of Federal Home Loan Bank on
 October 30, 2006).                       5,000,000     5,000,000             0

Advance from Federal Home Loan Bank
 with a 5.21% fixed rate of interest
 due in annual installments maturing
 December 17, 2008.                         457,143       457,143       571,429

Note payable to MIA Company with an
 8.00% fixed rate of interest due
 in annual installments maturing
 January 31, 2005.                                0        60,000        60,000

Total long-term debt                    $35,457,143   $30,517,143   $25,631,429

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention. Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 2.26% of total loans outstanding at September 30, 2005, compared with 2.51% of loans outstanding at

December 31, 2004. Non-performing assets as a percentage of total assets was .16%, a 54 basis point improvement over last year. Management considers the allowance for loan losses as of September 30, 2005, adequate to cover potential losses in the loan portfolio.


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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):

                                                 September 30,   September 30,
                                                    2005            2004
Commitments to extend credit                     $ 32,578        $ 21,021
Standby letters of credit and
 financial guarantees                            $    282        $    127

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Corporation's primary market risk lies within its exposure to interest rate movement. The Corporation has no foreign currency exchange rate risk,
commodity price risk, or any other material market risk.   The Corporation
has no trading investment portfolio. As a result, it does not hold any market risk-sensitive instruments, which would be subject to a trading environment characterized by volatile short-term movements in interest rates. Also, the Corporation has no interest rate swaps, or other derivative instruments, that are either designated and effective as hedges or modify the interest rate characteristics of specified assets or liabilities. The Corporation's primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, the Corporation seeks to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. The Corporation attempts to accomplish this objective by structuring the balance sheet so differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation's interest rate risk management is carried out by the Asset/Liability Management Committee operating under policies and guidelines established by Management. The Corporation maintains an investment portfolio that staggers maturities and provides flexibility over time in managing exposure to changes in interest rates. At any point in time, any imbalances in the repricing opportunities constitute a financial institution's interest rate sensitivity.

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of September 30, 2005, the Corporation's one-year cumulative rate-sensitive assets represented 78% of the cumulative rate-sensitive liabilities compared with 112% for the same period in 2004. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. At the one year gap, the Corporation has become liability-sensitive by decreasing its levels of short-term investments and increasing its levels of longer term investments. Several callable investment securities reached their call dates and were moved to their maturity date position. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

                                     SOUTHWEST GEORGIA FINANCIAL CORPORATION


                                BY:   /s/George R. Kirkland
                                     ----------------------------------
                                     GEORGE R. KIRKLAND
                                     SENIOR VICE-PRESIDENT AND TREASURER
                                     (FINANCIAL AND ACCOUNTING OFFICER)


Date:  November 7, 2005