Form 10-K
period 2005-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2006-03-31
CIK 315849

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                  Form 10-K

    [ X ]   Annual report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                  For the fiscal year ended December 31, 2005

   [   ]   Transition report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

       For the transition period from ______________ to ______________.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  Yes [   ]  No [X]

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]     No [     ]

Indicate by check mark if disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2005: $47,600,257 based on 2,368,172 shares at the price of $20.10 per share.

As of March 24, 2006, 4,267,680 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement for the 2006 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.

                   SOUTHEST GEORGIA FINANCIAL CORPORATION

                                 Form 10-K

                    For the year ended December 31, 2005

                                  CONTENTS

PART I
   Item 1.   Business
   Item 1A.  Risk Factors
   Item 1B.  Unresolved Staff Comments
   Item 2.   Properties
   Item 3.   Legal Proceedings
   Item 4.   Submission of Matters to a Vote of Security Holders

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

General

The Corporation is a registered bank holding company. All of the Corporation's activities are currently conducted by the Bank and Empire.
The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, Mastercard and VISA accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust and investment division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the trust and investment area has a securities sales department which offers full service brokerage and operates under the direction and the authority of Raymond James Financial Services, Inc. The Bank operates Southwest Georgia Insurance Services Division, an insurance agency that offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, is a commercial mortgage banking firm that offers commercial mortgage banking services.

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

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2005, the Corporation's deposit base, totaling $221,844,391, consisted of $36,909,869 in noninterest-bearing demand deposits (16.6% of total deposits), $68,684,347 in interest-bearing demand deposits including money market accounts (31.0% of total deposits), $25,481,261 in savings deposits (11.5% of total deposits), $67,077,882 in time deposits in amounts less than $100,000 (30.2% of total deposits), and $23,691,032 in time deposits of $100,000 or more (10.7 % of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank's customers.
Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2005, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 7.8%, 80.4% and 11.8%, respectively, of the Bank's total loan portfolio.

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

Servicing and Origination Fees on Loans

The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and are recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2005, Bank revenue received from mortgage banking services was $4,416,543 compared with $3,611,755 in 2004. All of this income was from Empire except for $43,736 in 2005 and $29,905 in 2004, which was mortgage banking income from the Bank.

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

Asset/Liability Management

The Asset/Liability Management Committee (ALCO) is charged with establishing policies to manage the assets and liabilities of the Bank. The Board's Loan Committee acts as oversight to ALCO. Its task is to manage asset growth, net interest margin, liquidity, and capital in order to maximize income and reduce interest rate risk. To meet these objectives while maintaining prudent management of risks, the ALCO directs the Bank's overall acquisition and allocation of funds. At its monthly meetings, the ALCO reviews and discusses the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the local, state, and national economy.

Investment Policy

The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality, and regulatory constraints. The policy is reviewed periodically by the Board of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved monthly by the Board of Directors.

Employees

The Bank had 118 full-time employees at December 31, 2005. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

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

The Bank ranks first in market share in Colquitt and Baker Counties, third in Worth County, and has a growing presence in Thomas County.

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

Payment of Dividends

The Corporation is a legal entity separate and distinct from the Bank. Most of the revenue of the Corporation results from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank to the Corporation, as well as by the Corporation to its shareholders.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of the Bank's total capital in relation to its assets, deposits, and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. For 2005, the Corporation's cash dividend payout to stockholders was $1.7 million, or 39.2% of net income.

Supervision and Regulation

The following is an explanation of the supervision and regulation of the Corporation and the Bank as financial institutions. This explanation does not purport to describe state, federal or American Stock Exchange (the "Amex") supervision and regulation of general business corporations or Amex listed companies.

The Corporation is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the "Act"). The Corporation is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.

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

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the "GLB Act") relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed "financial in nature" include:

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

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the bank holding company restrictions of the Bank Holding Company Act.

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

The Corporation has no current plans to register as a financial holding company.

The Corporation must also register with the DBF and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of the Corporation and the Bank and related matters. The DBF may also require such other information as is necessary to keep itself informed as to whether the provisions of Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Corporation and the Bank.

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

A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the "USA Patriot Act") imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to the Corporation and the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Capital Adequacy

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk.
Banks and bank holding companies are required to have (1) a minimum level of total capital to risk-weighted assets of eight percent; (2) a minimum Tier I Capital to risk-weighted assets of four percent; and (3) a minimum stockholders' equity to risk-weighted assets of four percent. In addition, the Federal Reserve and the FDIC have established a minimum three percent leverage ratio of Tier I Capital to total assets for the most highly rated banks and bank holding companies. "Tier I Capital" generally consists of common equity not including unrecognized gains and losses on securities, minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve consider interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a total risk-based capital ratio of at least 10 %, a Tier I risk-based ratio of at least 6 %, and a leverage ratio of at least 5 %; (2) an "adequately capitalized" institution has a total risk-based ratio of at least 8 %, a Tier I risk-based ratio of at least 4 %, and a leverage ratio of at least 4 %; (3) an "undercapitalized" institution has a total risk-based capital ratio of under 8 %, a Tier I risk-based capital ratio of under 4 %, or a leverage ratio of under 4 %; (4) a "significantly undercapitalized" institution has a total risk-based capital ratio of under 6 %, a Tier I risk-based ratio of under 3 %, or a leverage ratio of under 3 %; and (5) a "critically undercapitalized" institution has a leverage ratio of 2 % or less. An institution in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital. The Bank, at December 31, 2005, would be considered to be a "well capitalized" institution.

Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital.

Available Information

The Corporation is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports, proxy statements, and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549. You may also obtain copies of the reports, proxy statements, and other information from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330. The SEC maintains a World Wide Web site on the Internet at www.sec.gov where you can access reports, proxy, information and registration statements, and other information regarding Corporations that file electronically with the SEC through the EDGAR system.

The Corporation's Internet website address is www.sgfc.com.

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors.

Executive Officers of the Corporation

The principal executive officers of the Corporation and their ages, positions with the Corporation, and terms of office as of January 31, 2006, are as follows:

                                                               Officer Of The
     Name (Age)               Principal Position              Corporation Since
DeWitt Drew             Chief Executive Officer and President         1999
  (49)                  of the Corporation and Bank

John J. Cole, Jr.	Executive Vice President of the	1984
  (55)                  Corporation and Executive Vice President
                        and Cashier of the Bank

J. David Dyer, Jr.      Senior Vice President of the Corporation      2002
  (58)                  and Bank and Chief Executive Officer
                        and President of Empire

George R. Kirkland      Senior Vice President and Treasurer           1991
  (55)                  of the Corporation and Senior Vice
                        President and Comptroller of the Bank

C. Wallace Sansbury     Senior Vice President of the Corporation      1996
  (63)                  and Bank

Randall L. Webb, Jr.    Senior Vice President of the Corporation      1994
  (57)                  and Bank

Geraldine A. Ferrone    Senior Vice President of the Corporation      1995
  (59)                  and Bank

J. Larry Blanton        Senior Vice President of the Corporation      2000
  (59)                  and Bank

Susan T. Whittle        Senior Vice President of the Corporation      2001
  (47)                  and Bank

Robert M. Carlton, Jr.  Senior Vice President of the Corporation      1995
  (64)                  and Bank

Morris I. Bryant        Senior Vice President of the Corporation      2004
  (64)                  and Bank

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

Mr. Dyer became Senior Vice President of the Bank and Corporation in 2002. He also serves as Chief Executive Officer and President of Empire, a wholly owned subsidiary of the Bank. Mr. Dyer has served as Chief Executive Officer and President of Empire since forming the firm in 1985.

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

Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2005, 2004, and 2003, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

                                                Year Ended December 31, 2005
                                             Average
                                             Balance       Interest       Rate
                                                    (Dollars in thousands)
ASSETS
Cash and due from banks                     $ 11,462       $     -          - %
Earning assets:
 Interest-bearing deposits with banks          5,715           182        3.18%
 Loans, net (a) (b) (c)                      102,071         7,719        7.56%
 Taxable investment securities
  held to maturity                           142,654         5,973        4.19%
 Nontaxable investment securities
  held to maturity (c)                         5,313           314        5.91%
 Nontaxable investment securities
  available for sale (c)                      14,690           955        6.50%
 Other investment securities                   2,215            92        4.15%
 Federal funds sold                              253            10        3.95%
Total earning assets                         272,911        15,245        5.59%

Premises and equipment                         6,771
Other assets                                   9,250
Total assets                                $300,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                             $ 35,422       $     -          - %

Interest-bearing liabilities:
 Savings deposits                             94,476         1,115        1.18%
 Time deposits                                91,215         2,279        2.50%
 Federal funds purchased                         256             9        3.52%
 Other borrowings                             34,968         1,173        3.35%
Total interest-bearing liabilities           220,915         4,576        2.07%
Other liabilities                              4,449
Total liabilities                            260,786

Common stock                                   4,264
Surplus                                       31,220
Retained earnings                             13,566
Less treasury stock                           (9,442)
Total shareholders' equity                    39,608
Total liabilities and shareholders' equity   300,394
Net interest income and margin                             $10,669        3.91%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees as follows:  2005 - $534,000.
(c)  Reflects taxable equivalent adjustments using a tax rate of 34%.

Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials (continued)

                                               Year Ended December 31, 2004
                                            Average
                                            Balance       Interest        Rate
                                                  (Dollars in thousands)
ASSETS
Cash and due from banks                     $ 10,137       $     -          - %
Earning assets:
 Interest-bearing deposits with banks          5,476            81        1.48%
 Loans, net (a) (b) (c)                       99,716         7,002        7.02%
 Taxable investment securities
  held to maturity                           131,496         5,787        4.40%
 Nontaxable investment securities
  held to maturity (c)                         6,014           365        6.07%
 Nontaxable investment securities
  available for sale (c)                      14,869           941        6.33%
 Other investment securities                   1,428            50        3.50%
 Federal funds sold                            3,190            35        1.10%
Total earning assets                         262,189        14,261        5.44%

Premises and equipment                         6,460
Other assets                                   9,082
Total assets                                $287,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                             $ 34,628       $     -          - %
Interest-bearing liabilities:
 Savings deposits                             87,827           693        0.79%
 Time deposits                                95,911         1,789        1.87%
 Federal funds purchased                         520             7        1.35%
 Other borrowings                             27,525           912        3.31%
Total interest-bearing liabilities           211,783         3,401        1.61%
Other liabilities                              3,274
Total liabilities                            249,685

Common stock                                   3,607
Surplus                                       14,343
Retained earnings                             28,668
Less treasury stock                           (8,435)
Total shareholders' equity                    38,183
Total liabilities and shareholders' equity  $287,868
Net interest income and margin                             $10,860        4.14%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees as follows:   2004 - $453,000.
(c)  Reflects taxable equivalent adjustments using a tax rate of 34 %.

Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials (continued)

                                               Year Ended December 31, 2003
                                            Average
                                            Balance       Interest        Rate
                                                 (Dollars in thousands)
ASSETS
Cash and due from banks                     $  9,582       $     -          - %
Earning assets:
 Interest-bearing deposits with banks          4,071            43        1.06%
 Loans, net (a) (b) (c)                       97,464         7,309        7.50%
 Taxable investment securities
  held to maturity                            98,408         4,946        5.03%
 Nontaxable investment securities
  held to maturity (c)                         3,738           247        6.61%
 Nontaxable investment securities
  available for sale (c)                      14,709           928        6.31%
 Other investment securities                   1,173            46        3.92%
 Federal funds sold                              135             2        1.48%
Total earning assets                         219,698        13,521        6.15%

Premises and equipment                         5,352
Other assets                                   7,229
Total assets                                $241,861

LIABILITIES AND SHAREHOLDERS' EQUITY
Demand deposits                             $ 25,844       $     -          - %
Interest-bearing liabilities:
 Savings deposits                             69,079           660        0.96%
 Time deposits                                90,999         2,062        2.27%
 Federal funds purchased                         249             3        1.20%
 Other borrowings                             19,121           663        3.47%
Total interest-bearing liabilities           179,448         3,388        1.89%
Other liabilities                              3,332
Total liabilities                            208,624

Common stock                                   3,301
Surplus                                        7,149
Retained earnings                             30,021
Less treasury stock                           (7,234)
Total shareholders' equity                    33,237
Total liabilities and shareholders' equity  $241,861
Net interest income and margin                             $10,133        4.61%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees as follows:  2003 - $385,000.
(c)  Reflects taxable equivalent adjustments using a tax rate of 34 %.

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

                                                                   Due To
                                                    Increase   Changes In (a)
                                   2005      2004  (Decrease)  Volume     Rate
                                             (Dollars in thousands)
Interest earned on:
 Interest-bearing deposits
  with banks                     $   182   $    81   $  101   $    4     $  97
 Loans, net (b)                    7,719     7,002      717      168       549
 Taxable investment
  securities held to maturity      5,973     5,787      186      425      (239)
 Nontaxable investment
  securities held to
  maturity (b)                       314       365      (51)     (41)      (10)
 Nontaxable investment
  securities available
  for sale (b)                       955       941       14      (11)       25
 Other investment securities          92        50       42       32        10
 Federal funds sold                   10        35      (25)      14       (39)

Total interest income             15,245    14,261      984      591       393

Interest paid on:
 Savings deposits                  1,115       693      422       56       366
 Time deposits                     2,279     1,789      490      (84)      574
 Federal funds purchased               9         7        2       (1)        3
 Other borrowings                  1,173       912      261      250        11

Total interest expense             4,576     3,401    1,175      221       954

Net interest earnings            $10,669   $10,860   $ (191)  $  370     $(561)


                                                                   Due To
                                                    Increase   Changes In (a)
                                   2004      2003  (Decrease)  Volume     Rate
                                              (Dollars in thousands)
Interest earned on:
 Interest-bearing deposits
  with banks                     $    81   $    43   $   38   $   18     $  20
 Loans, net (b)                    7,002     7,309     (307)     174      (481)
 Taxable investment
  securities held to maturity      5,787     4,946      841    1,340      (499)
 Nontaxable investment
  securities held to
  maturity (b)                       365       247      118      136       (18)
 Nontaxable investment
  securities available
  for sale (b)                       941       928       13       10         3
 Other investment securities          50        46        4        8        (4)
 Federal funds sold                   35         2       33       34        (1)

Total interest income             14,261    13,521      740    1,720      (980)

Interest paid on:
 Savings deposits                    693       660       33       94       (61)
 Time deposits                     1,789     2,062     (273)     121      (394)
 Federal funds purchased               7         3        4        4         0
 Other borrowings                    912       663      249      279       (30)

Total interest expense             3,401     3,388       13      498      (485)

Net interest earnings            $10,860   $10,133   $  727   $1,222     $(495)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34% for 2005, 2004, and 2003 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                               Year Ended December 31,
                                         2005           2004            2003
                                               (Dollars in thousands)
Securities held to maturity:
U. S. Government Agencies               $100,002       $108,508       $  47,542
State and municipal                        6,777          7,538           7,153

Total securities held to maturity       $106,779       $116,046       $  54,695

Securities available for sale:
Equity securities                       $  1,043      $   1,033       $   1,041
U. S. Government Agencies                 32,925         38,813          53,998
State and municipal                       13,500         13,836          13,922
Mortgage backed                              575            861           1,399

Total securities available for sale     $ 48,043      $  54,543       $  70,360

The following table shows the maturities of debt securities at December 31, 2005, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities.

                                          MATURITY
                                After One        After Five
                  Within        But Within       But Within         After
                 One Year       Five Years       Ten Years        Ten Years

              Amount  Yield    Amount  Yield    Amount  Yield   Amount  Yield

Debt Securities:                    (Dollars in thousands)
U. S.
 Government
 Agencies    $ 6,010  5.30%  $109,147  3.89%  $ 17,770  4.42%  $     -    - %
State and
 municipal        90  7.50%     1,429  6.51%    17,515  6.64%    1,243  6.20%
Mortgage
 backed            -    - %       229  5.72%       346  6.44%        -    - %

Total        $ 6,100  5.33%  $110,805  3.93%  $ 35,631  5.53%  $ 1,243  6.20%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2005 and 2004, securities carried at approximately $25,699,000 and $23,591,000 were pledged to secure public and trust deposits, as required by law, and $35,437,000 and $38,547,000 were pledged to secure Federal Home Loan Bank advances.


Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan.

                                           Year Ended December 31,
                                2005      2004      2003       2002       2001
                                          (Dollars in thousands)
Commercial, financial and
 agricultural                $ 12,370   $ 7,395   $ 8,312   $  9,020   $ 10,887
Real estate:
 Construction loans            10,669     3,793     1,235        253        255
 Commercial mortgage loans     33,869    40,385    42,969     47,219     54,178
 Residential loans             33,773    33,968    30,244     33,900     38,751
 Agricultural loans             5,851     5,621     4,851      5,333      7,524
 Consumer & Other               8,143     8,795     9,550     10,263     10,014
   Total loans                104,675    99,957    97,161    105,988    121,609
Less:
 Unearned income                   40        42        46         54         60
 Allowance for loan losses      2,454     2,507     2,338      1,900      1,883

   Net loans                 $102,181   $97,408   $94,777   $104,034   $119,666

The following table shows maturities and interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio, excluding real estate mortgage and consumer loans at December 31, 2005.

                                                     Commercial,
                                                      Financial
                                                  Agricultural, and
                                                     Construction
						(Dollars in thousands)
Distribution of loans which are due:
  In one year or less                                $   4,825
  After one year but within five years                  15,322
  After five years                                       2,892

  Total                                              $  23,039

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2005.

                              Loans With
                            Predetermined     Loans With
                                Rates       Floating Rates       Total
                                        (Dollars in thousands)
  Commercial, financial
     and agricultural         $ 14,571         $ 3,643          $ 18,214

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

                                      Nonperforming loans
                     Non-    Past-      Renego-   Potential
                   accrual    Due       tiated     Problem           Foreclosed
                    Loans    Loans      Loans       Loans     Total    Assets
					(Dollars in thousands)
December 31, 2005  $  103    $  5        $52        $172     $  332    $    0
December 31, 2004  $1,387    $  4        $ 9        $163     $1,563    $   14
December 31, 2003  $1,012    $  0        $60        $414     $1,486    $1,203
December 31, 2002  $1,529    $  3        $ 0        $408     $1,940    $1,982
December 31, 2001  $  424    $178        $ 0        $ 52     $  654    $3,545

The Corporation follows a policy of continuing to accrue interest on consumer and bank card loans that are contractually past due over 90 days up to the time the loans are considered uncollectible and the loan amount is charged against the allowance for loan losses.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses. There were no charge-offs or recoveries of real estate construction loans for the periods presented.

                                            Year Ended December 31,

                                  2005      2004     2003      2002      2001
                                             (Dollars in thousands)
Average loans outstanding       $104,552  $102,208  $99,589  $114,586  $123,668

Amount of allowance for
 loan losses at beginning
 of period                      $  2,507  $  2,338  $ 1,900  $  1,883  $  1,795
Amount of loans charged off
 during period:
 Commercial, financial and
  agricultural                        24         0       37       226        69
 Real estate:
  Commercial                           0        79        0         0         0
  Residential                         51        25       71       113        18
  Agricultural                         0         0        0         0         0
 Installment                         151       176      169       258       261

Total loans charged off              226       280      277       597       348

Amount of recoveries during
 period:
 Commercial, financial, and
  agricultural                         1        88      147        25        18
 Real estate:
  Commercial                          61        17        0         0         0
  Residential                          1        13       14         5         2
  Agricultural                         0         0        0         0         0
 Installment                          30        65       37        50        36

Total loans recovered                 93       183      198        80        56

Net loans charged off
 during period                       133        97       79       517       292
Additions to allowance for
 loan losses charged to
 operating expense during
 period                               80        92      517       534       380
Purchased reserve                      0       174        0         0         0

Amount of allowance for
 loan losses at end
 of period                      $  2,454  $  2,507  $ 2,338  $  1,900  $  1,883


Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                         .13%      .10%     .08%      .45%      .24%

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

                   December 31, 2005   December 31, 2004    December 31, 2003
                               % of                 % of                 % of
                               Total                Total                Total
  Category         Allocation  Loans   Allocation   Loans   Allocation   Loans
                                     (Dollars in thousands)
Domestic:
Commercial,
 financial
 and agricultural   $  290     11.8%     $  186     7.4%      $  199     8.5%
Real estate:
 Construction          250     10.2%         95     3.8%          30     1.3%
 Commercial            793     32.3%      1,016    40.4%       1,034    44.2%
 Residential           793     32.3%        852    34.1%         727    31.1%
 Agricultural          137      5.6%        140     5.6%         117     5.0%
Installment            191      7.8%        218     8.7%         231     9.9%

Total               $2,454    100.0%     $2,507   100.0%      $2,338   100.0%

                   December 31, 2002   December 31, 2001
                               % of                 % of
                               Total                Total
  Category         Allocation  Loans   Allocation   Loans
                           (Dollars in thousands)
Domestic:
Commercial,
 financial
 and agricultural   $  161      8.5%     $  169     9.0%
Real estate:
 Construction            5       .2%          4      .2%
 Commercial            847     44.6%        838    44.5%
 Residential           608     32.0%        600    31.9%
 Agricultural           95      5.0%        117     6.2%
Installment            184      9.7%        155     8.2%

Total               $1,900    100.0%     $1,883   100.0%

                                    -23-

The calculation is based upon total loans including unearned interest. Management believes that the portfolio is well diversified and, to a large extent, secured without undue concentrations in any specific risk area. Control of loan quality is regularly monitored by management, the loan committee, and is reviewed by the Bank's Board of Directors which meets monthly. Independent external review of the loan portfolio is provided by examinations conducted by regulatory authorities. The amount of additions to the allowance for loan losses charged to operating expense for the periods indicated were based upon many factors, including actual charge offs and evaluations of current and prospective economic conditions in the market area. Management believes the allowance for loan losses is adequate to cover any potential loan losses.

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

                                           Year Ended December 31,
                                    2005            2004            2003
                                           (Dollars in thousands)
Noninterest-bearing
 demand deposits                 $  35,422       $  34,628       $  25,844

NOW accounts                        53,452          48,961          35,831
Money market deposit
 accounts                           13,459          12,020          14,386
Savings                             27,565          26,846          18,861
Time deposits                       91,215          95,911          90,999

Total interest-bearing             185,691         183,738         160,077

Total average deposits           $ 221,113       $ 218,366       $ 185,921

The maturity of certificates of deposit of $100,000 or more as of December 31, 2005, are presented below.

                                                  (Dollars in thousands)
3 months or less                                         $  7,302
Over 3 months through 6 months                              4,723
Over 6 months through 12 months                             6,600
Over 12 months                                              5,066
Total outstanding certificates of
 deposit of $100,000 or more                             $ 23,691

Return On Equity and Assets

Certain financial ratios are presented below.

                                       Year Ended December 31,
                                  2005          2004          2003
Return on average assets          1.44%         1.34%         1.03%

Return on average equity         10.93%        10.12%         7.46%

Dividend payout ratio
 (dividends declared
 divided by net income)          39.22%        38.79%        53.57%

Average equity to average
 assets ratio                    13.19%        13.26%        13.74%

Item 1A.  Risk Factors

An investment in the Corporation's common stock and the Corporation's financial results are subject to a number of risks. Investors should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K and the documents incorporated by reference. Additional risks and uncertainties, including those generally affecting the industry in which the Corporation operates and risks that management currently deems immaterial may arise or become material in the future and affect the Corporation's business.

Recent performance may not be indicative of future performance.

The Corporation may not be able to sustain its profitability. Various factors, such as economic conditions, regulatory and legislative considerations, competition and the ability to find and retain people, may impede its ability to remain profitable.

A deterioration in asset quality could have an adverse impact on the Corporation.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank's loan portfolio, over 80% of which is secured by real estate, could affect the ability of customers to repay their loans. The Bank's loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Corporation's business, financial condition, results of operations, or liquidity.

Changes in prevailing interest rates may negatively affect the results of operations of the Corporation and the value of the its assets.

The Corporation's earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Corporation's products and services. In addition, interest-bearing liabilities may re-price or mature more slowly or more rapidly or on a different basis than interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see
Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

Changes in the level of interest rates may also negatively affect the value of the Corporation's assets and its ability to realize book value from the sale of those assets, all of which ultimately affect earnings.

If the Corporation's allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.

The Bank's loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation's operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

Technology difficulties or failures could have a material adverse effect on the Corporation.

The Corporation depends upon data processing, software, communication and information exchange on a variety of computing platforms and networks and over the internet. The Corporation cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers. Any of these results could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

The Corporation's business is subject to the success of the local economies and real estate markets in which it operates.

The Corporation's banking operations are located in southwest Georgia. Because of the geographic concentration of its operations, the Corporation's success significantly depends largely upon economic conditions in this area, which include volatility in the agriculture market, influx and outflow of major employers in the area, minimal population growth throughout the region. Deterioration in economic conditions in the communities in which the Corporation operates could adversely affect the quality of the Corporation's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

The Corporation may face risks with respect to its ability to execute its business strategy.

The financial performance and profitability of the Corporation will depend on its ability to execute its strategic plan and manage its future growth. Moreover, the Corporation's future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, these issues could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

The Corporation depends on its key personnel, and the loss of any of them could adversely affect the Corporation.

The Corporation's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including G. DeWitt Drew, President and CEO, John J. Cole, Jr., Executive Vice President, J. David Dyer, Senior Vice President and President of Empire, and George R. Kirkland, Senior Vice President & Treasurer, could have a material adverse effect on the Corporation's business, financial condition, and results of operations or liquidity.

Competition from financial institutions and other financial service providers may adversely affect the Corporation.

The banking business is highly competitive, and the Corporation experiences competition in its markets from many other financial institutions. The Corporation competes with these other financial institutions both in attracting deposits and in making loans. Many of its competitors are well-established, larger financial institutions that are able to operate profitably with a narrower net interest margin and have a more diverse revenue base. The Corporation may face a competitive disadvantage as a result of its smaller size, lack of geographic diversification and inability to spread costs across broader markets. There can be no assurance that the Corporation will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

Changes in government regulation or monetary policy could adversely affect the Corporation.

The Corporation and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Corporation conducts its banking business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Corporation's securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Corporation. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Corporation, and any unfavorable change in these conditions could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity. See Part I, Item 1, "Supervision and Regulation."

Item 1B.  Unresolved Staff Comments

The Corporation does not have any written comments made by the Securities Exchange Commission staff in connection with a review of any of its reports.

Item 2.  Properties

The executive offices of the Corporation and the main banking office of the Bank are located in a 22,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. The Bank's Operations Center is located at 10 Second Avenue, Moultrie, Georgia. The Trust and Investment Division of the Bank is located at 25 Second Avenue, Moultrie, Georgia. A building located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia, has been renovated for the Bank's Administrative Services offices, training and meeting rooms, record storage, and the drive-thru teller facility.

Southwest Georgia Bank Property Table
                                                                         Square
Name                               Address                                Feet
Main Office                        201 First Street, SE,
                                   Moultrie, GA  31768                   22,000
Operations Center                  10 Second Avenue, SE,
                                   Moultrie, GA  31768                    5,000
Trust & Investment Office          25 Second Avenue, SE,
                                   Moultrie, GA  31768                   11,000
Administrative Services            205 Second Street, SE,
                                   Moultrie, GA  31768                   15,000
Southwest Georgia Ins.             501 South Main Street,
 Services                          Moultrie, GA  31768                    5,600
Baker County Bank                  Highway 91, Newton, GA  31717          4,400
Bank of Pavo                       1102 West Harris Street,
                                   Pavo, GA  31778                        3,900
Sylvester Banking Company          300 North Main Street,
                                   Sylvester, GA  31791                  12,000
Empire Financial Services          121 Executive Parkway,
                                   Milledgeville, GA  31061               2,700

All the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in each of the Baker County, Thomas County, and Worth County branch offices, and one additional automated teller machine located in Doerun, Georgia. These automated teller machines are linked to the STAR network of automated teller machines.

Item 3.  Legal Proceedings

There are no material pending legal proceedings to which the Corporation or the Bank is a party or to which any of their property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted during the fourth quarter of 2005 for a vote of the security holders through the solicitation of proxies or otherwise.

                                   PART II

Item 5. Market for Corporation's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Common Stock Market Prices

The Corporation's common stock trades on the American Stock Exchange under the symbol "SGB". The closing price on December 31, 2005, was $21.85. Below is a schedule of the high and low stock prices for each quarter of 2005 and 2004.

                                        2005
For The
Quarter         Fourth          Third           Second          First
High		$22.30		$21.80		$23.25		$24.00

Low		$20.50		$19.65		$20.10		$22.00

                                        2004
For The
Quarter         Fourth          Third*          Second*         First*
High		$23.99		$24.33		$21.25		$20.00

Low		$21.58		$20.08		$19.33		$18.12

*Adjusted for the 20% stock dividend paid in the fourth quarter of 2004.


As of December 31, 2005, we had 589 record holders of the Corporation's common stock. Also, there were approximately 230 additional shareholders who held shares through trusts and brokerage firms. Cash dividends paid on the Corporation's common stock were $.52 in 2005 and $.46 in 2004.


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

Item 6.  Selected Financial Data

Five-Year Selected Financial Data
(Dollars in thousands, except
 per share data and ratios)      2005      2004      2003      2002      2001
For The Year:  Earnings
 & Share Data
Interest income                $ 14,818  $ 13,822  $ 13,126  $ 14,738  $ 17,562
Interest expense                  4,576     3,401     3,387     4,429     7,926
Non-interest income               7,865     6,754     4,545     5,596     5,156
Non-interest expense             12,382    12,073    10,267    10,299     9,884
Net income                        4,329     3,865     2,480     3,602     3,219
Earnings per share - diluted       1.31      1.18      0.80      1.14      1.00
Weighted average shares
 outstanding - diluted            3,294     3,281     3,084     3,148     3,229
Dividends declared per share   $   0.52  $   0.46  $   0.43  $   0.40  $   0.39

At Year End:  Balance
 Sheet Data
Total assets                   $301,274  $305,900  $246,153  $240,468  $234,844
Loans, less unearned income     104,634    99,915    97,115   105,933   121,549
Deposits                        221,844   222,488   182,876   189,923   192,901
Shareholders' equity             39,853    38,952    32,988    33,322    30,957
Book value per share              12.23     11.88     10.83     10.73      9.74
Tangible book value per share  $  11.31  $  10.77  $  10.16  $   9.97  $   8.90
Common shares outstanding         3,258     3,279     3,047     3,107     3,178

Selected Average Balances
Average total assets           $300,394  $287,868  $241,861  $236,369  $239,928
Average loans                   104,552   102,208    99,589   114,586   123,668
Average deposits                221,113   218,366   185,921   188,492   198,527
Average shareholders' equity   $ 39,608  $ 38,183  $ 33,237  $ 32,193  $ 30,693

Asset Quality
Non-performing assets to
 total assets                      .04%      .46%      .90%     1.46%     1.77%
Non-performing assets          $    108  $  1,405  $  2,215  $  3,515  $  4,146
Net loan charge-offs
 (recoveries)                  $    133  $     98  $     79  $    517  $    351
Net loan charge-offs
 (recoveries) to average loans    0.13%     0.10%     0.08%     0.45%     0.24%
Reserve for loan losses
 to loans                         2.35%     2.51%     2.41%     1.79%     1.55%

Performance Ratios
Return on average total assets    1.44%     1.34%     1.03%     1.52%     1.34%
Return on average
 shareholders' equity            10.93%    10.12%     7.46%    11.19%    10.49%
Average shareholders' equity
 to average total assets         13.19%    13.26%    13.74%    13.62%    12.79%
Efficiency ratio                 66.81%    68.54%    69.94%    63.27%    65.13%
Net interest margin               3.91%     4.14%     4.61%     5.00%     4.51%
Dividend payout ratio            39.22%    38.79%    53.57%    35.13%    39.30%

                                    -31-

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

For further information about the Corporation, see selected statistical information on pages 14 - 31 of this report on Form 10-K.

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

Our strategy is to:
* maintain the diversity of our revenue, including both interest and noninterest income through a broad base of business,
* strengthen our sales and marketing efforts while developing our employees to provide the best possible service to our customers,
*  expand our market share where opportunity exists, and
* grow outside of our current geographic market through acquisitions into areas proximate to our current market area.

We operate in a region of Southwest Georgia that is tended to have slower economic growth than the northern parts of the state. However, we have had an influx of new business that support the growing poultry business in our area.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. During 2005, the U.S. economy was marked by consistently rising interest rates. In 2005, the Federal Reserve Bank increased short-term interest rates 2% and since July 2004, short-term rates increased thirteen times, or 3.25% by year end.

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

As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 76.8% of 2005 net interest income. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

In 2005, we continued to make improvements in asset quality following significant improvements made with respect to overall asset quality in 2004 and 2003. During the second quarter of 2004, we sold a large foreclosed property with a loss on sale of approximately $90,000. During the second quarter of 2003, the Corporation made the decision to transfer the Colquitt Retirement Inn, the Corporation's largest nonperforming asset, for $200,000 to the Georgia Trust for Historic Preservation. As a result, non-performing assets to total assets declined from 1.5% at December 31, 2002, to 0.9% at the end of 2003, 0.5% at the end of 2004 and 0.04% at the end of 2005.

On February 27, 2004, the Corporation acquired First Bank Holding Company and its bank subsidiary, Sylvester Banking Company, for $4.2 million in cash and 240,000 shares of Southwest Georgia Financial Corporation common stock valued at $5.5 million. Sylvester Banking Company was merged into Southwest Georgia Bank. Sylvester Banking Company, which has been in business since 1898, at the time of the acquisition had $49.6 million in assets. The business combination was accounted for by the purchase method of accounting and the results of operations of Sylvester Banking Company since the date of acquisition are included in the Consolidated Financial Statements. Total assets of $49.6 million and liabilities of $39.9 million were booked at fair value including a core deposit intangible of $1.7 million. This core deposit intangible is being amortized over a 10-year period.

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

The following table shows selected pro forma information for 2003 and 2004 as if the acquisition had occurred as of December 31, 2002. The pro forma information does not include any operating efficiencies that might be realized by eliminating duplicate activities, and pro forma results are not necessarily indicative of the results which would have been realized had the acquisition occurred at such date.

(Dollars in thousands, except
 per share data)                        2004          2003
Net interest income                  $ 10,652      $ 11,236
Net Income                           $  3,928      $  2,606
Basic earnings per share             $   1.18      $    .77
Diluted earnings per share           $   1.17      $    .77

Stock Dividends

On October 29, 2004, the Corporation paid a 20% stock dividend to shareholders of record as of October 7, 2004. All per share information has been adjusted to take into account the stock dividend.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation's results of operations. We believe that the allowance for loan losses as of December 31, 2005 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

RESULTS OF OPERATIONS

Performance Summary

Net income for 2005 was $4.3 million, an increase of approximately $0.4 million, or 12%, when compared with $3.9 million in 2004. Higher net income in 2005 was primarily due to solid operating results for the mortgage banking subsidiary and strong expense control. Mortgage banking revenues increased $805,000, or 22%, over 2004's results. Expenses relating to equipment, data processing, amortization of intangible assets, and other operating declined $422,000, or 9%, for 2005 compared with 2004. On a per share basis, net income for 2005 was $1.31 per diluted share compared with $1.18 per diluted share for 2004.

Because of our strong capital condition, we continued through 2005 the stock repurchase program that began in January 2000. In 2005, 25,000 shares were repurchased. Through the end of 2005, a total of 547,095 shares have been repurchased since the beginning of the program. The share repurchase program was extended by the Board of Directors at their meeting in January 2006 through the end of January 2007. The Corporation is authorized to purchase an additional 100,000 shares under the plan.

Net income for 2004 was $3.9 million, an increase of approximately $1.4 million, or 55.9 %, when compared with $2.4 million in 2003. Higher net income in 2004 was primarily due to the $1.2 million after-tax charge in the second quarter of 2003 for the transfer of a non-performing asset, the Colquitt Retirement Inn. Excluding the charge associated with the non-performing asset in 2003, 2004 earnings improved 6.5 %. Other major factors contributing to the 2004 improvement in earnings included increases of $100,000 in insurance services income, $165,000 in mortgage banking services income, $263,000 in service charge on deposit accounts, and a $425,000 decrease in the provision for loan losses. The majority of the 2004 increase in net interest income and non-interest expenses was related to the operations of the acquired bank.

We measure our performance on selected key ratios, which are provided for the last three years in the following table:

                                                        2005     2004     2003
Return on average total assets                          1.44%    1.34%    1.03%
Return on average shareholders' equity                 10.93%   10.12%    7.46%
Average shareholders' equity to average total assets   13.19%   13.04%   13.74%
Net interest margin (tax equivalent)                    3.91%    4.14%    4.61%

Net Interest Income

Net interest income for 2005 decreased $178,000, or 1.7%, compared with 2004. The decrease was influenced by the mix of earning assets and interest-bearing liabilities and higher funding costs. Interest income from earning assets increased $997,000, or 7.2%, in 2005 compared with 2004, while interest expenses increased $1.2 million, or 34.5%, for the same period.

The majority of the $997,000 increase in interest income for the year resulted from increased volumes in earning assets related to the acquisition. Average investment volumes increased $11 million, or 7.2%, in 2005 compared with 2004 while the average yield decreased 19 basis points. Average loan volumes increased $2.4 million during 2005, with a yield increase of 54 basis points to 7.56% resulted in an increase in interest income from loans of $717,000.

The increase of $1.2 million of interest expense in 2005 compared with 2004 primarily resulted from a 63 basis point increase in the average rate paid on time deposits and 39 basis points increase in the average rate paid on savings deposits. The volume of average time deposits decreased $4.7 million, or 4.9%, was offset by an increase in average long-term debt of $7.4 million. During 2005, average interest-bearing deposits increased $2 million, or 1.1%, with the majority of the increase, or $6.7 million, in lower rate savings accounts while average certificates of deposit decreased $4.7 million, or 4.9%. Average non-interest bearing deposits increased $0.8 million or 2%. Interest expense on deposits continues to closely follow interest rate trends.

Net interest income for 2004 increased $682,000, or 7%, compared with 2003. Interest income from earning assets increased $696,000, or 5.3%, in 2004 compared with 2003, while interest expenses increased $14,000, or 0.4%, for the same period. The majority of the $682,000 increase in interest income for the year resulted from increased volumes in earning assets related to the acquisition. Average loan volume increased $2.3 million, or 2.3%, in 2004 compared with 2003 while the average yield decreased 48 basis points. The increase of $14,000 of interest expense in 2004 compared with 2003 primarily resulted from a growth in deposits and other borrowings. The deposit mix changed slightly due to the lower rate environment causing a shift from time to savings deposits.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin was 3.91% for 2005, a 23 basis point decrease from 4.14% in 2004. The net interest margin in 2004 was down 47 basis points compared with the net interest margin of 4.61% in 2003. Our net interest margin decline is primarily due to higher funding costs and to lower yields on earning assets acquired with the Sylvester Banking Company acquisition and our investment portfolio as a result of the flattening yield curve. The increased rates on short-term borrowing driven by the rise in the federal reserve discount rate since June of 2004 has also impacted net interest income by driving interest rates on deposits higher.

Noninterest Income

Noninterest income is an important contributor to net earnings. The largest single component of the Corporation's noninterest income in recent years has been mortgage banking services fees. The following table summarizes the changes in noninterest income during the past three years:

                                  2005              2004              2003
                                            (Dollars in Thousands)
                                        %                 %                 %
                            Amount    Change  Amount    Change  Amount    Change
Service charges on
 deposit accounts           $1,553        *%  $1,554     20.4%  $1,290     18.1%
Income from trust  services    305     (1.6)     310     18.3      262     21.3
Income from retail
 brokerage services            265      8.2      245     (6.1)     261     (2.2)
Income from insurance
 services                    1,113      1.0    1,102     10.0    1,002      8.7
Income from mortgage
 banking services            4,417     22.3    3,612      4.8    3,447     14.1
Gain (loss) on the sale
 or abandonment of assets        8    102.9     (280)    84.8   (1,846)       *
Gain (loss) on the
 sale of securities              0        *        3        *        0        *
Other income                   204     (1.9)     208     61.2      129    (24.1)
Total noninterest income    $7,865     16.4%  $6,754     48.6%  $4,545    (18.8)%
* = less than 1%

Noninterest income in 2005 increased $1.1 million compared with 2004. Mortgage banking income increased $805,000 as loan origination fees on commercial mortgages increased over the prior year. The mortgage banking servicing portfolio is comprised of non-recourse loans which we service for participating commercial mortgage lenders. At December 31, 2005, Empire was servicing approximately $474 million in loans.

Service charges on deposit accounts, income from trust services, and income from insurance services leveled off in 2005. Gain on sale or abandonment of assets increased $288,000, resulting primarily from losses on sales of foreclosed properties in 2004.

Excluding the loss on the sale or abandonment of assets in 2004 and 2003, noninterest income increased $643,000 in 2004 compared with 2003. The majority of the loss on sale of assets in 2003 related to the $1.7 million charge and transfer of our major nonperforming asset (the Colquitt Retirement Inn) to the Georgia Trust for Historic Preservation. Service charges on deposit accounts increased due to the addition of the acquired branch office and the overdraft protection program. Increases in fees from trust activities, insurance services, and mortgage banking services more than offset the decrease in income from security sales.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

                                       2005            2004            2003
                                              (Dollars in Thousands)
                                            %               %               %
                                  Amount  Change  Amount  Change  Amount Change
Salaries and employee benefits    $ 7,324   9.8%  $ 6,668  16.0%  $ 5,749 (4.9)%
Occupancy expense                     810  10.2       735  30.6       563  1.8
Equipment expense                     656  (0.6)      660  13.4       582 12.2
Data processing expense               725  (5.4)      766  41.6       541  1.7
Amortization of intangible assets     491  (2.2)      502  54.9       324  0.0
Other operating expense             2,376 (13.3)    2,742   9.3     2,508  7.8
Total noninterest expense         $12,382   2.6%  $12,073  17.6%  $10,267 (0.3)%

Total noninterest expense increased $309 thousand, or 2.6%, in 2005 compared with 2004. Salaries and employee benefits expense increased 9.8% due to incentive based compensation at the mortgage banking subsidiary, increased pension contributions and increased staffing to replace near term retirees. The Company's employees totaled 118 at December 31, 2005 compared with 125 the prior year end.

Occupancy expense increased $75,000 or 10.2% in 2005 compared to 2004. This was primarily due to increased depreciation expense from a building renovation project completed in late 2004. The other noninterest expense categories: equipment, data processing, amortization of intangible assets, and other operating expenses declined from the previous year due to incurring higher expenses related to the acquisition of Sylvester Banking Company in 2004.

In 2004 compared with 2003, total noninterest expense increased $1.8 million, or 17.6% primarily as a result of the Corporation's acquisition of Sylvester Banking Company. Salaries and employee benefits expense increased 16% due to an increase in full-time equivalent employees of 16% to a total of 125 at December 31, 2004 compared with the prior year end.

Amortization of intangible assets increased $178,000 in 2004 compared with the previous year. This increase resulted from the amortization of core deposit premiums related to the purchase of Sylvester Banking Company.

The "efficiency ratio" (noninterest expenses divided by total noninterest income plus net interest income), a measure of productivity, improved to 66.81% for 2005, from 68.54% for 2004 and 69.94% for 2003.

Federal Income Tax Expense

The Corporation expensed $1.32 million, $1.14 million and $1.02 million for federal income taxes for the years ending December 31, 2005, 2004 and 2003, respectively. These amounts resulted in an effective tax rate of 23.3%, 22.8%, and 29.1% for 2005, 2004, and 2003, respectively. See Note 10 of the Corporation's Notes to Consolidated Financial Statements for further details of tax expense.

USES AND SOURCES OF FUNDS

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

During 2005, total average assets increased $12.5 million, or 4.3%, to $304.4 million. The Corporation's earning assets, which include loans, investment securities, deposits at the Federal Home Loan Bank, and federal funds sold averaged $272.9 million in 2005, a 4.1% increase over $262.1 million in 2004. This increase was the result of the acquisition of Sylvester Banking Company. The earning asset mix remained relatively stable during the year. For 2005, average earning assets were comprised of 37% loans, 61% investment securities, and 2% federal funds sold and funds at the Federal Home Loan Bank. The ratio of average earning assets to average total assets slightly decreased to 90.9% for 2005 compared with 91.1% for 2004.

Loans

Loans are one of the Corporation's largest earning assets and users of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2005, average loans represented 37% of average earning assets and 34% of average total assets.

The composition of the Corporation's loan portfolio at December 31, 2005, 2004, and 2003 was as follows:

                              2005                2004               2003
                                         (Dollars in Thousands)
                                     %                  %                  %
                         Amount    Change    Amount   Change    Amount   Change
Real estate
- construction          $ 10,669  181.3 %   $ 3,793  207.1 %   $ 1,235  388.1 %
Real estate
- commercial
  mortgage                33,869  (16.1)%    40,386   (6.0)%    42,968   (9.0)%
Real estate
-residential              33,773   (0.6)%    33,968   12.3 %    30,245  (10.8)%
Real estate
-agricultural              5,851    4.1 %     5,621   15.9 %     4,851   (9.0)%
Commercial,
 financial, and
 agricultural loans       12,370   67.3 %     7,395  (11.0)%     8,312   (7.8)%
Consumer loans             8,103    7.0 %     8,752   (7.9)%     9,504   (6.9)%
Total loans             $104,635    4.8 %   $99,915    2.9 %   $97,115   (8.3)%

Average total loans increased in 2005 due to an increase in local loan demand mainly in construction and commercial loans. We continued to apply stringent credit criteria on all loan applications. The ratio of total loans to total deposits at year end increased to 47.2% in 2005 compared with 44.9% in 2004. The loan portfolio mix at year end 2005 consisted of 10.2% loans secured by construction real estate, 32.3% loans secured by commercial real estate, 32.3% of loans secured by residential real estate, and 5.6% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes (11.8%) and loans to individuals for consumer purposes (7.8%).

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation's loan portfolio. Loans, or portions thereof, which are considered to be uncollectible, are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2005.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on nonaccruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $2.5 million, or 2.3% of total loans outstanding, as of December 31, 2005. This level represented a $53,000 decrease from the corresponding 2004 year-end amount which was 2.5% of total loans outstanding.

The provision for loan losses was $80,000 in 2005, a $12,000 decrease from the prior year's provision. This provision reflected our assessment of the adequacy of the allowance to absorb possible losses in the loan portfolio. See Note 3 of the Corporation's Notes to Consolidated Financial Statements for details of the changes in the allowance for loan losses.

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

The following table summarizes the contractual maturity of investment securities as of December 31, 2005:

(dollars in thousands)                   Securities            Securities
Amounts Maturing In:                 Available for Sale     Held to Maturity
One year or less                            $ 1,001             $  5,100
After one through five years                 28,134               82,440
After five through ten years                 17,119               18,166
After ten years                                 170                1,073
Equity & mortgage-backed securities           1,619                    0
Total investment securities                 $48,043             $106,779

The total investment portfolio decreased to $157 million from $172.9 million at year-end 2005 compared with year-end 2004, a decrease of $15.9 million, or 9.2%. This decrease was due to maturing and called U.S. Government agency securities and to an increase in loan demand. The average total investment portfolio increased to $164.8 million in 2005 compared with $153.8 million for 2004.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, and property acquired by foreclosure. The level of nonperforming assets decreased $1.3 million at year-end 2005 compared with year-end 2004. This decrease primarily resulted from a reduction in non-accruing loans due to overall improvement in loan quality. Nonperforming assets were approximately $108,000, or 0.04% of total assets as of December 31, 2005, compared with $1.4 million, or 0.46% of total assets at year-end 2004.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.
                                    -40-

In 2005, average deposits increased 1.3% compared with 2005 from $218.4 million to $221.1 million. The majority of the increase in average deposits occurred in average savings and NOW account deposits. Competitive interest rates during 2005 resulted in a slight change in the deposit mix. Some customers shifted money from certificates of deposit to savings, money market, and NOW accounts due to lower rates paid on time certificates of deposit. As of December 31, 2005, the Corporation had a total of $23.7 million in certificates of deposit of $100,000 or more each. This was a 13.4% decrease over the $27.3 million total in 2004.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2005, the Corporation repaid short-term advances with the Federal Home Loan Bank of $8.0 million leaving $5.0 million to be paid in August 2006. Also, in 2005 the Corporation borrowed an additional $5.0 million in long-term advances from the Federal Home Loan Bank. The advance has a fixed rate for 2 years with a maturity in 2015 with the lender having an option to convert the advance to a variable rate after the fixed rate period. Total long-term advances with the Federal Home Loan Bank were $30.3 million at December 31, 2005. Details on the Federal Home Bank advances are presented in Note 8 to the financial statements.

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

The Consolidated Statement of Cash Flows details the Corporation's cash flows from operating, investing, and financing activities. During 2005, operating and investing activities generated cash flows of $4.3 million, while financing activities used $6.0 million of this and decreased the cash and due from banks balances by $1.7 million. Cash produced from operations continues to provide cash for the payment of dividends and common stock repurchases.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Corporation's deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less public funds and time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits increased to 83.2% of total deposits on December 31, 2005, compared with 80.4% in 2004.

Asset liquidity is provided through ordinary business activity, such as cash which is received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments which can be easily be converted to cash without significant loss. The Corporation's investment securities maturing within one year or less were $6.1 million on December 31, 2005, which represented 4% of the investment debt securities portfolio.

Also, the Corporation had $1.1 million of investment securities callable at the option of the issuer and that are reasonably likely to be called during 2006. These maturing and callable investment securities are sources for repayment of our short-term and long-term debt obligations.

We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Corporation's liquidity or operations.

Contractual Obligations

The chart below shows the Corporation's contractual obligations and commercial commitments, and its scheduled future cash payments under those commitments as of December 31, 2005.

The majority of the Corporation's outstanding contractual obligations were long-term debt. The remaining contractual obligations were comprised of telephone operating leases and purchase obligations for data processing services with our primary service bureau. We have no capital lease obligations.

     Contractual                          Payments Due by Period
     Obligations                                 Less
(Dollars in thousands)                     than 1    1-3      4-5     After 5
                                 Total      year    Years    years     Years
Long-term debt                  $30,343     $114     $229     $ 0     $30,000
Operating leases                     89       27       37      25           0
Total contractual obligations   $30,432     $141     $266     $25     $30,000

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):

                                    2005         2004
Commitments to extend credit     $ 31,897     $ 25,317
Standby letters of credit        $    207     $    142

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.


CAPITAL RESOURCES AND DIVIDENDS

We continue to maintain a healthy level of capital adequacy as measured by our average equity to average assets ratio of 13.19% in 2005 and 13.26% in 2004.

The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8% total risk-based ratio, of which 4% must consist primarily of tangible common shareholders' equity (Tier I capital) or its equivalent. Also, the regulations require a financial institution to maintain a 4% leverage ratio in tandem with the risk-based ratios. At year-end 2005, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 28.53%, a Tier I risk-based capital ratio of 27.28%, and a leverage ratio of 12.75%.

The following table presents the risk-based capital and leverage ratios for year-end 2004 and 2003 in comparison to the minimum regulatory guidelines:

                                                                 Minimum
                                                                Regulatory
Risk Based Capital Ratios     Dec. 31, 2005    Dec. 31, 2004    Guidelines
Tier I capital                    27.28%           27.40%          4.00%
Total risk-based capital          28.53%           28.66%          8.00%
Leverage                          12.75%           12.88%          4.00%

FORWARD-LOOKING STATEMENTS

In addition to historical information, this 2005 Annual Report contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

These factors include asset quality; the adequacy of the allowance for loan losses; technology difficulties or failures; the Corporation's ability to execute its business strategy; the loss of key personnel; competition; changes in regulation and monetary policy; legislative and regulatory initiatives regarding deregulation and restructuring of the banking industry; acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Corporation; changes in or application of environmental and other laws and regulations to which the Corporation is subject; political, legal and local economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Corporation's other filings with the Securities and Exchange Commission.

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

At year-end 2005, our sensitivity ratio, or one-year cumulative rate-sensitive assets relative to cumulative rate-sensitive liabilities, was 88% compared with 126% for 2004. This change in the sensitivity ratio was a result of the Corporation's management of its exposure to interest rate risk. We are liability-sensitive at the one year gap position because we had purchased in 2004 primarily five-year investment securities with a year or less of call protection. These securities were repositioned in the gap analysis after their first call date because they were not called. The effect of this reposition shows that the Corporation is liability-sensitive at the one-year gap position. This liability sensitive position will increase the Corporation's exposure to rising interest rates.

All interest rates and yields do not adjust at the same pace; therefore, the sensitivity ratio is only a general indicator of the potential effects of interest rate changes on net interest income. We monitor our asset and liability mix in an effort to ensure that the effects of interest rate movements in either direction are not significant over time.

Interest Rate Sensitivity                             December 31, 2005
                                              Expected Maturity/Repricing Dates
                                                    (Dollars in thousands)     2011               Fair
                                  2006      2007     2008     2009     2010  & Beyond   Total     Value
Rate-sensitive Assets:  *
Short-term Investments          $13,706  $        $        $        $        $        $ 13,706  $ 13,706
 Average interest rate            4.10%                                                  4.10%

Securities available for sale     1,001     1,406   15,418   19,628    3,182    7,408    48,043    48,043
 Average interest rate            5.07%     5.13%    4.48%    4.06%    4.92%    6.81%     4.73%

Securities held to maturity**    11,541     9,010    9,998   34,333   30,261   11,636   106,779   104,601
 Average interest rate            5.18%     3.49%    3.17%    4.03%    4.33%    5.10%     4.23%

Federal Home Loan Bank stock      2,205                                                  2,205     2,205
 Average interest rate            4.14%                                                  4.14%

Fixed-rate loans                  7,449     3,169    7,417    7,679    8,319   21,414    55,447    54,602
 Average interest rate            7.49%     8.26%    6.91%    7.03%    7.03%    7.51%     7.33%

Variable-rate loans              42,602        35    1,380        0    5,171        0    49,188    47,736
 Average interest rate            7.11%     4.37%    4.41%    0.00%    5.14%    0.00%     6.83%

Total Rate-sensitive Assets     $78,504  $ 13,620  $34,213  $61,640  $46,933  $40,458  $275,368  $270,893
 Average interest rate            6.23%     4.77%    4.62%    4.41%    4.94%    6.69%     5.40%

Rate-sensitive Liabilities:
Time deposits                   $75,210  $ 11,485  $ 3,425  $   505  $   144  $        $ 90,769  $ 90,535
 Average interest rate            3.28%     3.80%    3.31%    3.59%    3.73%              3.35%

Other interest-
 bearing deposits ***             8,540    27,396   27,396    7,709    7,709   15,416    94,166    94,166
 Average interest rate            1.25%     0.87%    0.87%    0.80%    0.80%    0.80%     0.88%

Short-term borrowings             5,000                                                  5,000     4,901
 Average interest rate            2.43%                                                  2.43%

Long-term borrowings                114    15,114    5,115   10,000                      30,343    29,682
 Average interest rate            5.21%     3.43%    2.85%    3.85%                       3.48%

Total Rate-sensitive
 Liabilities                    $88,864  $ 53,995  $35,936  $18,214  $ 7,853  $15,416  $220,278  $219,284
 Average interest rate            3.04%     2.21%    1.38%    2.55%    0.85%    0.80%     2.29%

GAP                            $(10,360) $(40,375) $(1,723) $43,426  $39,080  $25,042  $ 55,090
Sensitivity Ratio                   88%       64%      71%      95%     115%     125%

  * All rates are tax-equivalent rates
 ** Repricing date is first call date
*** Interest-bearing deposits with no maturity

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


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Directors and Stockholders of Southwest
  Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, retained earnings and cash flows for each of the years in the three year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

/S/Thigpen, Jones, Seaton & Co., PC

Dublin, Georgia
January 13, 2006

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004
                                   __________
                                                        2005           2004
ASSETS

Cash and due from banks                             $ 11,699,277   $ 13,366,631
Interest-bearing deposits with banks                  10,156,067      5,966,691
Federal funds sold                                     3,550,000              0
Investment securities available for sale,
 at fair value                                        48,042,924     54,542,642
Securities to be held to maturity (fair value
 approximates $104,601,359 and $116,029,346)         106,778,632    116,045,657
Federal Home Loan Bank stock, at cost                  2,205,200      2,309,800
Loans, net of allowance for loan losses of
 $2,453,689 and $2,506,837                           102,180,715     97,407,892
Premises and equipment, net                            6,840,298      6,830,392
Foreclosed assets, net                                         0         14,200
Intangible assets                                      3,004,693      3,628,428
Other assets                                           6,815,899      5,788,090

Total assets                                        $301,273,705   $305,900,423

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
  NOW accounts                                        51,604,863     52,913,461
  Money market                                        17,079,484     11,851,177
  Savings                                             25,481,261     28,080,860
  Certificates of deposit $100,000 and over           23,691,032     27,342,827
  Other time accounts                                 67,077,882     65,900,438

Total interest-bearing deposits                      184,934,522    186,088,763
Noninterest-bearing deposits                          36,909,869     36,399,339
Total deposits                                       221,844,391    222,488,102

Other short-term borrowed funds                        5,000,000      8,000,000
Long-term debt                                        30,342,857     30,517,143
Other liabilities                                      4,233,637      5,942,901
Total liabilities                                    261,420,885    266,948,146

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
 authorized, 4,266,680 shares issued                   4,266,680      4,262,520
Additional paid-in capital                            31,265,216     31,187,722
Retained earnings                                     15,258,388     12,627,466
Accumulated other comprehensive income                (1,223,252)        33,711
Treasury stock, at cost 1,008,912 shares for 2005
 and 983,912 for 2004                                 (9,714,212)   (9,159,142)
Total stockholders' equity                            39,852,820     38,952,277

Total liabilities and stockholders' equity          $301,273,705   $305,900,423

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
             for the years ended December 31, 2005, 2004, and 2003
                                               2005         2004         2003
Interest income:
Interest and fees on loans                 $ 7,718,967  $ 7,002,096  $ 7,309,455
Interest on debt securities:
  Taxable                                    5,974,676    5,787,799    4,952,653
  Tax-exempt                                   842,897      866,139      779,650
Dividends                                       90,120       49,915       38,922
Interest on deposits in banks                  181,515       80,646       43,285
Interest on other short-term investments        10,274       35,044        1,569
Total interest income                       14,818,449   13,821,639   13,125,534

Interest expense:
Deposits                                     3,393,485    2,482,447    2,721,244
Federal funds purchased                          9,372        6,778        3,423
Other short-term borrowings                     71,000      136,168      197,210
Long-term debt                               1,101,787      775,751      465,486
Total interest expense                       4,575,644    3,401,144    3,387,363
Net interest income                         10,242,805   10,420,495    9,738,171
Provision for loan losses                       80,000       92,344      517,104
Net interest income after provision
 for loan losses                            10,162,805   10,328,151    9,221,067

Noninterest income:
Service charges on deposit accounts          1,553,199    1,553,486    1,290,372
Income from trust services                     305,483      309,741      261,570
Income from security sales                     264,761      245,420      261,441
Income from insurance services               1,113,299    1,102,148    1,002,223
Income from mortgage banking services        4,416,543    3,611,755    3,446,658
Net gain (loss) on disposition of assets         7,595     (279,749)  (1,845,877)
Net gain (loss) on sale of securities                0        2,914            0
Other income                                   203,770      208,268      128,403
Total noninterest income                     7,864,650    6,753,983    4,544,790

Noninterest expense:
Salaries and employee benefits               7,324,312    6,667,567    5,749,217
Occupancy expense                              810,407      735,174      562,725
Equipment expense                              656,071      660,310      582,078
Data processing expense                        724,846      765,448      541,188
Amortization of intangible assets              490,884      502,060      323,951
Other operating expenses                     2,375,725    2,742,030    2,507,687
Total noninterest expenses                  12,382,245   12,072,589   10,266,846

Income before income taxes                   5,645,210    5,009,545    3,499,011
Provision for income taxes                   1,316,680    1,144,327    1,018,851
Net income                                 $ 4,328,530  $ 3,865,218  $ 2,480,160

Basic earnings per share:
Net income                                 $      1.32  $      1.19  $      0.81
Weighted average shares outstanding          3,267,169    3,258,124    3,072,242
Diluted earnings per share:
Net income                                 $      1.31  $      1.18  $      0.80
Weighted average shares outstanding          3,293,534    3,281,117    3,084,024

                                    -48-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             for the years ended December 31, 2005, 2004, and 2003

                                               2005         2004         2003
Net income                                 $ 4,328,530  $ 3,865,218  $ 2,480,160

Other comprehensive income, net of tax:
Unrealized gain(loss) on securities
 available for sale                         (1,231,427)    (297,064)    (708,469)
Unrealized gain(loss) on pension
 plan benefits                                (673,062)    (744,667)    (      0)
Federal income tax expense(benefit)           (647,526)    (354,576)    (240,602)
Other comprehensive income (loss),
 net of tax                                 (1,256,963)    (687,155)    (467,867)
Total comprehensive income                 $ 3,071,567  $ 3,178,063  $ 2,012,293
































         See accompanying notes to consolidated financial statements.

                                SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                         for the years ended December 31, 2005, 2004, and 2003
                                                                 Accumulated
                                        Additional                  Other                       Total
                             Common       paid-in     Retained  Comprehensive   Treasury    Stockholders'
                             Stock        capital     Earnings      Income       Stock         Equity
Balance at Dec. 31, 2002   $3,300,000  $ 7,133,551  $28,403,347  $ 1,188,733  $(6,703,620)  $33,322,011
Comprehensive income:
  Net Income                        -            -    2,480,160            -            -     2,480,160
  Changes in net gain
  (loss) on securities
  available for sale                -            -            -     (467,867)           -      (467,867)
Total comprehensive income          -            -            -            -            -     2,012,293
Common stock acquired
 through purchase program           -            -            -            -   (1,058,887)   (1,058,887)
Cash dividend declared
 $.43 per share                     -            -   (1,328,561)           -            -    (1,328,561)
Exercise of stock options       2,750       38,500            -            -            -        41,250
Balance at Dec. 31, 2003    3,302,750    7,172,051   29,554,946      720,866   (7,762,507)   32,988,106
Comprehensive income:
  Net Income                        -            -    3,865,218            -            -     3,865,218
  Changes in net gain
   (loss) on securities
   available for sale               -            -            -     (195,675)           -      (195,675)
  Changes in net gain
   (loss) on pension
   plan benefits                    -            -            -     (491,480)           -      (491,480)
Total comprehensive income          -            -            -            -            -     3,178,063
Common stock issued
 for acquisitions             240,000    5,280,000            -            -            -     5,520,000
Common stock acquired
 through purchase program           -            -            -            -   (1,396,635)   (1,396,635)
Cash dividend declared
 $.46 per share                     -            -   (1,499,194)           -            -    (1,499,194)
Stock dividend declared       709,320   18,584,184  (19,293,504)           -            -             -
Exercise of stock options      10,450      151,487            -            -            -       161,937
Balance at Dec. 31, 2004    4,262,520   31,187,722   12,627,466       33,711   (9,159,142)   38,952,277
Comprehensive income:
  Net Income                        -            -    4,328,530            -            -     4,328,530
  Changes in net gain
   (loss) on securities
   available for sale               -            -            -     (812,742)           -      (812,742)
  Changes in net gain
   (loss) on pension
   plan benefits                    -            -            -     (444,221)           -      (444,221)
Total comprehensive income          -            -            -            -            -     3,071,567
Common stock acquired
 through purchase program           -            -            -            -     (555,070)     (555,070)
Cash dividend declared
 $.52 per share                     -            -   (1,697,608)           -            -    (1,697,608)
Exercise and issuance of
 stock options                  4,160       77,494            -            -            -        81,654
Balance at Dec. 31, 2005   $4,266,680  $31,265,216   $15,258,388 $(1,223,252) $(9,714,212) $ 39,852,820

                   See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 2005, 2004, and 2003
                                             2005          2004          2003
Cash flows from operating activities:
Net income                               $ 4,328,530   $ 3,865,218   $ 2,480,160
Adjustments to reconcile net income
 to net cash provided (used) by
 operating activities:
Provision for loan losses                     80,000        92,344       517,104
Depreciation                                 749,278       699,991       590,300
Net amortization and accretion of
 investment securities                        14,371        25,392        89,353
Amortization of intangibles                  490,884       502,060       323,951
Net loss (gain) on sale and
 disposal of assets                           (7,595)      276,835     1,845,876
Funds held related to mortgage
 banking activities                       (2,125,225)      173,970     1,190,505
Changes in:
   Other assets                             (669,668)        6,795       107,505
   Other liabilities                         146,136         6,285      (133,217)
Net cash provided by operating
 activities                                3,006,711     5,648,890     7,011,537

Cash flows from investing activities:
Proceeds from maturities of securities
 held to maturity                         11,585,000    33,610,105    23,905,000
Proceeds from maturities of securities
 available for sale                        5,620,945    16,064,048    34,038,989
Proceeds from sale of securities
 available for sale                                0         5,157       242,000
Purchase of securities
 held to maturity                         (2,325,000)  (61,582,931)  (13,442,500)
Purchase of securities
 available for sale                         (255,400)   (1,631,201)  (66,575,625)
Net change in other short-
 term investments                         (3,550,000)            0     2,000,000
Net change in loans                       (5,092,257)    7,303,474     7,305,760
Purchase of premises and equipment          (762,141)   (1,531,592)   (1,115,629)
Proceeds from sales of other assets          283,186     1,421,681       707,324
Net change in interest-bearing
 deposits with banks                      (4,189,376)   (5,922,749)    3,952,543
Purchase of bank-owned life insurance              0             0    (1,806,673)
Payment for business acquisition                   0      (847,636)            0
Net cash (used) for
 investing activities                      1,314,957   (13,111,644)  (10,788,811)

Cash flows from financing activities:
Net change in deposits                      (643,711)     (222,165)   (7,047,599)
Net change in federal funds purchased              0    (2,000,000)    2,000,000
Payment of short-term debt and short-
 term portion of long-term debt           (8,000,000)  (10,000,000)   (2,400,000)
Proceeds from issuance of
 short-term debt                                   0     5,000,000     5,000,000
Payment of long-term debt                   (174,286)     (174,286)     (349,823)


Proceeds from issuance of
 long-term debt                            5,000,000    20,000,000     8,000,000
Cash dividends declared                   (1,697,608)   (1,499,194)   (1,328,561)
Proceeds from the exercise
 of stock options                             81,653       161,937        41,250
Payment for common treasury stock           (555,070)   (1,396,635)   (1,058,887)
Net cash provided for
 financing activities                     (5,989,022)    9,869,657     2,856,380

Increase (decrease) in cash and
 due from bank                            (1,667,354)    2,406,903      (920,894)
Cash and due from banks -
 beginning of year                        13,366,631    10,959,728    11,880,622
Cash and due from banks - end of year    $11,699,277   $13,366,631   $10,959,728

Cash paid during the year for:
 Income taxes                            $ 1,637,554   $ 1,380,000   $ 1,060,000
 Interest paid                           $ 4,501,839   $ 3,206,264   $ 3,496,933

NONCASH ITEMS:
Increase in foreclosed properties and
 decrease in loans                       $   239,434   $   237,345   $ 1,433,292
Unrealized gain(loss) on securities AFS  $  (812,742)  $  (195,675)  $  (467,867)
Unrealized gain(loss) on pension plan    $  (444,221)  $  (491,480)  $         0






























         See accompanying notes to consolidated financial statements.
                                    -51-

                                             2005          2004          2003
NONCASH ITEMS:
Increase in foreclosed properties and
 decrease in loans                       $   239,434   $   237,345   $ 1,433,292
Unrealized gain(loss) on securities AFS  $  (812,742)  $  (195,675)  $  (467,867)
Unrealized gain(loss) on pension
 plan benefits                           $  (444,221)  $  (491,480)  $         0


NONCASH INVESTING & FINANCING ACTIVITY:

Fair value of assets acquired and
 liabilities assumed in acquisition of
 First Bank Holding Company and
 Sylvester Banking Company:


Federal Funds                            $             $ 6,509,000   $
Securities                                              26,934,422
Loans, net                                              10,263,650
Bank premises & equipment                                  588,372
Core deposit intangibles                                 1,670,415
Other assets                                               334,677
Deposits                                               (39,834,516)
Other liabilities                                          (98,384)
 Net fair value of non-cash
  assets & liabilities                                   6,367,636
Common stock issued for acquisition                     (5,520,000)
Cash acquired from acquisition                           3,352,364
Cash paid for acquisition                $             $ 4,200,000   $




















         See accompanying notes to consolidated financial statements.
                                    -52-

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

Principles of Consolidation

The consolidated financial statements include the accounts of Southwest Georgia Financial Corporation and its wholly-owned direct and indirect Subsidiaries, Southwest Georgia Bank (the "Bank") and Empire Financial Services, Inc. ("Empire"). All significant intercompany accounts and transactions have been eliminated in the consolidation.

Nature of Operations

The Corporation offers comprehensive financial services to consumer, business, and governmental customers through its banking offices in southwest Georgia. Its primary deposit products are savings and certificates of deposit, and its primary lending products are consumer and commercial mortgage loans. The Corporation provides, in addition to conventional banking services, investment planning and management, trust management, mortgage banking, and commercial and individual insurance products. Insurance products and advice are provided by the Bank's Southwest Georgia Insurance Services Division. Mortgage banking for primarily commercial properties is provided by Empire, a mortgage banking services subsidiary.

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

Long-Lived Assets

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been calculated primarily using the straight-line method for buildings and building improvements over the assets estimated useful lives. Equipment and furniture are depreciated using the modified accelerated recovery system method over the assets estimated useful lives for financial reporting and income tax purposes for assets purchased on or before December 31, 2003. For assets acquired in 2004 and 2005, the Corporation used the straight-line method of depreciation. The following estimated useful lives are used for financial statement purposes:

Land improvements                 5 - 31 years
Building and improvements        10 - 40 years
Machinery and equipment           5 - 10 years
Computer equipment                 3 - 5 years
Office furniture and fixtures     5 - 10 years

All of the Corporation's leases are operating leases and are not capitalized as assets for financial reporting purposes. Maintenance and repairs are charged to expense and betterments are capitalized.

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

Income Taxes

The Corporation and the Bank file a consolidated income tax return. The Bank's subsidiary provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

Deferred income tax assets and liabilities result from temporary differences between the tax basis of assets and liabilities and their reportable amounts in the financial statements that will result in taxable or deductible amounts in future years. Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using either a modified prospective method or may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. Effective July 1, 2005, the Corporation has adopted this new standard using the modified prospective method. All required details of stock option awards are disclosed in Note 9 of the consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Postretirement Benefits". This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2004, the Corporation has disclosed the required elements related to its defined benefit pension plan in Note 9 to these consolidated financial statements.

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

Cash and Cash Equivalents

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include cash on hand, deposit amounts due from banks, and highly liquid debt instruments purchased with an original maturity of three months or less.

Trust Department

Trust income is included in the accompanying consolidated financial statements on the cash basis in accordance with established industry practices. Reporting of such fees on the accrual basis would have no material effect on reported income.

Servicing and Origination Fees on Loans

The Corporation from the Bank's subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under FASB 122 and amended by FASB 140, they are insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2005, 2004, and 2003 were $176,341, $214,547, and $195,316, respectively.

2.  INVESTMENT SECURITIES

	Debt and equity securities have been classified in the consolidated balance sheets according to management's intent.  The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:
                                 Amortized    Unrealized  Unrealized   Estimated
                                    Cost         Gains      Losses     Fair Value
December 31, 2005

Equity securities               $ 1,026,265  $   17,115  $        0   $ 1,043,380
State and municipal securities   12,912,004     588,100         443    13,499,661
U.S. Government Agency
 securities                      33,979,773       3,513   1,058,599    32,924,687
Mortgage backed securities          561,055      14,358         217       575,196

Total                           $48,479,097  $  623,086  $1,059,259   $48,042,924



December 31, 2004

Equity securities               $ 1,026,265  $    6,495  $        0   $ 1,032,760
State and municipal securities   12,909,067     926,544           0    13,835,611
U.S. Government Agency
 securities                      38,989,016     227,488     403,066    38,813,438
Mortgage backed securities          823,044      37,789           0       860,833

Total                           $53,747,392  $1,198,316  $  403,066   $54,542,642

Securities Held to Maturity:
                                 Amortized    Unrealized  Unrealized   Estimated
                                    Cost         Gains      Losses     Fair Value
December 31, 2005

U.S. Government Agency
 Securities                     $100,001,718 $   70,588  $ 2,273,111 $ 97,799,195
State and Municipal Securities     6,776,914     93,663       68,413    6,802,164

Total                           $106,778,632 $  164,251  $ 2,341,524 $104,601,359


December 31, 2004

U.S. Government Agency
 Securities                     $108,507,977 $  490,165  $   686,807 $108,311,335
State and Municipal Securities     7,537,680    200,520       20,189    7,718,011

Total                           $116,045,657 $  690,685  $   706,996 $116,029,346

At December 31, 2005 and 2004, securities with a carrying value of $25,699,000 and $23,591,000, respectively were pledged as collateral for public deposits and other purposes as required by law. Also, securities with a carrying value of $35,437,000 and $38,547,000 were pledged to secure Federal Home Loan Bank advances at December 31, 2005 and 2004, respectively.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10 % of the Corporation's stockholders' equity at December 31, 2005.

The amortized cost and estimated fair value of securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Available for Sale:                 Amortized        Estimated
                                       Cost          Fair Value
Amounts maturing in:
  One year or less                 $    998,344     $  1,000,937
  After one through five years       28,950,597       28,134,379
  After five through ten years       16,772,836       17,118,557
  After ten years                       170,000          170,475
     Total debt securities         $ 46,891,777     $ 46,424,348

Mortgage-backed securities              561,055          575,196
Equity securities                     1,026,265        1,043,380

     Total AFS securities          $ 48,479,097     $ 48,042,924

Held to Maturity:                   Amortized        Estimated
                                       Cost          Fair Value
Amounts maturing in:
  One year or less                 $  5,099,497     $  5,119,317
  After one through five years       82,440,356       80,490,095
  After five through ten years       18,166,033       17,932,836
  After ten years                     1,072,746        1,059,111
     Total HTM securities          $106,778,632     $104,601,359

For the years ended December 31, 2005, 2004, and 2003, proceeds from sales of securities available for sale amounted to $0, $5,157, and $192,400, respectively. Gross realized gains amounted to $0, $2,914, and $0 respectively.

Information pertaining to securities with gross unrealized losses at December 31, 2005, aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

                              Less Than Twelve Months   Over Twelve Months
                                  Gross                  Gross
                                Unrealized    Fair     Unrealized     Fair
                                  Losses      Value      Losses       Value
Securities Available for Sale
Debt securities:
U.S. Government and
 federal agency                  $ 20,938  $ 2,965,312  $1,037,661  $27,959,687
State and municipal securities        443      159,557           0            0
Mortgage-backed securities            217      138,726           0            0
Total debt securities              21,598    3,263,595   1,037,661   27,959,687
Equity securities                       0            0           0            0
Total securities
 available for sale              $ 21,598  $ 3,263,595  $1,037,661  $27,959,687

Securities Held to Maturity
U.S. Government and
 federal agency                  $830,496  $46,156,456  $1,442,615  $45,555,135
State and municipal securities     68,413    2,707,239           0            0
Total securities held
 to maturity                     $898,909  $48,863,695  $1,442,615  $45,555,135

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

At December 31, 2005, the debt securities with unrealized losses have depreciated 2.6% from the Corporation's amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuers financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.


3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation's loan portfolio at December 31, 2005, 2004, and 2003 was as follows:

                                       2005          2004          2003
Commercial, financial and
 agricultural loans               $ 12,369,529   $ 7,394,753   $ 8,312,271
Real estate:
Construction loans                  10,669,442     3,793,313     1,234,633
Commercial mortgage loans           33,869,136    40,385,724    42,968,736
Residential loans                   33,773,198    33,967,916    30,244,207
Agricultural loans                   5,850,641     5,620,766     4,851,236
Other loans                             99,295       115,963        98,343
Consumer loans                       8,044,000     8,678,825     9,452,255

Loans Outstanding                  104,675,241    99,957,260    97,161,681

Unearned discount                      (40,837)      (42,531)      (46,465)
Allowance for loan losses           (2,453,689)   (2,506,837)   (2,337,811)
Net loans                         $102,180,715   $97,407,892   $94,777,405

The Corporation's only significant concentration of credit at December 31, 2005, occurs in real estate loans which totaled approximately $84 million. However, this amount is not concentrated in any specific segment within the market or geographic area.

At December 31, 2005 and 2004, impaired loans amounted to $173,995 and $209,449 respectively. Included in the allowance for loan losses is $26,099 related to impaired loans at December 31, 2005, and $31,583 related to impaired loans at December 31, 2004. The amounts in the allowance for loan losses for impaired loans were primarily determined using the fair value of the loans' collateral.

For the years ended December 31, 2005, 2004, and 2003, the average recorded investment in impaired loans was $191,722, $328,212, and $457,839 respectively. Interest income was recognized for cash payments received on loans while they were impaired of $14,361 for 2005, $9,268 for 2004, and $29,499 for 2003.

Loans placed on nonaccrual status amounted to $103,092 and $1,387,041 at December 31, 2005 and 2004 respectively. Past due loans over ninety days and still accruing at December 31, 2005 and 2004 were $4,910 and $4,256 respectively.

Changes in the allowance for loan losses are as follows:

                                       2005         2004         2003
Balance, January 1                 $ 2,506,837  $ 2,337,811  $ 1,899,738
Provision charged to operations         80,000       92,344      517,104
Loans charged off                     (226,641)    (280,509)    (277,231)
Recoveries                              93,493      182,950      198,200
Purchased reserve                            0      174,241            0

Balance, December 31               $ 2,453,689  $ 2,506,837  $ 2,337,811

4.  BANK PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2005 and 2004 are as follows:

                                      2005              2004
Land                              $ 1,177,059       $ 1,177,059
Building                            7,768,440         7,149,383
Furniture and equipment             5,918,425         5,838,699
                                   14,863,924        14,165,141
Less accumulated depreciation     ( 8,023,626)      ( 7,334,749)

       Total                      $ 6,840,298       $ 6,830,392

Depreciation of premises and equipment was $749,278; $699,991 and $590,300 in 2005, 2004, and 2003, respectively.

The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, summary of significant accounting policies. During 2004, the Corporation changed to straight line of depreciation for all furniture, fixtures, and equipment acquired during and subsequent to 2004. The Corporation believes the straight line method allows more consistent recovery over the estimated useful life of the asset. The Corporation plans to continue to depreciate furniture, fixtures, and equipment acquired prior to 2004 on the modified accelerated cost recovery system (MACRS). The effect of this change was to increase pre-tax income and net income for 2005 by $66,000 ($.02 per share) and $44,000 ($.01 per share) and for 2004 by $39,000 ($.01 per share) and $26,000 (less than $.01 per share), respectively.

5.  INTANGIBLE ASSETS

The following table lists the Corporation's intangible assets at December 31, 2005 and 2004. Core deposit premiums have 8-9 years of remaining amortization, and customers' account base have 9-10 years remaining amortization while mortgage banking has 4 remaining years to amortize.

                                        2005             2004
Amortizing intangible assets
Core deposit premiums               $ 1,481,754      $ 1,663,496
Customers' account base                 247,429          278,695
Mortgage banking                        985,815        1,263,691

Non-amortizing intangible assets
Pension plan                            289,695          422,546

Total intangible assets             $ 3,004,693      $ 3,628,428

6.  DEPOSITS

At December 31, 2005, the scheduled maturities of certificates of deposit are as follows:

                          $ Amount
2006                     $75,223,000
2007                      11,485,000
2008                       3,425,000
2009                         498,000
2010 and thereafter          138,000

       Total             $90,769,000


7.  SHORT-TERM BORROWINGS

Federal funds purchased generally mature within one to four days. On December 31, 2005, the Corporation had no federal funds purchased. Other short-term borrowed funds consist of Federal Home Loan Bank advances of $5,000,000 with interest at 2.43 % as of December 31, 2005 and $8,000,000 million with interest at 2.30 % as of December 31, 2004.

Information concerning federal funds purchased and Federal Home Loan Bank short-term advances are summarized as follows:

                                            2005         2004         2003
Average balance during the year         $ 3,124,427  $ 5,992,467  $ 6,621,027
Average interest rate during the year         2.57%        2.39%        3.10%

Maximum month-end bal. during the year  $ 5,000,000  $10,000,000  $12,000,000

8.  LONG-TERM DEBT

Long-term debt at December 31, 2005 and 2004 consist of the following:

                                                        2005            2004
Advance from Federal Home Loan Bank with a
 2.85% fixed rate of interest maturing
 March 11, 2013.  (convertible to a variable
 rate at option of Federal Home Loan Bank
 on March 11, 2008).                                $ 5,000,000     $ 5,000,000

Advance from Federal Home Loan Bank with a
 4.00% fixed rate of interest maturing
 August 6, 2012, (convertible to a variable
 rate at option of Federal Home Loan Bank on
 August 6, 2007).                                     5,000,000       5,000,000

Advance from Federal Home Loan Bank with a
 3.85% fixed rate of interest maturing
 April 30, 2014, (convertible to a variable
 rate at option of Federal Home Loan Bank on
 April 30, 2009).                                    10,000,000      10,000,000

Advance from Federal Home Loan Bank with a
 3.08% fixed rate of interest maturing
 August 13, 2014, (convertible to a variable
 rate at option of Federal Home Loan Bank on
 August 13, 2007).                                    5,000,000       5,000,000

Advance from Federal Home Loan Bank with a
 2.43% fixed rate of interest maturing
 October 28, 2014, (convertible to a variable
 rate at option of Federal Home Loan Bank on
 October 30, 2006), (transferred to short-term
 borrowings)                                                  0       5,000,000

Advance from Federal Home Loan Bank with a
 3.21% fixed rate of interest maturing
 June 29, 2015, (convertible to a variable rate
 at option of Federal Home Loan Bank on
 June 29, 2007)                                       5,000,000               0




Advance from Federal Home Loan Bank with a
 5.21% fixed rate of interest due in annual
 installments maturing December 17, 2008.               342,857         457,143

Note payable to MIA Company with an 8.00%
 fixed rate of interest due in annual
 installments maturing January 31, 2005.                      0          60,000

Total long-term debt                                $30,342,857     $30,517,143

The advances from Federal Home Loan Bank are collateralized by the pledging of investment securities. At December 31, 2005 and 2004, securities with a carrying value of $35,437,000 and $38,547,000 respectively were pledged to secure these advances. There were no 1-4 family residential mortgages pledged to secure Federal Home Loan Bank advances. At December 31, 2005, the Corporation had $55,000,000 of unused lines of credit with the Federal Home Loan Bank.

The following are maturities of long-term debt for the next five years. At December 31, 2005, there was no floating rate long-term debt.

  Due in:                 Fixed Rate
                           $ Amount
2006                     $   114,286
2007                         114,286
2008                         114,285
2009                               0
2010                               0
Later Years               30,000,000

Total long-term debt     $30,342,857

9.  EMPLOYEE BENEFITS PLAN

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most all employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2005, 2004, and 2003 is presented below.

                                             2005         2004         2003
Change in Benefit Obligation
Benefit obligation at beginning of year  $11,053,754  $ 7,796,750  $ 6,590,821
Service cost                                 405,783      336,006      300,735
Interest cost                                688,756      505,043      476,944
Acquisition                                        0    2,637,735            0
Actuarial (gain)loss                         309,158      199,608      838,502
Benefits paid                               (563,171)    (421,388)    (410,252)
Benefit obligation at end of year         11,894,280   11,053,754    7,796,750

Change in Plan Assets
Fair value of plan assets at
 beginning of year                       $ 9,233,482  $ 6,706,808  $ 6,038,280
Actual return on plan assets                 286,943      366,107      426,605
Acquisition                                        0    2,215,189            0
Employer contribution                        493,732      366,766      652,175
Benefits paid                               (563,171)    (421,388)    (410,252)
Fair value of plan assets
 at end of year                            9,450,986    9,233,482    6,706,808

                                            2005         2004         2003
Funded Status
Prepaid (accrued) benefit cost          $(2,443,294) $(1,820,272) $(1,089,942)
Unrecognized net actuarial (gain)/loss    2,686,806    1,889,582    1,613,515
Unrecognized prior service cost             289,695      422,546            0
Prepaid pension cost recognized         $   533,207  $   491,856  $   523,573

Accumulated benefit obligation          $10,625,203  $ 9,908,839  $ 6,673,520

Amount recognized in consolidated
balance sheet consist of:
Prepaid benefit cost                    $   533,207  $   491,586
Accrued benefit liability                (1,707,424)  (1,167,213) (1)
Intangible asset                            289,695      422,546  (1)
Accumulated other comprehensive income    1,417,729      744,667  (1)
Net amount recognized                   $   533,207  $   491,586

(1) Restated 2004 consolidated
    balance sheet

Statement of Financial Accounting Standards No. 87, Employees Accounting for Pension (SFAS No. 87) requires the recognition of a minimum pension liability for the defined benefit pension plans whose accumulated benefit obligations exceed the fair value of the plan assets at the end of the year. In 2005, the Corporation recorded a non-cash adjustment to the equity through accumulated other comprehensive income of $444,221 ($673,062 on a pretax basis), accrued pension liability of $540,211 and intangible assets of ($132,851). In 2004, the Corporation's financial statements were restated to reflect the minimum pension benefit liability of defined benefit pension plan. We recorded a non-cash adjustment to equity through other comprehensive income of $491,480 ($744,667 on a pretax basis), accrued pension benefit liability of $1,167,218, and intangible assets of $422,546.

At December 31, 2005, the plan assets included cash and cash equivalents, U.
S. Treasury bonds and notes, other government agency securities, and equity securities. The pension plan for Sylvester Banking Company was merged with the Corporation's plan as of December 31, 2004. The Corporation made contributions of $117,673 in 2004 to the Sylvester's plan and $79,745 in benefits were paid to participants prior to the merger of the plans.

Assumptions used to determine the benefit obligation as of December 31, 2005, 2004, and 2003, respectively were:

Weighted-Average Assumptions As of
         December 31                            2005         2004
Discount rate                                   6.25%        6.50%
Rate of compensation increase                   5.00%        5.00%

Components of Net Periodic Benefit Cost        2005         2004         2003
Service cost                                $ 405,783    $ 336,006    $ 300,735
Interest cost                                 688,756      505,043      476,944
Expected return on plan assets               (739,352)    (538,713)    (483,609)
Amortization                                   97,194       96,147       70,265
     Net periodic benefit cost              $ 452,381    $ 398,483    $ 364,335

For the years ended December 31, 2005, 2004, and 2003, the assumptions used to determine net periodic pension costs are as follows:

                                      2005          2004          2003
Discount rate                         6.50%         6.50%         6.75%
Expected return on plan assets        8.00%         8.00%         8.00%
Rate of compensation increase         5.00%         5.00%         5.00%

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

                                                 2005           2004
Planned Asset Allocation as of December 31
Equity                                             25%            32%
Fixed income                                       71%            64%
Cash & cash equivalents                             4%             4%
Total                                             100%           100%

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

Estimated Contributions

The employer expects to contribute as a minimum $687,000 to this pension plan in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2006                  $   689,584
2007                      726,585
2008                      760,950
2009                      809,546
2010                      868,771
Years 2011 - 2015     $ 4,738,500

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (ESOP) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The contributions were $538,675 in 2005, $474,278 in 2004, and $159,725 in 2003.
Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2005, the ESOP holds 385,561 shares of the Corporation's outstanding shares of common stock. All 385,323 released shares are allocated to the participants. The 238 unreleased shares are pledged as collateral for a $5,000 long-term debt incurred from repurchasing participants shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation's outstanding shares and earnings per share computation.

Directors Deferred Compensation Plan

The Corporation has a voluntary deferred compensation plan for the Board of Directors administered by an insurance company. The plan stipulates that if a director participates in the Plan for four years, the Corporation will pay the Director future monthly income for ten years beginning at normal retirement age, and the Corporation will make specified monthly payments to the Director's beneficiaries in the event of his or her death prior to the completion of such payments. The plan is funded by life insurance policies with the Corporation as the named beneficiary.

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

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $500 monthly of salary or directors' fees and receive corporate common stock with an aggregate value of 1.5 times their contribution. The expense incurred during 2005, 2004, and 2003 on the part of the Corporation totaled $64,550, $58,550, and $54,681, respectively.

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

In 2005, 1,500 incentive stock options (ISO) were granted to the Corporation's key employees and/or directors. In 2004, the Corporation granted 13,900 stock options and no stock options were granted in 2003. Under the Plan, the exercise price of each option equals the market price of the Corporation's stock on the grant date for a term of ten years. All of these stock options are fully vested. The fair value of each stock option grant is estimated on the grant date using an option-pricing model using weighted-average assumptions.

The following table sets forth the number of stock options granted, the average fair value of options granted, and the weighted-average assumptions used to determine the fair value of the stock options granted.

                                                  2005       2004      2003
Number of stock options granted                   1,500     13,900          0
Average fair value of stock options granted      $ 4.11     $ 3.14        $ 0
Number of option shares exercisable             131,480    138,640    135,960
Average price of stock options exercisable       $17.67     $17.76     $17.20
Weighted-average assumptions:
 Dividend yield                                    2.4%       2.2%          0
 Risk-free interest rate                           3.9%       1.3%          0
 Volatility rate                                  20.0%      21.2%          0
 Expected life                                  5 years    5 years          0

A summary of the status of the Corporation's Plan as of December 31, 2005, 2004 and 2003, and the changes in stock options during the years are presented below:

                                         No. of Shares      Average Price
Outstanding at Dec. 31, 2002                145,860            $ 17.12
Granted                                           0               0.00
Expired                                      (6,600)             17.79
Exercised                                    (3,300)             12.50
Outstanding at Dec. 31, 2003                135,960              17.20
Granted                                      13,900              20.56
Expired                                           0                  0
Exercised                                   (11,220)             14.43
Outstanding at Dec. 31, 2004                138,640              17.76
Granted                                       1,500              22.05
Expired                                      (3,000)             21.08
Exercised                                    (4,160)             18.19
Outstanding at December 31, 2005            132,980            $ 17.72

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2005.

                     Outstanding Stock Options        Exercisable Stock Options
               -------------------------------------  -------------------------
                              Weighted-
                               Average      Weighted                  Weighted
                 Number       Remaining      Average     Number        Average
 Exercise      Outstanding   Contractual    Exercise   Exercisable    Exercise
Price Range    At 12/31/05      Life          Price    At 12/31/05      Price
$11 to $12       9,240        5.3 Years     $ 11.73       9,240       $ 11.73
$12 to $13       7,260        4.8 Years       12.19       7,260         12.19
$13 to $14      17,160        4.4 Years       13.09      17,160         13.09
$19 to $20      93,520        3.0 Years       19.34      93,520         19.34
$21 to $23       5,800        9.4 Years       21.80       4,300         21.71

$11 to $23     132,980                      $ 17.72     131,480       $ 17.67

As of July 1, 2005, the Corporation adopted SFAS No. 123R which requires recording stock option awards as compensation cost based on the fair value of the stock options over the vesting period. The Corporation granted 1,500 ISO's fully vested at a fair value of $6,165 to employees in December 2005. The fair value of these ISO's which are classified as equity are required to be recorded in the financial statements as compensation cost. In 2005, the year of adopting the new standard, the Corporation had no effect from the change on income before taxes, net income, cash flow from operations, and basic and diluted earnings per share.

Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                    Years Ended December 31,
                                                   2005       2004       2003
                                           (In thousands, except per share data)
Net income, as reported                          $ 4,329    $ 3,865    $ 2,480
Add:  Stock-based employee compensation
      cost included in reported income, net
      of related tax effects                           6          0          0
Deduct:  Stock based employee compensation
      (cost) income determined under fair
      value based method, net of tax effects          (6)        (3)        16

Pro forma net income                             $ 4,329    $ 3,862    $ 2,496

Basic earnings per share - As reported           $  1.32    $  1.19    $   .81
                         - Pro forma                1.32       1.18        .81

Diluted earnings per share - As reported            1.31       1.18        .80
                           - Pro forma              1.31       1.18        .80

The pro forma disclosures include the effects of all awards granted from January 1, 1995 through December 31, 2005.


Dividend Reinvestment and Share Purchase Plan

In 1997, the Corporation's Board of Directors approved a dividend reinvestment and share purchase plan. Also, the Board amended this plan on September 16, 1998. The purpose of the plan is to provide shareholders of record of the Corporation's common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant's price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the American Stock Exchange on the dividend payable date or other purchase date. During the years ended December 31, 2005, 2004, and 2003, 12,747, 10,079; and
10,669; shares were issued through the plan at an average of $22.84, $24.05, and $20.46, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

10.  INCOME TAXES

Components of income tax expense for 2005, 2004, and 2003 are as follows:

                               2005          2004          2003
Current payable             $1,716,781    $1,054,812    $1,077,487
Deferred taxes (benefit)      (400,101)       89,515       (58,636)

Total income taxes          $1,316,680    $1,144,327    $1,018,851

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

                             2005                2004                2003
                        Amount      %       Amount      %       Amount      %
Taxes at statutory
 income tax rate      $1,919,371  34.0    $1,703,245  34.0    $1,399,604  40.0
Reductions in taxes
 resulting from
 exempt income          (250,890) (4.5)     (266,191) (5.3)     (277,821) (8.0)
Other timing
 differences            (351,801) (6.2)     (292,727) (5.9)     (102,932) (2.9)

Total income taxes    $1,316,680  23.3    $1,144,327  22.8    $1,018,851  29.1

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2005, 2004, and 2003 are summarized as follows:

                                              2005        2004        2003
Accretion of discount (net of maturities)  $  13,700   $  25,200    $ 34,700
Nonqualified retirement plan
 contribution / payments                       9,300      (8,800)   (151,000)
Gain on disposition of discounted bonds      (34,600)    (61,900)    (16,100)
Bad debt expense in excess of tax           (275,200)          0           0
Deferred compensation                        (67,900)          0           0
Book and tax depreciation difference         (45,401)    135,015      73,764

     Total deferred taxes                  $(400,101)   $ 89,515    $(58,636)

                                                              December 31,
                                                           2005          2004
Deferred tax liabilities:
 Accretion on securities                               $    37,900    $  58,800
 Depreciation on fixed assets                              162,078      207,479
 Unrealized gain on securities available for sale                0      270,063
Total deferred tax liabilities                             199,978      536,342
Deferred tax assets:
Bad debt expense in excess of tax                          275,200            0
Pension plan                                               482,028      253,187
Unrealized loss on securities available for sale           150,718            0
Deferred compensation                                      294,000      235,400
Total deferred tax assets                                1,201,946      488,587

Net deferred tax (assets) liabilities                  $(1,001,968)   $  47,755

11.  RELATED PARTY TRANSACTIONS

The Employee Stock Ownership Plan and Trust of Southwest Georgia Financial Corporation presently holds 385,561 shares of the Corporation's stock of which 238 shares have been pledged. In the normal course of business, the Corporation's banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $3,487,000 and $3,221,000 at December 31, 2005 and 2004, respectively. During 2005, approximately $3,953,000 of such loans were made, and repayments totaled approximately $3,687,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2005 or 2004. Also, during 2005 and 2004, directors and executive officers had approximately $4,600,000 and $1,944,000, respectively, in deposits with the Bank.

12. COMMITMENTS, CONTINGENT LIABILITIES, AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

                                                    Dec. 31, 2005  Dec. 31, 2004
Financial instruments whose contract
amounts represent credit risk:
  Commitments to extend credit                        $31,896,561   $25,316,944
  Standby letters of credit and financial guarantees  $   207,000   $   142,500

13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following information and tables present the carrying amounts and fair values of the Corporation's financial instruments at December 31, 2005 and 2004. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. Those techniques can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Deposits

The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at December 31, 2005. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

The carrying amount and estimated fair values of the Corporation's financial instruments are as follows:

                                      December 31, 2005      December 31, 2004

                                     Carrying               Carrying
                                      Amount   Fair Value    Amount   Fair Value
                                   (Dollars in thousands) (Dollars in thousands)
Financial assets:
 Cash                                $ 11,699    $ 11,699   $ 13,367   $ 13,367
 Short-term investments                13,706      13,706      5,967      5,967
 Securities available for sale         48,043      48,043     54,543     54,543
 Securities held to maturity          106,779     104,601    116,046    116,029
 Federal Home Loan Bank stock           2,205       2,205      2,310      2,310
 Loans                                104,634     102,338     99,915     99,356
 Less:  allowance for loan losses       2,454       2,454      2,507      2,507
Financial liabilities:
 Deposits                             221,844     221,610    222,488    224,436
 Short-term borrowings                  5,000       4,901      8,000      7,973
 Long-term debt                        30,343      29,682     30,517     30,370
Unrecognized financial
 instruments:
 Commitments to extend credit          31,897      31,897     25,317     25,317
 Standby letters of credit                207         207        142        142

14.  SUPPLEMENTAL FINANCIAL DATA

Components of other operating expense in excess of one % of gross revenue for the respective periods are as follows:

                                        Years Ended December 31
                                     2005         2004         2003
Advertising & promotion            $176,341     $214,547     $195,316

Foreclosed assets expenses, net        $988     $138,979     $409,346

Other professional fees            $306,271     $468,372     $252,638

15.  STOCKHOLDER'S EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2005, approximately $2,164,000 of the Bank's net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2005, the Bank's reserve requirements averaged approximately $4,459,000.

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation's and Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2005, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2005 and 2004 are also presented in the table.

As a result of regulatory limitations at December 31, 2005, approximately $34,244,000 of the parent company's investment in net assets of the subsidiary bank of $36,408,000, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

On September 22, 2004, the Corporation declared a 20 % stock dividend payable to shareholders of record on October 7, 2004. Share and per share data for all periods presented have been retroactively restated to reflect the additional shares outstanding resulting from the stock dividend.

The Corporation's ratios under the above rules at December 31, 2005 and 2004 are set forth in the following table. The Corporation's leverage ratio at December 31, 2005 was 12.75 %.

                                                                 To Be Well
                                                              Capitalized Under
                                             For Capital      Prompt Corrective
                            Actual        Adequacy Purposes   Action Provisions
                       Amount    Ratio    Amount      Ratio   Amount      Ratio
As of December 31,
 2005:
Total capital
 (to risk-
 weighted assets)   $39,774,236 28.53% $11,152,240 >= 8.00% $13,940,300 >= 10.00%
Tier I capital
 (to risk-
 weighted assets)   $38,022,911 27.28% $ 5,576,120 >= 4.00% $ 8,364,180 >=  6.00%
Tier I capital (to
 average assets)    $38,022,911 12.75% $ 8,948,318 >= 3.00% $14,913,862 >=  5.00%


As of December 31,
 2004:
Total capital
 (to risk-
 weighted assets)   $38,541,318 28.66% $10,759,120 >= 8.00% $13,448,900 >= 10.00%
Tier I capital
 (to risk-
 weighted assets)   $36,850,006 27.40% $ 5,379,560 >= 4.00% $ 8,069,340 >=  6.00%
Tier I capital (to
 average assets)    $36,850,006 12.88% $ 8,580,410 >= 3.00% $14,300,683 >=  5.00%

16.  PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation's condensed balance sheets as of December 31, 2005 and 2004, and its related condensed statements of operations and cash flows for the years ended are as follows:

                           Condensed Balance Sheets
                       as of December 31, 2005 and 2004
                            (Dollars in thousands)
                                  __________
                                                        2005              2004
ASSETS

Cash                                                  $ 1,740           $ 1,863
Investment in consolidated wholly-owned bank
 subsidiary, at equity                                 36,408            36,401
Investment securities available for sale                   27                19
Loans                                                       5                25
Other assets                                            2,097             1,071

Total assets                                          $40,277           $39,379


LIABILITIES AND STOCKHOLDERS' EQUITY

Dividends payable                                     $   424           $   426


Total liabilities                                         424               426

Stockholders' equity:
 Common stock, $1 par value, 5,000,000 shares
  authorized, 4,266,680 shares issued                   4,267             4,263
 Additional paid-in capital                            31,265            31,188
 Retained earnings                                     15,258            12,627
 Accumulated other comprehensive income                (1,223)               34
 Treasury stock, at cost, 1,008,912 for 2005
  and 983,912 shares for 2004                          (9,714)           (9,159)

Total stockholders' equity                             39,853            38,953

Total liabilities and stockholders' equity            $40,277           $39,379

                  Condensed Statements Of Income and Expense
            for the years ended December 31, 2005, 2004, and 2003
                            (Dollars in thousands)
                                  __________
                                                  2005       2004       2003
Income:
 Dividend received from bank subsidiary         $ 3,000    $ 3,000    $ 2,000
 Interest on loan                                     3         22         14
 Other                                               61         26         51

Total income                                      3,064      3,048      2,065

Expenses:
 Other                                               97        168        193

Income before income taxes and equity in
 Undistributed income of bank subsidiary          2,967      2,880      1,872

Income tax expense - allocated from
 consolidated return                                (91)      (146)      (118)

Income before equity in undistributed
 income of subsidiary                             3,058      3,026      1,990

Equity in undistributed income of subsidiary      1,271        839        490

Net income                                        4,329      3,865      2,480

Retained earnings - beginning of year            12,627     29,555     28,403

Stock dividend declared                               0    (19,294)         0

Cash dividend declared                           (1,698)    (1,499)    (1,328)

Retained earnings - end of year                 $15,258    $12,627    $29,555

                      Condensed Statements Of Cash Flows
            for the years ended December 31, 2005, 2004, and 2003
                            (Dollars in thousands)
                                  __________
                                                    2005       2004       2003
Cash flow from operating activities:
 Net income                                       $ 4,329    $ 3,865    $ 2,480
 Adjustments to reconcile net income to net
 cash provided(used) by operating activities:
  Equity in undistributed earnings of
   Subsidiary                                      (1,271)      (839)      (490)
  Changes in:
   Other assets                                    (1,079)      (159)       (43)
   Other liabilities                                   56         16        (37)

Net cash provided for operating activities          2,035      2,883      1,910

Cash flow from investing activities:
 Net change in loans                                   20        360       (165)

Net cash provided (used) for investing
 Activities                                            20        360       (165)

Cash flow from financing activities:
 Dividend declared to stockholders                 (1,698)    (1,499)    (1,338)
 Purchase of treasury stock                          (555)    (1,397)    (1,059)
 Proceeds from issuance of common stock                75        162         41

Net cash provided (used) for financing
 Activities                                        (2,178)    (2,734)    (2,356)

Increase (decrease) in cash                          (123)       509       (611)

Cash - beginning of year                            1,863      1,354      1,965

Cash - end of year                                $ 1,740    $ 1,863    $ 1,354

17.  BUSINESS CONSOLIDATION

Effective February 27, 2004, the Corporation completed the acquisition of First Bank Holding Company and its sole subsidiary, Sylvester Banking Company ("SBC"). The approximate value of the transaction was $9.7 million. The Corporation exchanged $4.2 million in cash and 240,000 shares of its common stock valued at $5.5 million in connection with the acquisition This acquisition transaction was accounted for as a purchase and accordingly, the operating results of SBC have been included in the Corporation's consolidated financial statements since the date of acquisition.

The following table summarizes the fair values of the assets acquired and liabilities assumed of SBC.

                              February 27, 2004
Cash                            $  3,352,364
Federal funds sold                 6,509,000
Securities                        26,934,422
Loans, net                        10,263,650
Bank premises & equipment            588,372
Core deposit intangible            1,670,415
Other assets                         334,677
    Total assets acquired         49,652,900

Deposits                          39,834,516
Other liabilities                     98,384
    Total liabilities             39,932,900
Net assets acquired             $  9,720,000

The acquisition of SBC resulted in the recognition of $1,670,415 of intangible assets and all were allocated to core deposits. This allocation was based on the Corporation's valuation of the core deposits of SBC. Among the factors considered included: (1) the rate and maturity structure of the interest-bearing liabilities, (2) estimated retention rates of each deposit liability category, (3) the current interest rate environment, and (4) estimated noninterest income potential of the acquired relationship. The core deposit intangible created is being amortized on a straight line basis over ten years. There was no intangible allocated to goodwill.

The following table shows selected pro forma information as if the acquisition had occurred during the last three years. The pro forma information does not include any operating efficiencies that could be realized in a branch acquisition; therefore, this pro forma information does not necessarily reflect the results of operations as they would have been if the acquisition had occurred at the dates presented.

Pro forma information for years ended:

                                 2005           2004           2003
                                       (Dollars in Thousands)
Net interest income            $ 10,243       $ 10,652       $ 11,236

Net Income                     $  4,329       $  3,928       $  2,606

Basic earnings per share       $   1.32       $   1.18       $    .77

Diluted earnings per share     $   1.31       $   1.17       $    .77

18.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

                                      Year Ended December 31, 2005
                                                   Weighted        Per
                                                    Average       Share
                                   Income           Shares        Amount
Basic earnings per share:
  Net income                    $ 4,328,530       3,267,169       $ 1.32
Diluted earnings per share:
  Net income                    $ 4,328,530       3,293,534       $ 1.31

                                      Year Ended December 31, 2004
                                                   Weighted        Per
                                                    Average       Share
                                   Income           Shares        Amount

Basic earnings per share:
  Net income                    $ 3,865,218       3,258,124       $ 1.19
Diluted earnings per share:
  Net income                    $ 3,865,218       3,281,117       $ 1.18

                                      Year Ended December 31, 2003
                                                   Weighted        Per
                                                    Average       Share
                                   Income           Shares        Amount

Basic earnings per share:
  Net income                    $ 2,480,160       3,072,242       $ 0.81
Diluted earnings per share:
  Net income                    $ 2,480,160       3,084,024       $ 0.80

19.  QUARTERLY DATA

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                               QUARTERLY DATA
                                 (UNAUDITED)
                            (Dollars in Thousands)
                                                    For the Year 2005
                                           Fourth    Third    Second     First
Interest and dividend income              $ 3,781   $ 3,813   $ 3,652   $ 3,573
Interest expense                            1,301     1,207     1,071       997
Net interest income                         2,480     2,606     2,581     2,576
Provision for loan losses                      20        20        20        20
Net interest income after
 provision for loan losses                  2,460     2,586     2,561     2,556
Noninterest income                          1,828     2,048     2,237     1,751
Noninterest expenses                        3,114     3,059     3,159     3,050
Income before income taxes                  1,174     1,575     1,639     1,257
Provision(benefit) for income taxes           283       385       399       249
Net income                                $   891   $ 1,190   $ 1,240   $ 1,008
Earnings per share of common stock:
  Basic                                   $   .27   $   .36   $   .38   $   .31
  Diluted                                 $   .27   $   .36   $   .38   $   .30

                                                    For the Year 2004
                                           Fourth    Third    Second     First
Interest and dividend income              $ 3,558   $ 3,520   $ 3,512   $ 3,231
Interest expense                              970       868       805       757
Net interest income                         2,588     2,652     2,707     2,474
Provision for loan losses                      18        58        10         7
Net interest income after
 provision for loan losses                  2,570     2,594     2,697     2,467
Noninterest income                          1,798     1,438     1,741     1,778
Noninterest expenses                        3,087     2,938     2,989     3,059
Income before income taxes                  1,281     1,094     1,449     1,186
Provision(benefit) for income taxes           375       275       387       108
Net income                                $   906  $    819   $ 1,062   $ 1,078
Earnings per share of common stock:
  Basic                                   $   .28  $    .25   $   .32   $   .34
  Diluted                                 $   .27  $    .25   $   .32   $   .34

20.  SEGMENT REPORTING

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

The Corporation does not have a single external customer from which it derives 10 % or more of its revenues and operates in one geographical area.

This is managements second year to have reportable business segments. Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2005 and 2004, are as follows:

                                                 Segment Reporting
                                       For the year ended December 31, 2005
                                Retail                           Trust and
                                 and      Commercial               Retail                Inter-
                              Commercial   Mortgage   Insurance  Brokerage  Financial    segment
                                Banking    Banking     Services   Services  Management  Elimination   Other    Totals

                                                             (Dollars in Thousands)
Net Interest Income (expense)
 external customers            $  4,741                     9        (510)     5,941                    62   $ 10,243
Net intersegment interest
  income (expense)                4,254       (35)        (33)        727     (4,913)
Net Interest Income               8,995       (35)        (24)        217      1,028                    62     10,243

Provision for Loan Losses            80                                                                            80

Noninterest Income (expense)
  external customers              1,697     4,417       1,114         570         64                     3      7,865
Intersegment noninterest
  income (expense)                   58       (44)        (14)         41                     (41)
Total Noninterest Income          1,755     4,373       1,100         611         64          (41)       3      7,865

Noninterest Expenses:
Depreciation                        491        45          32          28         56                    96        748
Amortization of intangibles         182       278          38          18                     (25)                491
Noninterest Income (expense)
Other Noninterest Expenses        5,527     2,032         862         588        561            0    1,574     11,144
Total Noninterest Expenses        6,200     2,355         932         634        617          (25)   1,670     12,383

Pre-tax Income                    4,470     1,983         144         194        475          (16)  (1,605)     5,645

Provision for Income Taxes        1,021       754          30          46        114                  (649)     1,316

Net Income                     $  3,449     1,229         114         148        361          (16)    (956)  $  4,329

Assets                         $292,164     3,648       1,193      23,036    179,472     (198,769)     530   $301,274

Expenditures for Fixed Assets  $    536        77           6           7          5                         $    632

Amounts included in the "Other" column are as follows:

                                                     Other
Net interest Income:
   Parent Company                                  $     62
Noninterest Income:
   Executive office miscellaneous income                  3
Noninterest Expenses:
   Parent Company corporate expenses                     96
   Executive office expenses not
     allocated to segments                            1,574
Provison for Income taxes:
   Parent Company income taxes (benefit)                (91)


   Executive office income taxes not
     allocated to segments                             (558)
Net Income:                                        $  ( 956)

Segment assets:
    Parent Company assets, after
      intercomany elimination                      $    530

                                                 Segment Reporting
                                       For the year ended December 31, 2004
                                Retail                           Trust and
                                 and      Commercial               Retail                Inter-
                              Commercial   Mortgage   Insurance  Brokerage  Financial    segment
                                Banking    Banking     Services   Services  Management  Elimination   Other    Totals

                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  4,762                              (301)     5,911                    48   $ 10,420
Net intersegment interest
  income (expense)                4,346       (66)        (37)        806     (5,049)
Net Interest Income               9,108       (66)        (37)        505        862                    48     10,420

Provision for Loan Losses            92                                                                            92

Noninterest Income (expense)
  external customers              1,642     3,612       1,102         555         77                  (234)     6,754
Intersegment noninterest
  income (expense)                   45       (30)        (15)         39                     (39)
Total Noninterest Income          1,687     3,582       1,087         594         77          (39)    (234)     6,754

Noninterest Expenses:
Depreciation                        475        42          38          30         71                    44        700
Amortization of intangibles         155       278          57          37                     (25)                502
Noninterest Income (expense)
  external customers              5,751     1,666         900         575        588                 1,391     10,871
Total Noninterest Expenses        6,381     1,986         995         642        659          (25)   1,435     12,073

Pre-tax Income                    4,322     1,530          55         457        280          (14)  (1,621)     5,009

Provision for Income Taxes        1,069       581          15         112        120           (4)    (749)     1,144

Net Income                     $  3,253       949          40         345        160          (10)    (872)  $  3,865

Assets                         $283,114     5,759       1,159      22,634    187,462     (194,693)     465   $305,900

Expenditures for Fixed Assets  $  1,391        49          33          26         33                         $  1,532

Amounts included in the "Other" column are as follows:

                                                               Other
Net interest Income:
   Parent Company                                             $   48
Noninterest Income:
   Administrative office expenses related to
   loss on disposition of assets                                (234)
Noninterest Expenses:
   Parent Company corporate expenses                             168
   Administrative office expenses not
     allocated to segments                                     1,267
Provison for Income taxes:


   Parent Company income taxes (benefit)                        (146)
   Administrative office income taxes not
     allocated to segments                                      (603)
Net Income:                                                   $ (872)

Segment assets:
    Parent Company assets, after
      intercomany elimination                                 $  465

                                    -89-


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During the past three years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

Item 9A.  Controls and Procedures

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2005. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

No changes were made to the Corporation's internal control over financial reporting during the last fiscal quarter that materially affected or could reasonably likely to materially affect the Corporation's internal controls over financial reporting.

Item 9B.  Other Information

None.

                                   PART III

Item 10.  Directors and Executive Officers of the Corporation

The information contained under the heading "Information About Nominees For Director" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 23, 2006, to be filed with the Commission, is incorporated herein by reference.

Item 11.  Executive Compensation

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 23, 2006, to be filed with the Commission, is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Stock Related Matters

The information contained under the heading "Voting Securities and Principal Holders" and "Equity Compensation Plan Information" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 23, 2006, to be filed with the Commission, is incorporated herein by reference. For purposes of determining the aggregate market value of the Corporation's voting stock held by nonaffiliates, shares held by all directors and executive officers of the Corporation have been excluded. The exclusion of such shares is not intended to, and shall not, constitute a determination as to which persons or entities may be "affiliates" of the Corporation as defined by the Securities and Exchange Commission.

Item 13.  Certain Relationships and Related Transactions

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 23, 2006, to be filed with the Commission, is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services

The information contained under the heading "Information Concerning the Company's Accountants" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 23, 2006, to be filed with the Commission, is incorporated herein by reference.

                                   PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1).  Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2005, 2004, and 2003 are included in Part II, Item 8 herein:

 (i)    Report of Independent Auditors

 (ii)   Consolidated Balance Sheets - December 31, 2005 and 2004

 (iii) Consolidated Statements of Income - Years ended December 31, 2005, 2004, and 2003

 (iv) Consolidated Statements of Shareholders' Equity - Years ended December 31, 2005, 2004, and 2003

 (v) Consolidated Statements of Cash Flows - Years ended December 31, 2005, 2004, and 2003

 (vi)   Notes to Consolidated Financial Statements - December 31, 2005


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

 10.1     Pension Retirement Plan of the Corporation, as amended and restated.

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

 10.5 Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

 10.6 Trust under the Corporation's Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

 10.7 Employee Stock Ownership Plan and Trust of the Corporation as amended and restated.

 10.8 Dividend Reinvestment and Share Purchases Plan of the Corporation as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation's Form S-3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

 10.9 Key Individual Stock Option Plan of the Corporation dated March 19, 1997 (included as Exhibit 10.9 to the Corporation's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

 10.10 Employment agreement of J. David Dyer, Jr. (included as Exhibit 10.10 to the Corporation's Form 10-K dated December 31, 2002, previously filed with the Commission and incorporated herein by reference).*

 10.11 Employment agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation's Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

 10.15 Consulting agreement of John H. Clark (included as Exhibit 10.15 to the Corporation's Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

 10.16 Form of Employment Agreement by and between the Corporation and Bank and John J. Cole, Jr. and George R. Kirkland.*

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


                                     Southwest Georgia Financial Corporation
                                                   (Corporation)

Date:   March 28, 2006               By:  /s/ DeWitt Drew
                                          DEWITT DREW
                                          President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


/s/ DeWitt Drew                                           Date:  March 28, 2006
DEWITT DREW
President and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                                    Date:  March 28, 2006
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ John H. Clark                                         Date:  March 28, 2006
JOHN H. CLARK
Chairman of the Board of Directors

/s/ Cecil H. Barber                                       Date:  March 28, 2006
CECIL H. BARBER
Director

/s/ Michael J. McLean                                     Date:  March 28, 2006
MICHAEL J. MCLEAN
Director

/s/ Richard L. Moss                                       Date:  March 28, 2006
RICHARD L. MOSS
Director

/s/ Roy Reeves                                            Date:  March 28, 2006
ROY REEVES
Director

/s/ Johnny R. Slocumb                                     Date:  March 28, 2006
JOHNNY R. SLOCUMB
Director

/s/ Violet K. Weaver                                      Date:  March 28, 2006
VIOLET K. WEAVER
Director

/s/ C. Broughton Williams                                 Date:  March 28, 2006
C. BROUGHTON WILLIAMS
Director

                            Exhibit Index

    Exhibit
    Number              Description Of Exhibit

     10.1 Pension Retirement Plan of the Registrant, as amended and restated effective March 1, 2005.

     10.7    Employee Stock Ownership Plan and Trust of the
             Registrant as amended and restated effective
             January 1, 2005.

     10.16 Form of Employment Agreement by and between the Corporation and Bank and John J. Cole, Jr. and
             George R. Kirkland.

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