Form 10-Q
period 2006-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2006-05-12
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).    Yes [    ]     No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                            Outstanding At April 15, 2006
    Common Stock, $1 Par Value                           4,267,680

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2006

                               TABLE OF CONTENTS
                                                                          PAGE #

PART I - FINANCIAL INFORMATION

  ITEM 1.   FINANCIAL STATEMENTS

  The following financial statements are provided for Southwest
  Georgia Financial Corporation as required by this Item 1.

  a.  Consolidated balance sheets - March 31, 2006 (unaudited) and
      December 31, 2005 (audited).                                             2

  b.  Consolidated statements of income (unaudited) - for the
      three months ended March 31, 2006 and 2005.                              3

  c.  Consolidated statements of comprehensive income (unaudited)
      - for the three months ended March 31, 2006 and 2005.                    4

  d.  Consolidated statements of cash flows (unaudited) for the
      three months ended March 31, 2006 and 2005.                              5

  e.  Notes to Consolidated Financial Statements                               6


  ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     13

  ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISK                                                 20

  ITEM 4.   CONTROLS AND PROCEDURES                                           22

PART II - OTHER INFORMATION

  ITEM 6.   EXHIBITS                                                          23

  SIGNATURE                                                                   24

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 2006 and December 31, 2005
                                                    (Unaudited)      (Audited)
                                                      March 31,     December 31,
                                                         2006           2005
ASSETS
Cash and due from banks                             $ 22,667,193   $ 11,699,277
Interest-bearing deposits with banks                   6,874,622     10,156,067
Federal funds sold                                     5,814,000      3,550,000
Investment securities available for sale,
 at fair value                                        47,625,640     48,042,924
Investment securities held to maturity (fair value
 approximates $105,658,637 and $104,601,359)         108,775,207    106,778,632
Federal Home Loan Bank stock, at cost                  2,197,000      2,205,200
    Total investment securities                      158,597,847    157,026,756
Loans                                                115,088,637    104,675,241
Less:   Unearned income                                  (40,369)       (40,837)
        Allowance for loan losses                     (2,438,788)    (2,453,689)
        Loans, net                                   112,609,480    102,180,715
Premises and equipment, net                            6,881,922      6,840,298
Foreclosed assets, net                                         0              0
Intangible assets                                      2,881,973      3,004,693
Other assets                                           7,172,205      6,815,899

    Total assets                                    $323,499,242    $301,273,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                      $ 61,629,276    $ 51,604,863
  Money Market                                        19,989,774      17,079,484
  Savings                                             25,593,810      25,481,261
  Certificates of deposit $100,000 and over           22,289,157      23,691,032
  Other time accounts                                 65,475,807      67,077,882
    Total interest-bearing deposits                  194,977,824     184,934,522
  Noninterest bearing deposits                        36,717,599      36,909,869
    Total deposits                                   231,695,423     221,844,391
 Federal funds purchased                                       0               0
 Other borrowed funds                                  5,000,000       5,000,000
 Long-term debt                                       30,342,857      30,342,857
 Other liabilities                                    16,330,196       4,233,637
    Total liabilities                                283,368,476     261,420,885

Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,267,680 shares issued                  4,267,680       4,266,680
 Capital surplus                                      31,283,534      31,265,216
 Retained earnings                                    15,920,624      15,258,388
 Accumulated other comprehensive income               (1,473,284)    (1,223,252)
 Treasury stock, at cost 1,015,512 shares for 2006
  and 1,008,912 shares for 2005                       (9,867,788)    (9,714,212)
    Total stockholders' equity                        40,130,766      39,852,820

    Total liabilities and stockholders' equity      $323,499,242    $301,273,705

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                                                          For The Three Months
                                                             Ended March 31,
                                                            2006         2005
Interest income:
 Interest and fees on loans                              $1,984,527   $1,711,828
 Interest on taxable securities available for sale          332,177      407,849
 Interest on taxable securities held to maturity          1,072,926    1,165,078
 Interest on tax exempt securities available for sale       158,675      156,301
 Interest on tax exempt securities held to maturity          50,727       57,201
 Dividends                                                   29,846       22,124
 Interest on federal funds sold                             115,964            0
 Interest on deposits in banks                               79,321       52,394
    Total interest income                                 3,824,163    3,572,775

Interest expense:
 Interest on deposits                                     1,072,455      719,197
 Interest on federal funds purchased                              0            0
 Interest on other short-term borrowings                     30,375       20,387
 Interest on long-term debt                                 265,076      257,083
    Total interest expense                                1,367,906      996,667
    Net interest income                                   2,456,257    2,576,108
Provision for loan losses                                         0       20,000
    Net interest income after provision for loan losses   2,456,257    2,556,108

Noninterest income:
 Service charges on deposit accounts                        403,085      337,610
 Income from trust services                                  74,964       72,223
 Income from retail brokerage services                       69,936       59,490
 Income from insurance services                             364,241      309,074
 Income from mortgage banking services                    1,032,409      872,457
 Net gain on disposition of assets                            5,532        2,600
 Other income                                                96,353       97,801
    Total noninterest income                              2,046,520    1,751,255

Noninterest expense:
 Salaries and employee benefits                           1,787,307    1,759,287
 Occupancy expense                                          209,394      208,200
 Equipment expense                                          155,984      167,505
 Data processing expense                                    172,573      193,417
 Amortization of intangible assets                          122,721      122,721
 Other operating expenses                                   590,336      599,210
    Total noninterest expenses                            3,038,315    3,050,340
    Income before income taxes                            1,464,462    1,257,023
Provision for income taxes                                  379,364      249,463
    Net income                                           $1,085,098   $1,007,560

Earnings per share of common stock:
 Net income, basic                                       $     0.33   $     0.31
 Net income, diluted                                     $     0.33   $     0.30
 Dividends declared                                      $     0.13   $     0.13
Weighted average shares outstanding                       3,255,990    3,275,464
Diluted average shares outstanding                        3,286,787    3,307,589

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                                          For The Three Months
                                                             Ended March 31,
                                                           2006          2005
Net income                                              $1,085,098    $1,007,560
Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
    available for sale                                    (378,837)   (1,064,074)
 Unrealized gain(loss) on pension
   plan benefits                                                 0             0
 Federal income tax expense(benefit)                      (128,805)     (361,785)
  Other comprehensive income(loss), net of tax:           (250,032)     (702,289)

Total comprehensive income                              $  835,066    $  305,271

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                         For The Three Months
                                                            Ended March 31,
                                                          2006           2005
Cash flows from operating activities:
 Net income                                           $ 1,085,098    $ 1,007,560
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                     0        20,000
  Depreciation                                            194,550       194,761
  Net amortization and accretion of
   investment securities                                    1,087         3,833
  Amortization of intangibles                             122,721       122,721
  Net loss (gain) on sale and disposal of assets      (     5,532)  (     2,600)
  Funds held related to mortgage banking activities    11,851,467   ( 1,148,027)
  Increase in other assets, net                       (   379,608)  (   327,693)
  Decrease (increase) in other liabilities, net           373,896       249,412
    Net cash provided by operating activities          13,243,679       119,967

Cash flows from investing activities:
 Proceeds from maturities of securities
  held to maturity                                              0     4,000,000
 Proceeds from maturities of securities
  available for sale                                       48,985       296,667
 Proceeds from sale of securities available for sale            0             0
 Purchase of securities held to maturity              ( 2,000,000)  ( 2,000,000)
 Purchase of securities available for sale                      0   (    30,400)
 Net change in other short-term investments           ( 2,264,000)            0
 Net change in loans                                  (10,428,765)  ( 1,025,399)
 Purchase of premises and equipment                   (   236,174)  (   148,286)
 Proceeds from sales of other assets                       28,832        16,800
 Net change in interest-bearing deposits in banks       3,281,445   (   463,597)
    Net cash provided(used) for investing activities  (11,569,677)      645,785

Cash flows from financing activities:
 Net change in deposits                                 9,851,032     2,694,554
 Net change in federal funds purchased                          0             0
 Payment of short-term and portion of long term debt            0   ( 5,000,000)
 Proceeds from issuance of short-term debt                      0             0
 Payment of long-term debt                                      0   (    60,000)
 Proceeds from issuance of long-term debt                       0             0
 Cash dividends declared                              (   422,860)  (   425,283)
 Proceeds from the exercise of stock options               19,318        19,318
 Payment for common stock                             (   153,576)  (   187,675)
    Net cash provided(used) for financing activities    9,293,914   ( 2,959,086)

Increase(decrease) in cash and due from banks          10,967,916   ( 2,193,334)
Cash and due from banks - beginning of period          11,699,277    13,366,631
Cash and due from banks - end of period               $22,667,193   $11,173,297

NONCASH ITEMS:
Increase in foreclosed properties and
 decrease in loans                                    $         0   $         0
Unrealized gain(loss) on securities

 available for sale                                   $  (250,032)  $  (702,289)
Unrealized gain(loss) on pension plan                 $         0   $         0











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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2005 Annual Report on Form 10K.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment". SFAS No. 123(R) replaces SFAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". This Statement requires compensation costs related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. Public companies are required to adopt the new standard using either a modified prospective method or may elect to restate prior periods using the modified retrospective method. Under the modified prospective method, companies are required to record compensation cost for new and modified awards over the related vesting period of such awards prospectively and record compensation cost prospectively for the unvested portion, at the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. No change to prior periods presented is permitted under the modified prospective method. SFAS No. 123(R) is effective for periods beginning after June 15, 2005. Effective July 1, 2005, the Corporation has adopted this new standard using the modified prospective method. All required details of stock option awards are disclosed in Note 9 of the December 31, 2005 consolidated financial statements.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Postretirement Benefits". This Statement requires additional disclosures about the assets, obligations and cash flows of defined benefit pension and postretirement plans, as well as the expense recorded for such plans. As of December 31, 2005, the Corporation has disclosed the required elements related to its defined benefit pension plan in Note 9 to these consolidated financial statements.

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

Our strategy is to:
 * maintain the diversity of our revenue, including growth in both interest and noninterest income through a broad base of business,
 * strengthen our sales and marketing efforts while developing our employees to provide the best possible service to our customers,
 *  expand our market share where opportunity exists, and
 * grow outside of our current geographic footprint, through acquisitions, into areas proximate to our current market area.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. This quarter the Federal Reserve Bank increased short-term rates .50%. Since July 2004, short-term rates were increased fifteen times, or 3.75%, by March 31, 2006.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rates changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control.

As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 83% of first quarter 2006 net interest income and 35% of first quarter 2006 total revenue. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.


Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of March 31, 2006 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.


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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2006, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At March 31, 2006, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2006, total capital increased $278 thousand to $40.1 million. The majority of this increase was a result of net earnings growth partially offset by a decrease in accumulated other comprehensive income related to unrealized losses on available for sale securities. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 6,600 shares of its common stock during the first three months of 2006 at an average price of $24.38 per share. There are approximately 100,000 shares authorized to be repurchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 12.41% as of March 31, 2006. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.


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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2006, was $1.085 million compared with a net income of $1.008 million for the same period in 2005, representing an increase of $77 thousand. Our growth in net income reflects the effectiveness of our diversified sources of revenue. The quarterly increase in net earnings was primarily due to higher noninterest income from the mortgage banking business, insurance services and service charges on deposit accounts compared with last year's quarterly results.

On a per share basis, net income for the first quarter was $.33 per diluted share compared with $.30 per diluted share for the same quarter in 2005. The weighted average common diluted shares outstanding for the quarter were 3.287 million, down less than 1.0% or 20,802 average diluted shares from the previous comparable quarter. This decrease in average quarterly diluted shares was due to the Corporation's stock repurchase program. Because of our strong capital position, we continued with the stock repurchase program that began in January 2000.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended March 31, 2006.

                                   1st Qtr  4th Qtr  3rd Qtr   2nd Qtr  1st Qtr
                                    2006     2005     2005      2005     2005
Return on average total assets      1.40%    1.19%    1.61%     1.66%    1.32%
Return on average total equity     10.85%    8.88%   11.91%    12.66%   10.31%
Average shareholders' equity to
  Average total assets             12.92%   13.36%   13.51%    13.09%   12.78%
Net interest margin
  (tax equivalent)                  3.68%    3.78%    4.02%     3.95%    3.89%

Comparison of Statements of Income for the Quarter

Noninterest income, which was slightly more than one-third of the Company's total revenue for the quarter, was $2.046 million for the first quarter, up 16.8% from the same period in 2005. The largest contributor to noninterest income, mortgage banking services, increased 18.3% to $1.032 million from last year's first quarter. The level and timing of recognizing income from the mortgage banking business is dependent on many factors related to originating and closing relatively large commercial mortgage loans, and therefore can fluctuate from quarter to quarter. Currently, the mortgage banking business has a strong pipeline of projects and services a $491 million portfolio of non-recourse loans. Revenue from service charges on deposit accounts increased 19.2% from the same period a year ago to $403 thousand for the quarter. Revenue from insurance services improved to $364 thousand, a 17.8% increase over the first quarter of 2005. The majority of this increase was from receiving $70 thousand in contingency fees which is unlikely to reoccur again this year. Trust services and brokerage services also saw increases.

Total interest income increased $251 thousand, or 7.0%, for the three months ended March 31, 2006 compared with the same period in 2005. This improvement for the three-month period resulted from increases in interest and fees on loans, interest on deposits in banks, and interest on federal funds sold. These increases were partially offset by decreases in interest on investment securities.

Total interest expense increased $371 thousand, or 37.2%, in the first quarter of 2006 compared with the same period in 2005. Interest on deposits increased $353 thousand, or 49.1%, during the first quarter of 2006, while interest on other short-term borrowings increased $10 thousand and interest
on long-term debt increased $8 thousand during the period.    Looking ahead,
the challenge will be to manage funding costs in a rising rate environment. Our focus on cost discipline, retaining and expanding customer relationships, and identifying acquisition opportunities are central to the core components of our growth strategy.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the first quarter of 2006 was $2.46 million compared with $2.58 million for the same period in 2005. The decrease was due primarily to higher funding costs which were partially offset by increases in interest income on loans and short term investments. The Company's net interest margin was 3.68% for the first quarter of 2006, down 21 basis points from the same period a year ago. Total interest expense was $1.368 million for the first quarter, up $371 thousand from the same period a year ago, due primarily to increased interest expense on deposits. The average rate paid on interest-bearing deposits increased 74 basis points for the quarter compared with the same period a year ago. Higher funding costs have impacted our ability to grow net interest income, and our challenge continues to be managing these costs in a rising rate environment.

Provision for loan losses was $0 for the first quarter compared with $20 thousand in the same quarter of 2005.

Noninterest expense decreased to $3.038 million from $3.050 million for the first quarter of last year. The largest component of noninterest expense, salaries and employee benefits, increased slightly to $1.787 million for the first quarter from $1.759 million a year ago. All other major categories of noninterest expense were either relatively flat or had decreases in the first quarter of 2006 when compared with the first quarter of 2005.


Comparison of Financial Condition Statements

At March 31, 2006, total assets were $323.5 million, a 7.4% increase from December 31, 2005. The majority of the increase in assets was a result of increases in total loans of $10.4 million, cash and due from banks of $11.0 million, and federal funds sold of $2.3 million. These increases were partially offset by declines of $3.3 million in interest-bearing deposits in banks and $1.6 million in investment securities. This larger than normal increase in cash and due from banks was related to our operations of the mortgage banking business.

The Corporation's loan portfolio of $115.1 million increased nearly 10.0% from the December 31, 2005, level of $104.7 million. Some of this loan growth was originated from strong local economic development due to affordability of real estate and abundance of natural resources. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 35.6% of total assets.

Investment securities and other short-term investments which include federal funds sold and interest-bearing deposits in banks represent 52.9% of total assets. Investment securities increased $1.6 million and short-term investments decreased $1.0 million since December 31, 2005. This resulted in an overall increase in investments of $554 thousand.

Deposits increased to $231.7 million at the end of the first quarter of 2006, up $6.5 million from the same period in 2005 and up $9.9 million from the end of last year. At March 31, 2006, total deposits represented 71.6% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consist of the following:
                                            March 31,   December 31,  March 31,
                                              2006         2005         2005
Advance from Federal Home Loan
 Bank with a 3.21% fixed rate of
  interest maturing June 29, 2015.
 (convertible to a variable rate at
  option of Federal Home Loan Bank
 on June 29, 2007).                       $ 5,000,000  $ 5,000,000  $         0

Advance from Federal Home Loan Bank
 with a 2.85% fixed rate of interest
 maturing March 11, 2013.  (convertible
 to a variable rate at option of Federal
 Home Loan Bank on March 11, 2008).         5,000,000    5,000,000    5,000,000

Advance from Federal Home Loan Bank with
 a 4.00% fixed rate of interest maturing
 August 6, 2012, (convertible to a
 variable rate at option of Federal Home
 Loan Bank on August 6, 2007).              5,000,000    5,000,000    5,000,000

Advance from Federal Home Loan Bank
 with a 3.85% fixed rate of interest
 maturing April 30, 2014, (convertible
 to a variable rate at option of Federal
 Home Loan Bank on April 30, 2009).        10,000,000   10,000,000   10,000,000

Advance from Federal Home Loan Bank
 with a 3.08% fixed rate of interest
 maturing August 13, 2014, (convertible
 to a variable rate at option of Federal
 Home Loan Bank on August 13, 2007).        5,000,000    5,000,000    5,000,000

Advance from Federal Home Loan Bank
 with a 2.43% fixed rate of interest
 maturing October 28, 2014, (convertible
 to a variable rate at option of Federal
 Home Loan Bank on October 30, 2006)
 (Moved to short-term borrowings).                  0            0    5,000,000

Advance from Federal Home Loan Bank
 with a 5.21% fixed rate of interest
 due in annual installments maturing
 December 17, 2008.                           342,857      342,857      457,143


Total long-term debt                      $30,342,857  $30,342,857  $30,457,143

                                     -18-

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 2.12% of total loans outstanding at March 31, 2006, compared with 2.35% of loans outstanding at December 31, 2005. Non-performing assets as a percentage of total assets was .02%, a 22 basis point improvement over last year. Management considers the allowance for loan losses as of March 31, 2006, adequate to cover potential losses in the loan portfolio.


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

 Financial instruments whose contract amounts
 represent credit risk (dollars in thousands):       March 31,   March 31,
                                                       2005        2006
Commitments to extend credit                         $ 28,699    $ 27,289
Standby letters of credit and financial guarantees   $    142    $    142

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.



                                     -19-

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of March 31, 2006, the Corporation's one-year cumulative rate-sensitive assets represented 83% of the cumulative rate-sensitive liabilities compared with 103% for the same period in 2005. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. We are liability-sensitive at the one year gap position because we had purchased in 2004 primarily five-year investment securities with a year or less of call protection. These securities were repositioned in the gap analysis after their first call date because they were not called. The effect of this reposition shows that the Corporation is liability-sensitive at the one-year gap position. This liability sensitive position will increase the Corporation's exposure to rising interest rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of

                                     -20-

interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

No changes were made to the Corporation's internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation's internal controls over financial reporting.

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

                                       SOUTHWEST GEORGIA FINANCIAL CORPORATION


                                       BY:  /s/George R. Kirkland
                                            ___________________________________

                                       GEORGE R. KIRKLAND
                                       SENIOR VICE-PRESIDENT AND TREASURER
                                       (FINANCIAL AND ACCOUNTING OFFICER)


Date:  May 11, 2006