Form 10-Q
period 2006-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2006-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                   Outstanding At July 15, 2006
Common Stock, $1 Par Value                                   4,270,980

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED JUNE 30, 2006

                              TABLE OF CONTENTS

                                                                         PAGE #

PART I - FINANCIAL INFORMATION

 ITEM 1.  FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest
 Georgia Financial Corporation as required by this Item 1.

  a.  Consolidated balance sheets - June 30, 2006 (unaudited) and
      December 31, 2005 (audited).                                            2

  b.  Consolidated statements of income (unaudited) - for the six
      months and the three months ended June 30, 2006 and 2005.               3

  c.  Consolidated statements of comprehensive income (unaudited) -
      for the six months and the three months ended June 30, 2006
      and 2005.                                                               4

  d.  Consolidated statements of cash flows (unaudited) for the six
      months ended June 30, 2006 and 2005.                                    5

  e.  Notes to Consolidated Financial Statements                              6


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                 20

 ITEM 4.   CONTROLS AND PROCEDURES                                           21

PART II - OTHER INFORMATION

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22

 ITEM 6.   EXHIBITS                                                          23

 SIGNATURE                                                                   24

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                     June 30, 2006 and December 31, 2005
                                                      (Unaudited)    (Audited)
                                                        June 30,    December 31,
                                                          2006          2005
ASSETS
Cash and due from banks                              $ 13,346,170  $ 11,699,277
Interest-bearing deposits in banks                      4,278,247    10,156,067
Federal funds sold                                              0     3,550,000

Investment securities available for sale,
 at fair value                                         47,099,188    48,042,924
Investment securities held to maturity (fair value
 approximates $101,700,799 and $104,601,359)          105,772,570   106,778,632
Federal Home Loan Bank stock, at cost                   2,197,000     2,205,200
    Total investment securities                       155,068,758   157,026,756

Loans                                                 121,484,274   104,675,241
Less:   Unearned income                                   (39,951)      (40,837)
   Allowance for loan losses                           (2,423,413)   (2,453,689)
    Loans, net                                        119,020,910   102,180,715
Premises and equipment, net                             6,766,880     6,840,298
Foreclosed assets, net                                          0             0
Intangible assets                                       2,759,251     3,004,693
Other assets                                            7,468,905     6,815,899
    Total assets                                     $308,709,121  $301,273,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                       $ 57,665,523  $ 51,604,863
  Money Market                                         18,193,742    17,079,484
  Savings                                              23,929,439    25,481,261
  Certificates of deposit $100,000 and over            24,613,739    23,691,032
  Other time accounts                                  65,869,441    67,077,882
    Total interest-bearing deposits                   190,271,884   184,934,522
  Noninterest-bearing deposits                         36,896,894    36,909,869
    Total deposits                                    227,168,778   221,844,391
 Federal funds purchased                                        0             0
 Other borrowed funds                                   5,000,000     5,000,000
 Long-term debt                                        30,342,857    30,342,857
 Other liabilities                                      5,757,329     4,233,637
    Total liabilities                                 268,268,964   261,420,885

Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,270,980 shares issued                   4,270,980     4,266,680
 Capital surplus                                       31,319,234    31,265,216
 Retained earnings                                     16,716,686    15,258,388
 Accumulated other comprehensive income                (1,792,753)   (1,223,252)
 Treasury stock, at cost 1,024,912 shares for 2006
  and 1,008,912 shares for 2005                       (10,073,990)   (9,714,212)
    Total stockholders' equity                         40,440,157    39,852,820
    Total liabilities and stockholders' equity       $308,709,121  $301,273,705

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                            Ended June 30,
                                                          2006          2005
Interest income:
 Interest and fees on loans                           $ 2,295,672   $ 1,865,916
 Interest on taxable securities available for sale        331,542       406,873
 Interest on taxable securities held to maturity        1,054,168     1,117,593
 Interest on tax exempt securities available for sale     158,684       161,900
 Interest on tax exempt securities held to maturity        50,725        48,710
 Dividends                                                 30,673        23,786
 Interest on federal funds sold                            16,740             0
 Interest on deposits in banks                             26,518        27,539
    Total interest income                               3,964,722     3,652,317

Interest expense:
 Interest on deposits                                   1,236,005       788,520
 Interest on federal funds purchased                        6,200         3,500
 Interest on other short-term borrowings                   30,713        18,773
 Interest on long-term debt                               267,847       260,306
    Total interest expense                              1,540,765     1,071,099
    Net interest income                                 2,423,957     2,581,218
Provision for loan losses                                       0        20,000
Net interest income after provision for loan losses     2,423,957     2,561,218

Noninterest income:
 Service charges on deposit accounts                      430,720       393,636
 Income from trust services                                74,154        75,416
 Income from retail brokerage services                     68,149        72,402
 Income from insurance services                           280,932       257,598
 Income from mortgage banking services                  1,513,906     1,365,624
 Net gain(loss) on disposition of assets                     (455)       33,443
 Other income                                              34,876        39,042
    Total noninterest income                            2,402,282     2,237,161

Noninterest expense:
 Salaries and employee benefits                         1,882,485     1,886,122
 Occupancy expense                                        205,145       199,641
 Equipment expense                                        163,224       178,749
 Data processing expense                                  171,014       162,235
 Amortization of intangible assets                        122,721       122,721
 Other operating expenses                                 597,741       609,853
    Total noninterest expenses                          3,142,330     3,159,321
    Income before income taxes                          1,683,909     1,639,058
Provision for income taxes                                465,899       398,713
    Net income                                        $ 1,218,010   $ 1,240,345

Earnings per share of common stock:
 Net income, basic                                    $      0.38   $      0.38
 Net income, diluted                                  $      0.37   $      0.38
 Dividends declared                                   $      0.13   $      0.13
Weighted average shares outstanding                     3,249,631     3,268,314
Diluted average shares outstanding                      3,270,568     3,297,451

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                          For The Six Months
                                                            Ended June 30,
                                                          2006          2005
Interest income:
 Interest and fees on loans                           $ 4,280,199   $ 3,577,744
 Interest on taxable securities available for sale        663,719       814,722
 Interest on taxable securities held to maturity        2,127,094     2,282,671
 Interest on tax exempt securities available for sale     317,359       318,201
 Interest on tax exempt securities held to maturity       101,452       105,911
 Dividends                                                 60,519        45,910
 Interest on federal funds sold                           132,704             0
 Interest on deposits in banks                            105,839        79,933
    Total interest income                               7,788,885     7,225,092

Interest expense:
 Interest on deposits                                   2,308,460     1,507,717
 Interest on federal funds purchased                        6,200         3,500
 Interest on other short-term borrowings                   61,088        39,160
 Interest on long-term debt                               532,923       517,389
    Total interest expense                              2,908,671     2,067,766
    Net interest income                                 4,880,214     5,157,326
Provision for loan losses                                       0        40,000
Net interest income after provision for loan losses     4,880,214     5,117,326

Noninterest income:
 Service charges on deposit accounts                      833,805       731,246
 Income from trust services                               149,118       147,639
 Income from retail brokerage services                    138,085       131,892
 Income from insurance services                           645,173       566,672
 Income from mortgage banking services                  2,546,315     2,238,081
 Net gain(loss) on disposition of assets                    5,077        36,043
 Other income                                             131,229       136,843
    Total noninterest income                            4,448,802     3,988,416

Noninterest expense:
 Salaries and employee benefits                         3,669,792     3,645,409
 Occupancy expense                                        414,539       407,841
 Equipment expense                                        319,208       346,254
 Data processing expense                                  343,587       355,652
 Amortization of intangible assets                        245,442       245,442
 Other operating expenses                               1,188,077     1,209,063
    Total noninterest expenses                          6,180,645     6,209,661
    Income before income taxes                          3,148,371     2,896,081
Provision for income taxes                                845,263       648,176
    Net income                                        $ 2,303,108   $ 2,247,905

Earnings per share of common stock:
 Net income, basic                                    $      0.71   $      0.69
 Net income, diluted                                  $      0.70   $      0.68
 Dividends declared                                   $      0.26   $      0.26
Weighted average shares outstanding                     3,252,793     3,271,869
Diluted average shares outstanding                      3,278,633     3,302,259

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                            Ended June 30,
                                                          2006          2005
Net income                                            $ 1,218,010   $ 1,240,345
Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
   available for sale                                    (484,043)      848,821
 Unrealized gain(loss) on pension
   plan benefits                                                0             0
 Federal income tax expense(benefit)                     (164,575)      288,599
  Other comprehensive income(loss), net of tax:          (319,468)      560,222

Total comprehensive income                            $   898,542   $ 1,800,567



                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (UNAUDITED)
                                                          For The Six Months
                                                            Ended June 30,
                                                          2006          2005
Net income                                            $ 2,303,108   $ 2,247,905
Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
   available for sale                                    (862,880)     (215,252)
 Unrealized gain(loss) on pension
   plan benefits                                                0             0
 Federal income tax expense(benefit)                     (293,379)      (73,186)
  Other comprehensive income(loss), net of tax:          (569,501)     (142,066)

Total comprehensive income                            $ 1,733,607   $ 2,105,839

                  SOUTHWEST GEORGIA FINANCIAL CORPORATION
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)
                                                             For The Three Months
                                                                 Ended June 30,
                                                                2006        2005
Cash flows from operating activities:
 Net income                                            $ 2,303,108   $ 2,247,905
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                      0        40,000
  Depreciation                                             389,100       394,814
  Net amortization and accretion of
   investment securities                                     1,356         7,028
  Amortization of intangibles                              245,442       245,442
  Net loss (gain) on sale and disposal of assets            (5,077)      (36,043)
  Net change in funds related to mortgage
   banking activities                                    1,292,366    (1,986,972)
  Increase in other assets, net                           (674,306)      (15,371)
  Decrease (increase) in other liabilities, net            524,705        12,292
    Net cash provided by operating activities            4,076,694       909,095

Cash flows from investing activities:
 Proceeds from maturities of securities
  held to maturity                                       3,000,000    10,500,000
 Proceeds from maturities of securities
  available for sale                                        91,762       363,318
 Purchase of securities held to maturity                (2,000,000)   (2,325,000)
 Purchase of securities available for sale                       0      (255,400)
 Net change in other short-term investments              3,550,000             0
 Net change in loans                                   (16,840,195)   (7,403,641)
 Purchase of premises and equipment                       (316,937)     (244,022)
 Proceeds from sales of other assets                        29,632       225,743
 Net change in interest-bearing deposits in banks        5,877,820      (301,221)
    Net cash provided(used) for investing activities    (6,607,918)      559,777

Cash flows from financing activities:
 Net change in deposits                                  5,324,387    (4,529,839)
 Payment of short-term and portion of long term debt             0    (5,000,000)
 Payment of long-term debt                                       0       (60,000)
 Proceeds from issuance of long-term debt                        0     5,000,000
 Cash dividends declared                                  (844,810)     (850,002)
 Proceeds from the exercise of stock options                58,318        46,511
 Payment for common stock                                 (359,778)     (324,950)
    Net cash provided(used) for financing activities     4,178,117    (5,718,280)

Increase(decrease) in cash and due from banks            1,646,893    (4,249,408)
Cash and due from banks - beginning of period           11,699,277    13,366,631
Cash and due from banks - end of period                $13,346,170   $ 9,117,223

NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                    $         0   $   189,434
 Unrealized gain(loss) on securities
  available for sale                                   $  (569,502)  $  (142,067)

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

Interest-Bearing Deposits in Banks

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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. This quarter the Federal Reserve Bank increased short-term rates .50%. Since July 2004, short-term rates were increased seventeen times, or 4.25%, by June 30, 2006.

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

As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 99% of second quarter 2006 net interest income and 38% of second quarter 2006 total revenue. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of June 30, 2006 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 2006, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2006, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2006, total capital increased $587 thousand to $40.4 million. The majority of this increase was a result of net earnings growth partially offset by a decrease in accumulated other comprehensive income related to unrealized losses on available for sale securities. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 16,000 shares of its common stock during the first six months of 2006 at an average price of $22.86 per share. There are approximately 100,000 shares authorized to be repurchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.10% as of June 30, 2006. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ended June 30, 2006, was $1.218 million compared with net income of $1.240 million for the same period in 2005, representing a slight decrease of $22 thousand. Growth in noninterest revenue helped to offset the decline in net interest income while expenses have remained relatively stable. Our growth in noninterest revenue reflects the effectiveness of our diversified sources of revenue.

On a per share basis, net income for the second quarter was $.37 per diluted share compared with $.38 per diluted share for the same quarter in 2005.
The weighted average common diluted shares outstanding for the quarter were
3.271 million, down less than 1.0% or 26,883 average diluted shares from the comparable quarter a year ago. This decrease in average quarterly diluted shares was due to the Corporation's stock repurchase program. Because of our strong capital position, we continued with the stock repurchase program that began in January 2000.

On a year-to-date basis, net income was $2.303 million compared with $2.248 million for the same period in 2005. Year-to-date earnings per diluted share were $.70 versus $.68 for the same period in 2005. Net income for the first six months this year improved 2.5% and earnings per diluted share increased 2.9%. Major factors contributing to the year-to-date improvement in earnings included increases of $308 thousand of mortgage banking services income, a $103 thousand improvement on service charges on deposit accounts, and a $79 thousand increase in income from insurance services. Continued growth in noninterest revenue has more than offset the decline in net interest income for the six-month period.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended June 30, 2006.

                                  2nd Qtr  1st Qtr  4th Qtr  3rd Qtr   2nd Qtr
                                    2006     2006     2005     2005      2005
Return on average total assets      1.60%    1.40%    1.19%    1.61%     1.66%
Return on average total equity     12.11%   10.85%    8.88%   11.91%    12.66%
Average shareholders' equity to
  average total assets             13.20%   12.92%   13.36%   13.51%    13.09%
Net interest margin
  (tax equivalent)                  3.66%    3.68%    3.78%    4.02%     3.95%

Comparison of Statements of Income for the Quarter

Noninterest income, which was 37.7% of the Corporation's total revenue for the quarter, was $2.402 million for the second quarter, up 7.4% from the same period in 2005. The largest contributor to noninterest income, mortgage banking services, increased 10.8% to $1.514 million from last year's first quarter. The level and timing of recognizing income from the mortgage banking business is dependent on many factors related to originating and closing relatively large commercial mortgage loans, and therefore can fluctuate from quarter to quarter. Currently, the mortgage banking business has a strong pipeline of projects. In addition to fees generated through the lending process, it also earns fees for servicing a $512 million portfolio of non-recourse loans. Revenue from service charges on deposit accounts increased 9.4% from the same period a year ago to $431 thousand for the quarter. Revenue from insurance services improved to $281 thousand, an 9.1% increase over the second quarter of 2005.

Total interest income increased $312 thousand, or 8.6%, for the three months ended June 30, 2006 compared with the same period in 2005. This improvement for the three-month period resulted from increases in interest and fees on loans and interest on federal funds sold. These increases were partially offset by decreases in interest on investment securities.

Total interest expense increased $470 thousand, or 43.8%, in the second quarter of 2006 compared with the same period in 2005. Interest on deposits increased $447 thousand, or 56.7%, during the second quarter of 2006, while interest on other short-term borrowings increased $15 thousand and interest
on long-term debt increased $8 thousand during the period.    Looking ahead,
the challenge will be to manage funding costs in a rising rate environment. Our focus on cost discipline, retaining and expanding customer relationships, and identifying acquisition opportunities are central to the core components of our growth strategy.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 2006 was $2.424 million compared with $2.581 million for the same period in 2005. The decrease was due primarily to funding costs increasing at a faster rate than increases in interest income on loans and short term investments. As a result, the Corporation's net interest margin was 3.66% for the second quarter of 2006, down 29 basis points from the same period a year ago. Total interest expense was $1.541 million for the second quarter, up $470 thousand from the same period a year ago, due primarily to increased interest expense on deposits. The average rate paid on interest-bearing deposits increased 93 basis points for the quarter compared with the same period a year ago. Higher funding costs have impacted our ability to grow net interest income, and our challenge continues to be managing these costs in a rising rate environment.

Provision for loan losses was $0 for the second quarter compared with $20 thousand in the same quarter of 2005. Noninterest expense decreased to $3.142 million from $3.159 million for the second quarter of last year. The largest component of noninterest expense, salaries and employee benefits, decreased slightly to $1.882 million for the second quarter from $1.886 million a year ago. Occupancy and data processing expenses showed some slight increases, but all other major categories of noninterest expense were either relatively flat or had decreases in the second quarter of 2006 when compared with the second quarter of 2005.


Comparison of Statements of Income for the Six-month Period

Total noninterest income increased $460 thousand for the six months ended June 30, 2006, compared with the same period in 2005. For the first six months of 2006, the largest component of noninterest income, mortgage banking income, was $2.5 million, up from $2.2 million in 2005. Also, service charges on deposit accounts increased $103 thousand, or 14.1%, and income from insurance services increased 13.8% to $645 thousand when comparing the first six months of 2006 to the same period last year.
Revenue from trust services and retail brokerage services also had increases in the first six months of 2006 compared with the same period in 2005.
These increases were partially offset by slight decreases in net gain on sale or abandonment of assets and other income.

For the first six months of 2006, total interest income increased $564 thousand when comparing it with the same period in 2005. The basis for the increase in the six-month period of 2006 was primarily due to increases in both interest and fees on loans and interest on short-term investments. The average volume of loans increased $10.8 million for the six-month period compared with the same period last year.

The total interest expense for the six-month period ended June 30, 2006 increased $841 thousand, or 40.7%, compared with the same period in 2005. Over this period, the average balances on interest-bearing deposits increased $1.1 million. However, the increase in interest expense was primarily related to higher rates paid on interest-bearing deposits and increased interest expense on a larger average volume of long-term debt.
The rate on time deposits increased 110 basis points comparing the first six months of 2006 with the same period in 2005. Interest on long-term debt increased $16 thousand, or 3%, for the first six months of 2006, while interest on other short-term borrowings increased $25 thousand for the first six months of 2006. This increase resulted from the higher average long-term borrowings from the Federal Home Loan Bank.

Net interest income for the first six months of 2006 declined slightly to $4.9 million compared with the same period in 2005. During the six-month period ended June 30, 2006, the Corporation's net interest margin was 3.67% compared with 3.92% for the same period in 2005.

The six-month provision for loan losses of $0 was $40 thousand less than in the comparable period of 2005. Total noninterest expenses decreased by $29 thousand for the six months ended June 30, 2006 compared with the same period in 2005. Salary and employee benefits and occupancy expense each increased while all other noninterest expense categories decreased or were unchanged when comparing the first six months of 2006 to the same period last year.

Comparison of Financial Condition Statements

At June 30, 2006, total assets were $308.7 million, a 2.5% increase from December 31, 2005. The majority of the increase in assets was a result of increases in total loans of $16.8 million and in cash and due from banks of

$1.6 million. These increases were partially offset by declines of $5.9 million in interest-bearing deposits in banks, federal funds sold of $3.6 million, and $2.0 million in investment securities.

The Corporation's loan portfolio of $121.5 million increased nearly 16.1% from the December 31, 2005, level of $104.7 million. Some of this loan growth was originated from strong local economic development due to affordability of real estate and abundance of natural resources. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 39.4% of total assets.

Investment securities and other short-term investments which include federal funds sold and interest-bearing deposits in banks represent 51.6% of total assets. Investment securities decreased $2.0 million and short-term investments decreased $9.5 million since December 31, 2005. This resulted in an overall decrease in investments of $11.5 million.

Deposits increased to $227.2 million at the end of the second quarter of 2006, up $9.2 million from the same period in 2005 and up $5.3 million from the end of last year. At June 30, 2006, total deposits represented 73.6% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consist of the following:

                                          June 30,    December 31,    June 30,
                                            2006          2005          2005
Advance from Federal Home Loan Bank
 with a 3.21% fixed rate of interest
 maturing June 29, 2015.
(convertible to a variable rate at
 option of Federal Home Loan Bank
 on June 29, 2007).                     $ 5,000,000   $ 5,000,000   $ 5,000,000

Advance from Federal Home Loan Bank
 with a 2.85% fixed rate of interest
 maturing March 11, 2013.
 (convertible to a variable rate at
 option of Federal Home Loan Bank
 on March 11, 2008).                      5,000,000     5,000,000     5,000,000

Advance from Federal Home Loan Bank
 with a 4.00% fixed rate of interest
 maturing August 6, 2012,
 (convertible to a variable rate at
 option of Federal Home Loan Bank
 on August 6, 2007).                      5,000,000     5,000,000     5,000,000

Advance from Federal Home Loan Bank
 with a 3.85% fixed rate of interest
 maturing April 30, 2014,
 (convertible to a variable rate at
 option of Federal Home Loan Bank on
 April 30, 2009).                        10,000,000    10,000,000    10,000,000

Advance from Federal Home Loan Bank
 with a 3.08% fixed rate of interest
 maturing August 13, 2014,
 (convertible to a variable rate at
 option of Federal Home Loan Bank on
 August 13, 2007).                        5,000,000     5,000,000     5,000,000

Advance from Federal Home Loan Bank
 with a 2.43% fixed rate of interest
 maturing October 28, 2014,
 (convertible to a variable rate at
 option of Federal Home Loan Bank on
 October 30, 2006)(Moved to short-term
 borrowings).                                     0             0     5,000,000

Advance from Federal Home Loan Bank
 with a 5.21% fixed rate of interest
 due in annual installments maturing
 December 17, 2008.                         342,857       342,857       457,143

Total long-term debt                    $30,342,857   $30,342,857   $35,457,143

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 2.00% of total loans outstanding at June 30, 2006, compared with 2.35% of loans outstanding at December 31, 2005. Non-performing assets as a percentage of total assets was .03%, a 22 basis point improvement over last year. Management considers the allowance for loan losses as of June 30, 2006, adequate to cover potential losses in the loan portfolio.


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

   Financial instruments whose contract amounts
   represent credit risk (dollars in thousands):       June 30,        June 30,
                                                         2006            2005
Commitments to extend credit                           $ 24,741       $ 24,128
Standby letters of credit and financial guarantees     $    142       $    142

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of June 30, 2006, the Corporation's one-year cumulative rate-sensitive assets represented 94% of the cumulative rate-sensitive liabilities compared with 79% for the same period in 2005. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. We are balanced to slightly liability-sensitive at the one year gap position. This improved change to a more balanced position is mainly due to the Corporation's growth in adjustable rate commercial loans. This balanced position will decrease the Corporation's exposure to rising interest rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

PART II. - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Corporation was held on May 23, 2006. Total shares eligible to vote amounted to 3,252,768. A total of 2,399,301 shares (73.76%) were represented by shareholders in attendance or by proxy.

The following directors were elected to serve one year until the next annual meeting.

   Director                           Votes For       Votes Withheld
Cecil H. Barber                       2,392,492            6,809
John H. Clark                         2,343,705           55,596
DeWitt Drew                           2,389,748            9,553
Michael J. McLean                     2,392,078            7,223
Richard L. Moss                       2,390,871            8,430
Roy H. Reeves                         2,380,836           18,465
Johnny R. Slocumb                     2,381,517           17,784
C. Broughton Williams, Jr.            2,388,843           10,458


Director Emeritus:

Albert W. Barber
Leo T. Barber, Jr.
Mrs. Kenneth V. Cope
Robert M. Duggan
E. J. McLean, Jr.
Earl D. Moore
Jack Short
Mrs. Hugh Turner
Violet K. Weaver

ITEM 6.  EXHIBITS

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


Date:  August 11, 2006