Form 10-Q
period 2006-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2006-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                  FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding At October 15, 2006
 Common Stock, $1 Par Value                                 4,288,555

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                              TABLE OF CONTENTS

                                                                         PAGE #

PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest
 Georgia Financial Corporation as required by this Item 1.

   a.  Consolidated balance sheets - September 30, 2006
       (unaudited) and December 31, 2005 (audited).                           2

   b.  Consolidated statements of income (unaudited) - for the nine
       months and the three months ended September 30, 2006 and 2005.         3

   c.  Consolidated statements of comprehensive income (unaudited) -
       for the nine months and the three months ended September 30,
       2006 and 2005.                                                         4

   d.  Consolidated statements of cash flows (unaudited) for the nine
       months ended September 30, 2006 and 2005.                              5

   e.  Notes to Consolidated Financial Statements                             6


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      12

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                  21

 ITEM 4.  CONTROLS AND PROCEDURES                                            22

PART II - OTHER INFORMATION

 ITEM 5.  OTHER INFORMATION                                                  23

 ITEM 6.  EXHIBITS                                                           24

 SIGNATURE                                                                   25

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                   September 30, 2006 and December 31, 2005
                                                   (Unaudited)       (Audited)
                                                   September 30,    December 31,
                                                       2006             2005
ASSETS
Cash and due from banks                            $ 13,305,489    $ 11,699,277
Interest-bearing deposits in banks                    3,386,768      10,156,067
Federal funds sold                                   11,517,622       3,550,000

Investment securities available for sale,
 at fair value                                       34,364,662      48,042,924
Investment securities held to maturity (fair
 value approximates $101,611,990 and $104,601,359)  103,771,865     106,778,632
Federal Home Loan Bank stock, at cost                 2,197,000       2,205,200
    Total investment securities                     140,333,527     157,026,756

Loans                                               126,956,980     104,675,241
Less:   Unearned income                                 (41,688)        (40,837)
   Allowance for loan losses                         (2,420,458)     (2,453,689)
    Loans, net                                      124,494,834     102,180,715
Premises and equipment, net                           6,625,589       6,840,298
Foreclosed assets, net                                        0               0
Intangible assets                                     2,161,585       3,004,693
Other assets                                          7,281,168       6,815,899
    Total assets                                   $309,106,582    $301,273,705

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                     $ 55,070,386    $ 51,604,863
  Money Market                                       25,180,168      17,079,484
  Savings                                            22,258,076      25,481,261
  Certificates of deposit $100,000 and over          24,738,762      23,691,032
  Other time accounts                                65,260,880      67,077,882
    Total interest-bearing deposits                 192,508,272     184,934,522
  Noninterest-bearing deposits                       33,794,097      36,909,869
    Total deposits                                  226,302,369     221,844,391
 Federal funds purchased                                      0               0
 Other borrowed funds                                20,000,000       5,000,000
 Long-term debt                                      15,342,857      30,342,857
 Other liabilities                                    6,542,852       4,233,637
    Total liabilities                               268,188,078     261,420,885

Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,277,695 shares issued                 4,277,695       4,266,680
 Capital surplus                                     31,437,408      31,265,216
 Retained earnings                                   16,571,883      15,258,388
 Accumulated other comprehensive income                (933,877)     (1,223,252)
 Treasury stock, at cost 1,042,912shares for
  2006 and 1,008,912 shares for 2005                (10,434,605)     (9,714,212)
    Total stockholders' equity                       40,918,504      39,852,820
    Total liabilities and stockholders' equity     $309,106,582    $301,273,705

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                         For The Three Months
                                                          Ended September 30,
                                                           2006          2005
Interest income:
 Interest and fees on loans                            $ 2,527,731   $ 2,111,190
 Interest on taxable securities available for sale         318,443       393,028
 Interest on taxable securities held to maturity         1,022,457     1,068,373
 Interest on tax exempt securities available for sale      158,692       158,658
 Interest on tax exempt securities held to maturity         50,723        50,731
 Dividends                                                  32,672        18,641
 Interest on federal funds sold                             16,570             0
 Interest on deposits in banks                              17,974        12,336
    Total interest income                                4,145,262     3,812,957

Interest expense:
 Interest on deposits                                    1,404,663       888,001
 Interest on federal funds purchased                        19,297         5,791
 Interest on other short-term borrowings                   101,566         9,903
 Interest on long-term debt                                200,276       303,342
    Total interest expense                               1,725,802     1,207,037
    Net interest income                                  2,419,460     2,605,920
Provision for loan losses                                        0        20,000
Net interest income after provision for loan losses      2,419,460     2,585,920

Noninterest income:
 Service charges on deposit accounts                       438,645       406,670
 Income from trust services                                 76,202        81,688
 Income from retail brokerage services                      68,193        62,508
 Income from insurance services                            236,993       252,317
 Income from mortgage banking services                     944,019     1,235,786
 Net gain(loss) on disposition of assets                     9,970       (28,448)
 Net gain(loss) on sale of securities                     (564,455)            0
 Other income                                               36,617        37,567
    Total noninterest income                             1,246,184     2,048,088

Noninterest expense:
 Salaries and employee benefits                          1,761,564     1,856,910
 Occupancy expense                                         220,584       211,504
 Equipment expense                                         160,106       169,612
 Data processing expense                                   183,044       188,011
 Amortization of intangible assets                         550,234       122,721
 Other operating expenses                                  778,859       510,052
    Total noninterest expenses                           3,654,391     3,058,810
    Income before income taxes                              11,253     1,575,198
Provision for income taxes                                (186,553)      385,292
    Net income                                         $   197,806   $ 1,189,906
    Earnings per share of common stock:
 Net income, basic                                     $      0.06   $      0.36
 Net income, diluted                                   $      0.06   $      0.36
 Dividends declared                                    $      0.13   $      0.13
Weighted average shares outstanding                      3,233,782     3,264,547
Diluted average shares outstanding                       3,246,158     3,285,125

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
                                 (UNAUDITED)
                                                          For The Nine Months
                                                          Ended September 30,
                                                           2006         2005
Interest income:
 Interest and fees on loans                            $ 6,807,930  $ 5,688,934
 Interest on taxable securities available for sale         982,162    1,207,750
 Interest on taxable securities held to maturity         3,149,551    3,351,044
 Interest on tax exempt securities available for sale      476,051      476,859
 Interest on tax exempt securities held to maturity        152,175      156,642
 Dividends                                                  93,191       64,551
 Interest on federal funds sold                            149,274            0
 Interest on deposits in banks                             123,813       92,269
    Total interest income                               11,934,147   11,038,049

Interest expense:
 Interest on deposits                                    3,713,123    2,395,718
 Interest on federal funds purchased                        25,497        9,291
 Interest on other short-term borrowings                   162,654       49,063
 Interest on long-term debt                                733,199      820,731
    Total interest expense                               4,634,473    3,274,803
    Net interest income                                  7,299,674    7,763,246
Provision for loan losses                                        0       60,000
Net interest income after provision for loan losses      7,299,674    7,703,246

Noninterest income:
 Service charges on deposit accounts                     1,272,450    1,137,916
 Income from trust services                                225,320      229,327
 Income from retail brokerage services                     206,278      194,400
 Income from insurance services                            882,166      818,989
 Income from mortgage banking services                   3,490,334    3,473,867
 Net gain(loss) on disposition of assets                    15,047        7,595
 Net gain(loss) on sale of securities                     (564,455)           0
 Other income                                              167,846      174,410
    Total noninterest income                             5,694,986    6,036,504

Noninterest expense:
 Salaries and employee benefits                          5,431,356    5,502,319
 Occupancy expense                                         635,123      619,345
 Equipment expense                                         479,314      515,866
 Data processing expense                                   526,631      543,663
 Amortization of intangible assets                         795,676      368,163
 Other operating expenses                                1,966,936    1,719,115
    Total noninterest expenses                           9,835,036    9,268,471
    Income before income taxes                           3,159,624    4,471,279
Provision for income taxes                                 658,710    1,033,468
    Net income                                         $ 2,500,914  $ 3,437,811
    Earnings per share of common stock:
 Net income, basic                                     $      0.77  $      1.05
 Net income, diluted                                   $      0.76  $      1.04
 Dividends declared                                    $      0.39  $      0.39
Weighted average shares outstanding                      3,246,386    3,269,402
Diluted average shares outstanding                       3,267,627    3,296,488

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                                         For The Three Months
                                                          Ended September 30,
                                                           2006          2005
Net income                                             $   197,806   $ 1,189,906
Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
  available for sale                                     1,301,805      (707,437)
 Unrealized gain(loss) on pension
  plan benefits                                                  0             0
 Federal income tax expense(benefit)                       442,614      (240,529)
  Other comprehensive income(loss), net of tax:            859,191      (466,908)

Total comprehensive income                             $ 1,056,997   $   722,998



                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (UNAUDITED)
                                                          For The Nine Months
                                                          Ended September 30,
                                                           2006         2005
Net income                                             $ 2,500,914  $ 3,437,811
Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
  available for sale                                       438,448     (922,690)
 Unrealized gain(loss) on pension
  plan benefits                                                  0            0
 Federal income tax expense(benefit)                       149,073     (313,714)
  Other comprehensive income(loss), net of tax:            289,375     (608,976)

Total comprehensive income                             $ 2,790,289  $ 2,828,835

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                                           For The Nine Months
                                                           Ended September 30,
                                                           2006          2005
Cash flows from operating activities:
 Net income                                           $  2,500,914  $  3,437,811
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                      0        60,000
  Depreciation                                             584,263       589,522
  Net amortization and accretion of
   investment securities                                      (355)       10,535
  Amortization of intangibles                              795,676       368,163
  Net loss(gain) on sale and disposal of assets            559,078        (7,595)
  Net change in funds related to
   mortgage banking activities                           2,397,269    (1,507,783)
  Increase in other assets, net                           (439,451)     (580,140)
  Decrease (increase) in other liabilities, net           (237,289)      685,192
    Net cash provided by operating activities            6,160,105     3,055,705

Cash flows from investing activities:
 Proceeds from maturities of securities
  held to maturity                                       5,000,000    11,500,000
 Proceeds from maturities of securities
  available for sale                                       130,511     2,571,117
 Proceeds from sale of securities available for sale    13,435,545             0
 Purchase of securities held to maturity                (2,000,000)   (2,325,000)
 Purchase of securities available for sale                       0      (255,400)
 Net change in other short-term investments             (7,967,622)            0
 Net change in loans                                   (22,314,119)  (10,016,167)
 Purchase of premises and equipment                       (370,518)     (524,572)
 Proceeds from sales of other assets                        29,638       283,186
 Net change in interest-bearing deposits in banks        6,769,299     3,258,875
    Net cash provided(used) for investing activities    (7,287,266)    4,492,039

Cash flows from financing activities:
 Net change in deposits                                  4,457,978    (3,195,254)
 Payment of short-term debt and
  S-T portion of long term debt                                  0    (8,000,000)
 Payment of long-term debt                                       0       (60,000)
 Proceeds from issuance of long-term debt                        0     5,000,000
 Cash dividends declared                                (1,187,418)   (1,274,071)
 Proceeds from the exercise of stock options               183,206        46,511
 Payment for common stock                                 (720,393)     (427,830)
    Net cash provided(used) for financing activities     2,733,373    (7,910,644)
Increase(decrease) in cash and due from banks            1,606,212      (362,900)
Cash and due from banks - beginning of period           11,699,277    13,366,631
Cash and due from banks - end of period              $  13,305,489  $ 13,003,731

NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                  $           0  $    239,434
 Unrealized gain(loss) on securities
  available for sale                                 $     289,375  $   (608,976)










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

Interest-Bearing Deposits in Banks

Interest-bearing deposits in banks mature within one year and are carried at cost.

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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. This quarter the Federal Reserve Bank kept short-term rates flat at 5.25%. Since July 2004, short-term rates were increased seventeen times, or 4.25%, by September 30, 2006.

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

As a result of our strategy to diversify revenue, noninterest income adjusted for the loss on sale of securities has grown over the last few years and was 75% of third quarter 2006 net interest income and 30% of third quarter 2006 total revenue. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of September 30, 2006 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2006, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At September 30, 2006, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2006, total capital increased $1.066 million to $40.9 million. The majority of this increase was a result of net earnings growth and by an increase in accumulated other comprehensive income related to unrealized losses on available for sale securities.

Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased on the open market 34,000 shares of its common stock during the first nine months of 2006 at an average price of $21.19 per share. There are approximately 100,000 shares authorized to be repurchased under the current program.

On September 18, 2006, the Corporation announced the commencement of a tender offer to repurchase up to 575,000 shares of its common stock at a price of $23.00 per share. This represents approximately 18% of outstanding common stock, and the purchase price represents a 19% premium to the closing sales price of $19.40 on September 14, 2006, the last trading day before the Company filed the offer.

Subsequent to the end of this quarter, the Corporation's tender offer expired on October 13, 2006. The tender offer was oversubscribed and the shareholders tendering shares had their orders reduced by 32.34% as a result of the proration. Additional information regarding the tender offer is disclosed in Item 5 "Subsequent Event" on page 23.

The Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 13.24% as of September 30, 2006, and will continue to do so following the completion of the tender offer. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ended September 30, 2006, was $198 thousand compared with net income of $1.190 million for the same period in 2005. The reduction in earnings was primarily due to a $564 thousand loss incurred on the sale of securities to fund our tender offer to purchase stock and $160 thousand in expenses related to the tender offer. Also, large payoffs within the Company's loan servicing portfolio increased the amortization of intangible mortgage servicing assets resulting in an additional cost of $429 thousand for the quarter. Net income adjusted for these one-time expenses and loss would have been approximately $959 thousand for the quarter compared with $1.2 million for the same period a year ago as reflected in the table below.

Dollars in thousands                   Three months ended   Nine months ended
                                          September 30,       September 30,
                                         2006       2005      2006      2005
GAAP net income                        $    198   $  1,190  $  2,501  $  3,438

Adjusted for tender offer costs and
amortization for large servicing
loan payoffs:
 Loss on sale of securities            $    564             $    564
 Costs of tender offer                      160                  160
 Amortization of intangibles                429                  429
                                       $  1,153             $  1,153
Income tax benefit                         (392)                (392)
Adjusted net income                    $    959   $  1,190  $  3,262  $  3,438
Adjusted basic earnings per share      $    .30   $    .36  $   1.00  $   1.05
Adjusted diluted earnings per share    $    .30   $    .36  $   1.00  $   1.04

On a per share basis, net income for the third quarter was $.06 per diluted share compared with $.36 per diluted share for the same quarter in 2005. Quarterly, earnings per share adjusted for the one-time expenses and loss would have been $.30 per diluted share. The weighted average common diluted shares outstanding for the quarter were 3.246 million, down 1.2% or 38,967 average diluted shares from the comparable quarter a year ago. This decrease in average quarterly diluted shares was due to the Corporation's stock repurchase program. Because of our strong capital position, we will continue after the completion of the tender offer with the stock repurchase program that began in January 2000.

On a year-to-date basis, net income was $2.501 million compared with $3.438 million for the same period in 2005. Year-to-date earnings per diluted share were $.76 versus $1.04 for the same period in 2005. If adjusted for these one-time expenses and loss, year-to-date net income would have been approximately $3.262 million with diluted earnings per share of $1.00.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended September 30, 2006.

                                   3rd Qtr  2nd Qtr  1st Qtr  4th Qtr  3rd Qtr
                                    2006     2006     2006     2005     2005
Return on average total assets      0.26%    1.60%    1.40%    1.19%    1.61%
Return on average total equity      1.95%   12.11%   10.85%    8.88%   11.91%
Average shareholders' equity to
  average total assets             13.15%   13.20%   12.92%   13.36%   13.51%
Net interest margin
  (tax equivalent)                  3.62%    3.66%    3.68%    3.78%    4.02%

Comparison of Statements of Income for the Quarter

Noninterest income, adjusted for the $564 thousand loss on the sale of securities to fund the tender offer, was $1.810 million for the third quarter, compared with $2.048 million for the same period in 2005. The largest contributor to noninterest income, mortgage banking services, had $944 thousand in revenue, a 23.6% decrease compared with the third quarter of 2005. The level and timing of recognizing income from the mortgage banking business is dependent on many factors related to originating and closing relatively large commercial mortgage loans, and therefore can fluctuate from quarter to quarter. Quarterly income from service charges on deposit accounts was $438 thousand, up 7.9% compared with the same period in 2005. Revenue from insurance services for the quarter was $237 thousand, down 6.1% compared with the same period last year. Revenue from trust and brokerage services for the quarter was relatively flat compared with the third quarter of 2005.

Total interest income increased $332 thousand, or 8.7%, for the three months ended September 30, 2006 compared with the same period in 2005. This improvement for the three-month period resulted from increases in interest and fees on loans, interest on deposits in banks, and interest on federal funds sold. These increases were partially offset by decreases in interest on investment securities.

Total interest expense increased $519 thousand, or 43.0%, in the third quarter of 2006 compared with the same period in 2005. Interest on deposits increased $517 thousand, or 58.2%, during the third quarter of 2006. While interest on the short-term portion of long-term debt increased $105 thousand, it was partially offset by a decrease of $103 thousand on long-term debt
during the period.    Looking ahead, the challenge will be to manage funding
costs in a rising rate environment. Our focus on cost discipline, retaining and expanding customer relationships, and identifying acquisition opportunities are the core components of our growth strategy.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 2006 was $2.419 million compared with $2.606 million for the same period in 2005. The decrease was due primarily to funding costs increasing at a faster rate than increases in interest income on loans and short term investments. As a result, the Corporation's net interest margin was 3.62% for the third quarter of 2006, down 40 basis points from the same period a year ago. Total interest expense was $1.726 million for the third quarter, up $519 thousand from the same period a year ago, due primarily to increased interest expense on deposits. The average rate paid on interest-bearing deposits increased 99 basis points for the quarter compared with the same period a year ago. Higher funding costs have impacted our ability to grow net interest income, and our challenge continues to be managing these costs in a rising rate environment.

Provision for loan losses was $0 for the third quarter compared with $20 thousand in the same quarter of 2005. Adjusted for the increased amortization of intangible assets of $429 thousand and the tender offer expenses of $160 thousand, total noninterest expense was relatively flat for the quarter compared with the same period last year. The largest component of noninterest expense, salaries and employee benefits, decreased 5.2% to $1.761 million for the third quarter from $1.857 million a year ago. This decline was due primarily to lower incentive compensation in the mortgage banking services operation. Other major categories of noninterest expense were either relatively flat or had decreases in the third quarter of 2006 when compared with the same period of 2005.

Comparison of Statements of Income for the Nine-month Period

Total noninterest income, adjusted for the loss on the sale of securities to fund the tender offer, was $6.259 million for the first nine months of 2006, up 3.7% from the same period in 2005. Mortgage banking services increased $16 thousand to $3.490 million from the same period last year. Service charges on deposit accounts increased $135 thousand, and income from insurance services increased 7.7% to $882 thousand when comparing the first nine months of 2006 to the same period last year. Revenue from trust services and retail brokerage services were relatively flat in the first nine months of 2006 compared with the same period in 2005.

For the first nine months of 2006, total interest income increased $896 thousand when comparing it with the same period in 2005. The basis for the increase in the nine-month period of 2006 was primarily due to increases in both interest and fees on loans and interest on short-term investments. The average volume of loans increased $13.1 million for the nine-month period compared with the same period last year.

The total interest expense for the nine-month period ended September 30, 2006 increased $1.359 million, or 41.5%, compared with the same period in 2005. Over this period, the average balances on interest-bearing deposits increased $3.7 million. However, the increase in interest expense was primarily related to higher rates paid on interest-bearing deposits and increased interest expense on a larger average volume of long-term debt. The rate on time deposits increased 114 basis points comparing the first nine months of 2006 with the same period in 2005. Interest on both the short-term portion of long-term and long-term debt increased $26 thousand, or 3%, for the first nine months of 2006 compared with 2005, while interest on federal funds purchased increased $16 thousand for the first nine months of 2006. This increase resulted from the higher average long-term borrowings from the Federal Home Loan Bank.

Net interest income for the first nine months of 2006 declined 5.9% to $7.300 million compared with the same period in 2005. During the nine-month period ended September 30, 2006, the Corporation's net interest margin was 3.65% compared with 3.95% for the same period in 2005.

The nine-month provision for loan losses of $0 was $60 thousand less than in the comparable period of 2005. Adjusted for the increased amortization of intangible assets of $429 thousand and the tender offer expenses of $160 thousand, noninterest expense decreased $22 thousand for the first nine months of 2006 compared with the same period last year. Salary and employee benefits, equipment expense, and data processing expense all decreased while occupancy and other operating expenses increased slightly when comparing the first nine months of 2006 to the same period last year.

Comparison of Financial Condition Statements

At September 30, 2006, total assets were $309.1 million, a 2.6% increase from December 31, 2005. The majority of the increase in assets was a result of increases in total loans of $22.3 million, in federal funds sold of $8.0 million, and in cash and due from banks of $1.6 million. These increases were partially offset by declines of $6.8 million in interest-bearing deposits in banks and $16.7 million in investment securities.

The Corporation's loan portfolio of $126.9 million increased nearly 21.3% from the December 31, 2005, level of $104.7 million. Some of this loan growth was originated from strong local economic development due to affordability of real estate and abundance of natural resources. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 41.1% of total assets.

Investment securities and other short-term investments which include federal funds sold and interest-bearing deposits in banks represent 50.2% of total assets. Investment securities decreased $16.7 million and short-term investments increased $1.2 million since December 31, 2005. This resulted in an overall decrease in investments of $15.5 million.

Deposits increased to $226.3 million at the end of the third quarter of 2006, up $7.0 million from the same period in 2005 and up $4.5 million from the end of last year. At September 30, 2006, total deposits represented 73.2% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consist of the following:

                                      September 30,  December 31,  September 30,
                                          2006           2005          2005
Advance from Federal Home Loan Bank
with a 3.21% fixed rate of interest
maturing June 29, 2015. (convertible
to a variable rate at option of
Federal Home Loan Bank on June 29,
2007)(Moved to short-term
borrowings).                           $         0   $ 5,000,000   $ 5,000,000

Advance from Federal Home Loan Bank
with a 2.85% fixed rate of interest
maturing March 11, 2013.
(convertible to a variable rate at
option of Federal Home Loan Bank on
March 11, 2008).                         5,000,000     5,000,000     5,000,000

Advance from Federal Home Loan Bank
with a 4.00% fixed rate of interest
maturing August 6, 2012,
(convertible to a variable rate at
option of Federal Home Loan Bank on
August 6, 2007)(Moved to short-term
borrowings).                                     0     5,000,000     5,000,000

Advance from Federal Home Loan Bank
with a 3.85% fixed rate of interest
maturing April 30, 2014,
(convertible to a variable rate at

option of Federal Home Loan Bank on
April 30, 2009).                        10,000,000    10,000,000    10,000,000

Advance from Federal Home Loan Bank
with a 3.08% fixed rate of interest
maturing August 13, 2014,
(convertible to a variable rate at
option of Federal Home Loan Bank on
August 13, 2007)(Moved to short-term
borrowings).                                     0     5,000,000     5,000,000

Advance from Federal Home Loan Bank
with a 2.43% fixed rate of interest
maturing October 28, 2014,
(convertible to a variable rate at
option of Federal Home Loan Bank on
October 30, 2006)(Moved to
short-term borrowings).                          0             0     5,000,000

Advance from Federal Home Loan Bank
with a 5.21% fixed rate of interest
due in annual installments maturing
December 17, 2008.                         342,857       342,857       457,143

Total long-term debt                   $15,342,857   $30,342,857   $35,457,143

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.91% of total loans outstanding at September 30, 2006, compared with 2.35% of loans outstanding at December 31, 2005. Non-performing assets as a percentage of total assets was .01%, a 15 basis point improvement over last year. Management considers the allowance for loan losses as of September 30, 2006, adequate to cover potential losses in the loan portfolio.


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

Financial instruments whose contract
amounts represent credit risk (dollars
in thousands):                                September 30,     September 30,
                                                  2006              2005
Commitments to extend credit                    $ 21,338          $ 32,578
Standby letters of credit and
 financial guarantees                           $    142          $    282

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of September 30, 2006, the Corporation's one-year cumulative rate-sensitive assets represented 83% of the cumulative rate-sensitive liabilities compared with 78% for the same period in 2005. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. We are slightly liability-sensitive at the one year gap position. This improved change to a more balanced position is mainly due to the Corporation's growth in adjustable rate commercial loans. This balanced position will decrease the Corporation's exposure to changing interest rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

PART II. - OTHER INFORMATION

ITEM 5	SUBSEQUENT EVENTS

The Corporation recently announced the final results of its tender offer that expired Friday, October 13, 2006. Consistent with preliminary results released October 16, 2006, the Corporation purchased 575,000 shares at $23.00 per share. The value of the shares purchased was $13.225 million, and the number of shares purchased represents approximately 17.7% of the Corporation's 3,245,643 shares of common stock outstanding net of Corporation's treasury shares on October 23, 2006.

Because 847,125 shares tendered exceeded the number of shares the Corporation anticipated purchasing, and after the Corporation purchased all of the "small lot" shares properly tendered, the Corporation prorated the remaining shares accepted for purchase. Small lots were defined in the offer to be lots of less than 100 shares. Shareholders tendering shares had their orders reduced by 32.34% as a result of proration.

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


Date:  November 10, 2006