Form 10-K
period 2006-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2007-04-02
CIK 315849

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                   Form 10-K

    [ X ]  Annual report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                  For the fiscal year ended December 31, 2006

  [   ]  Transition report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

           For the transition period from __________ to __________.

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

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [   ]     No [ X ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2006: $48,445,553 based on 2,392,373 shares at the price of $20.25 per share.

As of March 24, 2007, 4,288,555 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for the 2007 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.








                               TABLE OF CONTENTS

PART I
  Item 1.     Business
  Item 1A.    Risk Factors
  Item 1B.    Unresolved Staff Comments
  Item 2.     Properties
  Item 3.     Legal Proceedings
  Item 4.     Submission of Matters to a Vote of Security Holders

PART II
  Item 5.     Market Price of and Dividends on the Corporation's Common
               Equity and Related Stockholder Matters
  Item 6.     Selected Financial Data
  Item 7.     Managements Discussion and Analysis of Financial Condition and
               Results of Operations
  Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
  Item 8.     Financial Statements and Supplementary Data
  Item 9.     Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure
  Item 9A.    Controls and Procedures
  Item 9B.    Other Information

PART III
  Item 10.    Directors and Executive Officers and Corporate Governance
  Item 11.    Executive Compensation
  Item 12.    Security Ownership of Certain Beneficial Owners and Management
               and Stockholder Related Matters
  Item 13.    Certain Relationships and Related Transactions and Director
               Independence
  Item 14.    Principal Accountant Fees and Services

PART IV
  Item 15.    Exhibits and Financial Statement Schedules

                                    PART I

ITEM 1.  BUSINESS
Southwest Georgia Financial Corporation (the "Corporation") is a Georgia bank holding company organized in 1980, which, in 1981, acquired 100% of the outstanding shares of Southwest Georgia Bank (the "Bank"). The Bank commenced operations as Moultrie National Bank in 1928. Currently, it is a FDIC insured, state-chartered bank.

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

General
The Corporation is a registered bank holding company. All of the Corporation's activities are currently conducted by the Bank and Empire. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, MasterCard and VISA accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust and investment division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the trust and investment area has a securities sales department which offers full service brokerage and through a third party service provider. The Bank operates Southwest Georgia Insurance Services Division, an insurance agency that offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, is a commercial mortgage banking firm that offers commercial mortgage banking services.

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

Deposits
The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2006, the Corporation's deposit base, totaling $226,709,112, consisted of $33,387,979 in noninterest-bearing demand deposits (14.7% of total deposits), $79,389,689 in interest-bearing demand deposits including money market accounts (35.1% of total deposits), $22,228,442 in savings deposits (9.8% of total deposits), $65,977,976 in time deposits in amounts less than $100,000 (29.1% of total deposits), and $25,725,026 in time deposits of $100,000 or more (11.3 % of total deposits).

Loans
The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2006, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 6.6%, 76.7% and 16.7%, respectively, of the Bank's total loan portfolio.

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

Servicing and Origination Fees on Loans
The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and are recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2006, Bank revenue received from mortgage banking services was $3,978,271 compared with $4,416,543 in 2005. All of this income was from Empire except for $34,091 in 2006 and $43,736 in 2005, which was mortgage banking income from the Bank.

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

Asset/Liability Management
The Asset/Liability Management Committee ("ALCO") is charged with establishing policies to manage the assets and liabilities of the Bank. Its task is to manage asset growth, net interest margin, liquidity, and capital in order to maximize income and reduce interest rate risk. To meet these objectives while maintaining prudent management of risks, the ALCO directs the Bank's overall acquisition and allocation of funds. At its monthly meetings, the ALCO reviews and discusses the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the local, state, and national economy. The Bank's Loan Committee oversees the ALCO.

Investment Policy
The Bank's investment portfolio policy is to maximize income consistent with liquidity, asset quality, and regulatory constraints. The policy is reviewed periodically by the Board of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved monthly by the Board of Directors.

Employees
The Bank had 114 full-time employees at December 31, 2006. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

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

The Bank ranks first in market share on the basis of deposits in Colquitt County and third in Worth County. The Bank is the only bank operating in Baker County and has a growing presence in Thomas County.

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

Payment of Dividends
The Corporation is a legal entity separate and distinct from the Bank. Most of the revenue of the Corporation results from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by the Corporation to its shareholders.

Under the regulations of the Georgia Department of Banking and Finance ("DBF"), dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF, unless such bank meets all the following requirements:

  (a) total classified assets as of the most recent examination of the bank do not exceed 80% of equity capital (as defined by regulation);

  (b) the aggregate amount of dividends declared or anticipated to be declared in the calendar year does not exceed 50% of the net profits after taxes but before dividends for the previous calendar year; and

  (c)  the ratio of equity capital to adjusted assets is not less than 6%.

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2006, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled approximately $2.135 million. For 2006, the Corporation's cash dividend payout to stockholders was $1.5 million, or 50.5% of net income.

Supervision and Regulation

General.
The following is a brief summary of the supervision and regulation of the Corporation and the Bank as financial institutions and is not intended to be a complete discussion of all American Stock Exchange (the "Amex"), state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or Amex listed companies. Changes in the rules, statutes and regulations applicable to the Corporation and the Bank can affect the operating environment in substantial and unpredictable ways.

The Corporation is a registered bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Corporation Act of 1956, as amended (the "Act"). The Corporation is required to file certain annual and quarterly financial information with the Federal Reserve but voluntarily files its consolidated quarterly financial information and is subject to periodic examination by the Federal Reserve.

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

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the bank holding company restrictions of the Act.

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

The Corporation is an "affiliate" of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to the Corporation, (2) investments in the stock or securities of the Corporation by the Bank, (3) the Bank's taking the stock or securities of an "affiliate" as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from the Corporation by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Bank is regularly examined by the Federal Deposit Insurance Corporation (the "FDIC"). As a state banking association organized under Georgia law, the Bank is subject to the supervision of, and is regularly examined by, the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank. A bank can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with the default of a commonly-controlled institution.

Capital Adequacy.
The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital (as defined) to risk-weighted assets of eight percent (8%); and (2) a minimum Tier I Capital (as defined) to risk-weighted assets of four percent (4%). In addition, the Federal Reserve and the FDIC have established a minimum three percent (3%) leverage ratio of Tier I Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. "Tier I Capital" generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than four percent (4%) if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve consider interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the "1991 Act"). The "prompt corrective action" provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a Total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a Total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a Total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a Total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has a leverage ratio of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2006 and 2005, the most recent notifications from the FDIC categorized the Bank as "well capitalized" under current regulations.

Commercial Real Estate.
In December, 2006 the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that recent increases in banks' commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. The Bank has a concentration in commercial real estate loans in excess of those defined levels. Management believes that the Corporation's credit processes and procedures meet the risk management standards dictated by this guidance, but it is not yet possible to determine the impact this guidance may have on examiner attitudes with respect to the Bank's real estate concentrations, which attitudes could effectively limit increases in the Bank's loan portfolios and require additional credit administration and management costs associated with those portfolios.
                                     -7-

Loans.
Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital. The Bank adopted the federal guidelines in 2001.

Transactions with Affiliates.
Under federal law, all transactions between and among a state nonmember bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit these transactions to a percentage of the bank's capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.

Financial Privacy.
In accordance with the GLB Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act.
A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the "USA Patriot Act") has imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The United States Treasury Department has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to the Corporation and the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

The principal executive officers of the Corporation and their ages, positions with the Corporation, and terms of office as of January 31, 2007, are as follows:

                                                                Officer Of The
Name (Age)                Principal Position                   Corporation Since
DeWitt Drew               Chief Executive Officer and President            1999
 (50)                     of the Corporation and Bank

John J. Cole, Jr.         Executive Vice President of the                  1984
 (56)                     Corporation and Executive Vice President
                          and Cashier of the Bank

C. Wallace Sansbury       Executive Vice President of the Corporation      1996
 (64)                     and Bank

J. David Dyer, Jr.        Senior Vice President of the Corporation         2002
 (59)                     and Bank and Chief Executive Officer
                          and President of Empire

George R. Kirkland        Senior Vice President and Treasurer              1991
 (56)                     of the Corporation and Senior Vice
                          President and Comptroller of the Bank

Randall L. Webb, Jr.      Senior Vice President of the Corporation         1994
 (58)                     and Bank


Geraldine Ferrone Luff    Senior Vice President of the Corporation         1995
 (60)                     and Bank

J. Larry Blanton          Senior Vice President of the Corporation         2000
 (60)                     and Bank

D. Paul Bell              Senior Vice President of the Corporation         2006
 (37)                     and Bank

Robert M. Carlton, Jr.    Senior Vice President of the Corporation         1995
 (65)                     and Bank

Morris I. Bryant          Senior Vice President of the Corporation         2004
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

Mr. Sansbury became Executive Vice President of the Bank and the Corporation in December 2006. Previously, he had been Senior Vice President of the Bank and the Corporation since December 1996.

Mr. Dyer became Senior Vice President of the Bank and the Corporation in 2002. He also serves as Chief Executive Officer and President of Empire, a wholly owned subsidiary of the Bank. Mr. Dyer has served as Chief Executive Officer and President of Empire since forming the firm in 1985.

Mr. Kirkland became Senior Vice President and Treasurer of the Corporation and Senior Vice President and Comptroller of the Bank in 1993.

Mr. Webb became Senior Vice President of the Bank and the Corporation in 1997. Previously, he had been Vice President of the Bank and the Corporation since 1994 and Assistant Vice President of the Bank since 1984.

Mrs. Luff became Senior Vice President in 2000 and Vice President of the Bank and the Corporation in 1995. Previously, she had been Assistant Vice President of the Bank since 1988.

Mr. Blanton became Senior Vice President of the Bank and the Corporation in 2001. Previously, he has served as Vice President of the Bank and Corporation since 2000 and in various other positions with the bank since 1999.

Mr. Bell became Senior Vice President of the Bank and the Corporation in 2006. Previously, he was President of Trinity Bank since 2004, and City President and Senior Vice-President of Community Bank and Trust since 2001, both located in Dothan, Alabama.

Mr. Carlton became Senior Vice President of the Bank and the Corporation in 2004. Previously, he had been Vice President of the Bank since 1995.

Mr. Bryant became Senior Vice President of the Bank and the Corporation in 2004. Previously, he was employed by Sylvester Banking Company in Sylvester, Georgia, as Vice President and Cashier since 1969.

Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2006, 2005, and 2004, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

                                             Year Ended December 31, 2006
                                             Average
                                             Balance    Interest       Rate
                                                  (Dollars in Thousands)
ASSETS
Cash and due from banks                     $ 12,477    $     -          - %

Earning assets:
 Interest-bearing deposits with banks          3,609        171        4.74%
 Loans, net (a) (b) (c)                      116,782      9,365        8.02%
 Taxable investment securities
  held to maturity                           129,619      5,350        4.13%
 Nontaxable investment securities
  held to maturity (c)                         5,237        307        5.86%
 Nontaxable investment securities
  available for sale (c)                      14,408        954        6.62%
 Federal Home Loan Bank stock                  2,201        125        5.68%
 Federal funds sold                            4,284        202        4.72%

Total earning assets                         276,140     16,474        5.97%
Premises and equipment                         6,766
Other assets                                   9,503

Total assets                                $304,886

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits        $ 36,032    $     -          - %

Interest-bearing liabilities:
 NOW accounts                                 55,023        315        0.57%
 Money market deposit accounts                21,759        827        3.80%
 Savings deposits                             23,928        449        1.88%
 Time deposits                                90,353      3,587        3.97%

 Federal funds purchased                         476         26        5.46%
 Other borrowings                             34,475      1,176        3.41%
Total interest-bearing liabilities           226,014      6,380        2.82%
Other liabilities                              4,868

Total liabilities                            266,914

Common stock                                   4,274
Surplus                                       31,385
Retained earnings                             14,975
Less treasury stock                          (12,662)
Total shareholders' equity                    37,972
Total liabilities and shareholders' equity  $304,886

Net interest income and margin                          $10,094        3.66%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees of $409,000.
(c)  Reflects taxable equivalent adjustments using a tax rate of 34 %.

                                             Year Ended December 31, 2005
                                             Average
                                             Balance    Interest       Rate
                                                  (Dollars in Thousands)
ASSETS
Cash and due from banks
                                             $ 11,462   $     -          - %
Earning assets:
 Interest-bearing deposits with banks           5,715       182        3.18%
 Loans, net (a) (b) (c)                       102,071     7,719        7.56%
 Taxable investment securities
  held to maturity                            142,654     5,973        4.19%
 Nontaxable investment securities
  held to maturity (c)                          5,313       314        5.91%
 Nontaxable investment securities
  available for sale (c)                       14,690       955        6.50%
 Federal Home Loan Bank stock                   2,215        92        4.15%
 Federal funds sold                               253        10        3.95%
Total earning assets                          272,911    15,245        5.59%
Premises and equipment                          6,771
Other assets                                    9,250

Total assets                                 $300,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits         $ 35,422   $     -          - %

Interest-bearing liabilities:
 NOW accounts                                  53,453       253        0.47%
 Money market deposit accounts                 13,458       302        2.24%
 Savings deposits                              27,565       354        1.28%
 Time deposits                                 91,215     2,485        2.72%
 Federal funds purchased                          256         9        3.52%
 Other borrowings                              34,968     1,173        3.35%

Total interest-bearing liabilities            220,915     4,576        2.07%
Other liabilities                               4,449

Total Liabilities                             260,786

Common stock                                    4,264
Surplus                                        31,220
Retained earnings                              13,566
Less treasury stock                            (9,442)
Total shareholders' equity                     39,608
Total liabilities and shareholders' equity   $300,394

Net interest income and margin                          $10,669        3.91%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees of $534,000.
(c)  Reflects taxable equivalent adjustments using a tax rate of 34 %.

                                             Year Ended December 31, 2004
                                             Average
                                             Balance    Interest       Rate
                                                  (Dollars in Thousands)
ASSETS
Cash and due from banks                      $ 10,137   $     -          - %

Earning assets:
 Interest-bearing deposits with banks           5,476        81        1.48%
 Loans, net (a) (b) (c)                        99,716     7,002        7.02%
 Taxable investment securities
  held to maturity                            131,496     5,787        4.40%
 Nontaxable investment securities
  held to maturity (c)                          6,014       365        6.07%
 Nontaxable investment securities
  available for sale (c)                       14,869       941        6.33%
 Federal Home Loan Bank stock                   1,428        50        3.50%
 Federal funds sold                             3,190        35        1.10%
Total earning assets                          262,189    14,261        5.44%
Premises and equipment                          6,460
Other assets                                    9,082

Total assets                                 $287,868

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits         $ 34,628   $     -          - %

Interest-bearing liabilities:
 NOW accounts                                  48,961       165         .34%
 Money market deposit accounts                 12,020       107         .89%
 Savings deposits                              26,846       314        1.17%
 Time deposits                                 95,911     1,896        1.98%
 Federal funds purchased                          520         7        1.35%
 Other borrowings                              27,525       912        3.31%

Total interest-bearing liabilities            211,783     3,401        1.61%
Other liabilities                               3,274

Total liabilities                             249,685

Common stock                                    3,607
Surplus                                        14,343
Retained earnings                              28,668
Less treasury stock                            (8,435)
Total shareholders' equity                     38,183
Total liabilities and shareholders' equity   $287,868

Net interest income and margin                          $10,860        4.14%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)  Interest income includes loan fees of $453,000.
(c)  Reflects taxable equivalent adjustments using a tax rate of 34 %.

                                     -13-
Table 2 - Rate/Volume Analysis

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

                                                                  Due To
                                                    Increase  Changes In (a)
                                   2006     2005   (Decrease) Volume    Rate
                                              (Dollars in Thousands)
Interest earned on:
 Interest-bearing
  deposits with banks            $   171  $   182    $(  11)  $   34  $(   45)
 Loans, net (b)                    9,365    7,719     1,646    1,157      489
 Taxable investment
  securities held to maturity      5,350    5,973      (623)    (538)  (   85)
 Nontaxable investment
  securities held to
  maturity (b)                       307      314      (  7)    (  4)  (    3)
 Nontaxable investment
  securities available
  for sale (b)                       954      955      (  1)       0   (    1)
 Federal Home Loan Bank stock        125       92        33     (  1)      34
 Federal funds sold                  202       10       192      190        2
Total interest income             16,474   15,245     1,229      838      391

Interest paid on:
 NOW accounts                        315      253        62        7       55
 Money market deposit accounts       827      302       525      247      278
 Savings deposits                    449      354        95     ( 38)     133
 Time deposits                     3,587    2,485     1,102     ( 23)   1,125

 Federal funds purchased              26        9        17       10        7
 Other borrowings                  1,176    1,173         3     ( 13)      16
Total interest expense             6,380    4,576     1,804      190    1,614
Net interest earnings            $10,094  $10,669    $( 575)  $  648  $(1,223)

                                                                  Due To
                                                    Increase  Changes In (a)
                                   2005     2004   (Decrease) Volume    Rate
                                              (Dollars in Thousands)
Interest earned on:
 Interest-bearing
  deposits with banks            $   182  $    81    $  101   $    4  $    97
 Loans, net (b)                    7,719    7,002       717      168      549
 Taxable investment
  securities held to maturity      5,973    5,787       186      425   (  239)
 Nontaxable investment
  securities held to
  maturity (b)                       314      365     (  51)   (  41)  (   10)
 Nontaxable investment
  securities available
  for sale (b)                       955      941        14    (  11)      25
 Federal Home Loan Bank stock         92       50        42       32       10
 Federal funds sold                   10       35     (  25)      14   (   39)

Total interest income             15,245   14,261       984      591      393

Interest paid on:
 NOW accounts                        253      165        88       17       71
 Money market deposit accounts       302      107       195       14      181
 Savings deposits                    354      314        40        8       32
 Time deposits                     2,485    1,896       589    (  89)     678
 Federal funds purchased               9        7         2    (   1)       3
 Other borrowings                  1,173      912       261      250       11

Total interest expense             4,576    3,401     1,175      199      976

Net interest earnings            $10,669  $10,860    $( 191)  $  392  $(  583)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 % for 2006, 2005, and 2004 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                            Year Ended December 31,
                                          2006        2005        2004
                                            (Dollars in Thousands)
Securities held to maturity:
U. S. Government Agencies               $ 96,997    $100,002    $108,508
State and municipal                        5,236       6,777       7,538
Total securities held to maturity       $102,233    $106,779    $116,046

Securities available for sale:
Equity securities                       $  1,059    $  1,043    $  1,033
U. S. Government Agencies                 18,473      32,925      38,813
State and municipal                       13,381      13,500      13,836
Mortgage backed                              410         575         861
Total securities available for sale     $ 33,323    $ 48,043    $ 54,543

The following table shows the expected maturities of debt securities at December 31, 2006, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Mortgage backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancings and other early payouts.

                                              MATURITY
                                     After One       After Five
                       Within        But Within      But Within        After
                      One Year       Five Years       Ten Years      Ten Years
                  Amount   Yield   Amount   Yield   Amount  Yield  Amount  Yield
					(Dollars in Thousands)
Debt Securities:
U. S.
 Government
 Agencies         $10,008  3.62%  $105,462  4.07%  $     -    - %  $    -    - %
State and
 Municipal            392  5.93%     3,274  6.52%   14,626  6.53%     325  6.15%
Mortgage
  Backed                -    - %       147  5.64%      263  6.44%       -    - %

Total             $10,400  3.71%  $108,883  4.14%  $14,889  6.53%  $  325  6.15%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2006 and 2005, securities carried at approximately $37,319,000, as required by law, and $30,336,000 and $35,437,000 were pledged to secure Federal Home Loan Bank advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan.

                                      Year Ended December 31,
                                2006      2005      2004      2003       2002
                                           (Dollars in Thousands)
Commercial, financial and
 agricultural                $ 20,938  $ 12,370  $  7,395  $  8,312  $  9,020
Real estate:
 Construction loans            13,238    10,669     3,793     1,235       253
 Commercial mortgage loans     45,506    33,869    40,385    42,969    47,219
 Residential loans             31,942    33,773    33,968    30,244    33,900
 Agricultural loans             5,576     5,851     5,621     4,851     5,333
Consumer & Other                8,336     8,143     8,795     9,550    10,263
Total loans                   125,536   104,675    99,957    97,161   105,988
  Less:
  Unearned income                  44        40        42        46        54
Allowance for loan losses       2,417     2,454     2,507     2,338     1,900
Net loans                    $123,075  $102,181  $ 97,408  $ 94,777  $104,034

The following table shows maturities and interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2006.

                                              Commercial,
                                               Financial
                                           Agricultural, and
                                              Construction
                                         (Dollars in Thousands)
Distribution of loans which are due:
  In one year or less                           $  9,725
  After one year but within five years            16,344
  After five years                                 8,107

  Total                                         $ 34,176

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2006.

                                  Loans With
                                 Predetermined      Loans With
                                     Rates        Floating Rates       Total
                                              (Dollars in Thousands)
Commercial, financial,
agricultural and construction      $ 19,450           $ 5,001        $ 24,451

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

                                           Nonperforming loans
                   Nonaccrual  Past-Due  Renegotiated    Potential           Foreclosed
                     Loans      Loans       Loans      Problem Loans  Total    Assets
                                          (Dollars in Thousands)
December 31, 2006    $2,347     $   10      $   19       $   70       $2,446  $     0
December 31, 2005    $  103     $    5      $   52       $  172       $  332  $     0
December 31, 2004    $1,387     $    4      $    9       $  163       $1,563  $    14
December 31, 2003    $1,012     $    0      $   60       $  414       $1,486  $ 1,203
December 31, 2002    $1,529     $    3      $    0       $  408       $1,940  $ 1,982

The Corporation has a single $2.2 million nonaccrual loan that has caused a substantial increase in nonperforming loans in 2006. The Corporation does not anticipate any loss on this loan. We have a sales contract in process which will either pay off or assume this loan.

The Corporation follows a policy of continuing to accrue interest on consumer loans that are contractually past due over 90 days up to the time the loans are considered uncollectible and the loan amount is charged against the allowance for loan losses.

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

                                              Year Ended December 31,
                                   2006      2005      2004      2003     2002
                                              (Dollars in Thousands)
Average loans outstanding        $119,213  $104,552  $102,208  $99,589  $114,586

Amount of allowance for
 loan losses at beginning
 of period                       $  2,454  $  2,507  $  2,338  $ 1,900  $  1,883
Amount of loans charged off
 during period:
 Commercial, financial and
  agricultural                          0        24         0       37       226
 Real estate:
  Commercial                            0         0        79        0         0
  Residential                           0        51        25       71       113
  Agricultural                          0         0         0        0         0

 Installment                           60       151       176      169       258

Total loans charged off                60       226       280      277       597

Amount of recoveries during
 period:
 Commercial, financial, and
  agricultural                          0         1        88      147        25
 Real estate:
  Commercial                            0        61        17        0         0
  Residential                           0         1        13       14         5
  Agricultural                          0         0         0        0         0
  Installment                          23        30        65       37        50

Total loans recovered                  23        93       183      198        80

Net loans charged off
 during period                         37       133        97       79       517
Additions to allowance for
 loan losses charged to
 operating expense during period        0        80        92      517       534
Purchased reserve                       0         0       174        0         0

Amount of allowance for
 loan losses at end
 of period                       $  2,417  $  2,454  $  2,507  $ 2,338  $  1,900

Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                          .03%      .13%      .10%     .08%      .45%

The allowance is based upon management's analysis of the portfolio under current economic conditions. This analysis includes a study of loss experience, a review of delinquencies, and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. Based on the above factors, management considers the current allowance to be adequate.

Allocation of Allowance for Loan Losses
Management has allocated the allowance for loan losses within the categories of loans set forth in the table below according to amounts deemed reasonably necessary to provide for possible losses. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below.

                       December 31, 2006  December 31, 2005  December 31, 2004
                                   % of               % of               % of
                                   Total              Total              Total
     Category          Allocation  Loans  Allocation  Loans  Allocation  Loans

                                       (Dollars in Thousands)
Commercial, financial
 and agricultural       $   403    16.7%    $   290   11.8%    $   186    7.4%
Real estate:
 Construction               254    10.5%        250   10.2%         95    3.8%
 Commercial                 875    36.2%        793   32.3%      1,016   40.4%
 Residential                614    25.4%        793   32.3%        852   34.1%
 Agricultural               106     4.4%        137    5.6%        140    5.6%
Installment                 165     6.8%        191    7.8%        218    8.7%

Total                   $ 2,417   100.0%    $ 2,454  100.0%    $ 2,507  100.0%

                       December 31, 2003  December 31, 2002
                                   % of               % of
                                   Total              Total
     Category          Allocation  Loans  Allocation  Loans

                              (Dollars in Thousands)
Commercial, financial
  and agricultural      $   199     8.5%    $   161    8.5%
Real estate:
  Construction               30     1.3%          5     .2%
  Commercial              1,034    44.2%        847   44.6%
  Residential               727    31.1%        608   32.0%
  Agricultural              117     5.0%         95    5.0%
Installment                 231     9.9%        184    9.7%

Total                   $ 2,338   100.0%    $ 1,900  100.0%

The calculation is based upon total loans including unearned interest. Management believes that the portfolio is well diversified and, to a large extent, secured without undue concentrations in any specific risk area. Control of loan quality is regularly monitored by management, the loan committee, and is reviewed by the Bank's Board of Directors which meets monthly. Independent external review of the loan portfolio is provided by examinations conducted by regulatory authorities. The amount of additions to the allowance for loan losses charged to operating expense for the periods indicated were based upon many factors, including actual charge offs and evaluations of current economic conditions in the market area. Management believes the allowance for loan losses is adequate to cover any potential loan losses.

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

                                        Year Ended December 31,
                                    2006          2005          2004
                                         (Dollars in Thousands)
Noninterest-bearing
 demand deposits                 $  36,032     $  35,422     $  34,628

NOW accounts                        55,023        53,453        48,961
Money market deposit
 accounts                           21,759        13,458        12,020
Savings                             23,928        27,565        26,846
Time deposits                       90,353        91,215        95,911

Total interest-bearing             191,063       185,691       183,738

Total average deposits           $ 227,095     $ 221,113     $ 218,366

The maturity of certificates of deposit of $100,000 or more as of December 31, 2006, are presented below.

                                                        (Dollars in Thousands)
3 months or less                                               $  5,187
Over 3 months through 6 months                                    2,486
Over 6 months through 12 months                                  14,218
Over 12 months                                                    3,834

Total outstanding certificates of deposit
 of $100,000 or more                                           $ 25,725

Return on Equity and Assets

Certain financial ratios are presented below.

                                        Year Ended December 31,
                                  2006            2005            2004
Return on average assets          1.00%           1.44%           1.34%

Return on average equity          8.01%          10.93%          10.12%

Dividend payout ratio
 (dividends declared
 divided by net income)          50.50%          39.22%          38.79%

Average equity to average
 assets ratio                    12.45%          13.19%          13.26%

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

The Corporation's construction and land development loans are subject to unique risks that could adversely affect earnings.
The Corporation's construction and land development loan portfolio was $13.2 million at December 31, 2006, comprising 10.5% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers' ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject us to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

Recent performance may not be indicative of future performance.
The Corporation may not be able to sustain its profitability. Various factors, such as economic conditions, regulatory and legislative considerations, competition and the ability to find and retain talented people, may impede its ability to remain profitable.

A deterioration in asset quality could have an adverse impact on the Corporation.
A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans.
With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank's loan portfolio, over 76% of which is secured by real estate, could affect the ability of customers to repay their loans. The Bank's loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Corporation's business, financial condition, results of operations, or liquidity.

Changes in prevailing interest rates may negatively affect the results of operations of the Corporation and the value of its assets.
The Corporation's earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest earning assets and interest bearing liabilities and the level of non-performing assets. Fluctuations in interest rates affect the demand of customers for the Corporation's products and services. In addition, interest-bearing liabilities may re-price or mature more slowly or more rapidly or on a different basis than interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity. For additional information regarding interest rate risk, see Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk."

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

The Corporation depends on its key personnel, and the loss of any of them could adversely affect the Corporation.
The Corporation's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including G. DeWitt Drew, President and CEO, John J. Cole, Jr., Executive Vice President, J. David Dyer, Senior Vice President and President of Empire, C. Wallace Sansbury, Executive Vice President and George R. Kirkland, Senior Vice President & Treasurer, could have a material adverse effect on the Corporation's business, financial condition, and results of operations or liquidity.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
The Corporation has not received any written comments from the Securities Exchange Commission staff in connection with a review of any of its reports.

ITEM 2.  PROPERTIES
The executive offices of the Corporation and the main banking office of the Bank are located in a 22,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. The Bank's Operations Center is located at 10 Second Avenue, Moultrie, Georgia. The Trust and Investment Division of the Bank is located at 25 Second Avenue, Moultrie, Georgia. A building located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia, has been renovated for the Bank's Administrative Services offices, training and meeting rooms, record storage, and a drive-thru teller facility.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
There were no matters submitted during the fourth quarter of 2006 for a vote of the security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
The Corporation's common stock trades on the American Stock Exchange under the symbol "SGB". The closing price on December 31, 2006, was $19.30. Below is a schedule of the high and low stock prices for each quarter of 2006 and 2005.

                                 2006
For The
Quarter       Fourth      Third       Second       First
High          $22.75      $22.65      $24.70      $25.70

Low           $18.50      $18.00      $20.00      $21.37

                                 2005
For The
Quarter       Fourth      Third       Second       First
High          $22.30      $21.80      $23.25      $24.00

Low           $20.50      $19.65      $20.10      $22.00

As of December 31, 2006, we had 564 record holders of the Corporation's common stock. Also, there were approximately 270 additional shareholders who held shares through trusts and brokerage firms.

Dividends
Cash dividends paid on the Corporation's common stock were $.52 in 2006 and 2005. Our dividend policy objective is to pay out a portion of earnings in dividends to our shareholders in a consistent manner over time, and we intend to continue paying dividends. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation's Board of Directors after consideration of various factors, which include the Corporation's financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount of dividends that can be paid without regulatory approval. See "Business - Payment of Dividends". The Corporation and its predecessors have paid cash dividends for the past seventy-eight consecutive years.

In 2006, we repurchased 575,000 shares of our common stock through a tender offer with a total cost of $13,225,000. Because of our strong capital condition, we continued through 2006 the stock repurchase program that began in January 2000. In 2006, 65,000 shares were repurchased through the repurchase program. Through the end of 2006, a total of 612,095 shares have been repurchased since the beginning of the program. The share repurchase program was extended by the Board of Directors at their meeting in January 2007 through the end of January 2008. The Corporation is authorized to purchase an additional 100,000 shares under the plan.

On June 23, 2006, John H. Clark, director, sold to the Employee Stock Ownership Plan 10,000 shares of common stock for $21.40 per share and also, on February 1, 2007, both Mr. Clark and his wife sold to the Corporation 25,000 shares of common stock for $19.435 per share in a private stock repurchase transaction.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2006, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan.


                             Number of Securities
                              to be Issued upon    Weighted Average    Number of Securities Remaining
                                  Exercise of      Exercise Price of    Available for Future Issuance
Plan Category                Outstanding Options  Outstanding Options  Under Equity Compensation Plans
Equity compensation plans
 approved by shareholders(1)        113,105              $17.66                    44,340
Equity Compensation Plans
 Not Approved by
 Shareholders(2)                          0                0.00                         0
Total                               113,105              $17.66                    44,340

(1)	The Key Individual Stock Option Plan
(2)	Excludes shares issued under the 401(k) Plan.

Performance Graph

The following graph compares the cumulative total shareholder return of the Corporation's Common Stock with The Carson Medlin Company's Independent Bank Index and the S&P 500 Index. The Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 28 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The comparison assumes $100 was invested January 1, 2001, and that all semi-annual and quarterly dividends were reinvested each period. This comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since January 1, 2001.

The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Corporation's Common Stock.

                                         2001  2002  2003  2004  2005  2006
SOUTHWEST GEORGIA FINANCIAL CORPORATION   100   122   152   185   183   166
INDEPENDENT BANK INDEX                    100   124   168   193   199   230
S&P 500 INDEX                             100    78   100   111   117   135

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data (1)
(Dollars in Thousands, except per
 share data and ratios)               2006     2005     2004     2003     2002
For The Year:  Earnings &
 Share Data
Interest income                    $ 16,030 $ 14,818 $ 13,822 $ 13,126 $ 14,738
Interest expense                      6,380    4,576    3,401    3,387    4,429
Non-interest income                   7,110    7,865    6,754    4,545    5,596
Non-interest expense                 12,986   12,382   12,073   10,267   10,299
Net income                            3,040    4,329    3,865    2,480    3,602
Earnings per share - diluted           0.96     1.31     1.18     0.80     1.14
Weighted average shares
 outstanding - diluted (2)            3,153    3,294    3,281    3,084    3,148
Dividends declared per share       $   0.52 $   0.52 $   0.46 $   0.43 $   0.40

At Year End:  Balance Sheet Data
Total assets                       $288,516 $301,274 $305,900 $246,153 $240,468
Loans, less unearned income         125,492  104,634   99,915   97,115  105,933
Deposits                            226,709  221,844  222,488  182,876  189,923
Shareholders' equity (2)             27,957   39,853   38,952   32,988   33,322
Book value per share (2)              10.59    12.23    11.88    10.83    10.73
Tangible book value per share (2)  $   9.93 $  11.31 $  10.77 $  10.16 $   9.97
Common shares outstanding (2)         2,640    3,258    3,279    3,047    3,107

Selected Average Balances
Average total assets               $304,886 $300,394 $287,868 $241,861 $236,369
Average loans                       119,213  104,552  102,208   99,589  114,586
Average deposits                    227,095  221,113  218,366  185,921  188,492
Average shareholders' equity       $ 37,973 $ 39,608 $ 38,183 $ 33,237 $ 32,193

Asset Quality
Non-performing assets to
 total assets                          .82%     .04%     .46%     .90%    1.46%
Non-performing assets              $  2,357 $    108 $  1,405 $  2,215 $  3,515
Net loan charge-offs (recoveries)  $     37 $    133 $     98 $     79 $    517
Net loan charge-offs (recoveries)
    to average loans                  0.03%    0.13%    0.10%    0.08%    0.45%
Reserve for loan losses to loans      1.93%    2.35%    2.51%    2.41%    1.79%

Performance Ratios
Return on average total assets        1.00%    1.44%    1.34%    1.03%    1.52%
Return on average
 shareholders' equity                 8.01%   10.93%   10.12%    7.46%   11.19%
Average shareholders' equity
 to average total assets             12.45%   13.19%   13.26%   13.74%   13.62%

Efficiency ratio                     75.48%   66.81%   68.54%   69.94%   63.27%
Net interest margin                   3.66%    3.91%    4.14%    4.61%    5.00%
Dividend payout ratio                50.50%   39.22%   38.79%   53.57%   35.13%

(1) On October 29, 2004, the Corporation paid a 20% stock dividend to shareholders of record as of October 7, 2004. All per share information has been adjusted to take into account the stock dividend.
(2) On October 24, 2006, the Corporation repurchased 575,000 shares of our common stock through a tender offer with a total cost of $13,225,000. The tender offer caused a decrease in the number of shares outstanding, stockholder's equity and book and tangible book value per share.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information about the Corporation, see selected statistical information on pages 11 - 28 of this report on Form 10-K.

Overview
The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Thomas, and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have four full service banking facilities and six automated teller machines.

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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. In the first half of 2006, the Federal Reserve Bank increased short-term interest rates 1% and since July 2004, short-term rates increased seventeen times, or 4.25% by year end.

Our profitability is impacted as well by operating expenses such as salaries and employee benefits, occupancy and income taxes. Our lending activities are significantly influenced by regional and local factors such as changes in population, competition among lenders, interest rate conditions and prevailing market rates on competing uses of funds and investments, customer preferences and levels of personal income and savings in the Corporation's primary market area.

To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change. In addition, broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 73.7% of 2006 net interest income. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

In 2006, we continued to focus on asset quality following significant improvements made with respect to overall asset quality in 2005 and 2004. During the second quarter of 2004, we sold a large foreclosed property with a loss on sale of approximately $90,000. Although the Corporation has a single $2.2 million nonaccrual loan that has caused a substantial increase in nonperforming loans in 2006, we do not anticipate any loss on this loan due to a sales contract that is currently in process which will either pay off or assume this loan.

Mergers and Acquisitions
On February 27, 2004, the Corporation acquired First Bank Holding Company and its bank subsidiary, Sylvester Banking Company, for $4.2 million in cash and 240,000 shares of Southwest Georgia Financial Corporation common stock valued at $5.5 million. Sylvester Banking Company was merged into Southwest Georgia Bank. The business combination was accounted for by the purchase method of accounting and the results of operations of Sylvester Banking Company since the date of acquisition are included in the Consolidated Financial Statements. Total assets of $49.6 million and liabilities of $39.9 million were booked at fair value including a core deposit intangible of $1.7 million. This core deposit intangible is being amortized over a 10-year period.

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

Tender Offer
On October 24, 2006, the Corporation repurchased 575,000 shares of our common stock through a tender offer with a total cost of $13,225,000. The tender offer caused a decrease in the number of shares outstanding, stockholder's equity and book and tangible book value per share.

Stock Dividend
On October 29, 2004, the Corporation paid a 20% stock dividend to shareholders of record as of October 7, 2004. All per share information has been adjusted to take into account the stock dividend.

Critical Accounting Policies
In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation's results of operations. We believe that the allowance for loan losses as of December 31, 2006 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary
Net income for 2006 was $3.0 million, a decrease of approximately $1.3 million, or 30%, when compared with $4.3 million in 2005. Our net income was down primarily as a result of a $564,000 loss recognized in our investment securities portfolio in connection with funding the tender offer as well as $183,000 in administrative expenses related to the tender offer. Net income was also negatively impacted by a $439,000 decrease in mortgage banking income due to numerous payoffs of serviced loans at Empire and accelerated amortization related to such payoffs of $429,000, a one-time $690,000 pension contribution incurred in connection with the freezing of the pension plan and, a decline in our net interest margin. On a per share basis, net income for 2006 was down to $0.96 per diluted share compared with $1.31 per diluted share for 2005.

Net income for 2005 was $4.3 million, an increase of approximately $0.4 million, or 12%, when compared with $3.9 million in 2004. Higher net income in 2005 was primarily due to solid operating results for Empire and strong expense control. Mortgage banking revenues increased $805,000, or 22%, over 2004's results. Expenses relating to equipment, data processing, amortization of intangible assets, and other operating declined $422,000, or 9%, for 2005 compared with 2004. On a per share basis, net income for 2005 was $1.31 per diluted share compared with $1.18 per diluted share for 2004.

We measure our performance on selected key ratios, which are provided for the last three years in the following table:

                                                        2006     2005     2004
Return on average total assets                          1.00%    1.44%    1.34%
Return on average shareholders' equity                  8.01%   10.93%   10.12%
Average shareholders' equity to average total assets   12.45%   13.19%   13.04%
Net interest margin (tax equivalent)                    3.66%    3.91%    4.14%

Net Interest Income
Net interest income for 2006 decreased $593,000, or 5.8%, compared with 2005. The largest contributable to the decline in net interest income was the $1.8 million, or 39.4%, increase in interest expense in 2006 compared with 2005 which resulted primarily from a (1) 156 basis point increase in the average rate paid on money market deposit accounts, a 60 basis point increase on the average rate paid on savings deposits and a 125 basis point increase in the average rate paid on time deposits caused by rising rates generally and competitive pressure in our markets, and (2) an increase in average money market deposit accounts of $8.3 million or 62%, resulting from the impact of the migration from non-interest bearing accounts and time deposits in a rising rate environment and the addition of a cash management program for our business customers. In addition, average noninterest bearing deposits increased $610,000, or 1.7%.

Offsetting in part the increased interest expense was increased interest income from earning assets of $1,211,000, or 8.2%, in 2006 compared with 2005. The majority of the $1,211,000 increase in interest income for the year resulted from a combination of volume and yield components. Average loan volumes increased $14.7 million, or 14.4%, and the yield increased 46 basis points to 8.02% resulting in an increase in interest income of $1,646,000. Average investment volumes decreased $13.4 million, or 8.1%, primarily due to the sale of securities to fund the tender offer.

Net interest income for 2005 decreased $178,000, or 1.7%, compared with 2004. The decrease was influenced by the mix of earning assets, interest-bearing liabilities, and higher funding costs. Interest income from earning assets increased $997,000, or 7.2%, in 2005 compared with 2004, while interest expenses increased $1.2 million, or 34.5%, for the same period. The majority of the $997,000 increase in interest income for the year resulted from increased volumes in earning assets related to the acquisition. Average investment volumes increased $11 million, or 7.2%, in 2005 compared with 2004 while the average yield decreased 19 basis points. Average loan volumes increased $2.4 million during 2005, combined with a yield increase of 54 basis points to 7.56% resulted in an increase in interest income from loans of $717,000.

The increase of $1.2 million of interest expense in 2005 compared with 2004 primarily resulted from a 74 basis point increase in the average rate paid on time deposits and 135 basis points increase in the average rate paid on money market deposit accounts. The volume of average time deposits decreased $4.7 million, or 4.9%, but was more than offset by an increase in average long-term debt of $7.4 million. During 2005, average interest-bearing deposits increased $2 million, or 1.1%. The majority of the increase, or $4.5 million, was in lower rate NOW accounts which was somewhat offset by a $4.7 million, or 4.9%, decrease on the average level of certificates of deposit. Average non-interest bearing deposits increased $0.8 million or 2%. Interest expense on deposits continues to closely follow interest rate trends.

Net Interest Margin
Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin was 3.66% for 2006, a 25 basis point decrease from 3.91% in 2005. The net interest margin in 2005 was down 23 basis points compared with the net interest margin of 4.14% in 2004. Our net interest margin declines in each year were primarily due to higher funding costs and the shifting of deposit accounts from non-interest bearing accounts into interest-bearing accounts

Noninterest Income
Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

                                     -31-

                                      2006             2005             2004
                                             (Dollars in Thousands)
                                Amount % Change  Amount % Change  Amount % Change
Service charges on
 deposit accounts               $1,716   10.5 %  $1,553      * %  $1,554   20.4 %
Income from trust services         295   (3.3)      305   (1.6)      310   18.3
Income from retail
 brokerage services                296   11.7       265    8.2       245   (6.1)
Income from insurance services   1,167    4.9     1,113    1.0     1,102   10.0
Income from mortgage
 banking services                3,978   (9.9)    4,417   22.3     3,612    4.8
Gain (loss) on the sale or
 abandonment of assets              15   87.5         8  102.9      (280)  84.8
Gain (loss) on the sale
 of securities                    (564)     *         0      *         3      *
Other income                       207    1.5       204   (1.9)      208   61.2

Total noninterest income        $7,110   (9.6)%  $7,865   16.4 %  $6,754   48.6 %

* = less than 1%

Noninterest income in 2006 decreased $755,000 compared with 2005. The decline was primarily the result of a decrease of $439,000 in mortgage banking income, the single largest component of the Corporation's noninterest income, due to numerous payoffs of serviced loans at Empire. The mortgage banking servicing portfolio at Empire is comprised of non-recourse loans which we service for participating commercial mortgage lenders, and, at December 31, 2006, was approximately $422 million, or an 11% decrease from the balance at December 31, 2005. This decline is primarily due to the numerous payoffs of serviced loans of which we feel will not continue at this current level.

Noninterest income was also negatively impacted in 2006 by a $564,000 loss recognized on the sale of securities to fund the repurchase of 575,000 shares of the tender offer and 3.3% decrease in fees from trust services.

Offsetting in part, the declines in noninterest income, deposit service charge income increased $163,000 or 10.5%, for 2006 over 2005 related primarily to increased fees from our new cash management program for our business customers and increased fees related to our overdraft protection program. Other increases resulted from a 4.9% growth in fees related to insurance services and 11.7% increase in fees related to retail brokerage services.

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

Noninterest Expense
Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

                                  2006             2005             2004
                                          (Dollars in Thousands)
                             Amount % Change  Amount % Change  Amount % Change
Salaries and employee
 benefits                   $ 7,276   (0.7)%  $ 7,324   9.8 %  $ 6,668  16.0 %
Occupancy expense               835    3.1        810  10.2        735  30.6
Equipment expense               631   (3.8)       656  (0.6)       660  13.4
Data processing expense         694   (4.3)       725  (5.4)       766  41.6
Amortization of intangible
 assets                         917   86.8        491  (2.2)       502  54.9
Other operating expense       2,632   10.8      2,376 (13.3)     2,742   9.3
Total noninterest expense   $12,985    4.9 %  $12,382   2.6 %  $12,073  17.6 %

Total noninterest expense increased $603,000, or 4.9%, in 2006 compared with 2005. The majority of this increase of $429,000 was from increased amortization of intangible assets resulting from accelerating the amortization of our mortgage servicing assets due to the payoffs of serviced loans at Empire described above. Also, increases occurred in other operating expense of 10.8% due to administrative fees related to the tender offer and other professional services expenses related to pension consulting services and an increase in occupancy expense of 3.1% due to normal operations.

These increases in noninterest expenses were partially offset by a 4.3% decrease in data processing fees due to the expiration of a contract related to our overdraft protection program. Equipment expenses were down in 2006 3.8% due to normal operations.

Salary decreased slightly due to a decrease in the number of full time employees from 118 to 114, which decrease was partially offset by an additional pension contribution of $690,000. The additional pension funding was a one-time charge by the Corporation incurred in connection with freezing the pension plan and was necessary for the required minimum contribution.

Total noninterest expense increased $309,000, or 2.6%, in 2005 compared with 2004. Salaries and employee benefits expense increased 9.8% due to incentive based compensation at Empire, increased pension contributions and increased staffing to replace near term retirees. The Corporation's employees totaled 118 at December 31, 2005 compared with 125 the prior year end.

In 2005, occupancy expense increased $75,000, or 10.2%, compared with 2004. This was primarily due to increased depreciation expense from a building renovation project completed in late 2004. The other noninterest expense categories: equipment, data processing, amortization of intangible assets, and other operating expenses declined from the previous year due to incurring higher expenses related to the acquisition of Sylvester Banking Company in 2004.

The "efficiency ratio" (noninterest expenses divided by total noninterest income plus net interest income), a measure of productivity, increased to 75.48% for 2006, from 66.81% for 2005 and 68.54% for 2004. The higher efficiency ratio was primarily due to lower revenues.

Federal Income Tax Expense
The Corporation expensed $734,000, $1.32 million and $1.14 million for federal income taxes for the years ending December 31, 2006, 2005 and 2004, respectively. These amounts resulted in an effective tax rate of 19.5%, 23.3%, and 22.8% for 2006, 2005, and 2004, respectively. See Note 10 of the Corporation's Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds
The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

During 2006, total average assets increased $4.5 million, or 1.5%, to $304.9 million. The Corporation's earning assets, which include loans, investment securities, deposits at the Federal Home Loan Bank, and federal funds sold averaged $276.1 million in 2006, a 1.2% increase over $272.9 million in 2005.
 This increase was primarily the result of improved loan volume, which also caused the earning asset mix to shift towards more loans during the year. For 2006, average earning assets were comprised of 42% loans, 55% investment securities, and 3% federal funds sold and funds at the Federal Home Loan Bank. The ratio of average earning assets to average total assets slightly decreased to 90.6% for 2006 compared with 90.9% for 2005.

Loans
Loans are one of the Corporation's largest earning assets and users of funds.
 Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2006, average loans represented 42% of average earning assets and 38% of average total assets.

The composition of the Corporation's loan portfolio at December 31, 2006, 2005, and 2004 was as follows:

                             2006               2005               2004
                                        (Dollars in Thousands)
Category                Amount  % Change   Amount  % Change   Amount  % Change
Commercial, financial,
 and agricultural      $ 20,938  69.3 %   $ 12,370  67.3 %   $ 7,395  (11.0)%
Real estate:
Construction             13,238  24.1 %     10,669 181.3 %     3,793  207.1 %
Commercial               45,506  34.4 %     33,869 (16.1)%    40,385   (6.0)%
Residential              31,942  (5.4)%     33,773  (0.6)%    33,968   12.3 %
Agricultural              5,576  (4.7)%      5,851   4.1 %     5,621   15.9 %

Installment               8,336   2.4 %      8,143  (7.4)%     8,795   (7.9)%
Total loans            $125,536  20.0 %   $104,675   4.7 %   $99,957    2.9 %

Average total loans increased in 2006 due to an increase in local loan demand mainly in construction and commercial loans. The ratio of total loans to total deposits at year end increased to 55.4% in 2006 compared with 47.2% in 2005. The loan portfolio mix at year end 2006 consisted of 10.5% loans secured by construction real estate, 36.2% loans secured by commercial real estate, 25.5% of loans secured by residential real estate, and 4.5% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 16.7% and installment loans to individuals for consumer purposes of 6.6%.

Allowance and Provision for Possible Loan Losses
The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation's loan portfolio. Loans, or portions thereof, which are considered to be uncollectible, are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2006.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on nonaccruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $2.4 million, or 1.9% of total loans outstanding, as of December 31, 2006. This level represented a $37,000 decrease from the corresponding 2005 year-end amount which was 2.3% of total loans outstanding.

There was no provision for loan losses in 2006, a $80,000 decrease from the prior year's provision. Our assessment of the adequacy of the allowance to absorb possible losses in the loan portfolio resulted in not having to provide for losses during the year. See Note 3 of the Corporation's Notes to Consolidated Financial Statements for details of the changes in the allowance for loan losses.

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

The following table summarizes the contractual maturity of investment securities as of December 31, 2006:

                                             Securities           Securities
Amounts Maturing In:                     Available for Sale    Held to Maturity
                                                  (Dollars in Thousands)
One year or less                             $  1,390               $  9,010
After one through five years                   20,749                 87,987
After five through ten years                    9,715                  4,911
After ten years                                     0                    325
Equity & mortgage-backed securities             1,469                      0
Total investment securities                  $ 33,323               $102,233

The total investment portfolio decreased to $135.6 million from $154.8 million at year-end 2006 compared with year-end 2005, a decrease of $19.2 million, or 12.4%. The majority of this decrease was due to the sale of securities to fund our tender offer. Also, other decreases resulted from the maturing and called U.S. Government agency securities and to an increase in loan demand. The average total investment portfolio decreased to $149.3 million in 2006 compared with $162.7 million for 2005.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets
Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, and property acquired by foreclosure. The level of nonperforming assets increased $2.2 million at year-end 2006 compared with year-end 2005. This increase primarily resulted from a single loan and no loss is anticipated due to a sales contract that is currently is process which will either pay off or assume this loan. Nonperforming assets were approximately $2,357,000, or 0.82% of total assets as of December 31, 2006, compared with $108,000, or 0.04% of total assets at year-end 2005.

Deposits and Other Interest-Bearing Liabilities
Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2006, average deposits increased 2.7% compared with 2006 from $221.1 million to $227.1 million. The majority of the increase in average deposits occurred in average money market deposit accounts and NOW account deposits. Competitive interest rates during 2006 resulted in change in the deposit mix.
 Some customers shifted money from savings to money markets due to higher rates paid on money market account deposits. Also, we implemented a cash management program for commercial customers which provided money market rates of return for large cash balances. As of December 31, 2006, the Corporation had a total of $25.7 million in certificates of deposit of $100,000 or more each. This was an 8.6% increase over the $23.7 million total in 2005.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2006, the Corporation repaid short-term advances with the Federal Home Loan Bank of $5.0 million leaving $5.0 million to be paid in June and $10.0 million to be paid in August of 2007. In 2006, the Corporation borrowed no additional advances from the Federal Home Loan Bank. Total long-term advances with the Federal Home Loan Bank were $15.2 million at December 31, 2006. Details on the Federal Home Bank advances are presented in Note 8 to the financial statements.

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

The Consolidated Statement of Cash Flows details the Corporation's cash flows from operating, investing, and financing activities. During 2006, operating and investing activities generated cash flows of $16.2 million, while financing activities used $15.9 million of this and increased the cash and due from banks balances by $300 thousand. Cash produced from operations continues to provide cash for the payment of dividends and common stock repurchases.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Corporation's deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less public funds and time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 79.9% of total deposits on December 31, 2006, compared with 83.2% in 2005.

Asset liquidity is provided through ordinary business activity, such as cash which is received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments which can be easily be converted to cash without significant loss. The Corporation's investment securities maturing within one year or less were $10.4 million on December 31, 2006, which represented 8% of the investment debt securities portfolio. Also, the Corporation had $2.0 million of investment securities callable at the option of the issuer and that are unlikely to be called during 2007. These maturing and callable investment securities are sources for repayment of our short-term and long-term debt obligations.

We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material effect on the Corporation's liquidity or operations.

Contractual Obligations
The chart below shows the Corporation's contractual obligations and commercial commitments, and its scheduled future cash payments under those commitments as of December 31, 2006.

The majority of the Corporation's outstanding contractual obligations were long-term debt. The remaining contractual obligations were comprised of telephone operating leases and purchase obligations for data processing services. We have no capital lease obligations.

                                     -35-

Contractual Obligations                    Payments Due by Period
                                           Less
                                          than 1    1-3      4-5     After 5
(Dollars in Thousands)           Total     year    Years    years     Years
Long-term debt                  $15,229    $114    $115       $0     $15,000
Operating leases                     62      18      38        6           0
Total contractual obligations   $15,291    $132    $153       $6     $15,000

Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of our customers.
These financial instruments include commitments to extend credit in the form of loans or through letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. Since many of the commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.

Financial instruments whose contract amounts represent credit risk (Dollars in Thousands):

                                                      2006         2005
Commitments to extend credit                       $ 20,471     $ 31,897
Standby letters of credit                          $     10     $    207

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends
Our average equity to average assets ratio was 12.45% in 2006 and 13.19% in 2005. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8% total risk-based ratio, of which 4% must consist primarily of tangible common shareholders' equity (Tier I capital) or its equivalent. Also, the regulations require a financial institution to maintain a 3% leverage ratio. At year-end 2006, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 19.23%, a Tier I risk-based capital ratio of 17.98%, and a leverage ratio of 8.88%.

The 2006 decrease in risk-based capital ratios was due to the repurchase of 575,000 shares through a tender offer.

The following table presents the risk-based capital and leverage ratios for year-end 2006 and 2005 in comparison to the minimum regulatory guidelines:

                                                             Minimum Regulatory
Risk Based Capital Ratios     Dec. 31, 2006   Dec. 31, 2005      Guidelines
Tier I capital                   17.98%          27.28%             4.00%
Total risk-based capital         19.23%          28.53%             8.00%
Leverage                          8.88%          12.75%             3.00%

Forward-Looking Statements
In addition to historical information, this 2006 Annual Report contains forward-looking statements within the meaning of the federal securities laws.
 The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

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

One of the indicators for our interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, which is referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing.
At year-end 2006, our sensitivity ratio, or one-year cumulative rate-sensitive assets relative to cumulative rate-sensitive liabilities, was 72% compared with 88% for 2005. This change in the sensitivity ratio was a result of the Corporation's management of its exposure to interest rate risk.
 We were more liability-sensitive at the one year gap position compared with the previous year. These changes in assets and liabilities occurred in: (1) growth in money market account deposits, (2) increase in short-term portion of long-term debt, and (3) decrease in short-term investments. This liability sensitive position will increase the Corporation's exposure to rising interest rates.

All interest rates and yields do not adjust at the same pace; therefore, the sensitivity ratio is only a general indicator of the potential effects of interest rate changes on net interest income. We monitor our asset and liability mix in an effort to ensure that the effects of interest rate movements in either direction are not significant over time.

Interest Rate Sensitivity                              December 31, 2006
                                               Expected Maturity/Repricing Dates
                                                     (Dollars in Thousands)
                                                                                     2012               Fair
                                        2007     2008     2009     2010     2011   & Beyond   Total     Value
Rate-sensitive Assets:  *
Short-term Investments               $    415  $        $        $        $        $        $    415  $    415
   Average interest rate                5.34%                                                  5.34%

Securities available for sale           1,389   15,444    6,250    2,960    1,993    5,287    33,323    33,323
   Average interest rate                5.13%    4.47%    5.18%    4.86%    6.66%    6.87%     5.18%

Securities held to maturity**          11,010    9,999   34,335   30,260   13,393    3,236   102,233   100,283
   Average interest rate                3.76%    3.17%    4.03%    4.33%    4.60%    5.79%     4.14%

Federal Home Loan Bank stock            1,967                                                  1,967     1,967
   Average interest rate                5.90%                                                  5.90%

Fixed-rate loans                       24,719   13,892    9,816    7,083    4,001   12,535    72,046    70,962
   Average interest rate                7.83%    7.35%    7.37%    7.36%    7.35%    6.73%     7.41%

Variable-rate loans                    48,378    1,639    2,740      336       67      330    53,490    52,155
   Average interest rate                8.56%    5.15%    5.50%    6.57%    7.11%    6.36%     8.27%

Total Rate-sensitive Assets          $ 87,878  $40,974  $53,141  $40,639  $19,454  $21,388  $263,474  $259,105
   Average interest rate                7.62%    5.16%    4.86%    4.92%    5.39%    6.62%     6.02%

Rate-sensitive Liabilities:
Time deposits                        $ 83,092  $ 7,337  $   596  $   281  $   377  $    20  $ 91,703  $ 91,881
   Average interest rate                4.47%    4.38%    3.93%    4.41%    5.01%    4.75%     4.46%

Other interest-bearing deposits ***    24,377   23,172   23,172    7,724    7,724   15,449   101,618   101,618
   Average interest rate                4.00%    0.90%    0.90%    0.90%    0.90%    0.90%     1.64%

Short-term borrowings                  15,000                                                 15,000
   Average interest rate                3.43%                                                  3.43%

Long-term borrowings                      114    5,115   10,000                               15,229
   Average interest rate                5.19%    2.91%    3.85%                                3.54%

Total Rate-sensitive Liabilities     $122,583  $35,624  $33,768  $ 8,005  $ 8,101  $15,469  $223,550  $193,499
   Average interest rate                4.25%    1.91%    1.83%    1.02%    1.09%    0.90%     3.05%


GAP                                  $(34,705) $ 5,350  $19,373  $32,634  $11,353  $ 5,919  $ 39,924
Sensitivity Ratio                         72%      81%      95%     111%     116%     118%

  * All rates are tax-equivalent rates
 ** Repricing date is first call date
*** Interest-bearing deposits with no maturity are distributed over the average estimated life of the accounts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is filed herewith.

TJS
Thigpen, Jones, Seaton & Co., P.C.

CERTIFIED PUBLIC ACCOUNTANTS                      Frank W. Seaton, Jr., CPA
BUSINESS CONSULTANTS                              Tracy G. Smith, CPA
1004 Hillcrest Parkway   P.O. Box 400             Grayson Dent, CPA
Dublin, Georgia 31040-0400                        Robyn T. Tanner, CPA
Tel 478-272-2030   Fax 478-272-3318               Rhonda M. Norris, CPA
E-mail tjs@tjscpa.com                             Spencer L. Tydings, CPA
                                                  Becky G. Hines, CPA
                                                  Donna H. Lumley, CPA
                                                  Lori Y. Norton, CPA
                                                  Cristi H. Jones, CPA
                                                  Matthew C. Jones, CPA
                                                  Robert E. Thigpen, Jr., CPA

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders of Southwest
Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/Thigpen, Jones, Seaton & Co., PC
Dublin, Georgia
February 28, 2007

                                     -39-

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                          December 31, 2006 and 2005
                                                        2006           2005
ASSETS
Cash and due from banks                             $ 11,969,567   $ 11,699,277
Interest-bearing deposits with banks                      83,210     10,156,067
Federal funds sold                                       332,000      3,550,000
Investment securities available for sale,
 at fair value                                        33,322,855     48,042,924
Securities to be held to maturity (fair value
 approximates $100,283,068 and $104,601,359)         102,232,804    106,778,632
Federal Home Loan Bank stock, at cost                  1,966,900      2,205,200
Loans, net of allowance for loan losses of
 $2,417,140 and $2,453,689                           123,074,652    102,180,715
Premises and equipment, net                            6,578,997      6,840,298
Foreclosed assets, net                                         0              0
Intangible assets                                      1,750,511      3,004,693
Other assets                                           7,204,926      6,815,899
Total assets                                        $288,516,422   $301,273,705

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
 NOW accounts                                       $ 55,013,082   $ 51,604,863
 Money market                                         24,376,607     17,079,484
 Savings                                              22,228,442     25,481,261
 Certificates of deposit $100,000 and over            25,725,026     23,691,032
 Other time accounts                                  65,977,976     67,077,882

Total interest-bearing deposits                      193,321,133    184,934,522
Noninterest-bearing deposits                          33,387,979     36,909,869

Total deposits                                       226,709,112    221,844,391

Other short-term borrowed funds                       15,000,000      5,000,000
Long-term debt                                        15,228,571     30,342,857
Other liabilities                                      3,621,820      4,233,637
Total liabilities                                    260,559,503    261,420,885

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
 authorized, 4,288,555 shares issued                   4,288,555      4,266,680
Additional paid-in capital                            31,644,063     31,265,216
Retained earnings                                     16,763,299     15,258,388
Accumulated other comprehensive income                  (482,588)    (1,223,252)
Treasury stock, at cost 1,648,912 shares
 for 2006 and 1,008,912 for 2005                     (24,256,410)    (9,714,212)
Total stockholders' equity                            27,956,919     39,852,820
Total liabilities and stockholders' equity          $288,516,422   $301,273,705

         See accompanying notes to consolidated financial statements.
                                     -40-

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
             for the years ended December 31, 2006, 2005, and 2004
                                              2006         2005         2004
Interest income:
 Interest and fees on loans               $ 9,343,246  $ 7,718,967  $ 7,002,096
 Interest on debt securities:
  Taxable                                   5,352,040    5,974,676    5,787,799
  Tax-exempt                                  837,648      842,897      866,139
 Dividends                                    123,520       90,120       49,915
 Interest on deposits in banks                201,951      181,515       80,646
 Interest on other short-term investments     171,065       10,274       35,044
Total interest income                      16,029,470   14,818,449   13,821,639
Interest expense:
 Deposits                                   5,177,729    3,393,485    2,482,447
 Federal funds purchased                       25,982        9,372        6,778
 Other short-term borrowings                  303,925       71,000      136,168
 Long-term debt                               872,229    1,101,787      775,751
Total interest expense                      6,379,865    4,575,644    3,401,144
Net interest income                         9,649,605   10,242,805   10,420,495
Provision for loan losses                           0       80,000       92,344
Net interest income after provision
 for loan losses                            9,649,605   10,162,805   10,328,151
Noninterest income:
 Service charges on deposit accounts        1,716,296    1,553,199    1,553,486
 Income from trust services                   295,133      305,483      309,741
 Income from security sales                   295,859      264,761      245,420
 Income from insurance services             1,166,966    1,113,299    1,102,148
 Income from mortgage banking services      3,978,271    4,416,543    3,611,755
 Net gain (loss) on disposition of assets      15,047        7,595     (279,749)
 Net gain (loss) on sale of securities       (564,455)           0        2,914
 Other income                                 207,179      203,770      208,268
Total noninterest income                    7,110,296    7,864,650    6,753,983
Noninterest expense:
 Salaries and employee benefits             7,276,174    7,324,312    6,667,567
 Occupancy expense                            834,863      810,407      735,174
 Equipment expense                            631,586      656,071      660,310
 Data processing expense                      693,683      724,846      765,448
 Amortization of intangible assets            917,054      490,884      502,060
 Other operating expenses                   2,632,006    2,375,725    2,742,030
Total noninterest expenses                 12,985,366   12,382,245   12,072,589
Income before income taxes                  3,774,535    5,645,210    5,009,545
Provision for income taxes                    734,375    1,316,680    1,144,327
Net income                                $ 3,040,160  $ 4,328,530  $ 3,865,218

Basic earnings per share:
Net income                                $      0.97  $      1.32  $      1.19
Weighted average shares outstanding         3,134,741    3,267,169    3,258,124

Diluted earnings per share:
Net income                                $      0.96  $      1.31  $      1.18
Weighted average shares outstanding         3,153,449    3,293,534    3,281,117

         See accompanying notes to consolidated financial statements.

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
             for the years ended December 31, 2006, 2005, and 2004
                                              2006         2005         2004
Net income                                $ 3,040,160  $ 4,328,530  $ 3,865,218

Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
  available for sale                          430,121   (1,231,427)    (297,064)
 Unrealized gain(loss) on pension
  plan benefits                                     0     (673,062)    (744,667)
 Federal income tax expense(benefit)         (146,241)    (647,526)    (354,576)
  Other comprehensive income (loss),
   net of tax                                 283,880   (1,256,963)    (687,155)
Total comprehensive income                $ 3,324,040  $ 3,071,567  $ 3,178,063

         See accompanying notes to consolidated financial statements.

                                     -42-

                                  SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                           for the years ended December 31, 2006, 2005, and 2004
                                                                      Accumulated
                                                                         Other                      Total
                                  Common    Additional     Retained  Comprehensive   Treasury    Stockholders'
                                  Stock   paid-in capital  Earnings     Income         Stock        Equity
Balance at Dec. 31, 2003       $3,302,750  $ 7,172,051  $29,554,946  $  720,866   $ (7,762,507)  $32,988,106
Comprehensive income:
Net Income                              -            -    3,865,218           -              -     3,865,218
Changes in net gain(loss) on
 securities available for sale          -            -            -    (195,675)             -      (195,675)
Changes in net gain(loss) on
 pension plan benefits                  -            -            -    (491,480)             -      (491,480)
Total comprehensive income              -            -            -           -              -     3,178,063
Common stock issued
 for acquisitions                 240,000    5,280,000            -           -              -     5,520,000
Common stock acquired
 through purchase program               -            -            -           -     (1,396,635)   (1,396,635)
Cash dividend declared
 $.46 per share                         -            -   (1,499,194)          -              -    (1,499,194)
Stock dividend declared           709,320   18,584,184  (19,293,504)          -              -             -
Exercise of stock options          10,450      151,487            -           -              -       161,937
Balance at Dec. 31, 2004        4,262,520   31,187,722   12,627,466      33,711     (9,159,142)   38,952,277
Comprehensive income:
Net Income                              -            -    4,328,530           -              -     4,328,530
Changes in net gain(loss) on
 securities available for sale          -            -            -    (812,742)             -      (812,742)
Changes in net gain(loss) on
 pension plan benefits                  -            -            -    (444,221)             -      (444,221)
Total comprehensive income              -            -            -           -              -     3,071,567
Common stock acquired
 through purchase program               -            -            -           -       (555,070)     (555,070)

Cash dividend declared
 $.52 per share                         -            -   (1,697,608)          -              -    (1,697,608)
Exercise and issuance of
 stock options                      4,160       77,494            -           -              -        81,654
Balance at Dec. 31, 2005        4,266,680   31,265,216   15,258,388  (1,223,252)    (9,714,212)   39,852,820
Net Income                              -            -    3,040,160           -              -     3,040,160
Changes in net gain(loss) on
 securities available for sale          -            -            -     283,880              -       283,880
Total comprehensive income              -            -            -           -              -     3,324,040
Adjustment to initially apply
 FASB statement No. 158,
 net of tax                             -            -            -     456,784              -       456,784
Common stock acquired
 through purchase program               -            -            -           -    (14,542,198)  (14,542,198)
Cash dividend declared
 $.52 per share                         -            -   (1,535,249)          -              -    (1,535,249)
Exercise and issuance of
 stock options                     21,875      378,847            -           -              -       400,722
Balance at Dec. 31, 2006       $4,288,555  $31,644,063  $16,763,299  $ (482,588)  $(24,256,410)  $27,956,919

                                                   -43-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 2006, 2005, and 2004
                                                  2006         2005         2004
Cash flows from operating activities:
Net income                                    $ 3,040,160  $ 4,328,530  $ 3,865,218
Adjustments to reconcile net income to
 net cash provided (used) by operating
 activities:
 Provision for loan losses                              0       80,000       92,344
 Depreciation                                     758,970      749,278      699,991
 Net amortization and (accretion) of
  investment securities                            (3,476)      14,371       25,392
 Amortization of intangibles                      917,054      490,884      502,060
 Net loss (gain) on sale and disposal
  of assets                                       559,078       (7,595)     276,835
 Funds held related to mortgage
  banking activities                              100,226   (2,125,225)     173,970
 Changes in:
  Other assets                                   (598,530)    (669,669)       6,795
  Other liabilities                               123,341      146,136        6,285
Net cash provided by operating activities       4,896,823    3,006,710    5,648,890

Cash flows from investing activities:
 Proceeds from maturities of securities
  held to maturity                              6,540,000   11,585,000   33,610,105
 Proceeds from maturities of securities
  available for sale                            1,396,284    5,620,945   16,064,048
 Proceeds from sale of securities
  available for sale                           13,435,545            0        5,157
 Purchase of securities held to maturity       (2,000,000)  (2,325,000) (61,582,931)
 Purchase of securities available for sale              0     (255,400)  (1,631,201)
 Net change in other short-term investments     3,218,000   (3,550,000)           0
 Net change in loans                          (20,893,937)  (5,092,257)   7,303,474
 Purchase of premises and equipment              (498,343)    (762,141)  (1,531,592)

 Proceeds from sales of other assets               29,351      283,186    1,421,681
 Net change in interest-bearing deposits
  with banks                                   10,072,857   (4,189,376)  (5,922,749)
 Purchase of bank-owned life insurance                  0            0            0
 Payment for business acquisition                       0            0     (847,636)
Net cash provided (used) for investing
    activities                                 11,299,757    1,314,957  (13,111,644)

Cash flows from financing activities:
 Net change in deposits                         4,864,721     (643,711)    (222,165)
 Net change in federal funds purchased                  0            0   (2,000,000)
 Payment of short-term debt and short-term
  portion of long-term debt                    (5,000,000)  (8,000,000) (10,000,000)
 Proceeds from issuance of short-term debt              0            0    5,000,000
 Payment of long-term debt                       (114,286)    (174,286)    (174,286)
 Proceeds from issuance of long-term debt               0    5,000,000   20,000,000
 Cash dividends declared                       (1,535,249)  (1,697,608)  (1,499,194)
 Proceeds from the exercise of stock options      400,722       81,654      161,937
 Payment for common treasury stock            (14,542,198)    (555,070)  (1,396,635)
Net cash provided (used) for
  financing activities                        (15,926,290)  (5,989,021)   9,869,657
Increase (decrease) in cash and due from bank     270,290   (1,667,354)   2,406,903
Cash and due from banks - beginning of year    11,699,277   13,366,631   10,959,728
Cash and due from banks - end of year         $11,969,567  $11,699,277  $13,366,631

Cash paid during the year for:
 Income taxes                                 $ 1,265,000  $ 1,637,554  $ 1,380,000
 Interest paid                                $ 6,238,088  $ 4,501,839  $ 3,206,264

         See accompanying notes to consolidated financial statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS, continued
                                                  2006         2005         2004
NONCASH ITEMS:
 Increase in foreclosed properties
  and decrease in loans                       $         0  $   239,434  $   237,345
 Unrealized gain(loss) on securities AFS      $   283,880  $  (812,742) $  (195,675)
 Unrealized gain(loss) on pension
  plan benefits                               $   456,784  $  (444,221) $  (491,480)


NONCASH INVESTING & FINANCING ACTIVITY:

Fair value of assets acquired and
 liabilities assumed in acquisition of
 First Bank Holding Company and Sylvester
 Banking Company:


 Federal Funds                                $            $            $ 6,509,000
 Securities                                                              26,934,422
 Loans, net                                                              10,263,650
 Bank premises & equipment                                                  588,372

 Core deposit intangibles                                                 1,670,415
 Other assets                                                               334,677
 Deposits                                                               (39,834,516)
 Other liabilities                                                          (98,384)
Net fair value of non-cash assets
 & liabilities                                                            6,367,636
 Common stock issued for acquisition                                     (5,520,000)
 Cash acquired from acquisition                                           3,352,364
Cash paid for acquisition                     $            $            $ 4,200,000

         See accompanying notes to consolidated financial statements.

                                     -45-

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

Cash and Due from Banks Balances and Cash Flows
For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include cash on hand, cash items in process of collection and deposit amounts due from banks. Cash flows from loans, federal funds sold, and interest bearing deposits with banks are reported separately and net. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured deposits aggregate to $5,537,000 at December 31, 2006.

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

Long-Lived Assets
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been calculated primarily using the straight-line method for buildings and building improvements over the assets estimated useful lives. Equipment and furniture are depreciated using the modified accelerated recovery system method over the assets estimated useful lives for financial reporting and income tax purposes for assets purchased on or before December 31, 2003. For assets acquired since 2003, the Corporation used the straight-line method of depreciation. The following estimated useful lives are used for financial statement purposes:

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

Recent Accounting Pronouncements
On December 31, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 158, Employer's Accounting for Deferred Benefit Pension and Other Postretirement Plans. The adoption date requirement for this standard was for fiscal year ending after December 15, 2006. This standard requires an employer to recognize in its statement of financial position an asset for a pension retirement plan's overfunded status or a liability for an underfunded status. The Corporation's funded status of pension retirement plan is the difference between the fair value of the plan assets and the projected benefit obligation on December 31, 2006.

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

Advertising Costs
It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2006, 2005, and 2004 were $191,625, $176,341, and $214,547, respectively.

2.  INVESTMENT SECURITIES
Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:
                                  Amortized  Unrealized  Unrealized   Estimated
                                     Cost       Gains      Losses     Fair Value
December 31, 2006

Equity securities               $  1,024,265  $ 34,612  $        0  $  1,058,877
State and municipal securities    12,915,079   466,207           0    13,381,286
U.S. Government Agency
 Securities                       18,986,568         0     513,443    18,473,125
Mortgage backed securities           402,506     7,171         110       409,567

       Total                    $ 33,328,418  $507,990  $  513,553  $ 33,322,855

December 31, 2005

Equity securities               $  1,026,265  $ 17,115  $        0  $  1,043,380
State and municipal securities    12,912,004   588,100         443    13,499,661
U.S. Government Agency
 Securities                       33,979,773     3,513   1,058,599    32,924,687
Mortgage backed securities           561,055    14,358         217       575,196

       Total                    $ 48,479,097  $623,086  $1,059,259  $ 48,042,924

Securities Held to Maturity:
                                  Amortized  Unrealized  Unrealized   Estimated
                                     Cost       Gains      Losses     Fair Value
December 31, 2006

U.S. Government Agency
 Securities                     $ 96,996,715  $ 14,659  $1,985,807  $ 95,025,567
State and Municipal Securities     5,236,089    45,072      23,660     5,257,501

       Total                    $102,232,804  $ 59,731  $2,009,467  $100,283,068


December 31, 2005

U.S. Government Agency
 Securities                     $100,001,718  $ 70,588  $2,273,111  $ 97,799,195
State and Municipal Securities     6,776,914    93,663      68,413     6,802,164

       Total                    $106,778,632  $164,251  $2,341,524  $104,601,359

At December 31, 2006 and 2005, securities with a carrying value of $37,312,000 and $25,699,000, respectively were pledged as collateral for public deposits and other purposes as required by law. Also, securities with a carrying value of $30,343,000 and $35,437,000 were pledged to secure Federal Home Loan Bank advances at December 31, 2006 and 2005, respectively. The Federal Home Loan Bank requires the Bank to hold a minimum investment of stock, based on the level of activity. As of December 31, 2006 this stock investment was $1,966,900.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10 % of the Corporation's stockholders' equity at December 31, 2006.

The amortized cost and estimated fair value of securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                      Amortized      Estimated
Available for Sale:                      Cost         Fair Value
Amounts maturing in:
 One year or less                  $  1,389,378   $  1,389,607
 After one through five years        21,176,620     20,749,471
 After five through ten years         9,335,649      9,715,333
 After ten years                              0              0
Total debt securities              $ 31,901,647   $ 31,854,411

Mortgage-backed securities              402,506        409,567
Equity securities                     1,024,265      1,058,877

Total AFS securities               $ 33,328,418   $ 33,322,855

                                     Amortized      Estimated
Held to Maturity:                       Cost        Fair Value
Amounts maturing in:
 One year or less                  $  9,010,352   $  8,939,262
 After one through five years        87,986,363     86,086,305
 After five through ten years         4,911,089      4,937,197
 After ten years                        325,000        320,304

Total HTM securities               $102,232,804   $100,283,068

For the years ended December 31, 2006, 2005, and 2004, proceeds from sales of securities available for sale amounted to $13,435,545, $0, and $5,157, respectively. Gross realized gains (losses) amounted to $(564,455), $0, and $2,914 respectively. The loss during 2006 was due to liquidating securities to fund a tender stock offer.




Information pertaining to securities with gross unrealized losses at December 31, 2006 and 2005, aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2006                Less Than Twelve Months     Over Twelve Months
                                    Gross                    Gross
                                  Unrealized      Fair     Unrealized     Fair
                                    Losses       Value       Losses      Value
Securities Available for Sale
Debt securities:
U.S. Government and federal agency $  1,253  $   998,125  $  512,190  $17,475,000
State and municipal securities            0            0           0            0
Mortgage-backed securities                0            0         110      103,287
Total debt securities                 1,253      998,125     512,300   17,578,287
Equity securities                         0            0           0            0
Total securities available
 for sale                          $  1,253  $   998,125  $  512,300  $17,578,287

Securities Held to Maturity
U.S. Government and federal agency $    440  $ 1,999,560  $1,985,367  $91,000,996
State and municipal securities            0            0      23,660    2,352,343
Total securities held to maturity  $    440  $ 1,999,560  $2,009,027  $93,353,339

December 31, 2005                Less Than Twelve Months     Over Twelve Months
                                    Gross                    Gross
                                  Unrealized      Fair     Unrealized     Fair
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

At December 31, 2006, the debt securities with unrealized losses have depreciated 2.2% from the Corporation's amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuers financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES
The composition of the Corporation's loan portfolio at December 31, 2006, 2005, and 2004 was as follows:

                                           2006          2005         2004
Commercial, financial and
 agricultural loans                   $ 20,937,732  $ 12,369,529  $ 7,394,753
Real estate:
 Construction loans                     13,238,346    10,669,442    3,793,313
 Commercial mortgage loans              45,506,441    33,869,136   40,385,724
 Residential loans                      31,942,371    33,773,198   33,967,916
 Agricultural loans                      5,576,468     5,850,641    5,620,766
Deposit account overdrafts                  99,516        99,295      115,963
Consumer loans                           8,234,881     8,044,000    8,678,825
Loans Outstanding                      125,535,755   104,675,241   99,957,260

Unearned discount                          (43,963)      (40,837)     (42,531)
Allowance for loan losses               (2,417,140)   (2,453,689)  (2,506,837)
Net loans                             $123,074,652  $102,180,715  $97,407,892

The Corporation's only significant concentration of credit at December 31, 2006, occurs in real estate loans which totaled approximately $96 million. However, this amount is not concentrated in any specific segment within the market or geographic area.

At December 31, 2006 and 2005, impaired loans amounted to $77,045 and $173,995 respectively. Included in the allowance for loan losses is $17,767 related to impaired loans at December 31, 2006, and $26,099 related to impaired loans at December 31, 2005. The amounts in the allowance for loan losses for impaired loans were primarily determined using the fair value of the loans' collateral.

For the years ended December 31, 2006, 2005, and 2004, the average recorded investment in impaired loans was $125,520, $191,722, and $328,212 respectively. Interest income was recognized for cash payments received on loans while they were impaired of $8,891 for 2006, $14,361 for 2005, and $9,268 for 2004.

Loans placed on nonaccrual status amounted to $2,347,347 and $103,092 at December 31, 2006 and 2005 respectively. Past due loans over ninety days and still accruing at December 31, 2006 and 2005 were $9,670 and $4,910 respectively. One large $2,250,000 loan is attributed to the increase of nonaccrual loans for 2006 and no loss is anticipated because of a sales contract that is currently in process which will either pay off or assume this loan.

Changes in the allowance for loan losses are as follows:

                                      2006          2005          2004
Balance, January 1                $ 2,453,689   $ 2,506,837   $ 2,337,811
 Provision charged to operations            0        80,000        92,344
 Loans charged off                    (59,505)     (226,641)     (280,509)
 Recoveries                            22,956        93,493       182,950
 Purchased reserve                          0             0       174,241
Balance, December 31              $ 2,417,140   $ 2,453,689   $ 2,506,837

4.  BANK PREMISES AND EQUIPMENT
The amounts reported as bank premises and equipment at December 31, 2006 and 2005 are as follows:

                                       2006            2005
Land                              $  1,177,059    $  1,177,059
Building                             7,872,203       7,768,440
Furniture and equipment              6,000,498       5,918,425
                                    15,049,760      14,863,924
Less accumulated depreciation       (8,470,763)     (8,023,626)

Total                             $  6,578,997    $  6,840,298

Depreciation of premises and equipment was $758,970; $749,278 and $699,991 in 2006, 2005, and 2004, respectively.

The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, summary of significant accounting policies. During 2004, the Corporation changed to straight line of depreciation for all furniture, fixtures, and equipment acquired during and subsequent to 2004. The Corporation believes the straight line method allows more consistent recovery over the estimated useful life of the asset. The Corporation plans to continue to depreciate furniture, fixtures, and equipment acquired prior to 2004 on the modified accelerated cost recovery system (MACRS). The effect of this change was to decrease pre-tax income and net income for 2006 by $500 (no change per share) and to increase pre-tax income and net income for 2005 by $66,000 ($.02 per share) and $44,000 ($.01 per share) and for 2004 by $39,000 ($.01 per share) and $26,000 (less than $.01 per share), respectively.

5.  INTANGIBLE ASSETS
The following table lists the Corporation's intangible assets at December 31, 2006 and 2005. Core deposit premiums have 7-8 years of remaining amortization, and customers' account base have 8-9 years remaining amortization while mortgage banking has approximately one year to amortize. The Corporation accelerated the amortization of the mortgage banking intangible asset by $429,000 due to numerous payoffs for serviced loans during 2006.

                                           2006           2005
Amortizing intangible assets
Core deposit premiums                  $ 1,300,012    $ 1,481,754

Customers' account base                    171,416        247,429
Mortgage banking                           279,083        985,815

Non-amortizing intangible assets
Pension plan                                     0        289,695

Total intangible assets                $ 1,750,511    $ 3,004,693

6.  DEPOSITS
At December 31, 2006, the scheduled maturities of certificates of deposit are as follows:

                              $ Amount
2006                        $ 83,018,432
2007                           7,410,760
2008                             595,585
2009                             280,835
2010 and thereafter              397,390

       Total                $ 91,703,002

7.  SHORT-TERM BORROWINGS
Federal funds purchased generally mature within one to four days. On December 31, 2006, the Corporation had no federal funds purchased. Other short-term borrowed funds consist of Federal Home Loan Bank advances of $15,000,000 with interest at 3.43 % as of December 31, 2006 and $5,000,000 million with interest at 2.43 % as of December 31, 2005.

Information concerning federal funds purchased and Federal Home Loan Bank short-term advances are summarized as follows:

                                             2006         2005          2004
Average balance during the year          $10,475,611   $3,124,427   $ 5,992,467
Average interest rate during the year          3.15%        2.57%         2.39%
Maximum month-end bal. during the year   $20,000,000   $5,000,000   $10,000,000

8.  LONG-TERM DEBT
Long-term debt at December 31, 2006 and 2005 consist of the following:

                                                           2006          2005
Advance from Federal Home Loan Bank with a 2.85%
 fixed rate of interest maturing March 11, 2013.
 (convertible to a variable rate at option of
 Federal Home Loan Bank on March 11, 2008).            $ 5,000,000   $ 5,000,000

Advance from Federal Home Loan Bank with a 4.00%
 fixed rate of interest maturing August 6, 2012,
 (convertible to a variable rate at option of
 Federal Home Loan Bank on August 6, 2007),
 (transferred to short-term borrowings)                          0     5,000,000

Advance from Federal Home Loan Bank with a 3.85%
 fixed rate of interest maturing April 30, 2014,
 (convertible to a variable rate at option of
 Federal Home Loan Bank on April 30, 2009).             10,000,000    10,000,000

Advance from Federal Home Loan Bank with a 3.08%
 fixed rate of interest maturing August 13, 2014,
 (convertible to a variable rate at option of
 Federal Home Loan Bank on August 13, 2007),
 (transferred to short-term borrowings)                          0     5,000,000

Advance from Federal Home Loan Bank with a 3.21%
 fixed rate of interest maturing June 29, 2015,
 (convertible to a variable rate at option of
 Federal Home Loan Bank on June 29, 2007),
 (transferred to short-term borrowings)                          0     5,000,000

Advance from Federal Home Loan Bank with a 5.21%
 fixed rate of interest due in annual installments
 maturing December 17, 2008.                               228,571       342,857

Total long-term debt                                   $15,228,571   $30,342,857

The advances from Federal Home Loan Bank are collateralized by the pledging of investment securities. At December 31, 2006 and 2005, securities with a carrying value of $30,343,000 and $35,437,000 respectively were pledged to secure these advances. There were no 1-4 family residential mortgages pledged to secure Federal Home Loan Bank advances. At December 31, 2006, the Corporation had approximately $16,000,000 of unused lines of credit with the Federal Home Loan Bank.

The following are maturities of long-term debt for the next five years. At December 31, 2006, there was no floating rate long-term debt; however, some of the advances have convertible call features.

                          Fixed Rate
Due in:                   $ Amount
2007                    $   114,286
2008                        114,285
2009                              0
2010                              0
2011                              0
Later Years              15,000,000

Total long-term debt    $15,228,571

9.  EMPLOYEE BENEFITS PLAN
Pension Plan
The Corporation has a noncontributory defined benefit pension plan which covers most all employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2006, 2005, and 2004 is presented below.

                                     -54-

                                               2006         2005         2004
   Change in Benefit Obligation
Benefit obligation at beginning of year    $11,894,280  $11,053,754  $ 7,796,750
 Service cost                                  499,562      405,783      336,006
 Interest cost                                 734,225      688,756      505,043
 Acquisition                                         0            0    2,637,735
 Amendments                                 (1,452,854)           0            0
 Actuarial (gain)loss                          186,983      309,158      199,608
 Benefits paid                                (678,512)    (563,171)    (421,388)
Benefit obligation at end of year          $11,183,684  $11,894,280  $11,053,754

   Change in Plan Assets
Fair value of plan assets at
 beginning of year                         $ 9,450,986  $ 9,233,482  $ 6,706,808
 Actual return on plan assets                  675,672      286,943      366,107
 Acquisition                                         0            0    2,215,189
 Employer contribution                       1,009,906      493,732      366,766
 Benefits paid                                (678,512)    (563,171)    (421,388)
Fair value of plan assets at end of year   $10,458,052  $ 9,450,986  $ 9,233,482

                                               2006         2005         2004
   Funded Status
Prepaid (accrued) benefit cost             $  (725,632) $(2,443,294) $(1,820,272)
Unrecognized net actuarial (gain)/loss       1,380,424    2,686,806    1,889,582
Unrecognized prior service cost                      0      289,695      422,546
Prepaid pension cost recognized                654,792  $   533,207  $   491,856

Accumulated benefit obligation             $11,183,684  $10,625,203  $ 9,908,839

Amount recognized in consolidated
 balance sheet consist of:
Prepaid benefit cost                       $   654,792  $   533,207
Accrued benefit liability                     (725,632)  (1,707,424)
Intangible asset                                     0      289,695
Accumulated other comprehensive income         725,632    1,417,729
Net amount recognized                      $   654,792  $   533,207

On December 31, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 158, Employer's Accounting for Deferred Benefit Pension and Other Postretirement Plans. The adoption date requirement for this standard was for fiscal year ending after December 15, 2006. This standard requires an employer to recognize in its statement of financial position an asset for a pension retirement plan's overfunded status or a liability for an underfunded status. The Corporation's funded status of pension retirement plan is the difference between the fair value of the plan assets and the projected benefit obligation on December 31, 2006. During the fourth quarter of 2006, the Corporation froze its pension retirement plan due to deterioration of its funding status and the increasing costs to keep it funded. In December, the Corporation accrued $174,308 additional contributions to the Plan in order to make the required minimum contribution for 2006 of $1,184,214. According to SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for

Termination Benefits, there is no gain to be recognized in 2006 due to freezing the plan. The table below show the effects of before and after the curtailment of the pension plan.

SFAS No. 88 as of December 31, 2006
                                        Before      Effect of       After
                                      Curtailment  Curtailment   Curtailment
Projected Benefit Obligation          $12,636,538  $(1,452,854)  $11,183,684
Market Value of Assets                 10,458,052            0    10,458,052
Funded Status                         $(2,178,486) $ 1,452,854   $  (725,632)
Unrecognized Net Prior Service Cost       259,360     (259,360)            0
Unrecognized  Net (Gain) or Loss        2,833,278   (1,452,854)    1,380,424
Prepaid/(Accrued) Pension Cost        $   914,152  $  (259,360)  $   654,792

In 2006, the Corporation recorded the combined non-cash adjustments for changes before and after the curtailment to the equity through accumulated other comprehensive income of ($692,097) or ($456,784) on a pre-tax basis, accrued pension liability of ($981,792), and intangible assets of ($289,695). The initial year of adoption required the adjustments to only be made to accumulated comprehensive income in equity.

In years prior to 2006, SFAS No. 87, Employees Accounting for Pension, requires the recognition of a minimum pension liability for the defined benefit pension plans whose accumulated benefit obligations exceed the fair value of the plan assets at the end of the year. In 2005, the Corporation recorded a non-cash adjustment to the equity through accumulated other comprehensive income of $444,221 ($673,062 on a pretax basis), accrued pension liability of $540,211 and intangible assets of ($132,851). In 2004, the Corporation's financial statements were restated to reflect the minimum pension benefit liability of defined benefit pension plan. We recorded a non-cash adjustment to equity through other comprehensive income of $491,480 ($744,667 on a pretax basis), accrued pension benefit liability of $1,167,218, and intangible assets of $422,546.

At December 31, 2006, the plan assets included cash and cash equivalents, U.S. Treasury bonds and notes, other government agency securities, and equity securities. The pension plan for Sylvester Banking Company was merged with the Corporation's plan as of December 31, 2004. The Corporation made contributions of $117,673 in 2004 to the Sylvester's plan and $79,745 in benefits were paid to participants prior to the merger of the plans.

Assumptions used to determine the benefit obligation as of December 31, 2006, 2005, and 2004, respectively were:

                                                   2006       2005
Weighted-Average Assumptions As of December 31

Discount rate                                       6.25%      6.50%
Rate of compensation increase                       5.00%      5.00%

Components of  Net Periodic Benefit Cost           2006       2005       2004
Service cost                                     $499,562   $405,783   $336,006
Interest cost                                     734,225    688,756    505,043
Expected return on plan assets                   (792,327)  (739,352)  (538,713)
Amortization                                      187,501     97,194     96,147
     Net periodic benefit cost                   $628,961   $452,381   $398,483

For the years ended December 31, 2006, 2005, and 2004, the assumptions used to determine net periodic pension costs are as follows:

                                       2006          2005          2004
Discount rate                          6.50%         6.50%         6.75%
Expected return on plan assets         8.00%         8.00%         8.00%
Rate of compensation increase          5.00%         5.00%         5.00%

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

                                     -56-

                                                  2006         2005
Planned Asset Allocation as of December 31
Equity                                              25%         25%
Fixed income                                        70%         71%
Cash & cash equivalents                              5%          4%
Total                                              100%        100%

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

Estimated Contributions
The employer expects to contribute $615,000 to this pension plan in 2007.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2007                  $   700,000
2008                      750,000
2009                      800,000
2010                      850,000
2011                      850,000
Years 2012 - 2016     $ 5,300,000

Southwest Georgia Bank 401(K) Plan
In place of the Corporation's frozen defined pension retirement plan, the Corporation is offering the employees a 401(K) Plan effective January 1, 2007. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a "safe-harbor" plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants deferred into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary.

Employee Stock Ownership Plan
The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (ESOP) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The contributions were $0 in 2006, $538,675 in 2005, and $474,278 in 2004. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2006, the ESOP holds 327,478 shares of the Corporation's outstanding shares of common stock. All 316,895 released shares are allocated to the participants. The 10,583 unreleased shares are pledged as collateral for a $200,000 long-term debt incurred from repurchasing participants shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation's outstanding shares and earnings per share computation.

Directors Deferred Compensation Plan
The Corporation has a voluntary deferred compensation plan for the Board of Directors administered by an insurance company. The plan stipulates that if a director participates in the Plan for four years, the Corporation will pay the Director future monthly income for ten years beginning at normal retirement age, and the Corporation will make specified monthly payments to the Director's beneficiaries in the event of his or her death prior to the completion of such payments. The plan is funded by life insurance policies with the Corporation as the named beneficiary. This plan is closed to new director enrollment and participation.

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

Directors and Executive Officers Stock Purchase Plan
The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $500 monthly of salary or directors' fees and receive corporate common stock with an aggregate value of
1.5 times their contribution. The expense incurred during 2006, 2005, and 2004 on the part of the Corporation totaled $62,100, $64,550, and 58,550, respectively.

Stock Option Plan
Effective March 19, 1997, the Corporation established a Key Individual Stock Option Plan ("Plan") which provides for the issuance of options to key employees and directors of the Corporation. In April 1997, the Plan was approved by the Corporation's shareholders, and it will be effective for ten years. A maximum of 196,680 shares of common stock have been authorized for issuance with respect to options granted under the Plan. The Plan provides for the grant of incentive stock options and nonqualified stock options to key employees of the Corporation. The Plan is administered by the Personnel Committee of the Board of Directors.

In 2006, 4,500 incentive stock options (ISO) were granted to the Corporation's key employees and/or directors. In 2005, the Corporation granted 1,500 stock options and no stock options were granted in 2003. Under the Plan, the exercise price of each option equals the market price of the Corporation's stock on the grant date for a term of ten years. All of these stock options are fully vested. The fair value of each stock option grant is estimated on the grant date using an option-pricing model using weighted-average assumptions.

The following table sets forth the number of stock options granted, the average fair value of options granted, and the weighted-average assumptions used to determine the fair value of the stock options granted.

                                                    2006       2005       2004
Number of stock options granted                      4,500      1,500     13,900
Average fair value of stock options granted       $   3.90   $   4.11   $   3.14
Number of option shares exercisable                108,605    131,480    138,640
Average price of stock options exercisable        $  17.66   $  17.67   $  17.76
Weighted-average assumptions:
Dividend yield                                        2.6%       2.4%       2.2%
Risk-free interest rate                               4.8%       3.9%       1.3%
Volatility rate                                      20.0%      20.0%      21.2%
Expected life                                      5 years    5 years    5 years

A summary of the status of the Corporation's Plan as of December 31, 2006, 2005 and 2004, and the changes in stock options during the years are presented below:

                                               No. of Shares      Average Price
Outstanding at December 31, 2003                  135,960            $ 17.20
Granted                                            13,900              20.56
Expired                                                 0                  0
Exercised                                         (11,220)             14.43
Outstanding at December 31, 2004                  138,640              17.76
Granted                                             1,500              22.05
Expired                                            (3,000)             21.08
Exercised                                          (4,160)             18.19
Outstanding at December 31, 2005                  132,980              17.72
Granted                                             4,500              19.84
Expired                                            (2,500)             22.17
Exercised                                         (21,875)             17.52
Outstanding at December 31, 2006                  113,105            $ 17.74

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2006.

          Outstanding Stock Options                 Exercisable Stock Options

                             Weighted-
                              Average     Weighted                  Weighted
                 Number      Remaining    Average        Number     Average
 Exercise     Outstanding   Contractual   Exercise    Exercisable   Exercise
Price Range   At 12/31/06      Life         Price     At 12/31/06     Price
$11 to $12       4,620       4.5 Years     $ 11.63        4,620     $ 11.63
$12 to $13       6,600       3.8 Years       12.21        6,600       12.21
$13 to $14      17,160       3.4 Years       13.09       17,160       13.09
$19 to $20      81,425       2.8 Years       19.62       76,925       19.61
$21 to $23       3,300       8.5 Years       21.52        3,300       21.52

$11 to $23     113,105                     $ 17.74      108,605     $ 17.85

As of July 1, 2005, the Corporation adopted SFAS No. 123R which requires recording stock option awards as compensation cost based on the fair value of the stock options over the vesting period. In 2005, the year of adopting the new standard, the Corporation had no effect from the change on income before taxes, net income, cash flow from operations, and basic and diluted earnings per share. The Corporation granted 4,500 ISO's at a fully vested fair value of $17,570 during 2006 and granted 1,500 ISO's fully vested at a fair value of $6,165 to employees in December 2005. The fair value of these ISO's which are classified as equity are required to be recorded in the financial statements as compensation cost.

Had compensation cost for the Corporation's stock option plan been determined based on the fair value at the grant dates for awards under the plan consistent with the method prescribed by SFAS No. 123, the Corporation's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                                    Years Ended December 31,
                                                    2006      2005      2004
                                             (In thousands, except per share data)
Net income, as reported                           $ 3,040   $ 4,329   $ 3,865
Add:  Stock-based employee compensation
      cost included in reported income, net
      of related tax effects                           17         6         0
Deduct:  Stock based employee compensation
      (cost) income determined under fair
      value based method, net of tax effects          (17)       (6)       (3)

Pro forma net income                              $ 3,040   $ 4,329   $ 3,862

Basic earnings per share - As reported            $   .97   $  1.32   $  1.19
                         - Pro forma                  .97      1.32      1.18

Diluted earnings per share - As reported              .96      1.31      1.18
                           - Pro forma                .96      1.31      1.18

The pro forma disclosures include the effects of all awards granted from January 1, 1995 through December 31, 2006.

Dividend Reinvestment and Share Purchase Plan
In 1997, the Corporation's Board of Directors approved a dividend reinvestment and share purchase plan. Also, the Board amended this plan on September 16, 1998. The purpose of the plan is to provide shareholders of record of the Corporation's common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant's price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the American Stock Exchange on the dividend payable date or other purchase date. During the years ended December 31, 2006, 2005, and 2004, 11,782, 12,747, and
10,079; shares were issued through the plan at an average of $21.89, $22.84, and $24.05, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

10.  INCOME TAXES
Components of income tax expense for 2005, 2004, and 2003 are as follows:

                                    2006          2005          2004
Current payable                 $ 1,051,925   $ 1,716,781   $ 1,054,812
Deferred taxes (benefit)           (317,550)     (400,101)       89,515

Total income taxes              $   734,375   $ 1,316,680   $ 1,144,327

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

                                 2006               2005               2004
                           Amount       %     Amount       %     Amount       %
Taxes at statutory
 income tax rate         $1,283,342   34.0  $1,919,371   34.0  $1,703,245   34.0
Reductions in taxes
 resulting from
 exempt income             (254,729)  (6.7)   (250,890)  (4.5)   (266,191)  (5.3)
Other timing differences   (294,238)  (7.8)   (351,801)  (6.2)   (292,727)  (5.9)

  Total income taxes     $  734,375   19.5  $1,316,680   23.3  $1,144,327   22.8

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2006, 2005, and 2004 are summarized as follows:

                                                2006         2005        2004
Accretion of discount (net of maturities)   $    8,200    $  13,700    $ 25,200
Nonqualified retirement plan
 contribution / payments                        (7,500)       9,300      (8,800)
Gain on disposition of discounted bonds        (16,900)     (34,600)    (61,900)
Bad debt expense in excess of tax             (198,840)    (275,200)          0
Deferred compensation                          (68,000)     (67,900)          0
Book and tax depreciation difference           (34,510)     (45,401)    135,015

     Total deferred taxes                   $ (317,550)   $ (400,101)  $ 89,515

                                                  December 31
                                                2006          2005
Deferred tax liabilities:
 Accretion on securities                    $   29,200    $   37,900
 Depreciation on fixed assets                  125,472       162,078
 Unrealized gain on securities
  available for sale                                 0             0
     Total deferred tax liabilities            154,672       199,978
Deferred tax assets:
Bad debt expense in excess of tax              474,040       275,200
Pension plan                                   246,715       482,028
Unrealized loss on securities
 available for sale                              1,891       150,718
Deferred compensation                          369,500       294,000
     Total deferred tax assets               1,092,146     1,201,946

Net deferred tax (assets) liabilities       $ (937,474)  $(1,001,968)

11.  RELATED PARTY TRANSACTIONS
The Employee Stock Ownership Plan and Trust of Southwest Georgia Financial Corporation presently holds 327,478 shares of the Corporation's stock of which 10,583 shares have been pledged. In the normal course of business, the Corporation's banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $2,647,000 and $3,487,000 at December 31, 2006 and 2005, respectively. During 2006, approximately $3,044,000 of such loans were made, and repayments totaled approximately $3,884,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2006 or 2005. Also, during 2006 and 2005, directors and executive officers had approximately $2,017,000 and $4,600,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

                                         Dec. 31, 2006       Dec. 31, 2005
Financial instruments whose contract
amounts represent credit risk:
 Commitments to extend credit             $20,471,344         $31,896,561
 Standby letters of credit and
  financial guarantees                    $    10,000         $   207,000

13.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS
The following information and tables present the carrying amounts and fair values of the Corporation's financial instruments at December 31, 2006 and 2005. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. Those techniques can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Deposits
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at December 31, 2006. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

The carrying amount and estimated fair values of the Corporation's financial instruments are as follows:

                                     December 31, 2006      December 31, 2005
                                    Carrying              Carrying
                                     Amount   Fair Value   Amount    Fair Value
                                  (Dollars in Thousands)  (Dollars in Thousands)
Financial assets:
 Cash                               $ 11,970   $ 11,970    $ 11,699   $ 11,699
 Short-term investments                  415        415      13,706     13,706
 Securities available for sale        33,323     33,323      48,043     48,043
 Securities held to maturity         102,233    100,283     106,779    104,601
 Federal Home Loan Bank stock          1,967      1,967       2,205      2,205
 Loans                               125,492    123,114     104,634    102,338
 Less:  allowance for loan losses      2,417      2,417       2,454      2,454

Financial liabilities:
 Deposits                            226,709    226,887     221,844    221,610
 Short-term borrowings                15,000     14,818       5,000      4,901
 Long-term debt                       15,229     14,934      30,343     29,682
Unrecognized financial
 instruments:
 Commitments to extend credit         20,471     20,471      31,897     31,897
 Standby letters of credit                10         10         207        207

14.  SUPPLEMENTAL FINANCIAL DATA
Components of other operating expense in excess of one % of gross revenue for the respective periods are as follows:

                                       Years Ended December 31
                                   2006          2005          2004
Other professional fees          $475,580      $306,271      $468,372

15.  STOCKHOLDER'S EQUITY / REGULATORY MATTERS
Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2006, approximately $1,520,000 of the Bank's net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2006, the Bank's reserve requirements averaged approximately $4,875,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.
 There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2006 and 2005 are also presented in the table.

As a result of regulatory limitations at December 31, 2006, approximately $23,788,000 of the parent company's investment in net assets of the subsidiary bank of $25,308,000, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

On September 22, 2004, the Corporation declared a 20 % stock dividend payable to shareholders of record on October 7, 2004. Share and per share data for all periods presented have been retroactively restated to reflect the additional shares outstanding resulting from the stock dividend.

The Corporation's ratios under the above rules at December 31, 2006 and 2005 are set forth in the following table. The Corporation's leverage ratio at December 31, 2006 was 8.88 %. The capital ratios are reduced because we funded a tender stock offering through equity.

                                                                          To Be Well
                                                                       Capitalized Under
                                                     For Capital       Prompt Corrective
                                   Actual         Adequacy Purposes    Action Provisions
                              Amount    Ratio     Amount     Ratio     Amount      Ratio
As of December 31, 2006:
 Total capital (to risk-
  weighted assets)         $28,820,209  19.23%  $11,989,280 > 8.00%  $14,986,600 > 10.00%
 Tier I capital (to risk-
  weighted assets)         $26,940,172  17.98%  $ 5,994,640 > 4.00%  $ 8,991,960 >  6.00%
 Tier I capital (to
  average assets)          $26,940,172   8.88%  $ 9,101,594 > 3.00%  $15,169,323 >  5.00%


As of December 31, 2005:
 Total capital (to risk-
  weighted assets)         $39,774,236  28.53%  $11,152,240 > 8.00%  $13,940,300 > 10.00%
 Tier I capital (to risk-
  weighted assets)         $38,022,911  27.28%  $ 5,576,120 > 4.00%  $ 8,364,180 >  6.00%
 Tier I capital (to
  average assets)          $38,022,911  12.75%  $ 8,948,318 > 3.00%  $14,913,862 >  5.00%

16.  PARENT COMPANY FINANCIAL DATA
Southwest Georgia Financial Corporation's condensed balance sheets as of December 31, 2006 and 2005, and its related condensed statements of operations and cash flows for the years ended are as follows:

                         Condensed Balance Sheets
                     as of December 31, 2006 and 2005
                          (Dollars in Thousands)
                                                          2006         2005
ASSETS

Cash                                                   $  1,631     $  1,740
Investment in consolidated wholly-owned bank
  subsidiary, at equity                                  25,308       36,408
Investment securities available for sale                     32           27
Loans                                                       200            5
Other assets                                              1,167        2,097

       Total assets                                    $ 28,338     $ 40,277


LIABILITIES AND STOCKHOLDERS' EQUITY

Dividends payable                                      $    343     $    424
Other Liabilities                                            38            0

       Total liabilities                                    381          424

Stockholders' equity:
  Common stock, $1 par value, 5,000,000 shares
      authorized, 4,288,555 shares issued                 4,289        4,267
  Additional paid-in capital                             31,644       31,265
  Retained earnings                                      16,763       15,258
  Accumulated other comprehensive income                   (483)      (1,223)
  Treasury stock, at cost, 1,648,912 for 2006
     and 1,008,912 shares for 2005                      (24,256)      (9,714)

       Total stockholders' equity                        27,957       39,853

       Total liabilities and stockholders' equity      $ 28,338     $ 40,277

                 Condensed Statements Of Income and Expense
            for the years ended December 31, 2006, 2005, and 2004
                           (Dollars in Thousands)
                                                  2006       2005       2004
Income:
  Dividend received from bank subsidiary       $ 15,000   $  3,000   $  3,000
  Interest on loan                                   42          3         22
  Other                                              69         61         26

     Total income                                15,111      3,064      3,048

Expenses:
  Other                                             357         97        168

Income before income taxes and equity in
  Undistributed income of bank subsidiary        14,754      2,967      2,880

Income tax expense - allocated from
  consolidated return                              (147)       (91)      (146)

     Income before equity in undistributed
      income of subsidiary                       14,901      3,058      3,026

Equity in undistributed income of subsidiary    (11,861)     1,271        839

     Net income                                   3,040      4,329      3,865

Retained earnings - beginning of year            15,258     12,627     29,555

Stock dividend declared                               0          0    (19,294)

Cash dividend declared                           (1,535)    (1,698)    (1,499)

Retained earnings - end of year                $ 16,763   $ 15,258   $ 12,627

                      Condensed Statements Of Cash Flows
             for the years ended December 31, 2006, 2005, and 2004
                            (Dollars in Thousands)

                                                      2006      2005      2004
Cash flow from operating activities:
  Net income                                       $  3,040  $  4,329  $  3,865
  Adjustments to reconcile net income to net
  cash provided(used) by operating activities:
    Equity in undistributed earnings of
     Subsidiary                                      11,861    (1,271)     (839)
    Changes in:
      Other assets                                      953    (1,079)     (159)
      Other liabilities                                 (92)       56        16

      Net cash provided for operating activities     15,762     2,035     2,883

Cash flow from investing activities:
  Net change in loans                                  (195)       20       360

      Net cash provided (used) for investing
       Activities                                      (195)       20       360

Cash flow from financing activities:
  Dividend declared to stockholders                  (1,535)   (1,698)   (1,499)
  Purchase of treasury stock                        (14,542)     (555)   (1,397)
  Proceeds from issuance of common stock                401        75       162

      Net cash provided (used) for financing
       Activities                                   (15,676)   (2,178)   (2,734)

      Increase (decrease) in cash                      (109)     (123)      509
Cash - beginning of year                              1,740     1,863     1,354
Cash - end of year                                 $  1,631  $  1,740  $  1,863

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

Pro forma information for years ended:

                                            2006       2005       2004
                                             (Dollars in Thousands)
Net interest income                      $  9,650   $ 10,243   $ 10,652

Net Income                               $  3,040   $  4,329   $  3,928

Basic earnings per share                 $    .97   $   1.32   $   1.18

Diluted earnings per share               $    .96   $   1.31   $   1.17

18.  EARNINGS PER SHARE
Earnings per share are based on the weighted average number of common shares outstanding during the year.

                                     Year Ended December 31, 2006
                                                 Weighted        Per
                                                  Average       Share
                                   Income         Shares        Amount
Basic earnings per share:
  Net income                    $ 3,040,160      3,134,741      $ 0.97
Diluted earnings per share:
  Net income                    $ 3,040,160      3,153,449      $ 0.96

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

19.  QUARTERLY DATA

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                                QUARTERLY DATA
                                  (UNAUDITED)
                            (Dollars in Thousands)
                                                      For the Year 2006
                                              Fourth   Third    Second   First
Interest and dividend income                  $4,095   $4,145   $3,965   $3,824
Interest expense                               1,745    1,726    1,541    1,368
Net interest income                            2,350    2,419    2,424    2,456
Provision for loan losses                          0        0        0        0
Net interest income after provision
 for loan losses                               2,350    2,419    2,424    2,456
Noninterest income                             1,415    1,246    2,402    2,046
Noninterest expenses                           3,150    3,654    3,142    3,038
Income before income taxes                       615       11    1,684    1,464
Provision(benefit) for income taxes               76     (187)     466      379
Net income                                    $  539   $  198   $1,218   $1,085
Earnings per share of common stock:
  Basic                                       $  .20   $  .06   $  .38   $  .33
  Diluted                                     $  .20   $  .06   $  .37   $  .33

                                                      For the Year 2005
                                              Fourth   Third    Second   First
Interest and dividend income                  $3,781   $3,813   $3,652   $3,573
Interest expense                               1,301    1,207    1,071      997
Net interest income                            2,480    2,606    2,581    2,576
Provision for loan losses                         20       20       20       20
Net interest income after provision
 for loan losses                               2,460    2,586    2,561    2,556
Noninterest income                             1,828    2,048    2,237    1,751
Noninterest expenses                           3,114    3,059    3,159    3,050
Income before income taxes                     1,174    1,575    1,639    1,257
Provision(benefit) for income taxes              283      385      399      249
Net income                                    $  891   $1,190   $1,240   $1,008
Earnings per share of common stock:
  Basic                                       $  .27   $  .36   $  .38   $  .31
  Diluted                                     $  .27   $  .36   $  .38   $  .30

20.  SEGMENT REPORTING
The Corporation operations are divided into five reportable business segments: The Retail and Commercial Banking Services, Commercial Mortgage Banking Services, Insurance Services, Trust and Retail Brokerage Services, and Financial Management Services. These operating segments have been identified primarily based on the Corporation's organizational structure.

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

This is managements' third year to have reportable business segments. Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2006, 2005, and 2004, are as follows:

                                                                Segment Reporting
                                                      For the year ended December 31, 2006
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  4,743                  18       (723)      5,501                      111   $  9,650
Net intersegment interest
  income (expense)                3,873      (24)       (29)       660      (4,480)
Net Interest Income               8,616      (24)       (11)       (63)      1,021                      111      9,650

Provision for Loan Losses

Noninterest Income (expense)
  external customers              1,872    3,968      1,174        591        (495)            0          0      7,110
Intersegment noninterest
  income (expense)                   36      (24)       (12)        40                       (40)
Total Noninterest Income          1,908    3,944      1,162        631        (495)          (40)         0      7,110

Noninterest Expenses:
Depreciation                        508       47         35         28          44                       96        758
Amortization of intangibles         182      707         35         18                       (25)                  917
Noninterest Income (expense)
Other Noninterest Expenses        5,502    1,948        848        603         607             0      1,803     11,311
Total Noninterest Expenses        6,192    2,702        918        649         651           (25)     1,899     12,986

Pre-tax Income                    4,332    1,218        233        (81)       (125)          (15)    (1,788)     3,774

Provision for Income Taxes          930      472         45        (13)       (125)                    (575)       734

Net Income                     $  3,402      746        188        (68)          0           (15)    (1,213)  $  3,040

Assets                         $331,178    3,513      1,614      1,750     145,732      (196,021)       750   $288,516

Expenditures for Fixed Assets  $    458       24          2         12          13                            $    509

Amounts included in the "Other" column are as follows:
                                                   Other
Net interest Income:
   Parent Company                               $    111
Noninterest Income:
   Executive office miscellaneous income               0
Noninterest Expenses:
   Parent Company corporate expenses                 357
   Executive office expenses not
     allocated to segments                         1,542
Provison for Income taxes:
   Parent Company income taxes (benefit)            (148)
   Executive office income taxes not
     allocated to segments                          (428)
Net Income:                                     $( 1,212)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $    750

                                                                Segment Reporting
                                                      For the year ended December 31, 2005

                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  4,741                   9       (510)      5,941                       62   $ 10,243
Net intersegment interest
  income (expense)                4,254      (35)       (33)       727      (4,913)
Net Interest Income               8,995      (35)       (24)       217       1,028                       62     10,243

Provision for Loan Losses            80                                                                             80

Noninterest Income (expense)
  external customers              1,697    4,417      1,114        570          64                        3      7,865
Intersegment noninterest
  income (expense)                   58      (44)       (14)        41                       (41)
Total Noninterest Income          1,755    4,373      1,100        611          64           (41)         3      7,865

Noninterest Expenses:
Depreciation                        491       45         32         28          56                       96        748
Amortization of intangibles         182      278         38         18                       (25)                  491
Noninterest Income (expense)
Other Noninterest Expenses        5,527    2,032        862        588         561             0      1,574     11,144
Total Noninterest Expenses        6,200    2,355        932        634         617           (25)     1,670     12,383

Pre-tax Income                    4,470    1,983        144        194         475           (16)    (1,605)     5,645

Provision for Income Taxes        1,021      754         30         46         114                     (649)     1,316

Net Income                     $  3,449    1,229        114        148         361           (16)      (956)  $  4,329

Assets                         $292,164    3,648      1,193     23,036     179,472      (198,769)       530   $301,274

Expenditures for Fixed Assets  $    536       77          6          7           5                            $    631

Amounts included in the "Other" column are as follows:
                                                  Other
Net interest Income:
   Parent Company                               $     62
Noninterest Income:
   Executive office miscellaneous income               3
Noninterest Expenses:
   Parent Company corporate expenses                  96

   Executive office expenses not
     allocated to segments                         1,574
Provison for Income taxes:
   Parent Company income taxes (benefit)             (91)
   Executive office income taxes not
     allocated to segments                          (558)
Net Income:                                     $   (956)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $    530

                                                                Segment Reporting
                                                      For the year ended December 31, 2004
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  4,762                           (301)      5,911                       48   $ 10,420
Net intersegment interest
  income (expense)                4,346      (66)       (37)       806      (5,049)
Net Interest Income               9,108      (66)       (37)       505         862                       48     10,420

Provision for Loan Losses            92                                                                             92

Noninterest Income (expense)
  external customers              1,642    3,612      1,102        555          77                     (234)     6,754
Intersegment noninterest
  income (expense)                   45      (30)       (15)        39                       (39)
Total Noninterest Income          1,687    3,582      1,087        594          77           (39)      (234)     6,754

Noninterest Expenses:
Depreciation                        475       42         38         30          71                       44        700
Amortization of intangibles         155      278         57         37                       (25)                  502
Noninterest Income (expense)
  external customers              5,751    1,666        900        575         588                    1,391     10,871
Total Noninterest Expenses        6,381    1,986        995        642         659           (25)     1,435     12,073

Pre-tax Income                    4,322    1,530         55        457         280           (14)    (1,621)     5,009

Provision for Income Taxes        1,069      581         15        112         120            (4)      (749)     1,144

Net Income                     $  3,253      949         40        345         160           (10)      (872)  $  3,865

Assets                         $283,114    5,759      1,159     22,634     187,462      (194,693)       465   $305,900

Expenditures for Fixed Assets  $  1,391       49         33         26          33                            $  1,532

Amounts included in the "Other" column are as follows:
                                                  Other
Net interest Income:
   Parent Company                               $     48
Noninterest Income:
   Administrative office expenses related to
   loss on disposition of assets                    (234)
Noninterest Expenses:
   Parent Company corporate expenses                 168
   Administrative office expenses not
     allocated to segments                         1,267
Provison for Income taxes:
   Parent Company income taxes (benefit)            (146)
   Administrative office income taxes not
     allocated to segments                          (603)
Net Income:                                     $   (872)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $    465

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
During the past three years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES
The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporations's disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2006. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

No changes were made to the Corporation's internal control over financial reporting during the last fiscal quarter that materially affected or could reasonably likely to materially affect the Corporation's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION
None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information contained under the heading "Information About Nominees For Director" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 22, 2007, to be filed with the Commission, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION
The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 22, 2007, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCKHOLDER RELATED MATTERS
The information contained under the heading "Voting Securities and Principal Holders" and "Equity Compensation Plan Information" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 22, 2007, to be filed with the Commission, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE
The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 22, 2007, to be filed with the Commission, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained under the heading "Information Concerning the Company's Accountants" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 22, 2007, to be filed with the Commission, is incorporated herein by reference.

                                   PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1).  Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2006, 2005, and 2004 are included in
Part II, Item 8 herein:

 (i)    Report of Independent Auditors

 (ii)   Consolidated Balance Sheets - December 31, 2006 and 2005

 (iii) Consolidated Statements of Income - Years ended December 31, 2006, 2005, and 2004

 (iv) Consolidated Statements of Shareholders' Equity - Years ended December 31, 2006, 2005, and 2004

 (v) Consolidated Statements of Cash Flows - Years ended December 31, 2006, 2005, and 2004

 (vi)   Notes to Consolidated Financial Statements - December 31, 2006

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

 3.2 Bylaws of the Corporation as amended (included as Exhibit 3.2 to the Corporation's Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

10.1 Pension Retirement Plan of the Corporation, as amended effective as of November 15, 2006.

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

10.5 Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

10.6 Trust under the Corporation's Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.7 Employee Stock Ownership Plan and Trust of the Corporation as amended and restated (included as Exhibit 10.7 to the Corporation's Form 10-K dated December 31, 2005, previously filed with the Commission and incorporated herein by reference).*

10.8 Dividend Reinvestment and Share Purchases Plan of the Corporation as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation's Form S-3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

10.9 Key Individual Stock Option Plan of the Corporation dated March 19, 1997 (included as Exhibit 10.9 to the Corporation's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.10 Employment Agreement of J. David Dyer, Jr. (included as Exhibit 10.10 to the Corporation's Form 10-K dated December 31, 2002, previously filed with the Commission and incorporated herein by reference).*

10.11 Employment Agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation's Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

10.15 Consulting Agreement of John H. Clark (included as Exhibit 10.15 to the Corporation's Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

10.16 Form of Employment Agreement by and between the Corporation and Bank and John J. Cole, Jr. and George R. Kirkland (included as Exhibit
          10.16 to the Corporation's Form 10-K dated December 31, 2005, previously filed with the Commission and incorporated herein by reference).*

10.17 Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006.

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

                                  Southwest Georgia Financial Corporation
                                                (Corporation)

Date:   March 28, 2007            By:     /s/ DeWitt Drew
                                          DEWITT DREW
                                          President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


/s/ DeWitt Drew                                           Date:  March 28, 2007
DEWITT DREW
President and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                                    Date:  March 28, 2007
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ Michael J. McLean                                     Date:  March 28, 2007
MICHAEL J. MCLEAN
Chairman

/s/ Richard L. Moss                                       Date:  March 28, 2007
RICHARD L. MOSS
Vice Chairman

/s/ Cecil H. Barber                                       Date:  March 28, 2007
CECIL H. BARBER
Director

/s/ John H. Clark                                         Date:  March 28, 2007
JOHN H. CLARK
Director

/s/ John J. Cole, Jr.                                     Date:  March 28, 2007
JOHN J. COLE, JR.
Director

/s/ Roy Reeves                                            Date:  March 28, 2007
ROY REEVES
Director

/s/ Johnny R. Slocumb                                     Date:  March 28, 2007
JOHNNY R. SLOCUMB
Director

/s/ M. Lane Wear                                          Date:  March 28, 2007
M. LANE WEAR
Director

/s/ Marcus R. Wells                                       Date:  March 28, 2007
MARCUS R. WELLS
Director

/s/ C. Broughton Williams                                 Date:  March 28, 2007
C. BROUGHTON WILLIAMS
Director

                                 Exhibit Index

Exhibit
Number                       Description Of Exhibit

10.1 Pension Retirement Plan of the Registrant, as amended effective as of November 15, 2006.

10.17 Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006.

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