Form 10-Q
period 2007-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2007-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended March 31, 2007

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

           Class                                Outstanding At April 15, 2007
Common Stock, $1 Par Value                                  4,288,555

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2007

                               TABLE OF CONTENTS

                                                                       PAGE #

PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest
 Georgia Financial Corporation as required by this Item 1.

   a.  Consolidated balance sheets - March 31, 2007
       (unaudited) and December 31, 2006 (audited).                        2

   b.  Consolidated statements of income - for the three
       months ended March 31, 2007 (unaudited) and 2006 (audited)          3

   c.  Consolidated statements of comprehensive income  -
       for the three months ended March 31, 2007 (unaudited)
       and 2006 (audited)                                                  4

   d.  Consolidated statements of cash flows  for the three
       months ended March 31, 2007 (unaudited) and 2006 (audited)          5

   e.  Notes to Consolidated Financial Statements                          6


 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   13

 ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                               20

 ITEM 4.  CONTROLS AND PROCEDURES                                         21

PART II - OTHER INFORMATION

 ITEM 6.  EXHIBITS                                                        22

 SIGNATURE                                                                23



                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 2007 and December 31, 2006
                                                 (Unaudited)    (Audited)
                                                   March 31,   December 31,
                                                      2007         2006
ASSETS
Cash and due from banks                          $ 11,930,518 $ 11,969,567
Interest-bearing deposits in banks                 14,016,583       83,210
Federal funds sold                                          0      332,000

Investment securities available for sale,
 at fair value                                     32,310,174   33,322,855
Investment securities held to maturity (fair
value approximates $96,642,803 and $100,283,068)   98,233,759  102,232,804
Federal Home Loan Bank stock, at cost               2,102,800    1,966,900
    Total investment securities                   132,646,733  137,522,559
Loans                                             130,996,455  125,535,755
Less:   Unearned income                               (43,054)     (43,963)
   Allowance for loan losses                       (2,410,627)  (2,417,140)
    Loans, net                                    128,542,774  123,074,652
Premises and equipment, net                         6,506,423    6,578,997
Foreclosed assets, net                                 65,000            0
Intangible assets                                   1,629,133    1,750,511
Other assets                                        7,099,940    7,204,926
    Total assets                                 $302,437,104 $288,516,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                   $ 62,478,328 $ 55,013,082
  Money Market                                     18,118,230   24,376,607
  Savings                                          23,807,972   22,228,442
  Certificates of deposit $100,000 and over        28,340,200   25,725,026
  Other time accounts                              65,820,318   65,977,976
    Total interest-bearing deposits               198,565,048  193,321,133
  Noninterest-bearing deposits                     37,618,675   33,387,979
    Total deposits                                236,183,723  226,709,112
 Federal funds purchased                                    0            0
 Other borrowed funds                              15,000,000   15,000,000
 Long-term debt                                    20,228,571   15,228,571
 Other liabilities                                  3,233,887    3,621,820
    Total liabilities                             274,646,181  260,559,503

Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,288,555 shares issued               4,288,555    4,288,555
 Capital surplus                                   31,644,063   31,644,063
 Retained earnings                                 17,411,041   16,763,299
 Accumulated other comprehensive income              (473,622)    (482,588)
 Treasury stock, at cost 1,691,012 shares for
  2007 and 1,648,912 shares for 2006              (25,079,114) (24,256,410)
    Total stockholders' equity                     27,790,923   27,956,919
    Total liabilities and stockholders' equity   $302,437,104 $288,516,422


                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                                        For The Three Months
                                                         Ended March 31,
                                                      (Unaudited) (Audited)
                                                         2007        2006
Interest income:
 Interest and fees on loans                           $ 2,525,629 $ 1,984,527
 Interest on taxable securities available for sale        191,656     332,177
 Interest on taxable securities held to maturity          982,500   1,072,926
 Interest on tax exempt securities available for sale     158,827     158,675
 Interest on tax exempt securities held to maturity        50,718      50,727
 Dividends                                                 30,465      29,846
 Interest on federal funds sold                               427     115,964
 Interest on deposits in banks                             52,806      79,321
    Total interest income                               3,993,028   3,824,163

Interest expense:
 Interest on deposits                                   1,377,959   1,072,455
 Interest on federal funds purchased                        6,989           0
 Interest on other short-term borrowings                  128,625      30,375
 Interest on long-term debt                               173,592     265,076
    Total interest expense                              1,687,165   1,367,906
    Net interest income                                 2,305,863   2,456,257
Provision for loan losses                                       0           0
Net interest income after provision for loan losses     2,305,863   2,456,257

Noninterest income:
 Service charges on deposit accounts                      416,569     403,085
 Income from trust services                                71,631      74,964
 Income from retail brokerage services                     90,928      69,936
 Income from insurance services                           373,362     364,241
 Income from mortgage banking services                  1,263,942   1,032,409
 Net gain(loss) on disposition of assets                    9,497       5,532
 Net gain(loss) on sale of securities                           0           0
 Other income                                              90,337      96,353
    Total noninterest income                            2,316,266   2,046,520

Noninterest expense:
 Salaries and employee benefits                         1,979,203   1,787,307
 Occupancy expense                                        206,436     209,394
 Equipment expense                                        156,681     155,984
 Data processing expense                                  166,697     172,573
 Amortization of intangible assets                        121,379     122,721
 Other operating expenses                                 569,170     590,336
    Total noninterest expenses                          3,199,566   3,038,315
    Income before income taxes                          1,422,563   1,464,462
Provision for income taxes                                410,855     379,364
    Net income                                        $ 1,011,708 $ 1,085,098
    Earnings per share of common stock:
 Net income, basic                                    $      0.39 $      0.33
 Net income, diluted                                  $      0.39 $      0.33
 Dividends declared                                   $      0.14 $      0.13
Weighted average shares outstanding                     2,615,077   3,255,990
Diluted average shares outstanding                      2,626,008   3,286,787

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                        For The Three Months
                                                         Ended March 31,
                                                      (Unaudited) (Audited)
                                                         2007        2006
Net income                                            $ 1,011,708 $ 1,085,098
Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
    available for sale                                     13,585    (378,837)
 Unrealized gain(loss) on pension
   plan benefits                                                0           0
 Federal income tax expense(benefit)                        4,619    (128,805)
  Other comprehensive income(loss), net of tax:             8,966    (250,032)

Total comprehensive income                            $ 1,020,674 $   835,066
















                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        For The Three Months
                                                         Ended March 31,
                                                      (Unaudited) (Audited)
                                                         2007        2006
Cash flows from operating activities:
 Net income                                           $  1,011,708 $  1,085,098
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                      0            0
  Depreciation                                             182,198      194,550
  Net amortization and accretion of
   investment securities                                    (2,967)       1,087
  Amortization of intangibles                              121,379      122,721
  Net loss (gain) on sale and disposal of assets            (9,497)      (5,532)
  Net change in funds related to
   mortgage banking activities                            (247,074)  11,851,467
  Change in other assets                                   104,990     (379,608)
  Change in other liabilities                             (145,478)     373,896
    Net cash provided by operating activities            1,015,259   13,243,679

Cash flows from investing activities:
 Proceeds from maturities of securities
  held to maturity                                       4,027,963            0
 Proceeds from maturities of securities
 available for sale                                         83,900       48,985
 Proceeds from sale of securities available for sale     1,000,000            0
 Purchase of securities held to maturity                         0   (2,000,000)
 Purchase of securities available for sale                (219,800)           0
 Net change in other short-term investments                332,000   (2,264,000)
 Net change in loans                                    (5,540,447) (10,428,765)
 Purchase of premises and equipment                       (115,302)    (236,174)
 Proceeds from sales of other assets                        22,500       28,832
 Net change in interest-bearing deposits in banks      (13,933,373)   3,281,445
    Net cash provided(used) for investing activities   (14,342,559) (11,569,677)

Cash flows from financing activities:
 Net change in deposits                                  9,474,611    9,851,032
 Payment of short-term debt and
  S-T portion of long term debt                                  0            0
 Payment of long-term debt                                       0            0
 Proceeds from issuance of long-term debt                5,000,000            0
 Cash dividends declared                                  (363,656)    (422,860)
 Proceeds from the exercise of stock options                     0       19,318
 Payment for common stock                                 (822,704)    (153,576)
    Net cash provided(used) for financing activities    13,288,251    9,293,914
Increase(decrease) in cash and due from banks              (39,049)  10,967,916
Cash and due from banks - beginning of period           11,969,567   11,699,277
Cash and due from banks - end of period               $ 11,930,518 $ 22,667,193
NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                   $     72,325 $          0
 Unrealized gain(loss) on securities
  available for sale                                  $      8,966 $   (250,032)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2006 Annual Report on Form 10K.

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

Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured deposits aggregate to $5,328,029.50 at March 31, 2007.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower?s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Retirement Plans

The Corporation and its subsidiaries have retirement plans covering substantially all employees. The Corporation makes annual contributions to the plans in amounts not exceeding the regulatory requirements.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during first quarter 2007 were $54,373.

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

Our strategy is to:
* maintain the diversity of our revenue, including growth in both interest and noninterest income through a broad base of business,
* strengthen our sales and marketing efforts while developing our employees to provide the best possible service to our customers,
* expand our market share where opportunity exists, and
* grow outside of our current geographic market, through acquisitions into areas proximate to our current market area.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. This quarter the Federal Reserve Bank kept short-term rates unchanged at 5.25%. Since July 2004, short-term rates were increased seventeen times, or 4.25%, by March 31, 2007.

Our profitability is impacted as well by operating expenses such as salaries and employee benefits, occupancy and other operating expenses, including income taxes. Our lending activities are significantly influenced by regional and local factors. Some specific factors include changes in population, competition among lenders, interest rate conditions and prevailing market rates on competing uses of funds and investments, customer preferences and levels of personal income and savings in the Corporation's primary market area.

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rates changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 100% of first quarter 2007 net interest income and 37% of first quarter 2007 total revenue. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of March 31, 2007 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2007, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At March 31, 2007, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2007, total capital decreased $166 thousand to $27.8 million. The majority of this decrease was a result of the stock repurchase program partially offset by net earnings growth. Under a stock repurchase program adopted by the Board in January 2000, the Corporation repurchased 42,100 shares of its common stock during the first three months of 2007 at an average price of $19.54 per share.
There are approximately 100,000 shares authorized to be repurchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.19% as of March 31, 2007. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2007, was $1.012 million compared with a net income of $1.085 million for the same period in 2006, representing a decrease of $73 thousand. This level of net income reflects the effectiveness of our diversified sources of revenue. The quarterly decrease in net earnings was primarily due to higher interest cost of funds, partially offset by higher noninterest income from the mortgage banking business, insurance services and service charges on deposit accounts compared with last year's quarterly results.

On a per share basis, net income for the first quarter was $.39 per diluted share compared with $.33 per diluted share for the same quarter in 2006. The weighted average common diluted shares outstanding for the quarter were 2.626 million, down 20% from the previous comparable quarter. This decrease in average quarterly diluted shares was due to the Corporation's last year's stock tender offer and the stock repurchase program. Because of our strong capital position, we continued with the stock repurchase program that began in January 2000.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended March 31, 2007.

                                1st Qtr  4th Qtr  3rd Qtr  2nd Qtr  1st Qtr
                                 2007     2006     2006     2006     2006
Return on average total assets   1.38%     .73%     .26%    1.60%    1.40%
Return on average total equity  14.57%    6.92%    1.95%   12.11%   10.85%
Average shareholders' equity to
  average total assets           9.45%   10.49%   13.15%   13.20%   12.92%
Net interest margin
  (tax equivalent)               3.68%    3.65%    3.62%    3.66%    3.68%

Comparison of Statements of Income for the Quarter

Noninterest income, which was slightly more than one-third of the Company's total revenue for the quarter, was $2.316 million for the first quarter, up 13.2% from the same period in 2006. The largest contributor to noninterest income, mortgage banking services, increased 22.5% to $1.264 million from last year's first quarter. The level and timing of recognizing income from the mortgage banking business is dependent on many factors related to originating and closing relatively large commercial mortgage loans, and therefore can fluctuate from quarter to quarter. Currently, the mortgage banking business has a strong pipeline of projects and services a $449 million portfolio of non-recourse loans. Revenue from service charges on deposit accounts increased 3.5% from the same period a year ago to $417 thousand for the quarter. Revenue from insurance services improved to $373 thousand, a 2.5% increase over the first quarter of 2006. The majority of this increase was from receiving $86 thousand in contingency fees which is unlikely to reoccur again this year. Brokerage services also saw an increase.

Total interest income increased $169 thousand, or 4.4%, for the three months ended March 31, 2007 compared with the same period in 2006. This improvement for the three-month period resulted from increases in interest and fees on loans. These increases were partially offset by decreases in interest on lower volume of investment securities resulting from last year's sale of securities to fund the stock tender offer.

Total interest expense increased $319 thousand, or 23.3%, in the first quarter of 2007 compared with the same period in 2006. Interest on deposits increased $304 thousand, or 28.3%, during the first quarter of 2007, while interest on total borrowings increased $15 thousand during the period. Looking ahead, the challenge will be to manage funding costs in a higher rate environment. Our focus on cost discipline, retaining and expanding customer relationships, and identifying acquisition opportunities are central to the core components of our growth strategy.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the first quarter of 2007 was $2.31 million compared with $2.46 million for the same period in 2006. The decrease was due primarily to higher funding costs which were partially offset by increases in interest income on loans. The Company's net interest margin was 3.68% for the first quarter of 2007, unchanged from the same period a year ago. Total interest expense was $1.687 million for the first quarter, up $319 thousand from the same period a year ago, due primarily to increased interest expense on deposits. The average rate paid on interest-bearing time deposits increased 140 basis points for the quarter compared with the same period a year ago. Both higher funding costs and lower earning assets resulting from funds being utilized to repurchase stock have impacted our ability to grow net interest income, and our challenge continues to be managing these costs in this rate environment.

No provision for loan losses was recorded for the first quarter of 2007 and 2006 due to the quality of the loan portfolio and the adequacy of the allowance for loan losses.

Noninterest expense increased to $3.199 million from $3.038 million for the first quarter of last year. The largest component of noninterest expense, salaries and employee benefits, increased to $1.979 million for the first quarter from $1.787 million a year ago. All other major categories of noninterest expense were either relatively flat or had decreases in the first quarter of 2007 when compared with the first quarter of 2006.

Comparison of Financial Condition Statements

At March 31, 2007, total assets were $302.4 million, a 4.8% increase from December 31, 2006. The majority of the increase in assets was a result of increases in total loans of $5.5 million and $14 million in interest bearing deposits in banks. These increases were partially offset by declines of $4.9 million in investment securities. At the end of the quarter last year, total assets of $323.5 million were high compared with this quarter end due to having a larger than normal volume in cash and due from banks related to our operations of the mortgage banking business.

The Corporation's loan portfolio of $131 million increased nearly 4.4% from the December 31, 2006, level of $125.5 million. Some of this loan growth was originated from strong local economic development due to affordability of real estate and abundance of natural resources. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 43.3% of total assets.

Investment securities and short-term investments which include federal funds sold and interest-bearing deposits in banks represent 48.5% of total assets. Investment securities decreased $4.9 million and short-term investments increased $13.6 million since December 31, 2006. This resulted in an overall increase in investments of $8.7 million.

Deposits increased to $236.2 million at the end of the first quarter of 2007, up $4.5 million from the same period in 2006 and up $9.5 million from the end of last year. At March 31, 2007, total deposits represented 78.1% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

                                       March 31,    December 31, March 31,
                                         2007          2006        2006
Advance from Federal Home Loan Bank
with a 3.21% fixed rate of interest
maturing June 29, 2015. (convertible
to a variable rate at option of
Federal Home Loan Bank on June 29,
2007). (transferred to short-term
borrowings)                            $         0  $         0  $ 5,000,000

Advance from Federal Home Loan Bank
with a 2.85% fixed rate of interest
maturing March 11, 2013. (convertible
to a variable rate at option of
Federal Home Loan Bank on March 11,
2008).                                   5,000,000    5,000,000    5,000,000

Advance from Federal Home Loan Bank
with a 4.00% fixed rate of interest
maturing August 6, 2012, (convertible
to a variable rate at option of
Federal Home Loan Bank on August 6,
2007). (transferred to short-term
borrowings)                                      0            0    5,000,000

Advance from Federal Home Loan Bank
with a 3.85% fixed rate of interest
maturing April 30, 2014, (convertible
to a variable rate at option of
Federal Home Loan Bank on April 30,
2009).                                  10,000,000   10,000,000   10,000,000

Advance from Federal Home Loan Bank
with a 3.08% fixed rate of interest
maturing August 13, 2014, (convertible
to a variable rate at option of
Federal Home Loan Bank on August 13,
2007). (transferred to short-term
borrowings)                                      0            0    5,000,000

Advance from Federal Home Loan Bank
with a 5.24% fixed rate of interest
maturing February 6, 2009.               5,000,000            0            0

Advance from Federal Home Loan Bank
with a 5.21% fixed rate of interest
due in annual installments maturing
December 17, 2008.                         228,571      228,571      342,857

Total long-term debt                   $20,228,571  $15,228,571  $30,342,857

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.84% of total loans outstanding at March 31, 2007, compared with 1.93% of loans outstanding at December 31, 2006. Non-performing assets as a percentage of total assets were .83% compared with .02% last year. The increase in non-performing assets was centered on one large commercial real estate loan that is expected to be liquidated in the second quarter without a loss to the Corporation. Management considers the allowance for loan losses as of March 31, 2007, adequate to cover potential losses in the loan portfolio.

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

Financial instruments whose contract
amounts represent credit risk (dollars
in thousands):                                  March 31,    March 31,
                                                  2007         2006
Commitments to extend credit                    $ 19,271     $ 28,699
Standby letters of credit and
financial guarantees                            $     36     $    142

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of March 31, 2007, the Corporation's one-year cumulative rate-sensitive assets represented 83% of the cumulative rate-sensitive liabilities. This ratio remained the same compared to the same period in 2006. This level of cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. Year over year, we have remained liability-sensitive at the one year gap position because a large amount of our long-term debt will be repaid to the Federal Home Loan Bank within the next 12 months. This liability sensitive position will increase the Corporation's exposure to rising interest rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

                                     -22-
SIGNATURES

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


Date:  May 7, 2007