Form 10-Q
period 2007-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2007-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
      Act of 1934
              For the quarterly period ended June 30, 2007

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

           Class                                Outstanding At August 1, 2007
 Common Stock, $1 Par Value                                 4,288,555

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2007

                               TABLE OF CONTENTS

                                                                         PAGE #

PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

   a.  Consolidated balance sheets - June 30, 2007 (unaudited) and
       December 31, 2006 (audited).                                           2

   b.  Consolidated statements of income (unaudited) - for the six
       months and the three months ended June 30, 2007 and 2006.              3

   c.  Consolidated statements of comprehensive income (unaudited) -
       for the six months and the three months ended June 30, 2007 and 2006.  5

   d.  Consolidated statements of cash flows (unaduited) for the six months
       ended June 30, 2007 and 2006.                                          6

   e.  Notes to Consolidated Financial Statements                             7


 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     13

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        20

 ITEM 4.   CONTROLS AND PROCEDURES                                           21

PART II - OTHER INFORMATION

 ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               22

 ITEM 6.   EXHIBITS                                                          23

 SIGNATURE                                                                   24

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2007 and December 31, 2006
                                                 (Unaudited)     (Audited)
                                                   June 30,     December 31,
                                                    2007           2006
ASSETS
Cash and due from banks                          $ 11,361,406   $ 11,969,567
Interest-bearing deposits in banks                  1,588,346         83,210
Federal funds sold                                          0        332,000

Investment securities available for sale,
at fair value                                      31,000,181     33,322,855
Investment securities held to maturity (fair
value approximates $96,042,149 and $100,283,068)   98,234,730    102,232,804
Federal Home Loan Bank stock, at cost               1,877,800      1,966,900
    Total investment securities                   131,112,711    137,522,559

Loans                                             130,662,836    125,535,755
Less: Unearned income                                 (36,970)       (43,963)
   Allowance for loan losses                       (2,415,151)    (2,417,140)
    Loans, net                                    128,210,715    123,074,652

Premises and equipment, net                         6,465,026      6,578,997
Foreclosed assets, net                                143,438              0
Intangible assets                                   1,507,754      1,750,511
Other assets                                        7,032,738      7,204,926
    Total assets                                 $287,422,134   $288,516,422
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                   $ 53,577,180   $ 55,013,082
  Money Market                                     15,170,305     24,376,607
  Savings                                          22,375,531     22,228,442
  Certificates of deposit $100,000 and over        28,019,921     25,725,026
  Other time accounts                              65,960,714     65,977,976
    Total interest-bearing deposits               185,103,651    193,321,133
  Noninterest-bearing deposits                     40,195,190     33,387,979
    Total deposits                                225,298,841    226,709,112

 Federal funds purchased                                    0              0
 Other borrowed funds                              10,000,000     15,000,000
 Long-term debt                                    20,228,571     15,228,571
 Other liabilities                                  4,348,233      3,621,820
    Total liabilities                             259,875,645    260,559,503

Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,288,555 shares issued               4,288,555      4,288,555
 Capital surplus                                   31,644,063     31,644,063
 Retained earnings                                 17,670,197     16,763,299
 Accumulated other comprehensive income              (657,692)      (482,588)
 Treasury stock, at cost 1,707,612 shares for
  2007 and 1,648,912 shares for 2006              (25,398,634)   (24,256,410)
    Total stockholders' equity                     27,546,489     27,956,919
    Total liabilities and stockholders' equity   $287,422,134   $288,516,422

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                                       For The Three Months
                                                          Ended June 30,
                                                      (Unaudited)  (Unaudited)
                                                          2007        2006
Interest income:
 Interest and fees on loans                           $ 2,625,314  $ 2,295,672
 Interest on taxable securities available for sale        185,826      331,542
 Interest on taxable securities held to maturity          958,807    1,054,168
 Interest on tax exempt securities available for sale     147,288      158,684
 Interest on tax exempt securities held to maturity        50,717       50,725
 Dividends                                                 31,382       30,673
 Interest on federal funds sold                                 0       16,740
 Interest on deposits in banks                             49,875       26,518
    Total interest income                               4,049,209    3,964,722

Interest expense:
 Interest on deposits                                   1,389,453    1,236,005
 Interest on federal funds purchased                        2,056        6,200
 Interest on other short-term borrowings                  130,113       30,713
 Interest on long-term debt                               201,661      267,847
    Total interest expense                              1,723,283    1,540,765
    Net interest income                                 2,325,926    2,423,957
Provision for loan losses                                       0            0
Net interest income after provision for loan losses     2,325,926    2,423,957

Noninterest income:
 Service charges on deposit accounts                      421,230      430,720
 Income from trust services                                68,346       74,154
 Income from retail brokerage services                     81,073       68,149
 Income from insurance services                           257,735      280,932
 Income from mortgage banking services                    573,867    1,513,906
 Net gain(loss) on disposition of assets                    1,893         (455)
 Net gain(loss) on sale of securities                           0            0
 Other income                                              39,385       34,876
    Total noninterest income                            1,443,529    2,402,282

Noninterest expense:
 Salaries and employee benefits                         1,727,017    1,882,485
 Occupancy expense                                        206,368      205,145
 Equipment expense                                        155,211      163,224
 Data processing expense                                  168,370      171,014
 Amortization of intangible assets                        121,378      122,721
 Other operating expenses                                 589,032      597,741
     Total noninterest expenses                         2,967,376    3,142,330
     Income before income taxes                           802,079    1,683,909
Provision for income taxes                                181,662      465,899
    Net income                                        $   620,417  $ 1,218,010
    Earnings per share of common stock:
 Net income, basic                                    $      0.24  $      0.38
 Net income, diluted                                  $      0.24  $      0.37
 Dividends declared                                   $      0.14  $      0.13
 Weighted average shares outstanding                    2,582,290    3,249,631
 Diluted average shares outstanding                     2,592,188    3,270,568

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                                        For The Six Months
                                                          Ended June 30,
                                                      (Unaudited)  (Unaudited)
                                                          2007        2006
Interest income:
 Interest and fees on loans                           $ 5,150,943  $ 4,280,199
 Interest on taxable securities available for sale        377,482      663,719
 Interest on taxable securities held to maturity        1,941,307    2,127,094
 Interest on tax exempt securities available for sale     306,115      317,359
 Interest on tax exempt securities held to maturity       101,435      101,452
 Dividends                                                 61,847       60,519
 Interest on federal funds sold                               427      132,704
 Interest on deposits in banks                            102,681      105,839
    Total interest income                               8,042,237    7,788,885

Interest expense:
 Interest on deposits                                   2,767,412    2,308,460
 Interest on federal funds purchased                        9,045        6,200
 Interest on other short-term borrowings                  258,738       61,088
 Interest on long-term debt                               375,253      532,923
    Total interest expense                              3,410,448    2,908,671
    Net interest income                                 4,631,789    4,880,214
Provision for loan losses                                       0            0
Net interest income after provision for loan losses     4,631,789    4,880,214

Noninterest income:
 Service charges on deposit accounts                      837,799      833,805
 Income from trust services                               139,977      149,118
 Income from retail brokerage services                    172,001      138,085
 Income from insurance services                           631,097      645,173
 Income from mortgage banking services                  1,837,809    2,546,315
 Net gain(loss) on disposition of assets                   11,390        5,077
 Net gain(loss) on sale of securities                           0            0
 Other income                                             129,722      131,229
    Total noninterest income                            3,759,795    4,448,802

Noninterest expense:
 Salaries and employee benefits                         3,706,220    3,669,792
  Occupancy expense                                       412,804      414,539
  Equipment expense                                       311,892      319,208
  Data processing expense                                 335,067      343,587
  Amortization of intangible assets                       242,757      245,442
  Other operating expenses                              1,158,202    1,188,077
     Total noninterest expenses                         6,166,942    6,180,645
     Income before income taxes                         2,224,642    3,148,371
Provision for income taxes                                592,517      845,263
    Net income                                        $ 1,632,125  $ 2,303,108
    Earnings per share of common stock:
 Net income, basic                                    $      0.63  $      0.71
 Net income, diluted                                  $      0.63  $      0.70
 Dividends declared                                   $      0.28  $      0.26
 Weighted average shares outstanding                    2,601,845    3,252,793
 Diluted average shares outstanding                     2,612,174    3,278,633

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   For The Three Months
                                                      Ended June 30,
                                                  (Unaudited) (Unaudited)
                                                      2007       2006
Net income                                        $ 620,417   $1,218,010
Other comprehensive income, net of tax:
 Unrealized gain (loss) on securities
   available for sale, net of tax benefit of
   $94,924 and $164,575 for the quarter            (183,970)    (319,469)
 Total comprehensive income                       $ 436,447   $  898,541

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   For The Six Months
                                                      Ended June 30,
                                                  (Unaudited)  (Unaudited)
                                                      2007        2006
Net income                                        $1,632,125  $2,303,108
Other comprehensive income, net of tax:
 Unrealized gain (loss) on securities
   available for sale, net of tax benefit of
   $90,205 and $293,379 for the year                (175,104)   (569,501)
 Total comprehensive income                       $1,457,021  $1,733,607

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        For The Six Months
                                                          Ended June 30,
                                                     (Unaudited)  (Unaudited)
Cash flows from operating activities:                    2007         2006
 Net income                                          $ 1,632,125  $ 2,303,108
 Adjustments to reconcile net income to
  net cash provided by operating activities:
 Provision for loan losses                                     0            0
 Depreciation                                            367,550      389,100
 Net amortization and accretion of
  investment securities                                   (5,763)       1,356
 Amortization of intangibles                             242,757      245,442
 Net loss(gain) on sale and disposal of assets           (11,390)      (5,077)
 Net change in funds related to mortgage
  banking activities                                   1,169,594    1,292,366
  Change in other assets                                 172,190     (674,306)
  Change in other liabilities                           (352,976)     524,705
    Net cash provided by operating activities          3,214,087    4,076,694

Cash flows from investing activities:
 Proceeds from maturities of securities
  held to maturity                                     4,000,000    3,000,000
 Proceeds from maturities of securities
  available for sale                                   2,370,102       91,762
 Proceeds from sale of securities available for sale           0            0
 Purchase of securities held to maturity                       0   (2,000,000)
 Purchase of securities available for sale              (219,800)           0
 Net change in other short-term investments              332,000    3,550,000
 Net change in loans                                  (5,286,826) (16,840,195)
 Purchase of premises and equipment                     (257,364)    (316,937)
 Proceeds from sales of other assets                      22,500       29,632
 Net change in interest-bearing deposits in banks     (1,505,136)   5,877,820
    Net cash provided(used) for investing activities    (544,524)  (6,607,918)

Cash flows from financing activities:
 Net change in deposits                               (1,410,271)   5,324,387
 Payment of short-term debt and
  S-T portion of long term debt                       (5,000,000)           0
 Payment of long-term debt                                     0            0
 Proceeds from issuance of long-term debt              5,000,000            0
 Cash dividends declared                                (725,228)    (844,810)
 Proceeds from the exercise of stock options                   0       58,318
 Payment for common stock                             (1,142,225)    (359,778)
    Net cash provided(used) for financing activities  (3,277,724)   4,178,117

Increase(decrease) in cash and due from banks           (608,161)   1,646,893
Cash and due from banks - beginning of period         11,969,567   11,699,277
Cash and due from banks - end of period              $11,361,406  $13,346,170
NONCASH ITEMS:
 Increase in foreclosed properties
  and decrease in loans                              $   150,763  $         0
 Unrealized gain(loss) on securities
  available for sale                                 $  (175,104) $  (569,501)

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

Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured deposits aggregate to $5,535,078 at June 30, 2007.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during second quarter 2007 were $41,531 and $95,904 for the six-month period.

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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. This quarter the Federal Reserve Bank kept short-term rates unchanged at 5.25% and the rate has been at this same level for the last twelve months. Prior to this flat rate environment, short-term rates were increased seventeen times for a total of 4.25%.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rates changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 62% of second quarter 2007 net interest income and 26% of second quarter 2007 total revenue. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of June 30, 2007 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 2007, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2007, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended June 30, 2007, total capital decreased $411 thousand to $27.5 million. The majority of this decrease was a result of the stock repurchase program partially offset by net earnings growth. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 58,700 shares of its common stock during the first six months of 2007 at an average price of $19.46 per share. There are approximately 100,000 shares authorized to be repurchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.58% as of June 30, 2007. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2007, was $620 thousand compared with a net income of $1.218 million for the same period in 2006, representing a decrease of $598 thousand. The majority of the decline in quarterly earnings was in the mortgage banking business segment. Resources in the segment at Empire Financial Services were devoted to working out one problem loan relationship.

On a per share basis, net income for the second quarter decreased 35% to $.24 per diluted share compared with $.37 per diluted share for the same quarter in 2006. The weighted average common diluted shares outstanding for the quarter were 2.592 million, down 21% from the previous comparable quarter. This decrease in average quarterly diluted shares was due to the Corporation's last year's stock tender offer and the stock repurchase program. Because of our strong capital position, we continued with the stock repurchase program that began in January 2000.

For the first six months of 2007, net income was $1.632 million compared with net income of $2.303 million for the same period in 2006. Earnings per diluted share for the first six months of 2007 were $0.63, down 10% compared with earnings per diluted share of $.70 for the same period in 2006. The quarterly impact of the slow down in mortgage banking activities was also reflected in net income for the six-month period.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended June 30, 2007.

                                2nd Qtr  1st Qtr  4th Qtr  3rd Qtr  2nd Qtr
                                 2007     2007     2006     2006     2006
Return on average total assets    0.85%    1.38%     .73%     .26%    1.60%
Return on average total equity    8.92%   14.57%    6.92%    1.95%   12.11%
Average shareholders' equity to
  Average total assets            9.57%    9.45%   10.49%   13.15%   13.20%
Net interest margin
  (tax equivalent)                3.72%    3.68%    3.65%    3.62%    3.66%

Comparison of Statements of Income for the Quarter

Noninterest income, which was slightly more than one-fourth of the Corporation's total revenue for the quarter, was $1.443 million for the second quarter, down 40% from the same period in 2006. The largest contributor to noninterest income, mortgage banking services, decreased 62.1% to $574 thousand from last year's second quarter. As mentioned previously, management resources were diverted from originating and closing loans to address the single problem loan. The level and timing of recognizing income from the mortgage banking business is dependent on many factors related to originating and closing relatively large commercial mortgage loans, and therefore can fluctuate from quarter to quarter. Currently, the mortgage banking business has a strong pipeline of approximately $485 million in projects. In addition to fees generated through the lending process, it also earns fees for servicing a $480 million portfolio of non-recourse loans.
Revenue from service charges on deposit accounts decreased 2.3% from the same period a year ago to $421 thousand for the quarter. Revenue from insurance services decreased to $258 thousand, an 8.2% decrease compared with the second quarter of 2006. Somewhat offsetting the declines in other noninterest income revenue, brokerage services revenue increased $13 thousand, or 19%, as strong stock market performance encouraged more investing activity.

Total interest income increased $84 thousand, or 2.1%, for the three months ended June 30, 2007 compared with the same period in 2006. This improvement for the three-month period resulted from increases in interest and fees on loans. These increases were partially offset by decreases in interest on lower volume of investment securities resulting from last year's sale of securities to fund the stock tender offer.

Total interest expense increased $182 thousand, or 11.8%, in the second quarter of 2007 compared with the same period in 2006. Interest on deposits increased $153 thousand, or 12.4%, during the second quarter of 2007, while interest on total borrowings increased $29 thousand during the period. Looking ahead, the challenge will be to manage funding costs in a higher rate environment. Our focus on cost discipline, retaining and expanding customer relationships, and identifying acquisition opportunities are central to the core components of our growth strategy.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 2007 was $2.33 million compared with $2.42 million for the same period in 2006. The decrease was due primarily to higher funding costs which were partially offset by increases in interest income on loans. The Corporations's net interest margin improved to 3.72% for the second quarter of 2007, compared with 3.66% from the same period a year ago, and compared with 3.68% for the first quarter 2007. Total interest expense was $1.723 million for the second quarter, up $182 thousand from the same period a year ago, due primarily to increased interest expense on deposits. The average rate paid on interest-bearing time deposits increased 33 basis points for the quarter compared with the same period a year ago. Lower volume of earning assets due to last year's stock repurchase and higher funding costs have both impacted our ability to grow net interest income, and our challenge continues to be managing these costs in this rate environment.

No provision for loan losses was recorded for the second quarter of 2007 and 2006 due to the quality of the loan portfolio and the adequacy of the allowance for loan losses.

Noninterest expense decreased to $2.967 million from $3.142 million for the second quarter of last year. The largest component of noninterest expense, salaries and employee benefits, decreased to $1.727 million for the second quarter from $1.882 million a year ago. This decline was due to decreases in incentive and benefit plan contributions. The Coorporation discontinued its defined benefit plan at the end of 2006 and adopted a defined contribution plan for employees' retirement funding. All other major categories of noninterest expense were either relatively flat or had decreases in the second quarter of 2007 when compared with the second quarter of 2006.

Comparison of Statements of Income for the Six-month Period

For the first six months of 2007, noninterest income was $3.760 million, down 15.5% from the same period in 2006. The majority of the decline was a result of mortgage banking services revenue decreasing $709 thousand, or 27.8%, from the same period last year, offset somewhat by the 22.4%, or $232 thousand, improvement it realized the first quarter of this year. Income from insurance services decreased $14 thousand, or 2%, and revenue from trust services decreased $9 thousand, or 6%. These decreases in revenue were partially offset by increases in retail brokerage services of $34 thousand, or 25%, and service charges on deposit accounts of $4 thousand, or 4.8%, when compared with the same period last year.

For the first six months of 2007, total interest income increased $253 thousand when compared with the same period in 2006. This increase in the six-month period of 2007 was primarily due to an $871 thousand increase in interest and fees on loans resulting from $16.2 million higher average loan volume compared with the same period last year. This increase was partially offset by decreases in interest income from securities. The lower volume of securities was the results of selling securities last year to fund the $13.2 million stock repurchase.

The total interest expense for the six-month period ended June 30, 2007 increased $501 thousand, or 17.2%, compared with the same period in 2006. Over this period, the average balances on interest-bearing deposits increased $748 thousand. However, the increase in interest expense was primarily related to higher rates paid on interest-bearing deposits. The rate on time deposits increased 122 basis points comparing the first six months of 2007 with the same period in 2006. Interest on long-term debt decreased $158 thousand, or 30%, for the first six months of 2007, while interest on other short-term borrowings increased $201 thousand for the first six months of 2007. The majority of the short-term increase is due to moving the short-term portion of the long-term debt to short-term.

Net interest income for the first six months of 2007 was slightly lower at $4.632 million compared with $4.880 million for the same period in 2006. Net interest margin was 3.70% for the first six months of 2007, an improvement of 3 basis points from the same period a year ago.

The six-month provision for loan losses of $0 remained unchanged from the comparable period of 2006. Noninterest expense decreased $14 thousand for the first six months of 2007 compared with the same period last year. Salary and employee benefits increased while all other noninterest expense categories decreased when comparing the first six months of 2007 to the same period last year.

Comparison of Financial Condition Statements

At June 30, 2007, total assets were down to $287.4 million from $308.7 million at mid-year 2006. Total loans increased over 7.5% to $130.6 million compared with $121.4 million at June 30, 2006, and increased $5.1 million from the end of 2006. Deposits declined slightly to $225.3 million at the end of the second quarter of 2007, from $227.2 million from the same period in 2006.

The Corporation's loan portfolio of $130.6 million increased 4.1% from the December 31, 2006, level of $125.5 million. Some of this loan growth was originated from strong local economic development due to affordability of real estate and abundance of natural resources. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 45.4% of total assets.

Investment securities and other short-term investments which include federal funds sold and interest-bearing deposits in banks represent 46.2% of total assets. Investment securities decreased $6.3 million and short-term investments increased $1.1 million since December 31, 2006. This resulted in an overall decrease in investments of $5.2 million.

Deposits decreased to $225.3 million at the end of the second quarter of 2007 down $1.9 million from the same period in 2006 and down $1.4 million from the end of last year. At June 30, 2007, total deposits represented 78.4% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

                                             June 30,  December 31,    June 30,
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

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.85% of total loans outstanding at June 30, 2007, compared with 1.93% of loans outstanding at December 31, 2006. Non-performing assets as a percentage of total assets were .84%, an 81 basis point increase over last year. The increase in non-performing assets is primarily related to one large commercial real estate loan that was foreclosed on in July and is expected to be liquidated in the third quarter without a loss to the Corporation. Management considers the allowance for loan losses as of June 30, 2007, adequate to cover potential losses in the loan portfolio.

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

Financial instruments whose contract
amounts represent credit risk (dollars
in thousands):                                June 30,   June 30,
                                                2007       2006
Commitments to extend credit                  $ 19,299   $ 24,741
Standby letters of credit and
financial guarantees                          $     36    $   142

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation's primary market risk lies within its exposure to interest rate movement. The Corporation has no foreign currency exchange rate risk,
commodity price risk, or any other material market risk.   The Corporation
has no trading investment portfolio. As a result, it does not hold any market risk-sensitive instruments, which would be subject to a trading environment characterized by volatile short-term movements in interest rates. Also, the Corporation has no interest rate swaps, or other derivative instruments, that are both designated and effective as hedges or modify the interest rate characteristics of specified assets or liabilities. The Corporation's primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, the Corporation seeks to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. The Corporation attempts to accomplish this objective by structuring the balance sheet so differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation's interest rate risk management is carried out by the Asset/Liability Management Committee operating under policies and guidelines established by Management. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Corporation uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The Corporation maintains an investment portfolio that staggers maturities and provides flexibility over time in managing exposure to changes in interest rates. At any point in time, any imbalances in the repricing opportunities constitute a financial institution's interest rate sensitivity.

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of June 30, 2007, the Corporation's one-year cumulative rate-sensitive assets represented 79% of the cumulative rate-sensitive liabilities. This ratio declined 17 percent when compared to the same period in 2006. Year over year, we have remained liability-sensitive at the one year gap position because a large amount of our long-term debt will be repaid to the Federal Home Loan Bank within the next 12 months. This liability sensitive position will increase the Corporation's exposure to rising interest rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

PART II. - OTHER INFORMATION

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Corporation was held on May 22, 2007. Total shares eligible to vote amounted to 2,614,143. A total of 1,984,053 shares (75.9%) were represented by shareholders in attendance or by proxy.

The following directors were elected to serve one year until the next annual meeting.

Director                      Votes For       Votes Withheld
Cecil H. Barber               1,979,277                4,776
John J. Cole, Jr.             1,979,677                4,376
DeWitt Drew                   1,979,677                4,376
Michael J. McLean             1,979,677                4,376
Richard L. Moss               1,979,677                4,376
Roy H. Reeves                 1,974,397                9,656
Johnny R. Slocumb             1,960,975               23,078
C. Broughton Williams, Jr.    1,979,575                4,478
Marcus R. Wells               1,970,710               13,343
Lane M. Wear                  1,979,577                4,476

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


Date:  August 13, 2007