Form 10-Q
period 2007-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2007-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]     No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).    Yes [ ]     No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                Outstanding At October 15, 2007
 Common Stock, $1 Par Value                               4,293,835

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2007

                               TABLE OF CONTENTS

                                                                         PAGE #

PART I - FINANCIAL INFORMATION

 ITEM 1.   FINANCIAL STATEMENTS

 The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

   a.  Consolidated balance sheets - September 30, 2007 (unaudited) and
       December 31, 2006 (audited).                                           2

   b.  Consolidated statements of income (unaudited) - for the three months
       and the nine months ended September 30, 2007 and 2006.                3

   c.  Consolidated statements of comprehensive income (unaudited) - for the
       three months and the nine months ended September 30, 2007 and 2006.    4

   d.  Consolidated statements of cash flows (unaudited) for the nine months
       ended September 30, 2007 and 2006.                                     5

   e.  Notes to Consolidated Financial Statements                             6

 ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     13

 ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
           ABOUT MARKET RISK                                                 21

 ITEM 4.   CONTROLS AND PROCEDURES                                           22

PART II - OTHER INFORMATION

 ITEM 6.   EXHIBITS                                                          23

 SIGNATURE                                                                   24

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 2007 and December 31, 2006

                                                  (Unaudited)   (Audited)
                                                 September 30, December 31,
                                                     2007         2006
ASSETS
Cash and due from banks                          $ 10,057,671   $ 11,969,567
Interest-bearing deposits in banks                    131,755         83,210
Federal funds sold                                          0        332,000

Investment securities available for sale,
at fair value                                      31,389,212     33,322,855
Investment securities held to maturity (fair
value approximates $97,451,095 and $100,283,068)   98,235,717    102,232,804
Federal Home Loan Bank stock, at cost               1,945,300      1,966,900
    Total investment securities                   131,570,229    137,522,559

Loans                                             127,264,537    125,535,755
Less: Unearned income                                 (39,801)       (43,963)
   Allowance for loan losses                       (2,411,861)    (2,417,140)
    Loans, net                                    124,812,875    123,074,652

Premises and equipment, net                         6,362,602      6,578,997
Foreclosed assets, net                              2,346,510              0
Intangible assets                                   1,386,376      1,750,511
Other assets                                        7,446,291      7,204,926
    Total assets                                 $284,114,309   $288,516,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                   $ 50,099,540   $ 55,013,082
  Money Market                                     15,426,589     24,376,607
  Savings                                          21,112,073     22,228,442
  Certificates of deposit $100,000 and over        29,933,016     25,725,026
  Other time accounts                              66,439,282     65,977,976
    Total interest-bearing deposits               183,010,500    193,321,133
      Noninterest-bearing deposits                 33,183,102     33,387,979
    Total deposits                                216,193,602    226,709,112
 Federal funds purchased                            5,125,000              0
 Other borrowed funds                              16,500,000     15,000,000
 Long-term debt                                    15,228,571     15,228,571
 Other liabilities                                  3,064,808      3,621,820
    Total liabilities                             256,111,981    260,559,503
Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,291,855 and 4,288,555 shares
  issued, respectively                              4,291,855      4,288,555
 Capital surplus                                   31,678,763     31,644,063
 Retained earnings                                 18,088,206     16,763,299
 Accumulated other comprehensive income              (382,476)      (482,588)
 Treasury stock, at cost 1,722,012 shares for
 2007 and 1,648,912 shares for 2006               (25,674,020)   (24,256,410)
    Total stockholders' equity                     28,002,328     27,956,919
    Total liabilities and stockholders' equity   $284,114,309   $288,516,422
                                      -2-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                                        For The Three Months
                                                         Ended September 30,
                                                       (Unaudited) (Unaudited)
                                                          2007        2006
 Interest income:
  Interest and fees on loans                           $2,722,715  $2,527,731
  Interest on taxable securities available for sale       178,683     318,443
  Interest on taxable securities held to maturity         958,825   1,022,457
  Interest on tax exempt securities available for sale    146,938     158,692
  Interest on tax exempt securities held to maturity       50,713      50,723
  Dividends                                                29,542      32,672
  Interest on federal funds sold                                0      16,570
  Interest on deposits in banks                             5,767      17,974
     Total interest income                              4,093,183   4,145,262

 Interest expense:
  Interest on deposits                                  1,412,038   1,404,663
  Interest on federal funds purchased                      77,565      19,297
  Interest on other short-term borrowings                 156,080     101,566
  Interest on long-term debt                              182,332     200,276
     Total interest expense                             1,828,015   1,725,802
     Net interest income                                2,265,168   2,419,460
 Provision for loan losses                                      0           0
 Net interest income after provision for loan losses    2,265,168   2,419,460

 Noninterest income:
  Service charges on deposit accounts                     453,973     438,645
  Income from trust services                               67,602      76,202
  Income from retail brokerage services                    81,492      68,193
  Income from insurance services                          256,806     236,993
  Income from mortgage banking services                   607,165     944,019
  Net gain(loss) on disposition of assets                   1,562       9,970
  Net gain(loss) on sale of credit card portfolio         247,531           0
  Net gain(loss) on sale of securities                          0    (564,455)
  Other income                                             63,162      36,617
     Total noninterest income                           1,779,293   1,246,184
  Noninterest expense:
  Salaries and employee benefits                        1,671,310   1,761,564
  Occupancy expense                                       222,627     220,584
  Equipment expense                                       163,856     160,106
  Data processing expense                                 180,078     183,044
  Amortization of intangible assets                       121,379     550,234
  Other operating expenses                                635,994     778,859
     Total noninterest expenses                         2,995,244   3,654,391
     Income before income taxes                         1,049,217      11,253
 Provision for income taxes                               271,430    (186,553)
     Net income                                        $  777,787  $  197,806
 Earnings per share of common stock:
  Net income, basic                                    $     0.30  $     0.06
  Net income, diluted                                  $     0.30  $     0.06
  Dividends declared                                   $     0.14  $     0.13
 Weighted average shares outstanding                    2,574,964   3,233,782
 Diluted average shares outstanding                     2,584,309   3,246,158
                                      -3-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                                         For The Nine Months
                                                         Ended September 30,
                                                       (Unaudited) (Unaudited)
                                                          2007        2006
 Interest income:
  Interest and fees on loans                           $7,873,655  $6,807,930
  Interest on taxable securities available for sale       556,165     982,162
  Interest on taxable securities held to maturity       2,900,135   3,149,551
  Interest on tax exempt securities available for sale    453,053     476,051
  Interest on tax exempt securities held to maturity      152,148     152,175
  Dividends                                                91,388      93,191
  Interest on federal funds sold                              427     149,274
  Interest on deposits in banks                           108,447     123,813
     Total interest income                             12,135,418  11,934,147

 Interest expense:
  Interest on deposits                                  4,179,449   3,713,123
  Interest on federal funds purchased                      86,610      25,497
  Interest on other short-term borrowings                 414,818     162,654
  Interest on long-term debt                              557,585     733,199
     Total interest expense                             5,238,462   4,634,473
     Net interest income                                6,896,956   7,299,674
 Provision for loan losses                                      0           0
 Net interest income after provision for loan losses    6,896,956   7,299,674

 Noninterest income:
  Service charges on deposit accounts                   1,291,770   1,272,450
  Income from trust services                              207,579     225,320
  Income from retail brokerage services                   253,492     206,278
  Income from insurance services                          887,903     882,166
  Income from mortgage banking services                 2,444,974   3,490,334
  Net gain(loss) on disposition of assets                  12,951      15,047
  Net gain(loss) on sale of credit card portfolio         247,531           0
  Net gain(loss) on sale of securities                          0    (564,455)
  Other income                                            192,884     167,846
     Total noninterest income                           5,539,084   5,694,986
 Noninterest expense:
  Salaries and employee benefits                        5,377,530   5,431,356
  Occupancy expense                                       635,431     635,123
  Equipment expense                                       475,748     479,314
  Data processing expense                                 515,145     526,631
  Amortization of intangible assets                       364,136     795,676
  Other operating expenses                              1,794,190   1,966,936
     Total noninterest expenses                         9,162,180   9,835,036
     Income before income taxes                         3,273,860   3,159,624
 Provision for income taxes                               863,946     658,710
     Net income                                        $2,409,914  $2,500,914
 Earnings per share of common stock:
  Net income, basic                                    $     0.93  $     0.77
  Net income, diluted                                  $     0.93  $     0.76
  Dividends declared                                   $     0.42  $     0.39
 Weighted average shares outstanding                    2,592,786   3,246,386
 Diluted average shares outstanding                     2,602,783   3,267,627

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                   For The Three Months
                                                   Ended September 30,
                                                (Unaudited)   (Unaudited)
                                                   2007          2006
Net income                                      $  777,787    $  197,806
 Other comprehensive income, net of tax:
  Unrealized gain(loss) on securities
     available for sale, net of tax benefit of
     $142,746 and $442,614 for the quarter
                                                   277,095       859,191
 Total comprehensive income                     $1,054,882    $1,056,997

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  For The Nine Months
                                                  Ended September 30,
                                                (Unaudited)   (Unaudited)
                                                   2007          2006
Net income                                      $2,409,914    $2,500,914
 Other comprehensive income, net of tax:
  Unrealized gain(loss) on securities
     available for sale, net of tax benefit of
     $51,573 and $149,073 for the year             100,112       289,375
 Total comprehensive income                     $2,510,026    $2,790,289

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     For The Nine Months
                                                     Ended September 30,
                                                     (Unaudited)  (Unaudited)
                                                        2007         2006
Cash flows from operating activities:
 Net income                                          $ 2,409,914  $ 2,500,914
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                           556,196      584,263
  Net amortization and accretion of
   investment securities                                  (8,390)        (355)
  Amortization of intangibles                            364,136      795,676
  Net loss(gain) on sale of credit card portfolio       (247,531)           0
  Net loss(gain) on sale and disposal of assets          (12,952)     559,078
  Net change in funds related to mortgage banking
   activities                                           (402,054)   2,397,269
  Change in other assets                                (241,368)    (439,451)
  Change in other liabilities                           (206,531)    (237,289)
    Net cash provided by operating activities          2,211,420    6,160,105

Cash flows from investing activities:
 Proceeds from maturities of securities
  held to maturity                                     4,090,806    5,000,000
 Proceeds from maturities of securities
  available for sale                                   1,533,900      130,511
 Proceeds from sale of securities available for sale   1,000,000   13,435,545
 Purchase of securities held to maturity                       0   (2,000,000)
 Purchase of securities available for sale              (512,300)           0
 Net change in other short-term investments              332,000   (7,967,622)
 Proceeds from sale of credit card portfolio           1,805,006            0
 Net change in loans                                  (5,792,971) (22,314,119)
 Purchase of premises and equipment                     (343,586)    (370,518)
 Proceeds from sales of other assets                     167,500       29,638
 Net change in interest-bearing deposits in banks        (48,545)   6,769,299
    Net cash provided(used) for investing activities   2,231,810   (7,287,266)

Cash flows from financing activities:
 Net change in deposits                              (10,515,510)   4,457,978
 Increase in federal funds purchased                   5,125,000            0
 Payment of short-term debt                          (15,000,000)           0
 Proceeds from issuance of short-term debt            11,500,000            0
 Proceeds from issuance of long-term debt              5,000,000            0
 Cash dividends declared                              (1,085,006)  (1,187,418)
 Proceeds from the exercise of stock options              38,000      183,206
 Payment for common stock                             (1,417,610)    (720,393)
    Net cash provided(used) for financing activities  (6,355,126)   2,733,373

Increase(decrease) in cash and due from banks         (1,911,896)   1,606,212
Cash and due from banks - beginning of period         11,969,567   11,699,277
Cash and due from banks - end of period              $10,057,671  $13,305,489
NONCASH ITEMS:
 Increase in foreclosed properties
  and decrease in loans                              $ 2,497,273  $         0
 Unrealized gain(loss) on securities
  available for sale                                 $   100,112  $   289,375
                                      -6-

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

Principles of Consolidation

The consolidated financial statements include the accounts of Southwest Georgia Financial Corporation and its wholly-owned Subsidiaries, Southwest Georgia Bank (the "Bank") and Empire Financial Services, Inc. ("Empire"). All significant inter-company accounts and transactions have been eliminated in the consolidation.

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

Cash and Due from Banks Balances and Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include cash on hand, cash items in process of collection and deposit amounts due from banks. Cash flows from loans, federal funds sold, and interest bearing deposits with banks are reported separately and net. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit

Insurance Corporation up to $100,000. Uninsured deposits aggregate to $2,670,510 at September 30, 2007.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during third quarter 2007 were $53,326 and $149,230 for the nine-month period.

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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. This quarter the Federal Reserve Bank lowered short-term rates to 4.75%. From July 2004 to September 2007, short-term rates were increased seventeen times, or 4.25%, and in September 2007 the rate was decreased 50 basis points.

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

As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 79% of third quarter 2007 net interest income and 30% of third quarter 2007 total revenue. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of September 30, 2007 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2007, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At September 30, 2007, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2007, total capital increased $45 thousand to $28 million. Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 73,100 shares of its common stock during the first nine months of 2007 at an average price of $19.39 per share. There are approximately 100,000 shares authorized to be repurchased under the current program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.86% as of September 30, 2007. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, repurchasing shares, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2007, was $778 thousand compared with a net income of $198 thousand for the same period in 2006, representing an increase of $580 thousand. Last year's third quarter was negatively impacted by a $564 thousand loss on the sale of securities and expenses of approximately $160 thousand associated with a repurchase of 575,000 shares through a stock tender. Additionally during that quarter, large payoffs in the loan servicing portfolio increased the amortization of intangible assets by $429 thousand.

On a per share basis, net income for the third quarter increased to $.30 per diluted share compared with $.06 per diluted share for the same quarter in 2006. The weighted average common diluted shares outstanding for the quarter were 2.584 million, down 20% from the previous comparable quarter. This decrease in average quarterly diluted shares was due to the Corporation's last year's stock tender offer and the stock repurchase program. Because of our strong capital position, we continued with the stock repurchase program that began in January 2000.

For the first nine months of 2007, net income was $2.410 million compared with net income of $2.501 million for the same period in 2006. Earnings per diluted share for the first nine months of 2007 were $0.93, up 22% compared with earnings per diluted share of $.76 for the same period in 2006. The quarterly impact of the slow down in mortgage banking activities was also reflected in net income for the nine-month period.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended September 30, 2007.

                                 3rd Qtr  2nd Qtr  1st Qtr  4th Qtr  3rd Qtr
                                  2007     2007     2007     2006     2006
Return on average total assets     1.09%    0.85%    1.38%     .73%     .26%
Return on average total equity    11.17%    8.92%   14.57%    6.92%    1.95%
Average shareholders' equity to
  Average total assets             9.76%    9.57%    9.45%   10.49%   13.15%
Net interest margin
  (tax equivalent)                 3.71%    3.72%    3.68%    3.65%    3.62%

Comparison of Statements of Income for the Quarter

Noninterest income was $1.779 million for the third quarter, compared with $1.810 million for the same period in 2006, adjusted for the $564 thousand loss on the sale of securities to fund the tender offer. During the current quarter, we sold the retail credit card portfolio which increased noninterest income by a gain on sale of $248 thousand. The largest contributor to noninterest income, mortgage banking services, had $607 thousand in revenue, a 35.7% decrease compared with the third quarter of 2006. The level and timing of recognizing income from the mortgage banking business is dependent on many factors related to originating and closing relatively large commercial mortgage loans, and therefore can fluctuate from quarter to quarter. Quarterly income from service charges on deposit accounts was $454 thousand, up 3.5% compared with the same period in 2006. Revenue from insurance services for the quarter was $257 thousand, up 8.4% compared with the same period last year. Revenue from trust and brokerage services for the quarter was $149 thousand, up 3.3% compared with the third quarter of 2006.

Total interest income decreased $52 thousand, or 1.3%, for the three months ended September 30, 2007 compared with the same period in 2006. This decrease for the three-month period resulted from a reduction in interest on a lower volume of investment securities resulting from last year's sale of securities to fund the stock tender offer. This decrease was partially offset by an increase of $195 thousand in interest and fees on loans for the third quarter 2007 when compared to the same period in 2006.

Total interest expense increased $102 thousand, or 5.9%, in the third quarter of 2007 compared with the same period in 2006. Interest on deposits increased $7 thousand, or .5%, during the third quarter of 2007. While interest on federal funds purchased increased $59 thousand and interest on the short-term portion of long-term debt increased $54 thousand, it was partially offset by a decrease of $18 thousand in interest on long-term debt during the period. This temporary short-term borrowings need resulted from repaying some Federal Home Loan Bank debt and reaching a low point in our seasonal deposit level. Looking ahead, the challenge will be to manage funding costs in a declining rate environment. Our focus on cost discipline, retaining and expanding customer relationships, and identifying acquisition opportunities are the core components of our growth strategy.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 2007 was $2.265 million compared with $2.419 million for the same period in 2006. The decrease was due primarily to funding costs increasing at a faster rate than increases in interest income on loans and short term investments. Total interest expense was $1.828 million for the third quarter, up $102 thousand from the same period a year ago. The increase in total interest expense was primarily higher interest expense on federal funds purchased and the Federal Home Loan Bank debt. These increases were due to $4.3 million larger average balance of federal funds purchased and 81 basis points higher average rate paid on Federal Home Loan Bank debt for this quarter compared with the same period a year ago. The Corporation's net interest margin improved to 3.71% for the third quarter of 2007 compared with 3.62%
from the same period a year ago, and down slightly when compared with 3.72% for the second quarter 2007. The average rate paid on interest-bearing deposits increased 16 basis points and the average volume of interest-bearing deposits declined $9 million for the quarter compared with the same period a year ago. Higher funding costs have impacted our ability to grow net interest income, and our challenge continues to be managing these costs in a declining rate environment.

No provision for loan losses was recorded for the third quarters of 2007 and 2006 due to the quality of the loan portfolio and the adequacy of the allowance for loan losses.

Noninterest expense decreased to $2.995 million from $3.654 million for the third quarter of last year. The bulk of this decrease occurred in the amortization of intangible assets which had a one-time adjustment of $429 thousand in the third quarter of 2006. This additional amortization of intangible assets resulted from large payoffs in the loan servicing portfolio last year. Also, the Corporation incurred expenses of $160 thousand associated with the repurchase of shares through a stock tender during the third quarter of 2006. The decrease in salary and employee benefits is due to declines in performance incentives when compared with the same quarter a year ago. All other major categories of noninterest expense were relatively flat for the quarter when compared with the third quarter of 2006.

Comparison of Statements of Income for the Nine-month Period

Total noninterest income was $5.539 million for the first nine months of 2007, down 2.7% from the same period in 2006. Mortgage banking services decreased $1.045 million to $2.445 million from the same period last year. Service charges on deposit accounts increased 1.5% to $1.292 million, income from insurance services increased .7% to $888 thousand and revenue from trust services and retail brokerage services increased 7% to $461 thousand when comparing the first nine months of 2007 to the same period last year.

For the first nine months of 2007, total interest income increased $201 thousand when comparing it with the same period in 2006. The bulk of the increase was in interest and fees on loans resulting from $11.6 million growth in average volume of loans for the nine-month period compared with the same period last year. This increase was partially offset by decreases in interest income from securities. The lower volume of securities was the results of selling securities last year to fund the $13.2 million stock repurchase.

The total interest expense for the nine-month period ended September 30, 2007 increased $604 thousand, or 13%, compared with the same period in 2006. Over this period, the average balances on interest-bearing deposits decreased $2.5 million. However, the increase in interest expense was primarily related to higher rates paid on interest-bearing deposits and increased interest expense on a larger average volume of short and long-term debt. The rate on time deposits increased 107 basis points comparing the first nine months of 2007 with the same period in 2006. Interest on both the short-term portion of long-term and long-term debt increased $76 thousand, or 8.5%, for the first nine months of 2007 compared with 2006, while interest on federal funds purchased increased $62 thousand for the first nine months of 2007. The majority of the short-term increase is due to moving the short-term portion of the long-term debt to short-term.

Net interest income for the first nine months of 2007 declined 5.5% to $6.897 million compared with the same period in 2006. During the nine-month period ended September 30, 2007, the Corporation's net interest margin was 3.70% compared with 3.65% for the same period in 2006.

The nine-month provision for loan losses of $0 remained unchanged from the comparable period of 2006. Noninterest expense decreased $673 thousand for the first nine months of 2007 compared with the same period last year. The bulk of this decrease occurred in the amortization of intangible assets which had a one-time adjustment of $429 thousand in the third quarter of 2006. This additional amortization of intangible assets resulted from large payoffs in the loan servicing portfolio last year. Also, the Corporation incurred expenses of $160 thousand associated with the repurchase of shares through a stock tender during the third quarter of 2006. The decrease in salary and employee benefits is due to declines in performance incentives when compared with the same quarter a year ago. All other major categories of noninterest expense were relatively flat for the first nine months when compared with the same period last year.

Comparison of Financial Condition Statements

At September 30, 2007, total assets were $284.1 million, a 1.5% decrease from December 31, 2006. The majority of the decrease in assets occurred in investment securities of $5.9 million, federal funds sold of $332 thousand, and in cash and due from banks of $1.9 million. These decreases were partially offset by increases of $1.7 million in loans and $2.3 million in foreclosed assets.

The Corporation's loan portfolio of $127.2 million increased 1.4% from the December 31, 2006, level of $125.5 million. Some of this loan growth was originated from strong local economic development due to affordability of real estate and abundance of natural resources. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 44.8% of total assets.

Investment securities and other short-term investments which include federal funds sold and interest-bearing deposits in banks represent 46.4% of total assets. Investment securities decreased $5.9 million and short-term investments have remained relatively flat since December 31, 2006.

Deposits decreased to $216.2 million at the end of the third quarter of 2007, down $10.1 million from the same period in 2006 and down $10.5 million from the end of last year. The majority of the deposits decreases occurred in money market accounts. At September 30, 2007, total deposits represented 76.1% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consist of the following:

                                         September    December     September
                                         30, 2007     31, 2006     30, 2006
Advance from Federal Home Loan Bank with
a 2.85% fixed rate of interest maturing
March 11, 2013. (convertible to a
variable rate at option of Federal Home
Loan Bank on March 11, 2008),
(transferred to short-term borrowings).            0    5,000,000    5,000,000

Advance from Federal Home Loan Bank with
a 3.85% fixed rate of interest maturing
April 30, 2014, (convertible to a
variable rate at option of Federal Home
Loan Bank on April 30, 2009).             10,000,000   10,000,000   10,000,000

Advance from Federal Home Loan Bank with
a 5.24% fixed rate of interest maturing
February 6, 2009.                          5,000,000            0            0

Advance from Federal Home Loan Bank with
a 5.21% fixed rate of interest due in
annual installments maturing
December 17, 2008.                           228,571      228,571      342,857

Total long-term debt                     $15,228,571  $15,228,571  $15,342,857

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.90% of total loans outstanding at September 30, 2007, compared with 1.93% of loans outstanding at December 31, 2006. Non-performing assets as a percentage of total assets was .87%, an 86 basis point increase from last year. Management considers the allowance for loan losses as of September 30, 2007, adequate to cover potential losses in the loan portfolio.

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

Financial instruments whose contract
amounts represent credit risk (dollars
in thousands):
                                        September 30, September 30,
                                            2007          2006
Commitments to extend credit            $ 11,957      $ 21,338
Standby letters of credit and
financial guarantees                    $     36      $    142

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of September 30, 2007, the Corporation's one-year cumulative rate-sensitive assets represented 88% of the cumulative rate-sensitive liabilities compared with 83% for the same period in 2006. This change in the cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. We are slightly liability-sensitive at the one year gap position. This improved change to a more balanced position is mainly due to the Corporation's increasing amount of maturing investment securities coming due in the next twelve months. This balanced position will decrease the Corporation's exposure to changing interest rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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


Date:  November 13, 2007