Form 10-K
period 2007-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2008-03-28
CIK 315849

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                   Form 10-K

[ X ]	Annual report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                  For the fiscal year ended December 31, 2007

[   ]	Transition report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

           For the transition period from __________ to __________.

                      Commission file number      1-12053

                    Southwest Georgia Financial Corporation
            (Exact Name of Corporation as specified in its charter)
           Georgia                                 58-1392259
(State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

        201 First Street, S. E.                     31768
           Moultrie, Georgia                      (Zip Code)
(Address of principal executive offices)

    (Corporation's telephone number, including area code)   (229) 985-1120

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]     No [   ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated file," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchage Act.

      Large accelerated filer [ ]          Accelerated filer [ ]
        Non-accelerated filer [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [ ]     No [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2007: $38,001,882 based on 1,933,938 shares at the price of $19.65 per share.

As of March 24, 2008, 4,293,835 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for the 2008 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.


TABLE OF CONTENTS

PART I
        Item 1.      Business
        Item 1A.     Risk Factors
        Item 1B.     Unresolved Staff Comments
        Item 2.      Properties
        Item 3.      Legal Proceedings
        Item 4.      Submission of Matters to a Vote of Security Holders

PART II
        Item 5.      Market Price of and Dividends on the Corporation's Common
                      Equity and Related Stockholder Matters
        Item 6.      Selected Financial Data
        Item 7.      Managements Discussion and Analysis of Financial
                      Condition and Results of Operations
        Item 7A.     Quantitative and Qualitative Disclosures About Market
                      Risk
        Item 8.      Financial Statements and Supplementary Data
        Item 9.      Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure
        Item 9A(T).  Controls and Procedures
        Item 9B.     Other Information

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

Markets
The Corporation conducts banking activities in multiple counties in southwest Georgia. Agriculture plays an important part in the economy of the Bank's market area. A large portion of Georgia's produce crops, which include turnips, cabbage, sweet potatoes, and squash, and producers of tobacco, peanuts, and cotton are in the Bank's market. In addition, manufacturing firms, service industries, and retail stores employ a large number of residents. Apparel, lumber and wood products, and textile manufacturers are among the various types of manufacturers located in the Bank's market.
Empire provides mortgage banking services which includes underwriting, construction, and long-term financing of commercial properties principally throughout the Southeastern United States.

Deposits
The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2007, the Corporation's deposit base, totaling $216,792,690, consisted of $35,373,243 in noninterest-bearing demand deposits (16.3% of total deposits), $65,116,959 in interest-bearing demand deposits including money market accounts (30.0% of total deposits), $20,560,963 in savings deposits (9.5% of total deposits), $66,152,788 in time deposits in amounts less than $100,000 (30.5% of total deposits), and $29,588,737 in time deposits of $100,000 or more (13.7 % of total deposits).

Loans
The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2007, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 7.0%, 74.6% and 18.4%, respectively, of the Bank's total loan portfolio.

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

Servicing and Origination Fees on Loans
The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and are recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2007, Bank revenue received from mortgage banking services was $2,814,065 compared with $3,978,271 in 2006. All of this income was from Empire except for $40,438 in 2007 and $34,091 in 2006, which was mortgage banking income from the Bank.

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

Employees
The Bank had 115 full-time employees at December 31, 2007. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition
The banking business is highly competitive. The Bank and Empire compete with other depository institutions and other financial service organizations, including brokers, finance companies, savings and loan associations, credit unions and certain governmental agencies. The Bank ranks first in deposit market share in Colquitt County and third in Worth County. The Bank is the only bank operating in Baker County and has a growing presence in Thomas County.

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


The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Deposit Insurance Corporation
(the "FDIC") has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2007, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled approximately $1.6 million. For 2007, the Corporation's cash dividend payout to stockholders was $1.4 million, or 84% of net income.

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

The Corporation is a registered bank holding company subject to regulation by the Board of Governors of Federal Reserve under the Bank Holding
Corporation Act of 1956, as amended (the "Act"). The Corporation is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.

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

The Bank is regularly examined by the FDIC. As a state banking association organized under Georgia law, the Bank is subject to the supervision of, and is regularly examined by, the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.

Capital Adequacy.
The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital to risk-weighted assets of 8%; and (2) a minimum Tier I Capital to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier I Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. "Tier I Capital" generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 4% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The
Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the "OCC") and the Federal Reserve consider interest rate risk in the overall determination of a bank's capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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

To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2007 and 2006, the most recent notifications from the FDIC categorized the Bank as "well capitalized" under current regulations.

Commercial Real Estate.
In December, 2007 the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that recent increases in banks' commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. The Bank has a concentration in commercial real estate loans in excess of those defined levels. Management believes that the Corporation's credit processes and procedures meet the risk management standards dictated by this guidance, but it is not yet possible to determine the impact this guidance may have on examiner attitudes with respect to the Bank's real estate concentrations, which attitudes could effectively limit increases in the Bank's loan portfolios and require additional credit administration and management costs associated with those portfolios.

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

Available Information
The Corporation is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports, proxy statements, and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549. You may also obtain copies of the reports, proxy statements, and other information from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330. The SEC maintains an Internet website at www.sec.gov where you can access reports, proxy, information and registration statements, and other information regarding Corporations that file electronically with the SEC through the EDGAR system.

The Corporation's Internet website address is www.sgfc.com.

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors.

The principal executive officers of the Corporation and their ages, positions with the Corporation, and terms of office as of January 31, 2008, are as follows:

                                                               Officer of The
                        Principal Position                    Corporation and
Name (Age)             of Corporation and Bank                   Bank Since
DeWitt Drew           Chief Executive Officer and President         1999
  (51)                of the Corporation and Bank

John J. Cole, Jr.     Executive Vice President of the               1984
  (57)                Corporation and Executive Vice President
                      and Cashier of the Bank

C. Wallace Sansbury   Executive Vice President of the               1996
  (65)                Corporation and Bank

George R. Kirkland    Senior Vice President and Treasurer           1991
  (57)                of the Corporation and Senior Vice
                      President and Comptroller of the Bank

                                                               Officer of The
Name (Age)            Principal Position of Bank                 Bank Since
J. David Dyer, Jr.      Senior Vice President of the Bank           2002
  (60)                  and Chief Executive Officer and
                        President of Empire

Randall L. Webb, Jr.    Senior Vice President of the Bank           1994
  (59)

Geraldine Ferrone Luff  Senior Vice President of the Bank           1995
  (61)

J. Larry Blanton        Senior Vice President of the Bank           2000
  (61)

Vayden (Sonny)          Senior Vice President of the Bank           2000
 Murphy, Jr.
  (55)

Morris I. Bryant        Senior Vice President of the Bank           2004
  (66)

The following is a brief description of the business experience of the principal executive officers of the Corporation and Bank. Except as otherwise indicated, each principal executive officer has been engaged in their present or last employment, in the same or similar position, for more than five years.

Mr. Drew is a director of Southwest Georgia Financial Corporation and Southwest Georgia Bank and was named President and Chief Executive Officer in May 2002. Previously he served as President and Chief Operating Officer beginning in 2001 and Executive Vice President in 1999 of Southwest Georgia Financial Corporation and Southwest Georgia Bank.

Mr. Cole is a director of Southwest Georgia Financial Corporation and Southwest Georgia Bank and became Executive Vice President and Cashier of the Bank and Executive Vice President of the Corporation in 2002. Previously, he had been Senior Vice President and Cashier of the Bank and Senior Vice President of the Corporation as well as serving other positions since 1984.

Mr. Sansbury became Executive Vice President of the Bank and Corporation in December 2006. Previously, he had served as Vice President of the Bank and Corporation since 1996.

Mr. Kirkland became Senior Vice President and Treasurer of the Corporation and Senior Vice President and Comptroller of the Bank in 1993.

Mr. Dyer became Senior Vice President of the Bank in 2002. He also serves as Chief Executive Officer and President of Empire, a wholly owned subsidiary of the Bank. Mr. Dyer has served as Chief Executive Officer and President of Empire since forming the firm in 1985.

Mr. Webb became Senior Vice President of the Bank in 1997. Previously, he had been Vice President of the Bank since 1994 and Assistant Vice President of the Bank since 1984.

Mrs. Luff became Senior Vice President in 2000 and Vice President of the Bank in 1995. Previously, she had been Assistant Vice President of the Bank since 1988.

Mr. Blanton became Senior Vice President of the Bank in 2001. Previously, he had served as Vice President of the Bank since 2000 and in various other positions with the Bank since 1999.

Mr. Murphy became Senior Vice President of the Bank in 2007 and Vice President of the Bank and Corporation in 2006. Previously, he had been Assistant Vice President of the Bank since 2000.

Mr. Bryant became Senior Vice President of the Bank in 2004. Previously, he was employed by Sylvester Banking Company in Sylvester, Georgia, as Vice President and Cashier since 1969.



Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2007, 2006, and 2005, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

                                           Year Ended December 31, 2007
                                            Average
                                            Balance    Interest    Rate
ASSETS                                         (Dollars in thousands)
Cash and due from banks                  $   11,468     $   -        - %

Earning assets:
 Interest-bearing deposits with banks         3,559         174    4.90%
 Loans, net (a) (b) (c)                     124,853      10,352    8.29%
 Taxable investment securities
  held to maturity                          111,187       4,535    4.08%
 Nontaxable investment securities
  held to maturity (c)                        5,236         307    5.86%
 Nontaxable investment securities
  available for sale (c)                     13,362         901    6.74%
 Other investment securities                  2,032         121    5.95%
 Federal funds sold                               0           0

Total earning assets                        260,229      16,390    6.30%
Premises and equipment                        6,462
Other assets                                  9,559

Total assets                             $  287,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits    $    36,060     $   -        - %

Interest-bearing liabilities:
 NOW accounts                                48,601         263     0.54%
 Money market deposit accounts               21,257         605     2.85%
 Savings deposits                            22,371         399     1.78%
 Time deposits                               94,239       4,316     4.58%
 Federal funds purchased                      1,866         101     5.41%
 Other borrowings                            32,347       1,289     3.98%

Total interest-bearing liabilities          220,681       6,973     3.16%
Other liabilities                             3,132

Total liabilities                           259,873

Common stock                                  4,290
Surplus                                      31,661
Retained earnings                            17,240
Less treasury stock                       (  25,346)
Total shareholders' equity                   27,845
Total liabilities and shareholders'
 equity                                 $   287,718

Net interest income and margin                          $ 9,417     3.62%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees of $405,000.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 %.

                                          Year Ended December 31, 2006
                                          Average
                                          Balance     Interest     Rate
ASSETS                                        (Dollars in thousands)
Cash and due from banks                 $  12,477       $   -        -  %

Earning assets:
 Interest-bearing deposits with banks       3,609           171     4.74%
 Loans, net (a) (b) (c)                   116,782         9,365     8.02%
 Taxable investment securities
  held to maturity                        129,619         5,350     4.13%
 Nontaxable investment securities
  held to maturity (c)                      5,237           307     5.86%
 Nontaxable investment securities
  available for sale (c)                   14,408           954     6.62%
 Other investment securities                2,201           125     5.68%
 Federal funds sold                         4,284           202     4.72%

Total earning assets                      276,140        16,474     5.97%
Premises and equipment                      6,766
Other assets                                9,503

Total assets                            $ 304,886

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits    $  36,032       $   -        -  %

Interest-bearing liabilities:
 NOW accounts                              55,023           315     0.57%
 Money market deposit accounts             21,759           827     3.80%
 Savings deposits                          23,928           449     1.88%
 Time deposits                             90,353         3,587     3.97%
 Federal funds purchased                      476            26     5.46%
 Other borrowings                          34,475         1,176     3.41%

Total interest-bearing liabilities        226,014         6,380     2.82%
Other liabilities                           4,868

Total liabilities                         266,914

Common stock                                4,274
Surplus                                    31,385
Retained earnings                          14,975
Less treasury stock                     (  12,662)
Total shareholders' equity                 37,972
Total liabilities and shareholders'
 equity                                 $ 304,886

Net interest income and margin                          $10,094     3.66%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees of $409,000.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 %.

                                          Year Ended December 31, 2005
                                          Average
                                          Balance     Interest     Rate
ASSETS                                        (Dollars in thousands)
Cash and due from banks                 $  11,462       $   -        -  %

Earning assets:
 Interest-bearing deposits with banks       5,715           182     3.18%
 Loans, net (a) (b) (c)                   102,071         7,719     7.56%
 Taxable investment securities
  held to maturity                        142,654         5,973     4.19%
 Nontaxable investment securities
  held to maturity (c)                      5,313           314     5.91%
 Nontaxable investment securities
  available for sale (c)                   14,690           955     6.50%
 Other investment securities                2,215            92     4.15%
 Federal funds sold                           253            10     3.95%

Total earning assets                      272,911        15,245     5.59%
Premises and equipment                      6,771
Other assets                                9,250

Total assets                            $ 300,394

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits    $  35,422       $   -        -  %

Interest-bearing liabilities:
 NOW accounts                              53,453           253     0.47%
 Money market deposit accounts             13,458           302     2.24%
 Savings deposits                          27,565           354     1.28%
 Time deposits                             91,215         2,485     2.72%
 Federal funds purchased                      256             9     3.52%
 Other borrowings                          34,968         1,173     3.35%

Total interest-bearing liabilities        220,915         4,576     2.07%
Other liabilities                           4,449

Total liabilities                         260,786

Common stock                                4,264
Surplus                                    31,220
Retained earnings                          13,566
Less treasury stock                    (    9,442)
Total shareholders' equity                 39,608
Total liabilities and shareholders'
 equity                                 $ 300,394

Net interest income and margin                          $10,669     3.91%

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

                                                                 Due To
                                                  Increase    Changes In (a)
                                2007     2006    (Decrease)    Volume  Rate
                                          (Dollars in Thousands)
Interest earned on:
 Interest-bearing
  deposits with banks          $   174   $   171  $     3    $(   3)  $    6
 Loans, net (b)                 10,352     9,365      987       664      323
 Taxable investment
  securities held to maturity    4,535     5,350   (  815)    ( 751)   (  64)
 Nontaxable investment
  securities held to
  maturity (b)                     307       307        0         0        0
 Nontaxable investment
  securities available
  for sale (b)                     901       954   (   53)    (  70)      17
 Other investment securities       121       125   (    4)    (  10)       6
 Federal funds sold                  0       202   (  202)    ( 101)   ( 101)

Total interest income           16,390    16,474   (   84)    ( 271)     187

Interest paid on:
 NOW accounts                      263       315   (   52)    (  36)   (  16)
 Money market deposit accounts     605       827   (  222)    (  19)   ( 203)
 Savings deposits                  399       449   (   50)    (  27)   (  23)
 Time deposits                   4,316     3,587      729       159      570
 Federal funds purchased           101        26       75        75        0
 Other borrowings                1,289     1,176      113     (  67)     180

Total interest expense           6,973     6,380      593        85      508

Net interest earnings          $ 9,417   $10,094  $(  677)   $( 356)  $( 321)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 % for 2007 and 2006 in adjusting interest on nontaxable loans and securities to a fully taxable basis.



                                                                 Due To
                                                  Increase    Changes In (a)
                                2006     2005    (Decrease)  Volume    Rate
                                           (Dollars in thousands)
Interest earned on:
 Interest-bearing
  deposits with banks          $   171   $   182  $(   11)  $   34   $(   45)
 Loans, net (b)                  9,365     7,719    1,646    1,157        489
 Taxable investment
  securities held to maturity    5,350     5,973   (  623)   ( 538)   (   85)
 Nontaxable investment
  securities held to
  maturity (b)                     307       314   (    7)   (   4)   (    3)
 Nontaxable investment
  securities available
  for sale (b)                     954       955   (    1)       0    (    1)
 Other investment securities       125        92       33    (   1)       34
 Federal funds sold                202        10      192      190         2

Total interest income           16,474    15,245    1,229      838       391

Interest paid on:
 NOW accounts                      315       253       62        7        55
 Money market deposit accounts     827       302      525      247       278
 Savings deposits                  449       354       95    (  38)      133
 Time deposits                   3,587     2,485    1,102    (  23)    1,125
 Federal funds purchased            26         9       17       10         7
 Other borrowings                1,176     1,173        3    (  13)       16

Total interest expense           6,380     4,576    1,804      190     1,614

Net interest earnings          $10,094   $10,669  $(  575)  $  648   $(1,223)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34 % for 2006 and 2005 in adjusting interest on nontaxable loans and securities to a fully taxable basis.



Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                            Year Ended December 31,
                                      2007           2006           2005
                                            (Dollars in thousands)
Securities held to maturity:
U. S. Government Agencies            $  82,991       $  96,997      $ 100,002
State and municipal                      5,235           5,236          6,777
Total securities held to maturity    $  88,226       $ 102,233      $ 106,779

Securities available for sale:
Equity securities                    $      30       $   1,059      $   1,043
U. S. Government Agencies               17,890          18,473         32,925
State and municipal                     12,973          13,381         13,500
Mortgage backed                            295             410            575
Total securities available for sale  $  31,188       $  33,323      $  48,043

The following table shows the expected maturities of debt securities at December 31, 2007, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Mortgage backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancings and other early payoffs.

                                         MATURITY
                                 After One       After Five
                   Within        But Within      But Within        After
                  One Year       Five Years      Ten Years       Ten Years
               Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                                   (Dollars in thousands)
Debt Securities:
U. S.
 Government
 Agencies     $18,952  3.46%   $81,929  4.15%   $  -      - %  $  -      - %
State and
 municipal      3,818  6.90%    13,048  6.40%    1,342  7.04%     -      - %
Mortgage
 backed           -      - %       183  5.92%      112  6.47%     -      - %

Total         $22,770  4.04%   $95,160  4.46%   $1,454  7.00%  $  -      - %

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2007 and 2006, securities carried at approximately $25,697,000, and $37,312,000 were pledged to secure public and trust deposits as required by law, and $32,000,000 and $30,343,000 were pledged to secure Federal Home Loan Bank advances.


Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan.

                                       Year Ended December 31,
                             2007      2006      2005      2004      2003
                                       (Dollars in thousands)
Commercial, financial and
 agricultural                $ 21,851  $ 20,938  $ 12,370  $  7,395  $  8,312
Real estate:
Construction loans             11,564    13,238    10,669     3,793     1,235
Commercial mortgage loans      38,038    45,506    33,869    40,385    42,969
Residential loans              31,936    31,942    33,773    33,968    30,244
Agricultural loans              7,258     5,576     5,851     5,621     4,851
Consumer & Other                8,397     8,336     8,143     8,795     9,550
Total loans                   119,044   125,536   104,675    99,957    97,161
 Less:
  Unearned income                  36        44        40        42        46
  Allowance for loan losses     2,399     2,417     2,454     2,507     2,338
Net loans                    $116,609  $123,075  $102,181  $ 97,408  $ 94,777


The following table shows maturities and interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2007.

                                                   Commercial,
                                                    Financial
                                                Agricultural, and
                                                  Construction
                                              (Dollars in thousands)
Distribution of loans which are due:
  In one year or less                            $   13,391
  After one year but within five years               14,628
  After five years                                    5,396

  Total                                           $  33,415

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2007.

                                   Loans With
                                  Predetermined       Loans With
                                      Rates         Floating Rates     Total
                                               (Dollars in thousands)
Commercial, financial,
 agricultural and construction     $ 16,219          $ 3,805          $ 20,024


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

					Nonperforming loans
                                                    Potential
                  Nonaccrual  Past-Due Renegotiated  Problem        Foreclosed
                    Loans      Loans      Loans       Loans   Total    Assets
					(Dollars in thousands)
December 31, 2007   $ 3,222   $   0     $   69      $   49    $ 3,340  $    98
December 31, 2006   $ 2,347   $  10     $   19      $   70    $ 2,446  $     0
December 31, 2005   $   103   $   5     $   52      $  172    $   332  $     0
December 31, 2004   $ 1,387   $   4     $    9      $  163    $ 1,563  $    14
December 31, 2003   $ 1,012   $   0     $   60      $  414    $ 1,486  $ 1,203


At December 31, 2007, there was one large $3,203,000 fully secured loan in nonaccrual loans of which no loss is anticipated. Also, at December 31, 2006, one large $2,250,000 loan attributed to the increase of nonaccrual loans which was foreclosed and sold with a loss of $110,000 in the fourth quarter of 2007.

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

                                      Year Ended December 31,
                              2007      2006      2005      2004      2003
                                      (Dollars in thousands)
Average loans outstanding   $127,267  $119,213  $104,552  $102,208  $ 99,589

Amount of allowance for
 loan losses at beginning
 of period                  $  2,417  $  2,454  $  2,507  $  2,338  $  1,900
Amount of loans charged off
 during period:
 Commercial, financial and
  agricultural                     0         0        24         0        37
 Real estate:
  Commercial                       0         0         0        79         0
  Residential                      7         0        51        25        71
  Agricultural                     0         0         0         0         0
  Installment                     45        60       151       176       169

Total loans charged off           52        60       226       280       277

Amount of recoveries during
 period:
 Commercial, financial, and
  agricultural                     0         0         1        88       147
 Real estate:
  Commercial                       1         0        61        17         0
  Residential                      0         0         1        13        14
  Agricultural                     0         0         0         0         0
  Installment                     33        23        30        65        37

Total loans recovered             34        23        93       183       198

Net loans charged off
 during period                    18        37       133        97        79
Additions to allowance for
 loan losses charged to
 operating expense
 during period                     0         0        80        92       517
Purchased reserve                  0         0         0       174         0

Amount of allowance for loan
 losses at end of period    $  2,399  $  2,417  $  2,454  $  2,507  $  2,338

Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                     .01%      .03%      .13%      .10%      .08%

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

                   December 31, 2007    December 31, 2006    December 31, 2005
                               % of                 % of                 % of
                               Total                Total                Total
Category          Allocation   Loans   Allocation   Loans   Allocation   Loans
        			 	(Dollars in thousands)
Commercial, financial
 and agricultural  $  441     18.4%    $  403       16.7%   $  290       11.8%
Real estate:
 Construction         233      9.7%       254       10.5%      250       10.2%
 Commercial           768     32.0%       875       36.2%      793       32.3%
 Residential          643     26.8%       614       25.4%      793       32.3%
 Agricultural         146      6.1%       106        4.4%      137        5.6%
 Installment          168      7.0%       165        6.8%      191        7.8%

Total              $2,399    100.0%    $2,417      100.0%   $2,454      100.0%

                           December 31, 2004           December 31,2003
                                      % of                         % of
                                      Total                        Total
Category                 Allocation   Loans           Allocation   Loans
				 	(Dollars in thousands)
Commercial, financial
 and agricultural         $   186     7.4%            $   199      8.5%
Real estate:
 Construction                  95     3.8%                 30      1.3%
 Commercial                 1,016    40.4%              1,034     44.2%
 Residential                  852    34.1%                727     31.1%
 Agricultural                 140     5.6%                117      5.0%
 Installment                  218     8.7%                231      9.9%

Total                     $ 2,507   100.0%            $ 2,338    100.0%


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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

                                      Year Ended December 31,
                             2007               2006               2005
                                       (Dollars in thousands)
Noninterest-bearing
 demand deposits         $   36,060         $   36,032         $   35,422

NOW accounts                 48,601             55,023             53,453
Money market deposit
 accounts                    21,257             21,759             13,458
Savings                      22,371             23,928             27,565
Time deposits                94,238             90,353             91,215

Total interest-bearing      186,467            191,063            185,691

Total average deposits   $  222,527         $  227,095         $  221,113

The maturity of certificates of deposit of $100,000 or more as of December 31, 2007, are presented below.

                                        (Dollars in thousands)
3 months or less                              $   3,436
Over 3 months through 6 months                    4,544
Over 6 months through 12 months                  16,232
Over 12 months                                    5,376

Total outstanding certificates of deposit
 of $100,000 or more                           $ 29,588

Return on Equity and Assets

Certain financial ratios are presented below.

                                       Year Ended December 31,
                                 2007          2006          2005
Return on average assets         .60%          1.00%         1.44%

Return on average equity        6.17%          8.01%        10.93%

Dividend payout ratio
 (dividends declared
 divided by net income)        83.96%         50.50%        39.22%

Average equity to average
 assets ratio                   9.68%         12.45%        13.19%


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

The Corporation's construction and land development loan portfolio was $11.6 million at December 31, 2007, comprising 9.7% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers' ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject us to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

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

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans.
With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank's loan portfolio, over 75% of which is secured by real estate, could affect the ability of customers to repay their loans. The Bank's loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Corporation's business, financial condition, results of operations, or liquidity.

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

The Corporation may be subject to losses due to fraudulent and negligent conduct of the Bank's and Empire's loan customers, third party service providers and employees.

When the Bank and Empire make loans to individuals or entities, they rely upon information supplied by borrowers and other third parties, including information contained in the applicant's loan application, property appraisal reports, title information and the borrower's net worth, liquidity and cash flow information. While they attempt to verify information provided through available sources, they cannot be certain all such information is correct or complete. The Bank and Empire's reliance on incorrect or incomplete information could have a material adverse effect on the Corporation's profitability or financial condition.

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

Name                   Address                                     Square Feet
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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2007 for a vote of the security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information
The Corporation's common stock trades on the American Stock Exchange under the symbol "SGB". The closing price on December 31, 2007, was $17.75. Below is a schedule of the high and low stock prices for each quarter of 2007 and 2006.

                                        2007
For The
 Quarter 	Fourth		Third		Second		First

High		$18.75		$19.95		$19.75		$20.13

Low		$16.57		$18.50		$17.80		$18.80

                                        2006
For The
 Quarter 	Fourth		Third		Second		First

High		$22.75		$22.65		$24.70		$25.70

Low		$18.50		$18.00		$20.00		$21.37

As of December 31, 2007, there were 540 record holders of the Corporation's common stock. Also, there were approximately 225 additional shareholders who held shares through trusts and brokerage firms.

Dividends
Cash dividends paid on the Corporation's common stock were $.56 in 2007 and $.52 in 2006. Our dividend policy objective is to pay out a portion of earnings in dividends to our shareholders in a consistent manner over time, and we intend to continue paying dividends. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation's Board of Directors after consideration of various factors, which include the Corporation's financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount of bank dividends that can be paid without regulatory approval. See "Business - Payment of Dividends". The Corporation and its predecessors have paid cash dividends for the past seventy-nine consecutive years.

In 2006, we repurchased 575,000 shares of our common stock through a tender offer with a total cost of $13,225,000. Because of our strong capital condition, we continued through 2007 the stock repurchase program that began in January 2000. In 2007, 95,286 shares were repurchased through the repurchase program. Through the end of 2007, a total of 707,381 shares have been repurchased since the beginning of the repurchase program.
The share repurchase program was not extended by the Board of Directors at their meeting in January 2008.


Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2007, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan. No additional option shares can be granted under the Key Individual Stock Option Plan.

                     Number of
                 Securities to be     Weighted               Number of
                   Issued upon         Average           Securities Remaining
                   Exercise of      Exercise Price      Available for Future
                   Outstanding     of Outstanding       Issuance Under Equity
Plan Category        Options          Options               Compensation
Equity compensation
 plans approved
 by shareholders(1)   107,165            $18.02                      0
Equity Compensation
 Plans Not Approved
 by Shareholders(2)         0              0.00                      0
Total                 107,165             18.02                      0

(1) The Key Individual Stock Option Plan
(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities.
The Corporation has not sold any unregistered securities in the past three years.

Performance Graph
The following graph compares the cumulative total shareholder return of the Corporation's Common Stock with the Carson Medlin Company's Independent Bank Index and the S&P 500 Index. The Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 27 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The comparison assumes $100 was invested January 1, 2002, and that all semi-annual and quarterly dividends were reinvested each period. This comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since January 1, 2002.

The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Corporation's Common Stock.

CAPTION>
                                          2002  2003  2004  2005  2006  2007
Southwest Georgia Financial Corporation    100   124   152   150   136   129
Independent Bank Index                     100   137   156   167   194   147
S&P 500 Index                              100   129   143   150   173   183


ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data (1)
(Dollars in thousands, except
 per share data and ratios)     2007      2006      2005      2004     2003
For The Year:
 Earnings & Share Data
Interest income              $ 15,886  $ 16,030  $ 14,818  $ 13,822  $ 13,126
Interest expense                6,973     6,380     4,576     3,401     3,387
Non-interest income             6,715     7,110     7,865     6,754     4,545
Non-interest expense           13,603    12,986    12,382    12,073    10,267
Net income                      1,718     3,040     4,329     3,865     2,480
Earnings per share - diluted     0.66      0.96      1.31      1.18      0.80
Weighted average shares
 outstanding - diluted (2)      2,593     3,153     3,294     3,281     3,084
Dividends declared per share $   0.56  $   0.52  $   0.52 $    0.46  $   0.43

At Year End:
 Balance Sheet Data
Total assets                 $271,653  $288,516  $301,274  $305,900  $246,153
Loans, less unearned income   119,008   125,492   104,634    99,915    97,115
Deposits                      216,793   226,709   221,844   222,488   182,876
Shareholders' equity (2)       26,518    27,957    39,853    38,952    32,988
Book value per share (2)        10.40     10.59     12.23     11.88     10.83
Tangible book value
 per share (2)                  $9.90  $   9.93  $  11.31  $  10.77  $  10.16
Common shares outstanding (2)   2,550     2,640     3,258     3,279     3,047

Selected Average Balances
Average total assets         $287,718  $304,886  $300,394  $287,868  $241,861
Average loans                 127,267   119,213   104,552   102,208    99,589
Average deposits              222,527   227,095   221,113   218,366   185,921
Average shareholders'
 equity                      $ 27,845  $ 37,973  $ 39,608  $ 38,183  $ 33,237

Asset Quality
Non-performing assets to
 total assets                   1.22%      .82%      .04%      .46%      .90%
Non-performing assets        $  3,312  $  2,357  $    108   $ 1,405  $  2,215
Net loan charge-offs
 (recoveries)               $      18  $     37  $    133   $    98  $     79
Net loan charge-offs
 (recoveries) to
  average loans                 0.01%     0.03%     0.13%     0.10%     0.08%
Reserve for loan losses
 to loans                       2.02%     1.93%     2.35%     2.51%     2.41%

Performance Ratios
Return on average total
 assets                          .60%     1.00%     1.44%     1.34%     1.03%
Return on average
 shareholders' equity           6.17%     8.01%    10.93%    10.12%     7.46%
Average shareholders'
 equity to average
 total assets                   9.68%    12.45%    13.19%    13.26%    13.74%
Efficiency ratio               84.33%    75.48%    66.81%    68.54%    69.94%
Net interest margin             3.62%     3.66%     3.91%     4.14%     4.61%
Dividend payout ratio          83.96%    50.50%    39.22%    38.79%    53.57%

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


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information about the Corporation, see selected statistical information on pages 13 - 31 of this report on Form 10-K.

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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. After holding banks' overnight borrowing rate at 5.25% for eight months of 2007, the Federal Reserve Bank decreased short-term interest rates by 1% to 4.25% from September 2007 to year end.

Our profitability is impacted as well by operating expenses such as salaries and employee benefits, occupancy costs and income taxes. Our lending activities are significantly influenced by regional and local factors such as changes in population, competition among lenders, interest rate conditions and prevailing market rates on competing uses of funds and investments, customer preferences and levels of personal income and savings in the Corporation's primary market area.


To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change. In addition, broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 75.3% of 2007 net interest income. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

In 2007, we continued to focus on asset quality following significant improvements two years ago made with respect to overall asset quality. At the end of 2007, we had one large $3.2 million fully secured loan in nonaccrual loans on which no loss is anticipated. In 2006, we had a single $2.2 million nonaccrual loan which foreclosed and the collateral property was sold for a loss of $110,000 during the fourth quarter of 2007.

Tender Offer
On October 24, 2006, the Corporation repurchased 575,000 shares of our common stock through a tender offer with a total cost of $13.225 million. The tender offer caused a decrease in the number of shares outstanding, stockholders' equity and book and tangible book value per share. The Corporation's management and directors pursued the stock tender offer as an appropriate use of capital considering our lack of expansion opportunities, changes in our shareholder base, and our strong capital level which is significantly above minimum legal requirements. We believed that the offer resulted in a balance sheet and capital structure more appropriate for the size and volume of the Corporation's current operations.


Critical Accounting Policies
In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation's results of operations. We believe that the allowance for loan losses as of December 31, 2007 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.


Results of Operations

Performance Summary
Net income for 2007 was $1.7 million, a decrease of approximately $1.3 million, or 43%, when compared with $3.0 million in 2006. Our net income was down primarily as a result of a $1.6 million loss sustained during the fourth quarter by the Corporation's commercial mortgage banking subsidiary realized as a result of covering the shortfall of participant banks related to a sale of foreclosed commercial property. Also, other decreases in annual net income were attributable to a decrease in interest income related to a lower earning asset base and a 30% decline in revenue from mortgage banking services. This decline was partially offset by a $248,000 gain on the sale of the Corporation's retail credit card portfolio in September 2007. The sale of the credit card portfolio was a move to reduce the risk profile of the Bank.

Net income for 2006 was $3.0 million, a decrease of approximately $1.3 million, or 30%, when compared with $4.3 million in 2005. Our net income was down primarily as a result of a $564,000 loss recognized in our investment securities portfolio in connection with funding the tender offer as well as $183,000 in administrative expenses related to the tender offer. Net income was also negatively impacted by a $439,000 decrease in mortgage banking income due to numerous payoffs of serviced loans at Empire and accelerated amortization related to such payoffs of $429,000, a one-time $690,000 pension contribution incurred in connection with the freezing of the pension plan and a decline in our net interest margin. On a per share basis, net income for 2006 was down to $0.96 per diluted share compared with $1.31 per diluted share for 2005.

We measure our performance on selected key ratios, which are provided for the last three years in the following table:


                                            2007        2006        2005
Return on average total assets              .60%       1.00%       1.44%
Return on average shareholders' equity     6.17%       8.01%      10.93%
Average shareholders' equity to average
 total assets                              9.68%      12.45%      13.19%
Net interest margin (tax equivalent)       3.62%       3.66%       3.91%


Net Interest Income
Net interest income for 2007 decreased $737,000, or 7.6%, compared with 2006. Major factors contributing to the decline in net interest income compared with 2006 were (1) a decline of $854,000 in interest income on a lower volume of investment securities. This lower average volume is mainly due to the selling of $14 million of investment securities in the last half of 2006 to fund the stock tender offer and investment securities maturing in 2007 from which proceeds were not reinvested in new investment securities, and (2) a $593,000 increase in interest expense primarily related to higher rates on deposits and debt. An increase of 61 basis points were paid on $94 million of average time deposits and 57 basis points increase were paid on $32 million of average debt.

Partly offsetting the lower interest income on investment securities and higher interest expense was increased interest income from loans in 2007 compared with 2006. The majority of the increase in loan interest income for the year resulted from a combination of volume and yield components. Average loan volumes increased $8.1 million, or 6.9%, and the yield increased 27 basis points to 8.29%, resulting in an increase in interest income of $914,000.

Net interest income for 2006 decreased $593,000, or 5.8%, compared with 2005. The largest factor contributing to the decline in net interest income was the $1.8 million, or 39.4%, increase in interest expense in 2006 compared with 2005 which resulted primarily from a (1) 156 basis point increase in the average rate paid on money market deposit accounts, a 60 basis point increase on the average rate paid on savings deposits and a 125 basis point increase in the average rate paid on time deposits caused by rising rates generally and competitive pressure in our markets, and (2) an increase in average money market deposit accounts of $8.3 million, or 62%, resulting from the impact of the migration from non-interest bearing accounts and time deposits in a rising rate environment and the addition of a cash management program for our business customers. In addition, average noninterest bearing deposits increased $610,000, or 1.7%.

Offsetting in part the increased interest expense was increased interest income from earning assets of $1.211 million or 8.2%, in 2006 compared with 2005. The majority of the $1.211 million increase in interest income for the year resulted from a combination of volume and yield components. Average loan volumes increased $14.7 million, or 14.4%, and the yield increased 46 basis points to 8.02%, resulting in an increase in interest income of $1.646 million. Average investment volumes decreased $13.4 million, or 8.1%, primarily due to the sale of securities to fund the tender offer.

Net Interest Margin
Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin was 3.62% for 2007, a 4 basis point decrease from 3.66% in 2006. The net interest margin in 2006 was down 25 basis points compared with the net interest margin of 3.91% in 2005. Our net interest margin declines in each year were primarily due to higher funding costs and the shifting from long-term debt to short-term debt with higher rates. The flat to somewhat inverted yield curve in most of 2007 made it a challenging earnings environment.

Noninterest Income
Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

                                  2007             2006              2005
                                          (Dollars in Thousands)
                           Amount % Change   Amount % Change   Amount % Change
Service charges on
 deposit accounts           $1,736    1.2%   $1,716    10.5%   $1,553      * %
Income from trust services     286   (3.1)      295    (3.3)      305    (1.6)
Income from retail
 brokerage services            346   16.9       296    11.7       265     8.2
Income from insurance
 services                    1,150   (1.5)    1,167     4.9     1,113     1.0
Income from mortgage
 banking services            2,814  (29.3)    3,978    (9.9)    4,417    22.3
Gain (loss) on the sale or
 abandonment of assets        (97)               15    87.5         8   102.9
Gain (loss) on the sale of
 credit card portfolio        248   100.0         0       0         0       0
Gain (loss) on the sale
 of securities                  0   100.0      (564) (100.0)        0  (100.0)
Other income                  232    12.1       207     1.5       204    (1.9)

Total noninterest income   $6,715   (5.6)%   $7,110   (9.6)%   $7,865    16.4%

*  less than .1%

For the year 2007, total noninterest income was $6.715 million compared with $7.110 million for 2006. The majority of the decline occurred in mortgage banking services revenue, which decreased $1.164 million, or 29.3%, from the same period last year. Also, there was a net loss of $97,000 in sales of foreclosed property primarily related to the sale of one large commercial property. Other year over year decreases in revenue included trust services and insurance services. The declines in revenue were partially offset by a $248,000 gain on the sale of the retail credit card portfolio in 2007.
In addition, retail brokerage services income had growth of $50,000, or 16.9%, and income from service charges on deposit accounts grew $20,000, or 1.2%, when compared with the prior year. Additionally, noninterest income in 2006 was negatively impacted by a nonrecurring $564,000 loss on the sale of securities to fund the Corporation's stock tender offer in that year.

Noninterest income in 2006 decreased $755,000 compared with 2005. The decline was primarily the result of a decrease of $439,000 in mortgage banking income, the single largest component of the Corporation's noninterest income, due to numerous payoffs of serviced loans at Empire. The mortgage banking servicing portfolio at Empire is comprised of non-recourse loans which we service for participating commercial mortgage lenders, and at December 31, 2006, was approximately $422 million, an 11% decrease from the balance at December 31, 2005. This decline was primarily due to numerous payoffs of serviced loans. Also, noninterest income was negatively impacted in 2006 by the loss on the sale of securities to fund the tender offer and a 3.3% decrease in fees from trust services.

Offsetting, in part, the declines in noninterest income, deposit service charge income in 2006 increased $163,000 or 10.5%, over 2005 related primarily to increased fees from our new cash management program for our business customers and increased fees related to our overdraft protection program. Other increases resulted from 4.9% growth in fees related to insurance services and an 11.7% increase in fees related to retail brokerage services.


Noninterest Expense
Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

                                 2007            2006             2005
                                       (Dollars in Thousands)
                           Amount % Change  Amount % Change  Amount % Change
Salaries and employee
 benefits                  $ 7,011 ( 3.6)%  $ 7,276  (0.7)%  $ 7,324   9.8 %
Occupancy expense              840   0.6        835   3.1        810  10.2
Equipment expense              648   2.7        631  (3.8)       656  (0.6)
Data processing
 expense                       686  (1.2)       694  (4.3)       725  (5.4)
Amortization of
 intangible assets             467 (49.1)       917  86.8        491  (2.2)
Losses related to
 mortgage banking services   1,587 100.0          0     0          0     0
Other operating expenses     2,364 (10.2)     2,632  10.8      2,376 (13.3)
Total noninterest expense  $13,603   4.8 %  $12,985   4.9 %  $12,382   2.6 %

Total noninterest expense increased $618,000, or 4.8%, in 2007 compared with 2006. The majority of this increase was related to the $1.587 million loss sustained during the fourth quarter by the Corporation's commercial mortgage banking subsidiary realized as a result of covering the shortfall of participant banks related to the sale of foreclosed commercial property.

This increase is partially offset by decreases in salary and employee benefits, amortization of intangible assets, and other operating expenses. Salaries and employee benefits decreased as a result of a lower amount required to fund the pension plan in 2007 of $520,000 compared with $1.184 million in 2006. Also, 2006 was the last year of contributions to the deferred compensation plan,resulting in a $200,000 expense reduction in 2007. Another factor in the decrease in salaries and employee benefits was the decrease in officer performance compensation primarily related to the mortgage banking subsidiary's lower profitability in 2007 compared with 2006. In 2007 the officer performance compensation was $367,000 compared with $676,000 in 2006. Amortization of intangible assets decreased $450,000 to $467,000 in 2007. This reduction resulted from returning to a normal level after accelerating the amortization of our mortgage servicing assets due to the large payoffs of serviced loans in 2006. Other operating expenses declined $268,000 compared with 2006 due to professional services related to the tender offer and to pension consulting expenses in 2006.

Total noninterest expense increased $603,000, or 4.9%, in 2006 compared with 2005. The majority of this increase of $429,000 was from the increased amortization of intangible assets described above. Also,a 10.8% increase occurred in other operating expenses due to higher professional service fees related to the tender offer and to pension consulting. Occupancy expense increased 3.1% due to normal inflationary adjustments.

These 2006 increases in noninterest expenses were partially offset by a 4.3% decrease in data processing fees due to the expiration of a contract related to our overdraft protection program. Equipment expenses were down in 2006 3.8% due to normal adjustments to operations. Salaries and employee benefits decreased slightly due to a reduction in the number of full time employees from 118 to 114, partially offset by an additional pension contribution of $690,000. The additional pension funding was a one-time charge incurred in connection with freezing the pension plan and was necessary for the required minimum contribution.

The "efficiency ratio" (noninterest expense divided by total noninterest income plus net interest income), a measure of productivity, increased to 84.3% for 2007, from 75.5% for 2006 and 66.8% for 2005. The higher efficiency ratio was primarily due to the loss related to mortgage banking services and to lower revenues.


Federal Income Tax Expense
The Corporation expensed $307,000, $734,000 and $1.32 million for federal income taxes for the years ending December 31, 2007, 2006, and 2005, respectively. These amounts resulted in an effective tax rate of 15.2%, 19.5%, and 23.3%, for 2007, 2006, and 2005, respectively. See Note 10 of the Corporation's Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds
The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

During 2007, total average assets decreased $17.2 million, or 5.6%, to $287.7 million. The Corporation's earning assets, which include loans, investment securities, deposits at the Federal Home Loan Bank, and federal funds sold averaged $260.2 million in 2007, a 5.8% decrease over $276.1 million in 2006. This decrease was primarily the result of decreased average volume in investment securities and federal funds sold, which was offset by improved average loan volume. The earning asset mix shifted towards higher average loans. For 2007, average earning assets were comprised of 48% loans, 51% investment securities, and 1% federal funds sold and funds at the Federal Home Loan Bank. The ratio of average earning assets to average total assets decreased slightly to 90.4% for 2007 compared with 90.6% for 2006.

Loans
Loans are one of the Corporation's largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2007, average loans represented 48% of average earning assets and 43% of average total assets.

The composition of the Corporation's loan portfolio at December 31, 2007, 2006, and 2005 was as follows:

                              2007             2006              2005
                                    (Dollars in Thousands)
                                 %                 %                 %
Category               Amount  Change    Amount  Change    Amount  Change
Commercial, financial,
 and agricultural      $ 21,851   4.4 %  $ 20,938  69.3 %  $ 12,370  67.3 %
Real estate:
 Construction            11,564 (12.6)%    13,238  24.1 %    10,669 181.3 %
 Commercial              38,038 (16.4)%    45,506  34.4 %    33,869 (16.1)%
 Residential             31,936     0 %    31,942  (5.4)%    33,773  (0.6)%
 Agricultural             7,258  30.2 %     5,576  (4.7)%     5,851   4.1 %
 Installment              8,397   0.7 %     8,336   2.9 %     8,143  (7.4)%
Total loans            $119,044  (5.2)%  $125,536  20.0 %  $104,675   4.7 %

Even though, year-over year loan balances are down due to recent payoffs, average total loans increased $8.1 million in 2007 due to an increase in local loan demand mainly in construction and commercial loans. The ratio of total loans to total deposits at year end slightly decreased to 54.9% in 2007 compared with 55.4% in 2006. The loan portfolio mix at year end 2007 consisted of 9.7% loans secured by construction real estate, 32% loans secured by commercial real estate, 26.8% of loans secured by residential real estate, and 6.1% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 18.4% and installment loans to individuals for consumer purposes of 7%.

Allowance and Provision for Possible Loan Losses
The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation's loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2007.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on nonaccruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $2.4 million, or 2% of total loans outstanding, as of December 31, 2007. This level represented an $18,000 decrease from the corresponding 2006 year-end amount which was 1.9% of total loans outstanding.

There was no provision for loan losses in 2007 and 2006. In 2005, we had an $80,000 provision for loan losses. Our assessment of the adequacy of the allowance to absorb possible losses in the loan portfolio resulted in not having to provide for losses during the year. See Note 3 of the Corporation's Notes to Consolidated Financial Statements for details of the changes in the allowance for loan losses.

Investment Securities
The Corporation's investment securities consist primarily of U.S. Government Agency securities. The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income to complement loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with staggered maturities ranging from one to five years.

The following table summarizes the contractual maturity of investment securities as of December 31, 2007:

                                   Securities            Securities
                                Available for Sale    Held to Maturity
Amounts Maturing In:                     (Dollars in Thousands)

One year or less                      $   7,361         $  12,000
After one through five years             16,739            70,991
After five through ten years              6,763             5,235
After ten years                               0                 0
Equity & mortgage-backed securities         325                 0
Total investment securities           $  31,188         $  88,226

The total investment portfolio decreased to $121.1 million from $137.5 million at year-end 2007 compared with year-end 2006, a decrease of $16.4 million, or 12%. The majority of this decrease was due to the maturing of $10 million of U.S. Government Agency securities and the calling, by the issuer, of $5 million of U.S. Government Agency securities. The average total investment portfolio decreased to $131.8 million in 2007 compared with $151.4 million for 2006.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets
Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, renegotiated loans, potential problem loans and property acquired by foreclosure. The level of nonperforming assets increased $865,000 at year-end 2007 compared with year-end 2006. This increase primarily resulted from large single loans held in nonaccrual loans at year end. At the end of 2007, we had one large $3.2 million fully secured loan in nonaccrual loans on which no loss is anticipated. In 2006, we had a single $2.2 million nonaccrual loan which foreclosed and the collateral property was sold for a loss of $110,000 during the fourth quarter of 2007. Nonperforming assets were approximately $3.222 million, or 1.22% of total assets as of December 31, 2007, compared with $2.357 million, or 0.82% of total assets at year-end 2006.

Deposits and Other Interest-Bearing Liabilities
Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2007, average deposits decreased 2.0% compared with 2006, from $227.1 million to $222.5 million. The majority of the decrease in average deposits occurred in average money market deposit accounts and NOW account deposits. Competitive interest rates during 2007 resulted in change in the deposit mix. The majority of the decreases in money market accounts were attributable to distributing money market funds held in a large estate account administered by our trust department. Our strong level of money market accounts are related to commercial customers using our cash management program which provided money market rates of return for large cash balances. During the latter part of the fourth quarter of 2007, many of our NOW accounts with low transaction volume were reclassified to money market accounts. As of December 31, 2007, the Corporation had a total of $29.6 million in certificates of deposit of $100,000 or more each. This was a 15% increase over the $25.7 million total in 2006.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2007, the Corporation borrowed $11.5 million as advances from the Federal Home Loan Bank and repaid $21.5 million of short-term advances, and $10.1 million of advances will be paid in 2008. Total long-term advances with the Federal Home Loan Bank were $15 million at December 31, 2007. Details on the Federal Home Bank advances are presented in Note 8 to the financial statements.

Liquidity
Liquidity is managed to assume that the Corporation can meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing funds to meet their credit needs. Many factors affect the ability to accomplish liquidity objectives successfully. Those factors include the economic environment, our asset/liability mix and our overall reputation and credit standing in the marketplace. In the ordinary course of business, our cash flows are generated from deposits, interest and fee income, loan repayments and the maturity or sale of other earning assets.

The Consolidated Statement of Cash Flows details the Corporation's cash flows from operating, investing, and financing activities. During 2007, operating and investing activities generated cash flows of $24.5 million, while financing activities used $18.2 million resulting in an increase in cash and cash equivalents balances of $6.3 million. Net cash provided by operations continues to provide cash for the payment of dividends and common stock repurchases.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Corporation's deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less public funds and time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 79.4% of total deposits on December 31, 2007, compared with 79.9% in 2006.

Asset liquidity is provided through ordinary business activity, such as cash which is received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments which can be easily converted to cash without significant loss. The Corporation's investment securities maturing within one year or less were $19.4 million on December 31, 2007, which represented 16% of the investment debt securities portfolio. Also, the Corporation has $82 million of investment securities callable at the option of the issuer and many are likely to be called during 2008 if interest rates drop more than 1%. These maturing and callable investment securities are sources for repayment of our short-term and long-term debt obligations.

Due to the recent 2% drop in the short-term rate by the Federal Reserve, we expect the majority of our callable securities to be called in 2008. If these investment securities are called by the issuers, we anticipate that we can improve our net interest income and profitability by repositioning our callable securities balance. We expect to reinvest these proceeds from called investment securities in new loans, new investment securities, and to repay debt. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation's liquidity or operations.

Contractual Obligations
The chart below shows the Corporation's contractual obligations and commercial commitments, and its scheduled future cash payments under those commitments as of December 31, 2007.

The majority of the Corporation's outstanding contractual obligations were long-term debt. The remaining contractual obligations were comprised of telephone operating leases and purchase obligations for data processing services. We have no capital lease obligations.

                                       Payments Due by Period

Contractual Obligations                     Less
(Dollars in Thousands)                     than 1     1-3     4-5     After 5
                                 Total      year     years   years     years
Long-term debt                   $15,000   $   0    $5,000    $ 0     $10,000
Operating leases                      44      19        25      0           0
Total contractual obligations    $15,044   $  19    $5,025    $ 0     $10,000

Off-Balance Sheet Arrangements
We are a party to financial instruments with off-balance-sheet risk which arise in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit in the form of loans or through letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. Since many of the commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.

Financial instruments whose contract amounts
represent credit risk (Dollars in Thousands):         2007          2006
Commitments to extend credit                      $ 12,439      $ 20,471
Standby letters of credit                         $     10      $     10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.


Capital Resources and Dividends
Our average equity to average assets ratio was 9.68% in 2007 and 12.45% in 2006. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8% total risk-based ratio, of which 4% must consist primarily of tangible common shareholders' equity (Tier I capital) or its equivalent. Also, the regulations require a financial institution to maintain a 3% leverage ratio. At year-end 2007, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 19.39%, a Tier I risk-based capital ratio of 18.13%, and a leverage ratio of 8.98%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios for year-end 2007 and 2006 in comparison to the minimum regulatory guidelines:

                                                                    Minimum
                                                                   Regulatory
Risk Based Capital Ratios      Dec. 31, 2007     Dec. 31, 2006     Guidelines
Tier I capital                     18.13%           17.98%            4.00%
Total risk-based capital           19.39%           19.23%            8.00%
Leverage                            8.98%            8.88%            3.00%

Forward-Looking Statements
In addition to historical information, this 2007 Annual Report contains forward-looking statements within the meaning of the federal securities laws.
 The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

These factors include risks related to the Corporation's construction and land development loans; asset quality; the adequacy of the allowance for loan losses; technology difficulties or failures; the Corporation's ability to execute its business strategy; the loss of key personnel; competition; changes in regulation and monetary policy; losses due to fraudulent and negligent conduct of customers, service providers and employees;
acquisitions or dispositions of assets or internal restructuring, that may be pursued by the Corporation; changes in or application of environmental and other laws and regulations to which the Corporation is subject; political, legal and local economic conditions and developments; financial market conditions and the results of financing efforts; changes in commodity prices and interest rates; weather, natural disasters and other catastrophic events; and other factors discussed in the Corporation's other filings with the Securities and Exchange Commission.

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

At year-end 2007, our sensitivity ratio, or one-year cumulative rate-sensitive assets relative to cumulative rate-sensitive liabilities, was 102% compared with 72% for 2006. This change in the sensitivity ratio was a result of the Corporation's management of its exposure to interest rate risk. We are more asset-sensitive at the one year gap position compared with being liability-sensitive in the previous year. These changes in assets and liabilities occurred in: (1) increase in investment securities that will mature of have the potential of being called within one year, (2) increase in short-term investments, and (3) decrease in money market deposit type of accounts. This asset sensitive position will increase the Corporation's exposure to falling interest rates.

All interest rates and yields do not adjust at the same pace; therefore, the sensitivity ratio is only a general indicator of the potential effects of interest rate changes on net interest income. We monitor our asset and liability mix in an effort to ensure that the effects of interest rate movements in either direction are not significant over time.


Interest Rate Sensitivity                              December 31, 2007
                                               Expected Maturity/Repricing Dates
                                                     (Dollars in Thousands)
                                                                                     2013               Fair
                                        2008     2009     2010     2011     2012   & Beyond   Total     Value
Rate-sensitive Assets:  *
Short-term Investments               $  9,998  $        $        $        $        $        $  9,998  $  9,998
   Average interest rate                4.25%                                                  4.25%

Securities available for sale          10,589    6,928       27    7,115    1,484    5,045    31,188    31,188
   Average interest rate                5.02%    5.25%    5.15%    5.00%    4.79%    5.02%     5.06%

Securities held to maturity**          15,000   36,000   25,000    7,000             5,226    88,226    88,124
   Average interest rate                4.17%    4.02%    4.22%    4.29%             4.00%     4.12%

Federal Home Loan Bank stock            1,653                                                  1,653     1,653
   Average interest rate                6.00%                                                  6.00%

Fixed-rate loans                       30,655   11,693   10,006    5,893    4,121   10,820    73,188    71,562
   Average interest rate                7.89%    7.66%    7.61%    7.67%    7.66%    6.71%     7.61%

Variable-rate loans                    40,829    3,971      518      182      253       67    45,820    45,402
   Average interest rate                7.35%    6.05%    6.51%    6.51%    6.06%    5.25%     7.21%

Total Rate-sensitive Assets          $108,724  $58,592  $35,551  $20,190  $ 5,858  $21,158  $250,073  $247,927
   Average interest rate                6.53%    5.03%    5.21%    5.55%    6.86%    5.63%     5.84%

Rate-sensitive Liabilities:
Time deposits                        $ 80,110  $13,821  $   903  $   376  $   532           $ 95,742  $ 96,108
   Average interest rate                4.58%    4.45%    4.68%    5.03%    5.03%              4.56%

Other interest-bearing deposits ***    16,554   20,737   20,737    6,912    6,912   13,826    85,678    85,678
   Average interest rate                3.02%    0.85%    0.85%    0.85%    0.85%    0.85%     1.27%

Short-term borrowings                  10,114                                                 10,114    10,094
   Average interest rate                3.93%                                                  3.93%

Long-term borrowings                             5,000                              10,000    15,000    15,054
   Average interest rate                         5.24%                               3.85%     4.31%

Total Rate-sensitive Liabilities     $106,778  $39,558  $21,640  $ 7,288  $ 7,444  $23,826  $206,534  $206,934
   Average interest rate                4.28%    2.66%    1.01%    1.07%    1.15%    2.11%     3.14%


GAP                                  $  1,946  $19,034  $13,911  $12,902  $(1,586) $(2,668) $ 43,539
Sensitivity Ratio                        102%     114%     121%     127%     125%     121%

  * All rates are tax-equivalent rates
 ** Repricing date is first call date
*** Interest-bearing deposits with no maturity are distributed over the average estimated life of the accounts.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is filed herewith.

Management's Report On Internal Control Over Financial Reporting

Management of Southwest Georgia Financial Corporation and subsidiaries (the "Corporation") is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2007.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.



/s/ DeWitt Drew                                 /s/ George R. Kirkland
DeWitt Drew					George R. Kirkland
President and					Senior Vice President and
Chief Executive Officer                         Treasurer


March 18, 2008




Thigpen, Jones, Seaton & Co., P.C.

CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS
1004 Hillcrest Parkway  P.O. Box 400
Dublin Georgia 31040-0400
Tel 478-272-2030   Fax 478-272-3318
E-mail tjs@tjscpa.com


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Directors and Stockholders of Southwest
 Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the years in the three year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/Thigpen, Jones, Seaton & Co., PC
Dublin, Georgia
March 18, 2008

                     SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2007 and 2006
                                   __________
                                                      2007             2006
ASSETS
Cash and due from banks                         $   8,736,079    $  11,969,567
Interest-bearing deposits in other banks            9,997,889           83,210
Federal funds sold                                          0          332,000
Cash and cash equivalents                          18,733,968       12,384,777

Investment securities available for sale,
 at fair value                                     31,188,277       33,322,855
Investment securities to be held to
 maturity (fair value approximates
 $88,124,110 and $100,283,068)                     88,226,049      102,232,804
Federal Home Loan Bank stock, at cost               1,652,800        1,966,900
Loans, net of allowance for loan
 losses of $2,399,115 and $2,417,140              116,609,060      123,074,652
Premises and equipment, net                         6,290,658        6,578,997
Foreclosed assets, net                                 90,000                0
Intangible assets                                   1,283,096        1,750,511
Other assets                                        7,579,289        7,204,926
Total assets                                    $ 271,653,197    $ 288,516,422

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
Deposits:
 NOW accounts                                   $  23,085,509    $  55,013,082
 Money market                                      42,031,450       24,376,607
 Savings                                           20,560,963       22,228,442
 Certificates of deposit $100,000 and over         29,588,737       25,725,026
 Other time accounts                               66,152,788       65,977,976

Total interest-bearing deposits                   181,419,447      193,321,133
Noninterest-bearing deposits                       35,373,243       33,387,979
Total deposits                                    216,792,690      226,709,112

Short-term borrowed funds                          10,114,286       15,000,000
Long-term debt                                     15,000,000       15,228,571
Other liabilities                                   3,228,229        3,621,820
Total liabilities                                 245,135,205      260,559,503
Stockholders' equity:
Common stock - $1 par value, 5,000,000
 shares authorized, 4,293,835 and
 4,288,555 shares issued                            4,293,835        4,288,555
Additional paid-in capital                         31,701,533       31,644,063
Retained earnings                                  17,038,881       16,763,299
Accumulated other comprehensive income           (    466,235)    (    482,588)
Treasury stock, at cost 1,744,198 shares
 for 2007 and 1,648,912 shares for 2006          ( 26,050,022)    ( 24,256,410)
Total stockholders' equity                         26,517,992       27,956,919
Total liabilities and stockholders' equity      $ 271,653,197    $ 288,516,422

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
             for the years ended December 31, 2007, 2006, and 2005
                                           2007          2006          2005
Interest income:
 Interest and fees on loans            $10,256,774  $  9,343,246  $  7,718,967
 Interest on debt securities:
  Taxable                                4,536,729     5,352,040     5,974,676
  Tax-exempt                               798,961       837,648       842,897
 Dividends                                 119,088       123,520        90,120
 Interest on deposits in other banks       174,395       171,065       181,515
 Interest on other short-term
  investments                                  427       201,951        10,274
Total interest income                   15,886,374    16,029,470    14,818,449
Interest expense:
 Deposits                                5,583,588     5,177,729     3,393,485
 Federal funds purchased                   100,542        25,982         9,372
 Other short-term borrowings               594,358       303,925        71,000
 Long-term debt                            694,642       872,229     1,101,787
Total interest expense                   6,973,130     6,379,865     4,575,644
Net interest income                      8,913,244     9,649,605    10,242,805
Provision for loan losses                        0             0        80,000
Net interest income after provision
 for loan losses                         8,913,244     9,649,605    10,162,805
Noninterest income:
 Service charges on deposit accounts     1,735,430     1,716,296     1,553,199
 Income from trust services                286,217       295,133       305,483
 Income from security sales                346,255       295,859       264,761
 Income from insurance services          1,150,336     1,166,966     1,113,299
 Income from mortgage banking services   2,814,065     3,978,271     4,416,543
 Net gain (loss) on disposition
  of assets                                (96,925)       15,047         7,595
 Gain on sale of credit card portfolio     247,531             0             0
 Net gain (loss) on sale
  of securities                                  0      (564,455)            0
 Other income                              232,150       207,179       203,770
Total noninterest income                 6,715,059     7,110,296     7,864,650
Noninterest expense:
 Salaries and employee benefits          7,011,376     7,276,174     7,324,312
 Occupancy expense                         839,603       834,863       810,407
 Equipment expense                         647,561       631,586       656,071
 Data processing expense                   686,078       693,683       724,846
 Amortization of intangible assets         467,416       917,054       490,884
 Losses related to mortgage banking      1,587,253             0             0
 Other operating expenses                2,363,965     2,632,006     2,375,725
Total noninterest expenses              13,603,252    12,985,366    12,382,245
Income before income taxes               2,025,051     3,774,535     5,645,210
Provision for income taxes                 306,943       734,375     1,316,680
Net income                             $ 1,718,108  $  3,040,160  $  4,328,530

Basic earnings per share:
Net income                             $      0.66  $       0.97  $       1.32
Weighted average shares outstanding      2,583,932     3,134,741     3,267,169
Diluted earnings per share:
Net income                             $      0.66  $       0.96  $       1.31
Weighted average shares outstanding      2,593,021     3,153,449     3,293,534

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             for the years ended December 31, 2007, 2006, and 2005
                                                                     Accumulated
                                            Additional                  Other                     Total
                                 Common      paid-in     Retained    Comprehensive  Treasury   Stockholders'
                                 Stock       capital     Earnings      Income        Stock        Equity
Balance at Dec. 31, 2004       $4,262,520  $31,187,722  $12,627,466  $   33,711   $(9,159,142)  $38,952,277
Comprehensive income:
Net Income                              -            -    4,328,530           -             -     4,328,530
Changes in net gain(loss) on
 securities available for sale          -            -            -    (812,742)            -      (812,742)
Changes in net gain(loss) on
 pension plan benefits                  -            -            -    (444,221)            -      (444,221)
Total comprehensive income              -            -            -           -             -     3,071,567
Common stock acquired
 through purchase program               -            -            -           -      (555,070)     (555,070)
Cash dividend declared
 $.52 per share                         -            -   (1,697,608)          -             -    (1,697,608)
Exercise and issuance of
 stock options                      4,160       77,494            -           -             -        81,654
Balance at Dec. 31, 2005        4,266,680   31,265,216   15,258,388  (1,223,252)   (9,714,212)   39,852,820
Comprehensive income:
Net Income                              -            -    3,040,160           -             -     3,040,160
Changes in net gain(loss) on
 securities available for sale          -            -            -     283,880             -       283,880
Total comprehensive income              -            -            -           -             -     3,324,040
Adjustment to initially apply
 FASB statement No. 158,
 net of tax                             -            -            -     456,784             -       456,784
Common stock acquired
 through purchase program               -            -            -           -   (14,542,198)  (14,542,198)
Cash dividend declared
 $.52 per share                         -            -   (1,535,249)          -             -    (1,535,249)
Exercise and issuance of
 stock options                     21,875      378,847            -           -             -       400,722
Balance at Dec. 31, 2006        4,288,555   31,644,063   16,763,299    (482,588)  (24,256,410)   27,956,919
Net Income                              -            -    1,718,108           -             -     1,718,108
Changes in net gain(loss) on
 securities available for sale          -            -            -     239,980             -       239,980
Changes in net gain(loss) on
 pension plan benefits                  -            -            -    (223,627)            -      (223,627)
Total comprehensive income              -            -            -           -             -     1,734,461
Common stock acquired
 through purchase program               -            -            -           -    (1,793,612)   (1,793,612)
Cash dividend declared
 $.56 per share                         -            -   (1,442,526)          -             -    (1,442,526)
Exercise and issuance of
 stock options                      5,280       57,470            -           -             -        62,750
Balance at Dec. 31, 2007       $4,293,835  $31,701,533  $17,038,881  $ (466,235) $(26,050,022)  $26,517,992

         See accompanying notes to consolidated financial statements.


                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 2007, 2006, and 2005
                                            2007         2006         2005
Cash flows from operating activities:
Net income                            $  1,718,108  $  3,040,160  $  4,328,530
Adjustments to reconcile net
 income to net cash provided (used)
  by operating activities:
  Provision for loan losses                      0             0        80,000
 Depreciation                              743,695       758,970       749,278
 Net amortization and (accretion)
  of investment securities             (    10,494)  (     3,476)       14,371
 Amortization of intangibles               467,416       917,054       490,884
 Net loss (gain) on sale of credit
  card portfolio                       (   247,531)            0             0
 Net loss (gain) on sale and
  disposal of assets                        96,925       559,078    (    7,595)
 Funds held related to mortgage
  banking activities                   (    88,006)      100,226    (2,125,225)
 Changes in:
  Other assets                         (   382,788)  (   598,530)   (  669,669)
  Other liabilities                    (   659,020)      123,341       146,136
Net cash provided by operating
 activities                              1,638,305     4,896,823     3,006,710

Cash flows from investing activities:
 Proceeds from maturities of
  securities held to maturity            14,125,435    6,540,000    11,585,000
 Proceeds from maturities of
  securities available for sale           3,216,400    1,396,284     5,620,945
 Proceeds from sale of securities
  available for sale                              0   13,435,545             0
 Purchase of securities held
  to maturity                                     0  ( 2,000,000)   (2,325,000)
 Purchase of securities available
  for sale                              (   512,300)           0    (  255,400)
 Proceeds from sale of credit
  card portfolio                          1,805,006            0             0
 Net change in loans                      2,269,484  (20,893,937)   (5,092,257)
 Purchase of premises and equipment     (   459,142) (   498,343)   (  762,141)
 Proceeds from sales of other assets      2,455,493       29,351       283,186
Net cash provided (used) for
 investing activities                    22,900,376  ( 1,991,100)    9,054,333

Cash flows from financing activities:
 Net change in deposits                 ( 9,916,422)   4,864,721    (  643,711)
 Payment of short-term debt and
  short-term portion of long-term deb   (21,500,000) ( 5,000,000)   (8,000,000)
 Proceeds from issuance of
  short-term debt                        11,500,000            0             0
 Payment of long-term debt              (   114,286) (   114,286)   (  174,286)
 Proceeds from issuance of
  long-term debt                          5,000,000            0     5,000,000


 Cash dividends paid                    ( 1,427,920) ( 1,535,249)   (1,697,608)
 Proceeds from the exercise of
  stock options                              62,750      400,722        81,654
 Payment for common treasury stock      ( 1,793,612) (14,542,198)   (  555,070)
Net cash provided (used) for
 financing activities                   (18,189,490) (15,926,290)   (5,989,021)

Increase (decrease) in cash and
 cash equivalents                         6,349,191  (13,020,567)    6,072,022
Cash and cash equivalents -
 beginning of year                       12,384,777   25,405,344    19,333,322
Cash and cash equivalents -
 end of year                           $ 18,733,968 $ 12,384,777  $ 25,405,344

Cash paid during the year for:
 Income taxes                          $    795,000 $  1,265,000  $  1,637,554
 Interest paid                         $  6,993,730 $  6,238,088  $  4,501,839

               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                           2007         2006           2005
NONCASH ITEMS:
 Increase in foreclosed properties
  and decrease in loans               $ 2,638,633   $        0   $    239,434
 Unrealized gain(loss) on
  securities AFS                      $   363,606   $  430,121   $ (1,231,427)
 Unrealized gain(loss) on
  pension plan benefits               $  (338,829)  $  981,792   $   (673,062)


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

Cash and Cash Equivalents and Statement of Cash Flows
For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured deposits aggregate to $5,589,000 at December 31, 2007.

Investment Securities
Debt securities that management has the positive intent and ability to hold to maturity are classified as "held to maturity" and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as "available for sale" and recorded at fair value with unrealized gains and losses reported in other comprehensive income.

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

Premises and Equipment
Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been calculated primarily using the straight-line method for buildings and building improvements over the assets estimated useful lives. Equipment and furniture are depreciated using the modified accelerated recovery system method over the assets estimated useful lives for financial reporting and income tax purposes for assets purchased on or before December 31, 2003. For assets acquired after 2003, the Corporation used the straight-line method of depreciation. The following estimated useful lives are used for financial statement purposes:

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

Recent Accounting Pronouncements
In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (The Fair Value Option for Financial Assets and Financial Liabilities). The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effective date for entities that elect to apply its provisions is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The effect of applying the provisions of this statement should the Corporation elect to apply its provisions have not been determined.

On December 31, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 158, Employer's Accounting for Deferred Benefit Pension and Other Postretirement Plans. The adoption date requirement for this standard was for fiscal year ending after December 15, 2006. This standard requires an employer to recognize in its statement of financial position an asset for a pension retirement plan's overfunded status or a liability for an underfunded status. The Corporation's funded status of pension retirement plan is the difference between the fair value of the plan assets and the projected benefit obligation on December 31, 2007 and 2006.

In September 2006, the Emerging Issue Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF 06-
4). EITF 06-4 requires the accrual of post-retirement benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 31, 2007. The Corporation does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (Accounting for Uncertainty in Income Taxes). This document is an interpretation of Statement No. 109 (Accounting for Income Taxes). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation was initially effective for fiscal years beginning after December 15, 2006 but has been extended until 2008. The effect of applying the provisions of the interpretation has not been determined.

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

Advertising Costs
It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2007, 2006, and 2005 were $200,705, $191,625, and $176,341, respectively.

2.INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:
                               Amortized  Unrealized  Unrealized  Estimated
                                  Cost       Gains      Losses    Fair Value
December 31, 2007

Equity securities              $    24,265  $  6,121  $      0  $    30,386
State and municipal securities  12,528,297   444,826         0   12,973,123
U.S. Government Agency
 Securities                     17,990,946     8,184   108,817   17,890,313
Mortgage-backed securities         286,726     7,729         0      294,455

      Total                    $30,830,234  $466,860 $ 108,817  $31,188,277


December 31, 2006

Equity securities              $ 1,024,265  $ 34,612 $       0  $ 1,058,877
State and municipal securities  12,915,079   466,207         0   13,381,286
U.S. Government Agency
 Securities                     18,986,568         0   513,443   18,473,125
Mortgage-backed securities         402,506     7,171       110      409,567

      Total                    $33,328,418  $507,990 $ 513,553  $33,322,855

Securities Held to Maturity:
                                Amortized   Unrealized Unrealized  Estimated
                                  Cost        Gains     Losses     Fair Value
December 31, 2007

U.S. Government Agency
 Securities                    $ 82,990,819  $ 38,747 $  151,889  $ 82,877,677
State and Municipal Securities    5,235,230    54,032     42,829     5,246,433

    Total                      $ 88,226,049  $ 92,779 $  194,718  $ 88,124,110


December 31, 2006

U.S. Government Agency
 Securities                    $ 96,996,715  $ 14,659 $1,985,807  $ 95,025,567
State and Municipal Securities    5,236,089    45,072     23,660     5,257,501

    Total                      $102,232,804  $ 59,731 $2,009,467  $100,283,068

At December 31, 2007 and 2006, securities with a carrying value of $25,697,000 and $37,312,000, respectively were pledged as collateral for public deposits and other purposes as required by law. Also, securities with a carrying value of $32,000,000 and $30,343,000 were pledged to secure Federal Home Loan Bank advances at December 31, 2007 and 2006, respectively. The Federal Home Loan Bank requires the Bank to hold a minimum investment of stock, based on the level of activity. As of December 31, 2007 this stock investment was $1,652,800.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10 % of the Corporation's stockholders' equity at December 31, 2007.

The amortized cost and estimated fair value of securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Available for Sale:
                                 Amortized        Estimated
                                    Cost          Fair Value
Amounts maturing in:
 One year or less               $  7,403,980    $  7,360,748
 After one through five years     16,609,739      16,739,507
 After five through ten years      6,505,524       6,763,181
 After ten years                           0               0
    Total debt securities       $ 30,519,243    $ 30,863,436

Mortgage-backed securities           286,726         294,455
Equity securities                     24,265          30,386
    Total AFS securities        $ 30,830,234    $ 31,188,277

Held to Maturity:
                                  Amortized       Estimated
                                    Cost          Fair Value
Amounts maturing in:
  One year or less              $ 11,999,510    $ 11,954,429
  After one through five years    70,991,309      70,923,248
  After five through ten years     5,235,230       5,246,433
  After ten years                          0               0
     Total HTM securities       $ 88,226,049    $ 88,124,110

For the years ended December 31, 2007, 2006, and 2005, proceeds from sales of securities available for sale amounted to $0, $13,435,545, and $0, respectively. Gross realized gains (losses) amounted to $0, $(564,455), and $0, respectively. The loss during 2006 was due to liquidating securities to fund a tender stock offer.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2007             Less Than Twelve Months   Over Twelve Months
                                    Gross                 Gross
                                  Unrealized  Fair      Unrealized    Fair
                                    Losses    Value       Losses      Value
Securities Available for Sale
Debt securities:
U.S. Government and federal agency  $   0   $   0     $  108,817  $14,890,312
State and municipal securities          0       0              0            0
Mortgage-backed securities              0       0              0            0
Total debt securities                   0       0        108,817   14,890,312
Equity securities                       0       0              0            0
Total securities available
 for sale                           $   0   $   0     $  108,817  $14,890,312



Securities Held to Maturity
U.S. Government and federal agency  $   0   $   0      $ 151,889  $44,846,180
State and municipal securities          0       0         42,829    2,333,528
Total securities held to maturity   $   0   $   0      $ 194,718  $47,179,708

December 31, 2006             Less Than Twelve Months    Over Twelve Months
                                     Gross                Gross
                                   Unrealized  Fair     Unrealized    Fair
                                     Losses    Value      Losses      Value
Securities Available for Sale
Debt securities:
U.S. Government and federal agency   $1,253 $  998,125  $  512,190 $17,475,000
State and municipal securities            0          0           0           0
Mortgage-backed securities                0          0         110     103,287
Total debt securities                 1,253    998,125     512,300  17,578,287
Equity securities                         0          0           0           0
Total securities available for sale  $1,253 $  998,125  $  512,300 $17,578,287

Securities Held to Maturity
U.S. Government and federal agency   $  440 $1,999,560  $1,985,367 $91,000,996
State and municipal securities            0          0      23,660   2,352,343
Total securities held to maturity    $  440 $1,999,560  $2,009,027 $93,353,339


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

At December 31, 2007, the debt securities with unrealized losses have depreciated 48.66% from the Corporation's amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation's loan portfolio at December 31, 2007, 2006, and 2005 was as follows:

                                 2007            2006            2005
Commercial, financial and
 agricultural loans        $  21,850,674   $  20,937,732   $  12,369,529
Real estate:
 Construction loans           11,563,650      13,238,346      10,669,442
 Commercial mortgage loans    38,037,762      45,506,441      33,869,136
 Residential loans            31,936,066      31,942,371      33,773,198
 Agricultural loans            7,257,608       5,576,468       5,850,641
Deposit account overdrafts        98,475          99,516          99,295
Consumer loans                 8,299,787       8,234,881       8,044,000
Loans Outstanding            119,044,022     125,535,755     104,675,241

Unearned discount           (     35,847)   (     43,963)   (     40,837)
Allowance for loan losses   (  2,399,115)   (  2,417,140)   (  2,453,689)
Net loans                  $ 116,609,060   $ 123,074,652   $ 102,180,715

The Corporation's only significant concentration of credit at December 31, 2007, occurs in real estate loans which totaled approximately $89 million. However, this amount is not concentrated in any specific segment within the market or geographic area.

At December 31, 2007 and 2006, impaired loans amounted to $61,574 and $77,045 respectively. Included in the allowance for loan losses is $10,794 related to impaired loans at December 31, 2007, and $17,767 related to impaired loans at December 31, 2006. The amounts in the allowance for loan losses for impaired loans were primarily determined using the fair value of the loans' collateral.

For the years ended December 31, 2007, 2006, and 2005, the average recorded investment in impaired loans was $69,308, $125,520, and $191,722, respectively. Interest income was recognized for cash payments received on loans while they were impaired of $7,112 for 2007, $8,891 for 2006, and $14,361 for 2005.

Loans placed on nonaccrual status amounted to $3,221,569 and $2,347,347 at December 31, 2007 and 2006 respectively. Past due loans over ninety days and still accruing at December 31, 2007 and 2006 were $0 and $9,670, respectively. At year-end 2007, there was one large $3,203,000 fully secured loan in nonaccrual loans on which no loss is anticipated. At year-end 2006, there was one large $2,250,000 loan in nonaccrual loans which was foreclosed and sold at a loss of $110,000 in the fourth quarter of 2006.

Changes in the allowance for loan losses are as follows:

                                     2007         2006         2005
Balance, January 1               $ 2,417,140  $ 2,453,689  $ 2,506,837
 Provision charged to operations           0            0       80,000
 Loans charged off                (   52,758)  (   59,505)  (  226,641)
 Recoveries                           34,733       22,956       93,493
 Purchased reserve                         0            0            0
Balance, December 31             $ 2,399,115  $ 2,417,140  $ 2,453,689

4. PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2007 and 2006 are as follows:

                                     2007             2006
Land                            $  1,177,059     $  1,177,059
Building                           7,875,208        7,872,203
Furniture and equipment            6,415,108        6,000,498
                                  15,467,375       15,049,760

Less accumulated depreciation    ( 9,176,717)     ( 8,470,763)

Total                           $  6,290,658     $  6,578,997

Depreciation of premises and equipment was $743,695, $758,970, and $749,278 in 2007, 2006, and 2005, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, summary of significant accounting policies.

5. INTANGIBLE ASSETS

The following table lists the Corporation's intangible assets at December 31, 2007 and 2006. Core deposit premiums have 6-7 years of remaining amortization, and customers' account base have 7-8 years remaining amortization while mortgage banking has two remaining months to amortize. During 2006, the Corporation accelerated the amortization of the mortgage banking intangible asset by $429,000 due to numerous payoffs for serviced loans.

                                     2007           2006
Amortizing intangible assets
    Core deposit premiums        $ 1,118,272    $ 1,300,012
    Customers' account base          145,519        171,416
    Mortgage banking                  19,305        279,083

    Total intangible assets      $ 1,283,096    $ 1,750,511

6. DEPOSITS

At December 31, 2007, the scheduled maturities of certificates of deposit are as follows:

                               $ Amount
2008                     $    74,712,986
2009                          19,048,170
2010                           1,048,829
2011                             383,809
2012 and thereafter              547,731

       Total             $    95,741,525

7. SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2007, the Corporation had no federal funds purchased. Other short-term borrowed funds consist of Federal Home Loan Bank advances of $10,114,286 with interest at 3.93 % as of December 31, 2007 and $15,000,000 with interest at 3.43 % as of December 31, 2006.

Information concerning federal funds purchased and Federal Home Loan Bank short-term advances are summarized as follows:

                                            2007        2006        2005
Average balance during the year         $14,205,793  $10,475,611  $3,124,427
Average interest rate during the year          4.18%       3.15%       2.57%

Maximum month-end bal. during the year  $16,500,000  $20,000,000  $5,000,000

8. LONG-TERM DEBT

Long-term debt at December 31, 2007 and 2006 consisted of the following:

                                                      2007         2006
Advance from Federal Home Loan Bank with a 2.85%
 fixed rate of interest maturing March 11, 2013.
 (convertible to a variable rate at option of
 Federal Home Loan Bank on March 11, 2008),
 (transferred to short-term borrowings).            $         0  $ 5,000,000

Advance from Federal Home Loan Bank with a 3.85%
 fixed rate of interest maturing April 30, 2014,
 (convertible to a variable rate at option of
 Federal Home Loan Bank on April 30, 2009).          10,000,000   10,000,000



Advance from Federal Home Loan Bank with a 5.24%
 fixed rate of interest maturing February 6, 2009.    5,000,000            0

Advance from Federal Home Loan Bank with a 5.21%
 fixed rate of interest due in annual installments
 maturing December 17, 2008,(transferred to
 short-term borrowings).                                      0      228,571

Total long-term debt                                $15,000,000  $15,228,571

The advances from Federal Home Loan Bank are collateralized by the pledging of investment securities. At December 31, 2007 and 2006, securities with a carrying value of $32,000,000 and $30,343,000, respectively, were pledged to secure these advances. There were no 1-4 family residential mortgages pledged to secure Federal Home Loan Bank advances. At December 31, 2007, the Corporation had approximately $45,000,000 of unused lines of credit with the Federal Home Loan Bank.

The following are maturities of long-term debt for the next five years. At December 31, 2007, there was no floating rate long-term debt; however, some of the advances have convertible call features.

                           Fixed Rate
Due in:                     $ Amount
2008                      $         0
2009                        5,000,000
2010                                0
2011                                0
2012                                0
Later Years                10,000,000

Total long-term debt      $15,000,000

9. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Pension Plan
The Corporation has a noncontributory defined benefit pension plan which covers most employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2007, 2006, and 2005 is presented below.

                                           2007          2006         2005
   Change in Benefit Obligation
Benefit obligation at beginning of year $11,183,684  $11,894,280  $11,053,754
Service cost                                      0      499,562      405,783
Interest cost                               690,697      734,225      688,756
Amendments                                        0   (1,452,854)           0
Benefits paid                              (678,445)  (  678,512)  (  563,171)
Other - net                                 916,907      186,983      309,158
Benefit obligation at end of year       $12,112,843  $11,183,684  $11,894,280

   Change in Plan Assets
Fair value of plan assets at
 beginning of year                      $10,458,052  $ 9,450,986  $ 9,233,482
Actual return on plan assets                574,832      675,672      286,943
Employer contribution                       693,943    1,009,906      493,732
Benefits paid                            (  678,445)  (  678,512)  (  563,171)
Fair value of plan assets at
 end of year                            $11,048,382  $10,458,052   $ 9,450,986

                                            2007         2006         2005
Funded status                           $(1,064,461) $  (725,632) $(2,443,294)
Unrecognized net actuarial (gain)/loss            0    1,380,424    2,686,806
Unrecognized prior service cost                   0            0      289,695
Pension liability included in
 other liabilities                      $(1,064,461) $   654,792  $   533,207

Accumulated benefit obligation          $12,112,843  $11,183,684  $10,625,203

   Amount recognized in consolidated
   balance sheet consist of the following:  2007         2006         2005

Accrued Pension                         $ 1,064,461  $   725,632  $ 1,707,424

Intangible assets                       $         0  $         0  $   289,695
Deferred tax assets                         361,917      246,715      482,028
Accumulated other comprehensive income      702,544      478,917      935,701
Total                                   $ 1,064,461  $   725,632  $ 1,707,424


   Components of  Pension Cost               2007          2006         2005
Service cost                            $         0  $   499,562  $   405,783
Interest cost on benefit obligation         690,697      734,225      688,756
Expected return on plan assets           (  826,839)  (  792,327)  (  739,352)
Other - net                                  74,003      187,501       97,194
Net periodic pension cost               $(   62,139) $   628,961  $   452,381

Other changes in plan assets and benefit obligations recognized in comprehensive income:

                                    2007         2006         2005
Net loss (gain)                   $ 338,829   $(981,792)   $ 962,737
Prior service costs                      0            0            0
Total recognized in other
 comprehensive income             $ 338,829   $(981,792)  $  962,737
Net periodic pension cost          ( 62,139)    628,961      452,381
Total recognized in net periodic
 pension cost and other
 comprehensive income             $ 276,690   $(352,831)  $1,415,118

In 2007, the year after adopting Financial Accounting Standard No. 158, Employer's Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans, and freezing its pension retirement plan, the Corporation accrued $519,635 funding contributions to the plan. Also, the Corporation recorded additional accrued pension liability of $338,829 and other comprehensive income (loss) of ($338,829) or ($223,627) on a pre-tax basis. The additional actuarial loss of $916,907 during 2007 was due to an updated mortality table which reflected longer lives for participants in the plan.

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

Incremental Effect of Applying SFAS No. 158 and curtailment of the Plan on Individual Line Items in the Statement of Financial Position at December 31, 2006:

                                    Before    Adjustments      After
Intangible Assets               $  2,040,206   $(289,695)  $   1,750,511
Other assets including
 deferred tax assets               7,440,239    (235,313)      7,204,926
Total assets                     289,041,430    (525,008)    288,516,422
Other liabilities including
 pension liability                 4,603,612    (981,792)      3,621,820
Accumulated other comprehensive
 income                           (  939,372)    456,784    (    482,588)
Total stockholder's equity      $ 27,500,135   $ 456,784   $  27,956,919

During the fourth quarter of 2006, the Corporation froze its pension retirement plan due to deterioration of its funding status and the increasing costs to keep it funded. In December, the Corporation accrued $174,308 additional contributions to the Plan in order to make the required minimum contribution for 2006 of $1,184,214. According to SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, there is no gain to be recognized in 2006 due to freezing the plan. The table below shows the effects of before and after the curtailment of the pension plan.

SFAS No. 88 as of December 31, 2006
                                       Before       Effect of       After
                                     Curtailment   Curtailment   Curtailment
Projected Benefit Obligation        $ 12,636,538  $(1,452,854)  $ 11,183,684
Less Market Value of Assets           10,458,052            0     10,458,052
Funded Status                       $( 2,178,486) $ 1,452,854   $(   725,632)
Unrecognized Net Prior Service Cost      259,360   (  259,360)             0
Unrecognized  Net (Gain) or Loss       2,833,278   (1,452,854)     1,380,424
Prepaid/(Accrued) Pension Cost      $    914,152  $(  259,360)  $    654,792

In 2006, the Corporation recorded the combined non-cash adjustments for changes before and after the curtailment to the equity through accumulated other comprehensive income of ($692,097), or ($456,784) on a pre-tax basis, accrued pension liability of ($981,792), and intangible assets of ($289,695).
 The initial year of adoption required the adjustments to only be made to accumulated comprehensive income in equity.

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

At December 31, 2007, the plan assets included cash and cash equivalents, U.S. Treasury bonds and notes, other government agency securities, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2007 and 2006, respectively were:

                                                      2007         2006
Weighted-Average Assumptions As of December 31
Discount rate                                        6.25%         6.25%
Rate of compensation increase                         N/A           N/A


For the years ended December 31, 2007, 2006, and 2005, the assumptions used to determine net periodic pension costs are as follows:

                                       2007         2006         2005
Discount rate                          6.25%        6.25%         6.50%
Expected return on plan assets         8.00%        8.00%         8.00%
Rate of compensation increase           N/A         5.00%         5.00%

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

                                                 2007         2006
Planned Asset Allocation as of December 31
Equity                                           25%          25%
Fixed income                                     62%          70%
Cash & cash equivalents                          13%           5%
Total                                           100%         100%

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

All the Corporation's equity investments are in mutual funds with a Morningstar rating of 3 or higher, have at least $300 million in investments, and have been in existence 5 years or more. To reduce risk through efficient diversification and to provide for better liquidity, the stock portion of the portfolio is maintained with the use of mutual funds. No more than 10% of the market value of the plan is invested in any one mutual fund. Mutual funds investing in international stocks are allowed, but are limited to no more than 5% of the market value of the plan.

Fixed income securities include issues of the U.S. Government and its agencies, corporate bonds, certificates of deposit, and preferred stocks.
Any corporate bond or preferred stock purchased must have a rating (by Standard & Poor's or Moody's) of "A" or better. Investments in securities of a single issuer (with the exception of the U.S. Government, U.S. Government Agencies, and federal insured bank deposits) do not exceed 5% of the market value of the plan. The average maturity of the fixed income portion of the portfolio does not exceed 10 years.

Estimated Contributions
The employer expects to contribute $250,000 to this pension plan in 2008.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2008                 $   808,100
2009                     814,000
2010                     869,800
2011                     861,900
2012                     897,300
Years 2013 - 2017    $ 4,561,300

Southwest Georgia Bank 401(K) Plan
In place of the Corporation's frozen defined pension retirement plan, the Corporation is offering the employees a 401(K) Plan effective January 1, 2007. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a "safe-harbor" plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. During 2007, the Corporation matched the employee participants for the first four percent of salary contributing $164,170 to the plan.

Employee Stock Ownership Plan
The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (ESOP) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The contributions were $309,809 in 2007, $0 in 2006, and $538,675 in 2005. Contributions to
eligible participants are based on percentage of annual compensation. As of December 31, 2007, the ESOP holds 327,478 shares of the Corporation's outstanding shares of common stock. All 326,914 released shares are allocated to the participants. The 564 unreleased shares are pledged as collateral for a $10,000 long-term debt incurred from repurchasing participants' shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation's outstanding shares and earnings per share computation.

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

Deferred Compensation Agreement
The Corporation has entered into an employment agreement with an executive officer of Empire as of January 1, 2002 and that was amended on November 15, 2006. Under this employment agreement the executive officer shall be credited with Deferred Compensation for his service and covenants in the amount of $200,000 on December 31, 2002 and $200,000 on each anniversary date thereafter to 2006. The executive officer has irrevocably elected to waive participation in the Pension and Employee Stock Ownership Plans. Based on the agreement, annual contributions ended in 2006; therefore, no contributions were made in 2007. Also, under the amended agreement monthly installment payments commence six months after the date of the executive officer's termination and continue each month thereafter until the deferred compensation account is exhausted.


Directors and Executive Officers Stock Purchase Plan
The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $500 monthly of salary or directors' fees and receive corporate common stock with an aggregate value of
1.5 times their contribution. The expense incurred during 2007, 2006, and 2005 on the part of the Corporation totaled $68,400, $62,100, and $64,550, respectively.

Stock Option Plan
Effective March 19, 1997, the Corporation established a Key Individual Stock Option Plan which provides for the issuance of options to key employees and directors of the Corporation. In April 1997, the Plan was approved by the Corporation's shareholders, and it will be effective for ten years. A maximum of 196,680 shares of common stock have been authorized for issuance with respect to options granted under the Plan. The Plan provides for the grant of incentive stock options and nonqualified stock options to key employees of the Corporation. The Plan is administered by the Personnel Committee of the Board of Directors.

In April of 2007, the Key Individual Stock Option Plan, which was effective for ten years, concluded as related to granting new stock options. In 2007, there were no stock options granted to the Corporation's key employees and/or directors. In 2006, 4,500 incentive stock options (ISO) were granted, and in 2005, the Corporation granted 1,500 stock options. Under the Plan, the exercise price of each option equals the market price of the Corporation's stock on the grant date for a term of ten years. All of these stock options are fully vested. The fair value of each stock option grant is estimated on the grant date using an option-pricing model using weighted-average assumptions.

The following table sets forth the number of stock options granted, the average fair value of options granted, and the weighted-average assumptions used to determine the fair value of the stock options granted.

                                                2007     2006      2005
Number of stock options granted                     0     4,500     1,500
Average fair value of stock options granted         0   $  3.90   $  4.11
Number of option shares exercisable           107,165   108,605   131,480
Average price of stock options exercisable    $ 18.02   $ 17.66   $ 17.67
Weighted-average assumptions:
Dividend yield                                   2.9%      2.6%      2.4%
Risk-free interest rate                          4.5%      4.8%      3.9%
Volatility rate                                 20.0%     20.0%     20.0%
Expected life                                 5 years   5 years   5 years

A summary of the status of the Corporation's Plan as of December 31, 2007, 2006 and 2005, and the changes in stock options during the years are presented below:

                                      No. of Shares         Average Price
Outstanding at December 31, 2004         138,640             $  17.76
Granted                                    1,500                22.05
Expired                                  ( 3,000)               21.08
Exercised                                ( 4,160)               18.19
Outstanding at December 31, 2005         132,980                17.72
Granted                                    4,500                19.84
Expired                                  ( 2,500)               22.17
Exercised                                (21,875)               17.52
Outstanding at December 31, 2006         113,105                17.74
Granted                                        0                    0
Expired                                  (   660)               19.32
Exercised                                ( 5,280)               11.88
Outstanding at December 31, 2007         107,165             $  18.02

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2007.

                     Outstanding Stock Options       Exercisable Stock Options

                             Weighted-
                             Average       Weighted                Weighted
                 Number      Remaining     Average     Number      Average
Exercise       Outstanding   Contractual   Exercise  Exercisable   Exercise
Price Range    at 12/31/07     Life          Price   at 12/31/07    Price
$11 to $12      1,320        4.5 Years     $ 11.93     1,320       $ 11.63
$12 to $13      4,620        3.5 Years       12.09     4,620         12.09
$13 to $14     17,160        3.4 Years       13.09    17,160         13.09
$19 to $20     80,765        2.8 Years       19.37    80,765         19.37
$21 to $23      3,300        8.5 Years       21.52     3,300         21.52

$11 to $23    107,165                      $ 18.02   107,165       $ 18.02

As of July 1, 2005, the Corporation adopted SFAS No. 123R which requires recording stock option awards as compensation cost based on the fair value of the stock options over the vesting period. In 2005, the year of adopting the new standard, the Corporation had no effect from the change on income before taxes, net income, cash flow from operations, and basic and diluted earnings per share. The corporation granted no stock options in 2007. The Corporation granted 4,500 ISO's at a fully vested fair value of $17,570 during 2006 and granted 1,500 ISO's fully vested at a fair value of $6,165 to employees in December 2005. The fair value of these ISO's which are classified as equity is required to be recorded in the financial statements as compensation cost.

Dividend Reinvestment and Share Purchase Plan
In 1997, the Corporation's Board of Directors approved a dividend reinvestment and share purchase plan. Also, the Board amended this plan on September 16, 1998. The purpose of the plan is to provide shareholders of record of the Corporation's common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant's price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the American Stock Exchange on the dividend payable date or other purchase date. During the years ended December 31, 2007, 2006, and 2005, 10,821, 11,782, and
12,747, respectively, shares were issued through the plan at an average of $19.15, $21.89, and $22.84, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

10. INCOME TAXES

Components of income tax expense for 2007, 2006, and 2005 are as follows:

                                2007         2006          2005
Current payable              $ 321,785   $ 1,051,925   $ 1,716,781
Deferred taxes (benefit)      ( 14,842)   (  317,550)   (  400,101)
Total income taxes           $ 306,943 $     734,375   $ 1,316,680

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

                           2007             2006                2005
                       Amount    %      Amount      %      Amount      %
Taxes at statutory
 income tax rate    $ 688,517   34.0  $ 1,283,342  34.0  $ 1,919,371  34.0
Reductions in taxes
 resulting from
 exempt income       (292,724) (14.4)  (  254,729) (6.7)  (  250,890) (4.5)
Other timing
differences          ( 88,850) ( 4.4)  (  294,238) (7.8)  (  351,801) (6.2)

Total income taxes  $ 306,943   15.2  $   734,375  19.5  $ 1,316,680  23.3

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2007, 2006, and 2005 are summarized as follows:

                                               2007       2006      2005
Accretion of discount (net of maturities)   $  5,800  $   8,200  $  13,700
Nonqualified retirement plan
 contribution / payments                       8,600   (  7,500)     9,300
Gain on disposition of discounted bonds      (15,300)  ( 16,900)  ( 34,600)
Bad debt expense in excess of tax              6,100   (198,840)  (275,200)
Deferred compensation                              0   ( 68,000)  ( 67,900)
Book and tax depreciation difference         (20,042)  ( 34,510)  ( 45,401)

   Total deferred taxes                     $(14,842) $(317,550) $(400,101)

                                              December 31
                                           2007         2006
Deferred tax assets:
 Bad debt expense in excess of tax     $  467,940   $  474,040
 Pension plan                             361,917      246,715
 Unrealized loss on securities
  available for sale                            0        1,891
 Deferred compensation                    360,817      369,500
   Total deferred tax assets            1,190,674    1,092,146
Deferred tax liabilities:
 Accretion on securities                   19,700       29,200
 Depreciation on fixed assets             105,347      125,472
 Unrealized gain on securities
  available for sale                      121,735            0
   Total deferred tax liabilities         246,782      154,672

Net deferred tax assets                $  943,892   $  937,474

11. RELATED PARTY TRANSACTIONS

The Employee Stock Ownership Plan and Trust of Southwest Georgia Financial Corporation presently holds 327,478 shares of the Corporation's stock of which 564 shares have been pledged. In the normal course of business, the Corporation's banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $2,885,000 and $2,647,000 at December 31, 2007 and 2006, respectively. During 2007, approximately $2,276,000 of such loans were made, and repayments totaled approximately $2,038,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2007 or 2006. Also, during 2007 and 2006, directors and executive officers had approximately $2,030,000 and $2,017,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

                                      Dec. 31, 2007    Dec. 31, 2006
Financial instruments whose contract
amounts represent credit risk:
 Commitments to extend credit          $ 12,439,064    $ 20,471,344
 Standby letters of credit and
  financial guarantees                 $     10,000    $     10,000

13. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following information and tables present the carrying amounts and fair values of the Corporation's financial instruments at December 31, 2007 and 2006. Where quoted prices are not available, fair values are based on estimates using discounted cash flows and other valuation techniques. Those techniques can be significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Corporation.

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

Deposits
The fair value of demand deposits, savings accounts, and certain money market deposits is the amount payable on demand at December 31, 2007. The fair value of fixed-maturity certificates of deposit is estimated by discounting the future cash flows using the rates currently offered for deposits of similar remaining maturities.

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

The carrying amount and estimated fair values of the Corporation's financial instruments are as follows:

                                   December 31, 2007    December 31, 2006
                                   Carrying    Fair     Carrying     Fair
                                    Amount     Value     Amount      Value
                                (Dollars in Thousands) (Dollars in Thousands)
Financial assets:
 Cash and cash equivalents        $  18,734 $  18,734  $  12,385  $  12,385
 Securities available for sale       31,188    31,188     33,323     33,323
 Securities held to maturity         88,226    88,124    102,233    100,283
 Federal Home Loan Bank stock         1,653     1,653      1,967      1,967
 Loans                              119,008   116,964    125,492    123,114
 Less: allowance for loan losses      2,399     2,399      2,417      2,417
Financial liabilities:
 Deposits                           216,793   217,159    226,709    226,887
 Short-term borrowings               10,114    10,094     15,000     14,818
 Long-term debt                      15,000    15,054     15,229     14,934
Unrecognized financial
 instruments:
 Commitments to extend credit        12,439    12,439     20,471     20,471
 Standby letters of credit               10        10         10         10


14. SUPPLEMENTAL FINANCIAL DATA

Components of other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

                                           Years Ended December 31
                                          2007       2006       2005
Other professional fees                  $257,378   $475,580   $306,271
Directors & board committee fees         $244,091   $239,916   $227,500

15. STOCKHOLDERS' EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2007, approximately $874,000 of the Bank's net assets was available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2007, the Bank's reserve requirements averaged approximately $4,925,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007 and 2006, that the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2007, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2007 and 2006 are also presented in the table.

As a result of regulatory limitations at December 31, 2007, approximately $24,725,000 of the parent company's investment in net assets of the subsidiary bank of $25,584,000, as shown in the accompanying condensed balance sheets in Note 16 was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation's ratios under the above rules at December 31, 2007 and 2006 are set forth in the following table. The Corporation's leverage ratio at December 31, 2007 was 8.98%. The capital ratios are reduced because we funded a tender stock offering through equity.

                                                              To Be Well
                                                           Capitalized Under
                                          For Capital      Prompt Corrective
                            Actual     Adequacy Purposes   Action Provisions
                       Amount   Ratio  Amount     Ratio    Amount     Ratio
As of December 31, 2007:
Total capital (to
 risk-weighted
 assets)            $27,498,970 19.39% $11,345,440 >8.00% $14,181,800 >10.00%
Tier I capital (to
 risk-weighted
 assets)            $25,718,507 18.13% $ 5,672,720 >4.00% $ 8,509,080 > 6.00%
Tier I capital (to
 average assets)    $25,718,507  8.98% $ 8,588,929 >3.00% $14,314,882 > 5.00%


As of December 31, 2006:
Total capital (to
 risk-weighted
 assets)            $28,820,209 19.23% $11,989,280 >8.00% $14,986,600 >10.00%
Tier I capital (to
 risk-weighted
 assets)            $26,940,172 17.98% $ 5,994,640 >4.00% $ 8,991,960 > 6.00%
Tier I capital (to
 average assets)    $26,940,172  8.88% $ 9,101,594 >3.00% $15,169,323 > 5.00%

16. PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation's condensed balance sheets as of December 31, 2007 and 2006, and its related condensed statements of operations and cash flows for the years ended are as follows:

                           Condensed Balance Sheets
                       as of December 31, 2007 and 2006
                            (Dollars in thousands)
                                  ___________
                                                     2007      2006
ASSETS

Cash                                              $    608   $  1,631
Investment in consolidated wholly-owned bank
 subsidiary, at equity                              25,582     25,308
Investment securities available for sale                18         32
Loans                                                   42        200
Other assets                                           627      1,167

      Total assets                                $ 26,877   $ 28,338


LIABILITIES AND STOCKHOLDERS' EQUITY

Dividends payable                                 $    357   $    343
Other liabilities                                        2         38

      Total liabilities                                359        381

Stockholders' equity:
 Common stock, $1 par value, 5,000,000 shares
 authorized, 4,293,835 shares for 2007 and
 4,288,555 for 2006 issued                           4,294      4,289
 Additional paid-in capital                         31,701     31,644
 Retained earnings                                  17,039     16,763
 Accumulated other comprehensive income            (   466)   (   483)
 Treasury stock, at cost, 1,744,198 for 2007
  and 1,648,912 shares for 2006                    (26,050)   (24,256)

      Total stockholders' equity                    26,518     27,957

      Total liabilities and stockholders' equity  $ 26,877   $ 28,338

16.  PARENT COMPANY FINANCIAL DATA (continued)

                  Condensed Statements of Income and Expense
             for the years ended December 31, 2007, 2006, and 2005
                            (Dollars in thousands)
                                  __________

                                          2007         2006        2005
Income:
 Dividend received from bank
  subsidiary                             $ 1,500    $  15,000    $  3,000
 Interest on loan                             16           42           3
 Other                                        34           69          61

    Total income                           1,550       15,111       3,064

Expenses:
 Other                                       169          357          97

Income before income taxes and
 equity in undistributed income
 of bank subsidiary                        1,381       14,754       2,967

Income tax expense - allocated from
 consolidated return                      (   89)     (   147)    (    91)

  Income before equity in undistributed
   income of subsidiary                    1,470       14,901       3,058

Equity in undistributed income of
 subsidiary                                  248      (11,861)      1,271

     Net income                            1,718        3,040       4,329

Retained earnings - beginning of year     16,763       15,258      12,627

Cash dividend declared                    (1,442)     ( 1,535)    ( 1,698)

Retained earnings - end of year          $ 17,039   $  16,763   $  15,258

                                  __________


16. PARENT COMPANY FINANCIAL DATA (continued)

                      Condensed Statements of Cash Flows
             for the years ended December 31, 2007, 2006, and 2005
                            (Dollars in thousands)
                                  __________
                                                   2007      2006      2005
Cash flow from operating activities:
 Net income                                     $  1,718  $   3,040   $ 4,329
 Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
  Equity (deficit) in undistributed earnings of
   Subsidiary                                    (   248)    11,861    (1,271)
  Changes in:
   Other assets                                      490        953    (1,079)
   Other liabilities                                  16   (     92)       56

   Net cash provided for operating activities      1,976     15,762     2,035

Cash flow from investing activities:
 Net change in loans                                158    (   195)        20

   Net cash provided (used) for investing
    activities                                      158    (   195)        20

Cash flow from financing activities:
 Cash dividend paid to stockholders              (1,427)   ( 1,535)    (1,698)
 Purchase of treasury stock                      (1,793)   (14,542)    (  555)
 Proceeds from issuance of common stock              63        401         75

   Net cash provided (used) for financing
    activities                                   (3,157)   (15,676)    (2,178)

   Increase (decrease) in cash                   (1,023)   (   109)    (  123)

   Cash - beginning of year                       1,631      1,740      1,863

   Cash - end of year                           $   608   $  1,631    $ 1,740

17. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

                                   Year Ended December 31, 2007
                                            Weighted       Per
                                             Average      Share
                                Income       Shares       Amount
Basic earnings per share:
 Net income                  $ 1,718,108    2,583,932     $ 0.66
Diluted earnings per share:
 Net income                  $ 1,718,108    2,593,021     $ 0.66

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


18. QUARTERLY DATA

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                                QUARTERLY DATA
                                  (UNAUDITED)
                            (Dollars in Thousands)
                                                    For the Year 2007
                                            Fourth    Third   Second   First
Interest and dividend income               $ 3,751  $ 4,093  $ 4,049  $ 3,993
Interest expense                             1,735    1,828    1,723    1,687
Net interest income                          2,016    2,265    2,326    2,306
Provision for loan losses                        0        0        0        0
Net interest income after provision for
 loan losses                                 2,016    2,265    2,326    2,306
Noninterest income                           1,176    1,779    1,444    2,316
Noninterest expenses                         4,441    2,995    2,967    3,200
Income before income taxes                  (1,249)   1,049      803    1,422
Provision(benefit) for income taxes         (  557)     271      182      411
Net income (loss)                          $(  692) $   778  $   621  $ 1,011
Earnings (loss) per share of common stock:
  Basic                                    $  (.27) $   .30  $   .24  $   .39
  Diluted                                  $  (.27) $   .30  $   .24  $   .39

                                                    For the Year 2006
                                             Fourth   Third   Second   First
Interest and dividend income               $ 4,095  $ 4,145  $ 3,965  $ 3,824
Interest expense                             1,745    1,726    1,541    1,368
Net interest income                          2,350    2,419    2,424    2,456
Provision for loan losses                        0        0        0        0
Net interest income after provision for
 loan losses                                 2,350    2,419    2,424    2,456
Noninterest income                           1,415    1,246    2,402    2,046
Noninterest expenses                         3,150    3,654    3,142    3,038
Income before income taxes                     615       11    1,684    1,464
Provision(benefit) for income taxes             76   (  187)     466      379
Net income                                 $   539  $   198  $ 1,218  $ 1,085
Earnings per share of common stock:
  Basic                                    $   .20  $   .06  $   .38  $   .33
  Diluted                                  $   .20  $   .06  $   .37  $   .33

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

20. SEGMENT REPORTING (continued)

The Corporation does not have operating segments other than those reported. Parent Company and the Administrative Offices financial information is included in the Other category, and is deemed to represent an overhead function rather than an operating segment. The Administrative Offices include audit, marketing, personnel, and the executive office.

The Corporation does not have a single external customer from which it derives 10 % or more of its revenue and operates in one geographical area.

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2007, 2006, and 2005, are as follows:

                                                                Segment Reporting
                                                      For the year ended December 31, 2007
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  4,597      ( 4)        20          0       4,250                       50   $  8,913
Net intersegment interest
  income (expense)                3,920      ( 6)       (18)         8      (3,904)
Net Interest Income               8,517      (10)         2          8         346                       50      8,913

Provision for Loan Losses

Noninterest Income (expense)
  external customers              2,072    2,784      1,136        632          80             0         11      6,715
Intersegment noninterest
  income (expense)                    9      (11)         2         56                       (56)
Total Noninterest Income          2,081    2,773      1,138        688          80           (56)        11      6,715

Noninterest Expenses:
Depreciation                        498       63         28         24          41                       90        744
Amortization of intangibles         182      261         32         18                       (26)                  467
Other Noninterest expenses        5,623    3,193        913        616         554             0      1,493     12,392
Total Noninterest Expenses        6,303    3,517        973        658         595           (26)     1,583     13,603

Pre-tax Income                    4,295     (754)       167         38        (169)          (30)    (1,522)     2,025

Provision for Income Taxes          879     (285)        42          5         (42)                    (292)       307

Net Income                     $  3,416     (469)       125         33        (127)          (30)    (1,230)  $  1,718

Assets                         $314,612    4,053      1,257        459     139,161      (188,483)       594   $271,653

Expenditures for Fixed Assets  $    373       72          7          2           5                            $    459



Amounts included in the "Other" column are as follows:
                                                  Other
Net interest Income:
   Parent Company                               $     50
Noninterest Income:
   Executive office miscellaneous income              11
Noninterest Expenses:
   Parent Company corporate expenses                 169
   Executive office expenses not
     allocated to segments                         1,414
Provison for Income taxes:
   Parent Company income taxes (benefit)             (89)
   Executive office income taxes not
     allocated to segments                          (203)
Net Income:                                     $ (1,230)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $    594


                                                                Segment Reporting
                                                      For the year ended December 31, 2006
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  4,743                  18       (723)      5,501                      111   $  9,650
Net intersegment interest
  income (expense)                3,873      (24)       (29)       660      (4,480)
Net Interest Income               8,616      (24)       (11)       (63)      1,021                      111      9,650

Provision for Loan Losses

Noninterest Income (expense)
  external customers              1,872    3,968      1,174        591        (495)            0          0      7,110
Intersegment noninterest
  income (expense)                   36      (24)       (12)        40                       (40)
Total Noninterest Income          1,908    3,944      1,162        631        (495)          (40)         0      7,110

Noninterest Expenses:
Depreciation                        508       47         35         28          44                       96        758
Amortization of intangibles         182      707         35         18                       (25)                  917
Noninterest Income (expense)
Other Noninterest Expenses        5,502    1,948        848        603         607             0      1,803     11,311
Total Noninterest Expenses        6,192    2,702        918        649         651           (25)     1,899     12,986

Pre-tax Income                    4,332    1,218        233        (81)       (125)          (15)    (1,788)     3,774

Provision for Income Taxes          930      472         45        (13)       (124)                    (576)       734

Net Income                     $  3,402      746        188        (68)         (1)          (15)    (1,212)  $  3,040

Assets                         $331,178    3,513      1,614      1,750     145,732      (196,021)       750   $288,516

Expenditures for Fixed Assets  $    458       24          2         12          13                            $    509

Amounts included in the "Other" column are as follows:
                                                   Other
Net interest Income:
   Parent Company                               $    111
Noninterest Income:
   Executive office miscellaneous income               0
Noninterest Expenses:
   Parent Company corporate expenses                 357
   Executive office expenses not
     allocated to segments                         1,542
Provison for Income taxes:
   Parent Company income taxes (benefit)            (148)
   Executive office income taxes not
     allocated to segments                          (428)
Net Income:                                     $( 1,212)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $    750


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

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation's disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2007. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting
The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Managment's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting".

Changes in Internal Control Over Financial Reporting
No changes were made to the Corporation's internal control over financial reporting during the last fiscal quarter that materially affected or could reasonably likely to materially affect the Corporation's internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading "Information About Nominees For Director" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 27, 2008, to be filed with the Commission, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 27, 2008, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND STOCK RELATED MATTERS

The information contained under the heading "Voting Securities and Principal Holders" and "Equity Compensation Plan Information" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 27, 2008, to be filed with the Commission, is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
INDEPENDENCE

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 27, 2008, to be filed with the Commission, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading "Information Concerning the Company's Accountants" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 27, 2008, to be filed with the Commission, is incorporated herein by reference.


                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1). Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2007, 2006, and 2005 are included in
Part II, Item 8 herein:

   (i)      Report of Independent Auditors

   (ii)     Consolidated Balance Sheets - December 31, 2007 and 2006

   (iii) Consolidated Statements of Income - Years ended December 31, 2007, 2006, and 2005

   (iv) Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2007, 2006, and 2005

   (v) Consolidated Statements of Cash Flows - Years ended December 31, 2007, 2006, and 2005

   (vi)     Notes to Consolidated Financial Statements - December 31, 2007

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

 10.1 Pension Retirement Plan of the Corporation, as amended effective as of November 15, 2006 (included as Exhibit 10.1 to the Corporation's Form 10-K dated December 31, 2006, previously filed with the Commission and incorporated herein by reference.)*

 10.2 Form of Directors' Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation's Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

 10.3 Directors' and Executive Officers' Stock Purchase Plan of the Corporation dated March 18, 1992 (included as Exhibit
                   10.7 to the Corporation's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).*

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

 10.5 Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

 10.6 Trust under the Corporation's Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation's Form 10-K dated December 31, 1997,previously filed with the Commission and incorporated herein by reference).*

 10.7 Employee Stock Ownership Plan and Trust of the Corporation as amended and restated (included as Exhibit 10.7 to the Corporation's Form 10-K dated December 31, 2005, previously filed with the Commission and incorporated herein by reference).*

 10.8 Dividend Reinvestment and Share Purchases Plan of the Corporation as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation's Form S-3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

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

 10.16 Form of Employment Agreement by and between the Corporation and Bank and John J. Cole, Jr. and George R. Kirkland (included as Exhibit 10.16 to the Corporation's Form 10-K dated December 31, 2005, previously filed with the Commission and incorporated herein by reference).*

 10.17 Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006 (included as Exhibit
                   10.17 to the Corporation's Form 10-K dated December 31, 2006, previously filed with the Commission and incorporated herein by reference).*

 14 Code of Ethical Conduct dated February 27, 2008 (included as Exhibit 14 to the Corporation's Form 8-K dated February 27, 2008, previously filed with the Commission and incorporated herein by reference).

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


                                    Southwest Georgia Financial Corporation
                                                (Corporation)

Date:   March 28, 2008              By:     /s/ DeWitt Drew
                                            DEWITT DREW
                                            President and Chief
                                            Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


/s/ DeWitt Drew					Date:  March 28, 2008
DEWITT DREW
President and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                          Date:  March 28, 2008
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ Michael J. McLean                           Date:  March 28, 2008
MICHAEL J. MCLEAN
Chairman

/s/ Richard L. Moss				Date:  March 28, 2008
RICHARD L. MOSS
Vice Chairman

/s/ Cecil H. Barber 		   		Date:  March 28, 2008
CECIL H. BARBER
Director

/s/ John J. Cole, Jr.		  		Date:  March 28, 2008
JOHN J. COLE, JR.
Director

/s/ Roy Reeves	 				Date:  March 28, 2008
ROY REEVES
Director

/s/ Johnny R. Slocumb                           Date:  March 28, 2008
JOHNNY R. SLOCUMB
Director

/s/ M. Lane Wear				Date:  March 28, 2008
M. LANE WEAR
Director

/s/ Marcus R. Wells				Date:  March 28, 2008
MARCUS R. WELLS
Director

/s/ C. Broughton Williams                       Date:  March 28, 2008
C. BROUGHTON WILLIAMS
Director






                                 Exhibit Index

       Exhibit Number      Description of Exhibit

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