Form 10-Q
period 2008-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2008-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the quarterly period ended March 31, 2008

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

Large accelerated filer [   ]            Non-accelerated filer [  ]
Accelerated filer [   ]                  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).    Yes [    ]     No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                     Outstanding At April 21, 2008
    Common Stock, $1 Par Value                     2,547,837










                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2008

                               TABLE OF CONTENTS

                                                             PAGE #

PART I - FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

  The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

     a.  Consolidated balance sheets - March 31, 2008
         (unaudited) and December 31, 2007 (audited).             2

     b.  Consolidated statements of income (unaudited) -
         for the three months ended March 31, 2008 and 2007       3

     c.  Consolidated statements of comprehensive income
         (unaudited) - for the three months ended
         March 31, 2008 and 2007                                  4

     d.  Consolidated statements of cash flows (unaudited)
         for the three months ended March 31, 2008 and 2007       5

     e.  Notes to Consolidated Financial Statements               6


  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS      13

  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                  21

  ITEM 4(T).  CONTROLS AND PROCEDURES                            22

PART II - OTHER INFORMATION

  ITEM 6.     EXHIBITS                                           23

  SIGNATURE                                                      24













                                      -1-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEET
                     March 31, 2008 and December 31, 2007

                                             (Unaudited)        (Audited)
                                               March 31,       December 31,
                                                 2008              2007
ASSETS
Cash and due from banks                     $   9,085,102    $   8,736,079
Interest-bearing deposits in other banks       36,325,225        9,997,889
Federal funds sold                              7,185,000                0
    Cash and cash equivalents                  52,595,327       18,733,968
Investment securities available for sale,
 at fair value                                 79,366,826       31,188,277
Investment securities held to maturity
 (fair value approximates $18,483,569
 and $88,124,110)                              18,229,949       88,226,049
Federal Home Loan Bank stock, at cost           1,843,300        1,652,800
    Total investment securities                99,440,075      121,067,126
Loans                                         125,197,837      119,044,022
Less: Unearned income                        (     34,288)    (     35,847)
   Allowance for loan losses                 (  2,402,309)    (  2,399,115)
    Loans, net                                122,761,240      116,609,060
Premises and equipment, net                     6,184,270        6,290,658
Foreclosed assets, net                                  0           90,000
Intangible assets                               1,211,881        1,283,096
Other assets                                    7,033,991        7,579,289
    Total assets                            $ 289,226,784    $ 271,653,197
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                              $  28,552,762    $  23,085,509
  Money Market                                 41,238,285       42,031,450
  Savings                                      22,154,601       20,560,963
  Certificates of deposit $100,000 and over    32,175,655       29,588,737
  Other time accounts                          66,783,363       66,152,788
    Total interest-bearing deposits           190,904,666      181,419,447
  Noninterest-bearing deposits                 38,483,287       35,373,243
    Total deposits                            229,387,953      216,792,690
 Short-term borrowed funds                     20,114,286       10,114,286
 Long-term debt                                10,000,000       15,000,000
 Other liabilities                              2,794,613        3,228,229
    Total liabilities                         262,296,852      245,135,205
Stockholders' equity:
 Common stock - $1 par value,
  5,000,000 shares authorized,
   4,293,835 shares issued                      4,293,835        4,293,835
 Capital surplus                               31,701,533       31,701,533
 Retained earnings                             17,421,304       17,038,881
 Accumulated other comprehensive income      (    372,945)    (    466,235)
 Treasury stock, at cost 1,745,998
  shares for 2008 and 1,744,198 shares
  for 2007                                   ( 26,113,795)    ( 26,050,022)
    Total stockholders' equity                 26,929,932       26,517,992
    Total liabilities and
     stockholders'equity                    $ 289,226,784    $ 271,653,197
                                      -2-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                      For The Three Months Ended March 31,
                                           (Unaudited)     (Unaudited)
                                               2008           2007
Interest income:
 Interest and fees on loans               $ 2,421,553      $ 2,525,629
 Interest on taxable securities
  available for sale                          442,104          191,656
 Interest on taxable securities
  held to maturity                            467,082          982,500
 Interest on tax exempt securities
  available for sale                          234,882          158,827
 Interest on tax exempt securities
  held to maturity                             50,709           50,718
 Dividends                                     28,229           30,465
 Interest on federal funds sold                79,816              427
 Interest on deposits in other banks          195,288           52,806
    Total interest income                   3,919,663        3,993,028
Interest expense:
 Interest on deposits                       1,295,630        1,377,959
 Interest on federal funds purchased                0            6,989
 Interest on other short-term borrowings      194,080          128,625
 Interest on long-term debt                   111,073          173,592
    Total interest expense                  1,600,783        1,687,165
    Net interest income                     2,318,880        2,305,863
Provision for loan losses                           0                0
    Net interest income after
      provision for loan losses             2,318,880        2,305,863
Noninterest income:
 Service charges on deposit accounts          397,644          416,569
 Income from trust services                    69,340           71,631
 Income from retail brokerage services         92,570           90,928
 Income from insurance services               357,061          373,362
 Income from mortgage banking services        685,315        1,263,942
 Net gain(loss) on disposition of assets       12,500            9,497
 Other income                                  96,995           90,337
    Total noninterest income                1,711,425        2,316,266
Noninterest expense:
 Salaries and employee benefits             1,780,461        1,979,203
 Occupancy expense                            207,073          206,436
 Equipment expense                            164,462          156,681
 Data processing expense                      161,528          166,697
 Amortization of intangible assets             71,215          121,379
 Other operating expenses                     671,911          569,170
    Total noninterest expenses              3,056,650        3,199,566
    Income before income taxes                973,655        1,422,563
Provision for income taxes                    234,535          410,855
    Net income                            $   739,120      $ 1,011,708
Earnings per share of common stock:
 Net income, basic                        $      0.29      $      0.39
 Net income, diluted                      $      0.29      $      0.39
 Dividends declared                       $      0.14      $      0.14
Weighted average shares outstanding         2,548,196        2,615,077
Diluted average shares outstanding          2,556,093        2,626,008
                                      -3-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                     For The Three Months
                                                        Ended March 31,
                                                   (Unaudited)  (Unaudited)
                                                      2008         2007
Net income                                           739,120    1,011,708
Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
  available for sale, net of tax expense (benefit)
  $48,058 and $4,619 for the quarter                  93,291        8,966
Total comprehensive income                           832,411    1,020,674









































                                      -4-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      For The Three Months
                                                         Ended March 31,
                                                   (Unaudited)    (Unaudited)
                                                      2008           2007
Cash flows from operating activities:
 Net income                                     $    739,120    $  1,011,708
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                       180,228         182,198
  Net amortization and (accretion) of
   investment securities                         (    16,052)    (     2,967)
  Amortization of intangibles                         71,215         121,379
  Net loss(gain) on sale and disposal of assets  (    12,500)    (     9,497)
    Funds held related to mortgage
     banking activities                          (   374,918)    (   247,074)
  Change in:
  Other assets                                       497,239         104,990
  Other liabilities                              (    58,153)    (   145,478)
    Net cash provided by operating activities      1,026,179       1,015,259

Cash flows from investing activities:
 Proceeds from calls and maturities of
  securities held to maturity                     72,000,000       4,027,963
 Proceeds from calls, paydowns and maturities
  of securities AFS                                9,586,687       1,083,900
 Purchase of securities available for sale       (59,802,235)    (   219,800)
 Net change in loans                             ( 6,152,180)    ( 5,540,447)
 Purchase of premises and equipment              (    73,840)    (   115,302)
 Proceeds from sales of other assets                 102,500          22,500
    Net cash provided(used) for
     investing activities                         15,660,932     (   741,186)

Cash flows from financing activities:
 Net change in deposits                           12,595,263       9,474,611
 Payment of short-term debt and short-term
  portion of long-term debt                      ( 5,000,000)              0
 Proceeds from issuance of short-term debt        10,000,000               0
 Proceeds from issuance of long-term debt                  0       5,000,000
 Cash dividends paid                             (   357,243)    (   363,656)
 Payment for common stock                        (    63,773)    (   822,704)
    Net cash provided(used) for
     financing activities                         17,174,247      13,288,251

Increase(decrease) in cash and cash equivalents   33,861,358      13,562,324
Cash and cash equivalents - beginning of period   18,733,968      12,384,777
Cash and cash equivalents - end of period       $ 52,595,326    $ 25,947,101

NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                             $          0    $     72,325
 Unrealized gain(loss) on securities
  available for sale                            $    141,349    $     13,585
                                      -5-


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2007 Annual Report on Form 10K.

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


                                      -6-

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured deposits aggregate to $1,962,521.74 at March 31, 2008.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation has been calculated primarily using the straight-line method for buildings and building improvements over the assets estimated useful lives. Equipment and furniture are depreciated using the modified
                                      -7-

accelerated recovery system method over the assets estimated useful lives for financial reporting and income tax purposes for assets purchased on or before December 31, 2003. For assets acquired since 2003, the Corporation used the straight-line method of depreciation. The following estimated useful lives are used for financial statement purposes:

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's
                                      -8-

prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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





                                      -9-

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (Accounting for Uncertainty in Income Taxes). This document is an interpretation of Statement No. 109 (Accounting for Income Taxes). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation was initially effective for fiscal years beginning after December 15, 2006 but has been extended until 2008. The effect of applying the provisions of the interpretation has not been determined.
                                      -10-

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the first quarter of 2008 were $48,631.

NOTE 2

FAIR VALUE MEASUREMENTS AND FAIR VALUE OPTION

Fair Value Measurements

The Corporation adopted SFAS 157, "Fair Value Measurements," on January 1, 2008. SFAS 157 establishes a framework for measuring fair value, expands disclosures about fair value measurements and provides new income recognition criteria for certain derivative contracts. SFAS 157 requires that a fair value measurement reflect assumptions market participants would use in pricing an asset or liability.

SFAS 157 defines "fair value" as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the principal market, or if none exists, the most advantageous market, for the specific asset or liability at the measurement date (referred to as an exit price). SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The three levels of the fair value hierarchy under SFAS 157 are:

    Level 1 Quoted prices (unadjusted) in active markets for identical assets or liabilities at the measurement date.
    Level 2 Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability.
    Level 3 Prices or valuation techniques that require inputs that are both significant to the fair value measurement and
               unobservable.          -11-

A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. SFAS 157 requires the Corporation to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Determination of Fair Value

In determining fair value, the Corporation uses market prices of the same or similar instruments whenever such prices are available. A fair value measurement assumes that an asset or liability is exchanged in an orderly transaction between market participants, and accordingly, fair value is not determined based upon a forced liquidation or distressed.

Securities Activities

When available, the Corporation uses quoted market prices in active markets to determine the fair value of securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange-traded equity securities and some highly liquid government securities such as U.S. Treasuries.

When instruments are traded in secondary markets and quoted market prices do not exist for such securities, the Corporation generally relies on internal valuation techniques or on prices obtained from independent vendors. The majority of fair values derived using internal valuation techniques are verified against prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities when no price is observable. Securities measured with these internal valuation techniques are generally classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow analyses using inputs observable in the market where available. Examples include corporate bonds and U.S. Government agency and Government-sponsored entity mortgage-backed securities and collateralized mortgage obligations.

Items Measured at Fair Value on a Recurring Basis

The following table presents the Corporation's assets that are measured at fair value on a recurring basis at March 31, 2008, for each of the fair value hierarchy levels.

                               Fair Value Measurements at March 31, 2008 Using
                                                 (Dollars in thousands)

                                   Quoted Prices in  Significant  Significant
                                    Active Markets     Other         Other
                        Fair Value  for Identical    Observable    Observable
                       Measurements     Assets         Inputs        Inputs
        Description      3/31/08       (Level 1)     (Level 2)     (Level 3)
Assets:
Investment Securities
 available for sale    $ 79,367       $   20         $ 79,347       $   0
     Total assets at
      fair value       $ 79,367       $   20         $ 79,347       $   0

                                      -12-

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

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Corporation and its predecessors since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Lowndes, Thomas, and Worth Counties, each contiguous with Colquitt County. We have four full service banking facilities, six automated teller machines, and one loan production office.

Our strategy is to:
   * maintain the diversity of our revenue, including growth in both interest and noninterest income through a broad base of business,
   * strengthen our sales and marketing efforts while developing our employees to provide the best possible service to our customers,
   *  expand our market share where opportunity exists, and
   * grow outside of our current geographic market, through business combinations and de novo branching into areas proximate to our current
      market area.                    -13-

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we have continued with our plans to expand geographically with currently a loan production office in Valdosta, Georgia. We have leadership in place and are looking to identify a permanent site for a de novo branch.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. This quarter the Federal Reserve Bank lowered short-term rates by 200 basis points to 2.25%. After holding the banks overnight borrowing rate at 5.25% for 15 months, the Federal Reserve has decreased the short-term interest rate by 3% since September 2007. With the rapid change in the Federal funds rate, there was the same movement in our prime-indexed adjustable loan rates. This rapid drop in the prime-indexed loan yields combined with lagging changes in the interest cost of certificates of deposit and other interest-bearing funds makes it a very challenging rate environment in order to maintain our interest rate spread.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rates changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 74% of first quarter 2008 net interest income and 30% of first quarter 2008 total revenue. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

In 2008, we continued to focus on asset quality. At the end of the first quarter of 2008, we had one large $3.2 million fully secured loan in nonaccrual loans of which no loss is anticipated. Last year, we had a single $2.2 million nonaccrual loan which was foreclosed, and the collateral property was sold for a loss of $110,000 during the fourth quarter.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of
                                      -14-

operations. We believe that the allowance for loan losses as of March 31, 2008 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2008, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. Due to the recent 2% quarterly drop in the short-term rate by the Federal Reserve, as expected we have had $79 million of our callable securities to be called in the first quarter of 2008. We have approximately $9 million of callable securities which have not been called. If these investment securities are called by the issuers, we anticipate that we can continue to improve our net interest income and profitability by repositioning our callable securities balance. We expect to reinvest these proceeds from called investment securities in new loans, new investment securities, and to repay debt. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation's liquidity or operations. At March 31, 2008, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2008, total
capital increased $412 thousand to $26.9 million.   Under a stock repurchase
program adopted by the Board in January 2000, the Corporation repurchased 1,800 shares of its common stock during the first three months of 2008 at an average price of $17.75 per share. The share repurchase authorization expired during the quarter and as part of its capital management planning, the Corporation and its Board of Directors elected not to extend the authorization. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.31% as of March 31, 2008. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, and paying dividends to


                                      -15-

shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2008, was $739 thousand compared with a net income of $1.012 million for the same period in 2007, representing a decrease of $273 thousand. The quarterly decrease in net earnings was primarily due to $579 thousand , or 46%, lower revenue from Empire as well as a $19 thousand decrease in service charges on deposit accounts and a $16 thousand decrease in revenue from insurance services compared with last year's quarterly results.

On a per share basis, net income for the first quarter was $.29 per diluted share compared with $.39 per diluted share for the same quarter in 2007. The weighted average common diluted shares outstanding for the quarter were 2.556 million, down 2.7% from the previous comparable quarter. This decrease in average quarterly diluted shares was due to the Corporation's last year's stock repurchase program. The Board of Directors elected not to extend the repurchase program after January 2008.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended March 31, 2008.

                                 1st Qtr  4th Qtr  3rd Qtr  2nd Qtr  1st Qtr
                                   2008     2007     2007     2007     2007
Return on average total assets    1.03%   ( .99)%    1.09%     .85%    1.38%
Return on average total equity   10.85%   (9.91)%   11.17%    8.92%   14.57%
Average shareholders' equity to
  Average total assets            9.47%     9.95%    9.76%    9.57%    9.45%
Net interest margin
  (tax equivalent)                3.75%     3.36%    3.71%    3.72%    3.68%






                                      -16-

Comparison of Statements of Income for the Quarter

Noninterest income, which continued to be almost one-third of the Corporation's total revenue for the quarter, was $1.712 million for the first quarter, down 26.1% from the same period in 2007. The largest contributor to noninterest income, mortgage banking services, decreased 45.8% to $685 thousand compared with last year's first quarter. The level and timing of recognizing income from the mortgage banking business is dependent on many factors related to originating and closing relatively large commercial mortgage loans, and therefore can fluctuate from quarter to quarter. Currently, the mortgage banking business has a strong pipeline of projects and services a $368 million portfolio of non-recourse loans. Revenue from service charges on deposit accounts decreased 4.6% from the same period a year ago to $398 thousand for the quarter. Revenue from insurance services declined to $357 thousand, a 4.3% decrease over the first quarter of 2007. The first quarter of each year income from insurance services included contingency fees of $74 thousand for 2008 and $86 thousand for 2007. These
quarterly contingency fees are unlikely to reoccur again this year.   Income
from brokerage services saw a slight increase.

Total interest income decreased $73 thousand, or 1.8%, for the three months ended March 31, 2008 compared with the same period in 2007. This decrease was in interest income on investment securities and loans and was partially offset by an increase in interest income on overnight investments of Federal Home Loan Bank balances and Federal funds sold. Due to the quarterly 2% drop in the short-term rate by the Federal Reserve Bank, the Corporation had $79 million of its callable U.S. Government agency securities to be called by the issuers. Most of these funds from the called securities have been or will be reinvested in various higher yielding investment securities. The first quarter drop in interest income on investment securities was due to an average investment securities volume decline of over $30 million that was temporarily invested in short-term funds with lower interest rates. These short-term funds will be reinvested in various investment securities, loans, or to repay debt.

Total interest expense decreased $86 thousand, or 5.1%, in the first quarter of 2008 compared with the same period in 2007. Interest on deposits decreased $82 thousand, or 5.9%, during the first quarter of 2008, while interest on total borrowings decreased $4 thousand during the period. Looking ahead, the challenge will be to manage funding costs in a competitive lower rate environment. Our focus on cost discipline, retaining and expanding customer relationships, and identifying acquisition opportunities are central to the core components of our growth strategy.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the first quarter of 2008 was $2.32 million compared with $2.31 million for the same period in 2007. This increase was mainly due to $82 thousand lower interest paid on deposits. This was partially offset by the increase in interest on short-term overnight investments funded from the proceeds on the called investment securities. The Corporation's net interest margin was 3.75% for the first quarter of 2008, compared with 3.68% for the same period in 2007. Total interest expense was $1.601 million for the first quarter, down $86 thousand from the same period a year ago, due primarily to decreased interest expense on deposits. The average rate paid on interest-bearing time deposits decreased 7 basis points for the quarter compared with the same period a year ago.
                                      -17-

No provision for loan losses was recorded for the first quarter of 2008 and 2007 due to the quality of the loan portfolio and the adequacy of the allowance for loan losses.

Noninterest expense decreased to $3.057 million from $3.199 million for the first quarter of last year. The largest component of noninterest expense, salaries and employee benefits, decreased to $1.8 million for the first quarter compared with $2.0 million in the same period last year. This decrease was mainly the result of reduced performance awards and benefit plan expenses. Amortization of intangible assets decreased $50 thousand when compared with the first quarter of 2007. This decrease in amortization of intangible assets is related to the purchase of the commercial mortgage banking subsidiary which has been fully amortized. When comparing the first quarter other operating expenses to the same period of the prior year, other operating expenses were low in the first quarter of 2007 due to a $75 thousand refund in legal expenses. The increase in equipment expense compared with the first quarter of last year was mainly in equipment repairs and maintenance. The other major categories of noninterest expense were either relatively flat or decreased in the first quarter of 2008 compared with the prior year's first quarter.

Comparison of Financial Condition Statements

At March 31, 2008, total assets were $289.2 million, a 6.5% increase from December 31, 2007. The majority of the increase in assets was a result of increases in total loans of $6.2 million, $26.3 million in interest bearing deposits in other banks and $7.2 million in Federal funds sold. These increases were partially offset by declines of $21.6 million in investment securities. This decrease in investment securities was due to the $79 million of callable U.S. Government Agency securities which were called by the issuers during the first quarter of 2008. As of March 31, not all the proceeds from these called securities have been reinvested in other securities.

The Corporation's loan portfolio of $125 million increased nearly 5.2% from the December 31, 2007, level of $119 million. Some of this loan growth was originated from strong local economic development due to affordability of real estate and abundance of natural resources. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 43.3% of total assets.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represent 49.4% of total assets. Investment securities decreased $21.6 million and short-term investments increased $33.5 million since December 31, 2007. This resulted in an overall increase in investments of $11.9 million. This first quarter decline in investment securities was due to not reinvesting all of the $79 million of called securities back into securities as of March 31.

Deposits decreased to $229.4 million at the end of the first quarter of 2008, down $6.8 million from the same period in 2007 and up $12.6 million from the end of 2007. The bulk of the first quarter deposit growth was in public funds and in certificates of deposit. At March 31, 2008, total deposits represented 79.3% of total assets.




                                      -18-

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

                                         March 31,   December 31,   March 31,
                                           2008         2007          2007
Advance from Federal Home Loan
 Bank with a 2.85% fixed rate of
 interest maturing March 11, 2013.
 (convertible to a variable rate at
 option of Federal Home Loan Bank
 on March 11, 2008).                              0            0    5,000,000

Advance from Federal Home Loan
 Bank with a 3.85% fixed rate of
 interest maturing April 30, 2014,
 (convertible to a variable rate at
 option of Federal Home Loan Bank
 on April 30, 2009).                     10,000,000   10,000,000   10,000,000

Advance from Federal Home Loan
 Bank with a 5.24% fixed rate of
 interest maturing February 6, 2009.              0    5,000,000    5,000,000

Advance from Federal Home Loan
 Bank with a 5.21% fixed rate of
 interest due in annual installments
 maturing December 17, 2008.                      0            0      228,571


Total long-term debt                    $10,000,000  $15,000,000  $20,228,571

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.92% of total loans outstanding at March 31, 2008, compared with 2.02% of loans outstanding at December 31, 2007. Non-performing assets as a percentage of total assets were 1.15% compared with .83% last year's first quarter. The increase in non-performing assets was centered on one large fully secured commercial real estate loan in our nonaccrual loans category. Management considers the allowance for loan losses as of March 31, 2008, adequate to cover potential losses in the loan portfolio.

Off-Balance Sheet Arrangements

In the normal course of business, we are a party to financial instruments with off-balance-sheet risk to meet the financing needs of our customers and reduce risk exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit in the form of loans or
                                      -19-

through letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. Since many of the commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, the contractual or notional amounts do not represent future cash requirements.

Financial instruments whose contract amounts           March 31,  March 31,
 represent credit risk (dollars in thousands):          2008       2007
Commitments to extend credit                         $ 17,334     $ 19,271
Standby letters of credit and financial guarantees   $     10     $     36

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.










































                                      -20-

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of March 31, 2008, the Corporation's one-year cumulative rate-sensitive assets represented 123% of the cumulative rate-sensitive liabilities compared with 102% at prior year end and 83% at the same period a year ago. This level of cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. We are more asset-sensitive at the one year gap position compared with being liability-sensitive in the previous year. These changes in assets and liabilities occurred in: (1) increase in investment securities that will mature or have the potential of being called within one year, (2) increase in short-term investments, and (3) decrease in money market deposit type of accounts. This asset sensitive position will increase the Corporation's exposure to falling interest rates. All interest rates and yields do not
                                      -21-

adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

ITEM 4(T).  CONTROLS AND PROCEDURES

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

Management's Annual Report on Internal Control over Financial Reporting

The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2007 was included in Item 8 of the 10K form, dated December 31, 2007, under the heading "Management's Report on Internal Controls Over Financial Reporting".

The annual report form 10K, dated December 31, 2007, does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management's report in the annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Corporation's internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation's internal controls over financial reporting.









                                      -22-
PART II. - OTHER INFORMATION

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











































                                      -23-

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

                                   SOUTHWEST GEORGIA FINANCIAL CORPORATION


                               BY:   /s/George R. Kirkland
                                     ----------------------------------
                                     GEORGE R. KIRKLAND
                                     SENIOR VICE-PRESIDENT AND TREASURER
                                     (FINANCIAL AND ACCOUNTING OFFICER)


Date:  May 12, 2008








































                                      -24-