Form 10-Q
period 2008-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2008-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the quarterly period ended June 30, 2008

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

               Class                     Outstanding At July 21, 2008
    Common Stock, $1 Par Value                     2,547,837









                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2008

                               TABLE OF CONTENTS

                                                              PAGE #

PART I - FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS

     The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

       a. Consolidated balance sheets - June 30,
          2008 (unaudited) and December 31, 2007 (audited).        2

       b. Consolidated statements of income (unaudited)
          - for the six months and the three months ended
          June 30, 2008 and 2007.                                  3

       c. Consolidated statements of comprehensive income
          (unaudited) - for the six months and the three
          months ended June 30, 2008 and 2007.                     4

       d. Consolidated statements of cash flows (unaudited)
          for the six months ended June 30, 2008 and 2007.         5

       e. Notes to Consolidated Financial Statements               6


     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS    14

     ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
                 ABOUT MARKET RISK                                23

     ITEM 4(T).  CONTROLS AND PROCEDURES                          24

PART II - OTHER INFORMATION

     ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
                 SECURITY HOLDERS                                 25

     ITEM 6.     EXHIBITS                                         26

     SIGNATURE                                                    27









                                      -1-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2008 and December 31, 2007

                                             (Unaudited)        (Audited)
                                               June 30,        December 31,
                                                2008               2007
ASSETS
Cash and due from banks                    $   9,790,763    $   8,736,079
Interest-bearing deposits in other banks       5,299,877        9,997,889
Federal funds sold                                     0                0
    Cash and cash equivalents                 15,090,640       18,733,968
Investment securities available for sale,
 at fair value                                91,630,836       31,188,277
Investment securities held to maturity
 (fair value approximates $15,505,056
 and $88,124,110)                             15,590,345       88,226,049
Federal Home Loan Bank stock, at cost          1,393,300        1,652,800
    Total investment securities              108,614,481      121,067,126
Loans                                        132,417,011      119,044,022
Less: Unearned income                       (     34,589)    (     35,847)
      Allowance for loan losses             (  2,385,046)    (  2,399,115)
    Loans, net                               129,997,376      116,609,060
Premises and equipment, net                    6,104,325        6,290,658
Foreclosed assets, net                                 0           90,000
Intangible assets                              1,159,971        1,283,096
Other assets                                   7,899,551        7,579,289
    Total assets                           $ 268,866,344    $ 271,653,197
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                             $  26,112,376    $  23,085,509
  Money Market                                39,533,717       42,031,450
  Savings                                     22,808,073       20,560,963
  Certificates of deposit $100,000
   and over                                   32,512,417       29,588,737
  Other time accounts                         65,921,386       66,152,788
    Total interest-bearing deposits          186,887,969      181,419,447
  Noninterest-bearing deposits                33,651,407       35,373,243
    Total deposits                           220,539,376      216,792,690
 Short-term borrowed funds                    20,114,286       10,114,286
 Long-term debt                                        0       15,000,000
 Other liabilities                             3,077,166        3,228,229
    Total liabilities                        243,730,828      245,135,205
Stockholders' equity:
 Common stock - $1 par value, 5,000,000
  shares authorized, 4,293,835
  shares issued                                4,293,835        4,293,835
 Capital surplus                              31,701,533       31,701,533
 Retained earnings                            17,828,024       17,038,881
 Accumulated other comprehensive income     (  2,574,081)    (    466,235)
 Treasury stock, at cost 1,745,998 shares
  for 2008 and 1,744,198 shares for 2007    ( 26,113,795)    ( 26,050,022)
    Total stockholders' equity                25,135,516       26,517,992
    Total liabilities and
     stockholders' equity                  $ 268,866,344    $ 271,653,197
                                      -2-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                             For The Three Months       For The Six Months
                                                Ended June 30,            Ended June 30,
                                          (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                              2008        2007         2008         2007
Interest income:
 Interest and fees on loans              $ 2,282,569  $ 2,625,314  $ 4,704,122  $ 5,150,943
 Interest on taxable securities
  available for sale                         965,147      185,826    1,407,251      377,482
 Interest on taxable securities
  held to maturity                           115,702      958,807      582,784    1,941,307
 Interest on tax exempt securities
  available for sale                         264,753      147,288      499,635      306,115
 Interest on tax exempt securities
  held to maturity                            51,314       50,717      102,023      101,435
 Dividends                                    22,040       31,382       50,269       61,847
 Interest on federal funds sold                9,843            0       89,659          427
 Interest on deposits in other banks          82,434       49,875      277,722      102,681
     Total interest income                 3,793,802    4,049,209    7,713,465    8,042,237
Interest expense:
 Interest on deposits                      1,176,343    1,389,453    2,471,973    2,767,412
 Interest on federal funds purchased               0        2,056            0        9,045
 Interest on other short-term borrowings     218,570      130,113      412,650      258,738
 Interest on long-term debt                   33,564      201,661      144,637      375,253
     Total interest expense                1,428,477    1,723,283    3,029,260    3,410,448
     Net interest income                   2,365,325    2,325,926    4,684,205    4,631,789
 Provision for loan losses                         0            0            0            0
     Net interest income after
      provision for loan losses            2,365,325    2,325,926    4,684,205    4,631,789
Noninterest income:
 Service charges on deposit accounts         406,882      421,230      804,526      837,799
 Income from trust services                   65,236       68,346      134,576      139,977
 Income from retail brokerage services        94,624       81,073      187,194      172,001
 Income from insurance services              265,967      257,735      623,028      631,097
 Income from mortgage banking services       612,626      573,867    1,297,941    1,837,809
 Net gain(loss) on disposition of assets           0        1,893       12,500       11,390
 Other income                                 41,936       39,385      138,931      129,722
     Total noninterest income              1,487,271    1,443,529    3,198,696    3,759,795
Noninterest expense:
 Salaries and employee benefits            1,755,930    1,727,017    3,536,391    3,706,220
 Occupancy expense                           220,167      206,368      427,240      412,804
 Equipment expense                           159,161      155,211      323,623      311,892
 Data processing expense                     141,535      168,370      303,063      335,067
 Amortization of intangible assets            51,909      121,378      123,124      242,757
 Other operating expenses                    572,158      589,032    1,244,069    1,158,202
     Total noninterest expenses            2,900,860    2,967,376    5,957,510    6,166,942
     Income before income taxes              951,736      802,079    1,925,391    2,224,642
 Provision for income taxes                  188,318      181,662      422,854      592,517
     Net income                          $   763,418  $   620,417  $ 1,502,537  $ 1,632,125
Earnings per share of common stock:
 Net income, basic                       $      0.30  $      0.24  $      0.59  $      0.63
 Net income, diluted                     $      0.30  $      0.24  $      0.59  $      0.63
 Dividends declared                      $      0.14  $      0.14  $      0.28  $      0.28
 Weighted average shares outstanding       2,548,196    2,582,290    2,548,017    2,601,845
 Diluted average shares outstanding        2,556,093    2,592,188    2,556,175    2,612,174
                                      -3-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                    For The Three Months       For The Six Months
                                                       Ended June 30,            Ended June 30,
                                                 (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                                     2008        2007          2008         2007
Net income                                            763,418    620,417    1,502,537    1,632,125
Other comprehensive income, net of tax:
Unrealized gain(loss) on securities
 available for sale, net of tax expense (benefit)
 of $(1,134,042) and $(94,924) for the quarter
 $(1,085,984) and $(90,205) for the year           (2,201,376)  (183,970)  (2,107,846)  (  175,104)
Total comprehensive income                         (1,437,958)   436,447   (  605,309)   1,457,021








































                                      -4-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        For The Six Months
                                                          Ended June 30,
                                                    (Unaudited)    (Unaudited)
                                                        2008           2007
Cash flows from operating activities:
 Net income                                        $  1,502,537   $  1,632,125
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                          360,457        367,550
  Net amortization and (accretion) of
   investment securities                            (    47,072)   (     5,763)
  Amortization of intangibles                           123,124        242,757
  Net loss(gain) on sale and disposal of assets     (    12,500)   (    11,390)
  Funds held related to mortgage banking activities (   156,892)     1,169,594
  Change in:
  Other assets                                          766,018        172,190
  Other liabilities                                       6,374    (   352,976)
    Net cash provided by operating activities         2,542,046      3,214,087

Cash flows from investing activities:
 Proceeds from calls and maturities of securities
  held to maturity                                   72,900,000      4,000,000
 Proceeds from calls, paydowns and maturities
  of securities AFS                                  17,674,309      2,370,102
 Purchase of securities held to maturity            (   260,000)             0
 Purchase of securities available for sale          (81,009,264)   (   219,800)
 Net change in loans                                (13,388,316)   ( 5,286,826)
 Purchase of premises and equipment                 (   174,122)   (   257,364)
 Proceeds from sales of other assets                    102,500         22,500
    Net cash provided(used) for
     investing activities                           ( 4,154,893)       628,612

Cash flows from financing activities:
 Net change in deposits                               3,746,686    ( 1,410,271)
 Payment of short-term debt and short-term
  portion of long-term debt                         (15,000,000)   ( 5,000,000)
 Proceeds from issuance of short-term debt           10,000,000              0
 Proceeds from issuance of long-term debt                     0      5,000,000
 Cash dividends paid                                (   713,394)   (   725,228)
 Payment for common stock                           (    63,773)   ( 1,142,225)
    Net cash provided(used) for
     financing activities                           ( 2,030,481)   ( 3,277,724)

Increase(decrease) in cash and cash equivalents     ( 3,643,328)       564,975
Cash and cash equivalents - beginning of period      18,733,968     12,384,777
Cash and cash equivalents - end of period          $ 15,090,640   $ 12,949,752

NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                $          0   $    150,763
 Unrealized gain(loss) on securities
  available for sale                               $( 3,194,069)  $(   265,309)
                                      -5-


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2007 Annual Report on Form 10-K.

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




                                      -6-

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured deposits aggregate to $6,692,205 at June 30, 2008.

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

                                      -7-

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the
                                      -8-

principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely. The allowance is an amount which management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on evaluation of the collectability of loans and prior loss experience. This evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolios, current economic conditions that may affect the borrowers' ability to pay, overall portfolio quality, and review of specific problem loans.

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

Income Taxes

The Corporation, the Bank and its' subsidiary file a consolidated income tax return. The Bank's subsidiary provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.
                                      -9-

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

On December 31, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 158, Employer's Accounting for Deferred Benefit Pension and Other Postretirement Plans. The adoption date requirement for this standard was for fiscal year ending after December 15, 2006. This standard requires an employer to recognize in its statement of financial position an asset for a pension retirement plan's overfunded status or a liability for an underfunded status. The Corporation's funded status of pension retirement plan is the difference between the fair value of the plan assets and the projected benefit obligation on December 31, 2007.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the second quarter of 2008 were $39,248 and $87,879 for the six-month period.

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

Determination of Fair Value

In determining fair value, the Corporation uses market prices of the same or similar instruments whenever such prices are available. A fair value measurement assumes that an asset or liability is exchanged in an orderly transaction between market participants, and accordingly, fair value is not determined based upon a forced liquidation or distressed sale.

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

Items Measured at Fair Value on a Recurring Basis

The following table presents the Corporation's assets that are measured at fair value on a recurring basis at June 30, 2008, for each of the fair value hierarchy levels.

                                Fair Value Measurements at June 30, 2008 Using
                                               (Dollars in thousands)
                                    Quoted Prices in  Significant  Significant
                                      Active Markets     Other        Other
                      Fair Value      for Identical    Observable   Observable
                     Measurements        Assets          Inputs        Inputs
     Description       6/30/08         (Level 1)        (Level 2)    (Level 3)
Assets:
Investment Securities
 available for sale    $ 91,631        $ 3,749          $ 87,882      $   0
   Total assets at
    fair value         $ 91,631        $ 3,749          $ 87,882      $   0

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

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Corporation and its predecessors since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Thomas, Lowndes, and Worth Counties, each contiguous with Colquitt County. We have four full service banking facilities, six automated teller machines, and one loan production office.

Our strategy is to:
     * maintain the diversity of our revenue, including growth in both interest and noninterest income through a broad base of business,
     * strengthen our sales and marketing efforts while developing our employees to provide the best possible service to our customers,
     *  expand our market share where opportunity exists, and
     * grow outside of our current geographic footprint, through acquisitions, into areas proximate to our current market area.
                                     -14-

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we have continued with our plans to expand geographically with a loan production office in Valdosta, Georgia. We have leadership in place and are looking to identify a permanent site for a de novo branch.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. This quarter the Federal Reserve Bank lowered short-term rates by 25 basis points to 2.00% after dropping the rate by 2% during the first quarter of 2008 and 1% in the latter part of 2007. After holding the banks overnight borrowing rate at 5.25% for 15 months, the Federal Reserve has decreased the short-term interest rate by 3.25% since September 2007. With the rapid change in the Federal funds rate, there was the same movement in our prime-indexed adjustable loan rates. This rapid drop in the prime-indexed loan yields combined with lagging changes in the interest cost of certificates of deposit and other interest-bearing funds makes it a very challenging rate environment in order to maintain our interest rate spread.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rates changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. As a result of our strategy to diversify revenue, noninterest income has grown over the last few years and was 63% of second quarter 2008 net interest income and 28% of second quarter 2008 total revenue. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of June 30, 2008 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1
                                     -15-

to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 2008, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. Due to the drop in the short-term rate by the Federal Reserve, as expected we have had $7 million of our callable securities called in the second quarter of 2008, and a total of $86 million callable securities called in the past six months. When the investment securities are called by the issuers, we continue to improve our net interest income and profitability by repositioning our callable securities balance.
We reinvest these proceeds from called investment securities in new loans, new investment securities, and to repay debt. The Corporation is aware of no events or trends likely to result in a material change in liquidity. At June 30, 2008, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2008, total capital decreased $1.383 million to $25.1 million. The majority of this decrease was a result of recording unrealized losses on securities available for sale due to temporary market rate changes.

Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 1,800 shares of its common stock during the first six months of 2008 at an average price of $17.75 per share. The share repurchase authorization expired in January 2008 and as part of its capital management planning, the Corporation and its Board of Directors elected not to extend the authorization. For the six-month period of 2007, the Corporation repurchased 58,700 shares of its common stock at an average price of $19.46 per share. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.3% as of June 30, 2008. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2008, was $764 thousand compared with a net income of $620 thousand for the same period in 2007, representing an increase of $144 thousand. The majority of the increase in quarterly earnings was due to lower interest expense on deposits and debt and a decrease in the amortization of intangible assets.

On a per share basis, net income for the second quarter increased 25% to $.30 per diluted share compared with $.24 per diluted share for the same quarter in 2007. The weighted average common diluted shares outstanding for the quarter were 2.556 million, down 1.4% from the previous year's comparable quarter.

For the first six months of 2008, net income was $1.503 million compared with net income of $1.632 million for the same period in 2007. Earnings per diluted share for the first six months of 2008 were $0.59, down 6.4% compared with earnings per diluted share of $.63 for the same period in 2007. Lower net income was primarily due to $540 thousand, or 29%, lower revenue from the Corporation's mortgage banking subsidiary, Empire Financial. The Corporation continues to expend a great deal of resources on four problem loans serviced by Empire. Our focus has been on resolving the problems in the current portfolio rather than originating new loans. Empire's performance should improve when credit markets become more normalized, more funding sources are available and the problem loans are resolved.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended June 30, 2008.

                                   2nd Qtr  1st Qtr  4th Qtr  3rd Qtr  2nd Qtr
                                    2008      2008     2007     2007     2007
Return on average total assets      1.10%     1.03%  ( .99)%    1.09%    0.85%
Return on average total equity     11.43%    10.85%  (9.91)%   11.17%    8.92%
Average shareholders' equity to
 Average total assets               9.60%     9.47%   9.95 %    9.76%    9.57%
Net interest margin
  (tax equivalent)                  3.97%     3.75%   3.36 %    3.71%    3.72%

Comparison of Statements of Income for the Quarter

Noninterest income, which was 28.2% of the Corporation's total revenue for the quarter, was $1.487 million for the second quarter, up 3% from the same period in 2007. The largest contributor to noninterest income, mortgage banking services, increased 6.6% to $612 thousand compared with last year's second quarter. The level and timing of recognizing income from the mortgage banking business is dependent on many factors related to originating and closing relatively large commercial mortgage loans, and therefore can fluctuate from quarter to quarter. Currently, the mortgage banking business has a strong pipeline of approximately $405 million in projects. In addition to fees generated through the lending process, it also earns fees for servicing a $382 million portfolio of non-recourse loans. The increase in mortgage banking revenue combined with higher revenue from retail brokerage and insurance services more than offset the 3.3% decline in revenue from service charges on deposit accounts which was $407 for the quarter. Revenue from insurance services increased to $266 thousand, a 3.1% increase compared with the second quarter of 2007, while brokerage service revenue was also up $6 thousand.

Total interest income decreased $255 thousand, or 6.3%, for the three months ended June 30, 2008 compared with the same period in 2007. This decline for the three-month period resulted from decreases in interest and fees on loans. This decrease was partially offset by an increase in interest and dividends on securities available for sale.

Total interest expense decreased $294 thousand, or 17.1%, in the second quarter of 2008 compared with the same period in 2007. Interest on deposits decreased $213 thousand, or 15.3%, during the second quarter of 2008, and interest on total borrowings decreased $81 thousand during the period. Looking ahead, the challenge will be to manage funding costs in a higher rate environment. Our focus on cost discipline, retaining and expanding customer relationships, and identifying acquisition opportunities are central to the core components of our growth strategy.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the second quarter of 2008 was $2.37 million compared with $2.33 million for the same period in 2007 as lower levels and costs of borrowing as well as lower costs of deposits offset the decline in interest income. Interest income was impacted by the 3.25% drop in the prime rate since August 2007.
In addition, the Corporation sold its retail credit card portfolio in the third quarter of 2007 and placed a large, fully secured loan on interest nonaccrual late last year. The Corporation's net interest margin improved to 3.97% for the second quarter of 2008, compared with 3.72% from the same period a year ago, and compared with 3.75% for the first quarter 2008. Total interest expense was $1.429 million for the second quarter, down $294 thousand from the same period a year ago, due primarily to decreased interest expense on deposits. The average rate paid on interest-bearing time deposits decreased 46 basis points for the quarter compared with the same period a year ago.

No provision for loan losses was recorded for the second quarter of 2008 and 2007 due to the quality of the loan portfolio and the adequacy of the allowance for loan losses.

Noninterest expense decreased to $2.901 million from $2.967 million for the second quarter of last year. The bulk of this decrease was due to a $69 thousand, or 57%, decline in the amortization of mortgage servicing intangible assets. The purchased mortgage service intangible asset was fully amortized during the first quarter of 2008. The decrease in data processing expense was mainly attributable to a reduction of servicing time required because of the sale of the retail credit card loan portfolio. Higher occupancy expense was mostly related to a new loan production office which opened this year.

Comparison of Statements of Income for the Six-month Period

For the first six months of 2008, noninterest income was $3.199 million, down 14.9% from the same period in 2007. The majority of the decline was a result of mortgage banking services revenue decreasing $540 thousand, or 29.4%, from the same period last year. Income from insurance services decreased $8 thousand, or 1.3%, revenue from trust services decreased $5 thousand, or 3.6%, and service charges on deposit accounts decreased $33 thousand, or 3.9 %. These decreases in revenue were partially offset by an increase in income from retail brokerage services of $15 thousand, or 8.7%, when compared with the same period last year.

For the first six months of 2008, total interest income decreased $328 thousand when compared with the same period in 2007. This decrease in the six-month period of 2008 was primarily due to a $447 thousand decrease in interest and fees on loans resulting from lower levels and costs of borrowings compared with the same period last year.

Total interest expense for the six-month period ended June 30, 2008 decreased $381 thousand, or 11.1%, compared with the same period in 2007. Over this period, the average balances on interest-bearing deposits decreased $1.401 million. However, the decrease in interest expense was primarily related to lower rates paid on interest-bearing deposits. The rate on time deposits decreased 27 basis points comparing the first six months of 2008 with the same period in 2007. Interest on long-term debt decreased $231 thousand, or 61.3%, for the first six months of 2008, while interest on other short-term borrowings increased $145 thousand for the first six months of 2008 on increased short-term debt.

Net interest income for the first six months of 2008 was slightly higher at $4.684 million compared with $4.632 million for the same period in 2007 as a result of higher yields on investment securities and lower interest paid on deposits which were partially offset by a decline in interest earned on loans. Net interest margin was 3.86% for the first six months of 2008, an improvement of 16 basis points from the same period a year ago.

The six-month provision for loan losses of $0 remained unchanged from the comparable period of 2007. Noninterest expense decreased $210 thousand for the first six months of 2008 compared with the same period last year, due primarily to reductions in salary and employee benefits, data processing expense, and amortization of intangible assets. The decrease in salary and employee benefits was mainly the result of a decline in incentive compensation related to our mortgage banking operations. The intangible asset associated with the purchase of the mortgage servicing business was fully amortized during the first quarter. The decrease in data processing expense was attributable to the divestiture of our retail credit card loan portfolio, and the increase in occupancy expense was the result of expenses from opening a loan production office. The year to year change in other operating expenses was mainly due to a large reimbursed legal expense in 2007.

Comparison of Financial Condition Statements

At June 30, 2008, total assets were down to $268.9 million from $287.4 million at mid-year 2007. Total loans increased 1.4% to $132.4 million compared with $130.6 million at June 30, 2007, and increased $13.4 million from the end of 2007. Deposits declined slightly to $220.5 million at the end of the second quarter of 2008, from $225.3 million from the same period in 2007.

The Corporation's loan portfolio of $132.4 million increased 11.3% from the December 31, 2007, level of $119.0 million. Some of this loan growth was originated from strong local economic development due to affordability of real estate and abundance of natural resources. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 49.3% of total assets.

Investment securities and other short-term investments which include federal funds sold and interest-bearing deposits in banks represent 42.4% of total assets. Investment securities decreased $12.5 million and short-term investments decreased $4.7 million since December 31, 2007. This resulted in an overall decrease in investments of $17.2 million. This decrease in investment securities was due to the $85 million of callable U.S. Government Agency securities which were called by the issuers and $5.6 million of the maturing securities during the first six months of 2008. The majority of the proceeds were reinvested in securities and the rest was used to fund the $13.4 million increase in loans and to payoff $5 million in borrowings.

Deposits decreased to $220.5 million at the end of the second quarter of 2008 down $4.8 million from the same period in 2007 and up $3.7 million from the end of last year. At June 30, 2008, total deposits represented 82.0% of total assets.

The following table shows the major contractual obligations for the Corporation.

                                            June 30,   December 31,   June 30,
                                              2008        2007          2007
Long-term debt consists of the following:

Advance from Federal Home Loan Bank with
 a 2.85% fixed rate of interest maturing
 March 11, 2013.  (convertible to a
 variable rate at option of Federal Home
 Loan Bank on March 11, 2008).                     0            0    5,000,000

Advance from Federal Home Loan Bank with
 a 3.85% fixed rate of interest maturing
 April 30, 2014, (convertible to a
 variable rate at option of Federal Home
 Loan Bank on April 30, 2009).                     0   10,000,000   10,000,000

Advance from Federal Home Loan Bank with
 a 5.24% fixed rate of interest maturing
 February 6, 2009.                                 0    5,000,000    5,000,000

Advance from Federal Home Loan Bank with
 a 5.21% fixed rate of interest due in
 annual installments maturing
 December 17, 2008.                                0            0      228,571

Total long-term debt                     $         0  $15,000,000  $20,228,571

Total short-term debt                     20,114,000   10,114,000   10,000,000

        Total debt                       $20,114,000  $25,114,000  $30,228,571

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.80% of total loans outstanding at June 30, 2008, compared with 2.02% of loans outstanding at December 31, 2007. Non-performing assets as a percentage of total assets were 1.19%, a 35 basis point increase over last year. The increase in non-performing assets is primarily related to one large, fully secured commercial real estate loan. Management considers the allowance for loan losses as of June 30, 2008, adequate to cover potential losses in the loan portfolio.

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

Financial instruments whose contract           June 30,      June 30,
amounts represent credit risk                   2008          2007
(dollars in thousands):
Commitments to extend credit                  $ 20,718      $ 19,299
Standby letters of credit and
 financial guarantees                         $     10      $     36

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of June 30, 2008, the Corporation's one-year cumulative rate-sensitive assets represented 84% of the cumulative rate-sensitive liabilities compared with 102% at prior year end and 68% at the same period a year ago. This level of cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. We are less liability-sensitive at the one year gap position compared with being more liability-sensitive in the previous year. These changes in assets and liabilities occurred in: (1) increase in investment securities that will mature or have the potential of being called within one year, (2) increase in short-term investments, and (3) decrease in money market deposit type of accounts. This reduction in liability sensitive position will decrease the

Corporation's exposure to changing interest rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

PART II. - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Corporation was held on May 27, 2008. Total shares eligible to vote amounted to 2,547,837. A total of 1,916,995 shares (75.24%) were represented by shareholders in attendance or by proxy.

The following directors were elected to serve one year until the next annual meeting.

    Director               Votes For     Votes Withheld
Cecil H. Barber            1,867,154         49,841
John J. Cole, Jr.          1,866,083         50,912
DeWitt Drew                1,791,222        125,773
Michael J. McLean          1,867,154         49,841
Richard L. Moss            1,866,954         50,041
Roy H. Reeves              1,861,374         55,621
Johnny R. Slocumb          1,907,290          9,705
Marcus R. Wells            1,866,954         50,041
Lane M. Wear               1,867,154         49,841

Director Emeritus:
Leo T. Barber, Jr.
John H. Clark
Robert M. Duggan
E. J. McLean, Jr.
Jack Short
Mrs. Hugh Turner
Violet K. Weaver
C. Broughton Williams, Jr.

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


Date:  August 14, 2008