Form 10-Q
period 2008-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2008-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12-b of the Act).
Large accelerated filer [   ]        Non-accelerated filer [  ]
Accelerated filer [   ]              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).    Yes [    ]     No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                         Outstanding At October 15, 2008
 Common Stock, $1 Par Value                          2,547,837











                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2008

                               TABLE OF CONTENTS

                                                               PAGE #
PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

  The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

    a. Consolidated balance sheets - September 30, 2008
       (unaudited) and December 31, 2007 (audited).               2

    b. Consolidated statements of income (unaudited) -
       for the three months and the nine months ended
       September 30, 2008 and 2007.                               3

    c. Consolidated statements of comprehensive income
       (unaudited) - for the three months and the nine
       months ended September 30, 2008 and 2007.                  4

    d. Consolidated statements of cash flows (unaudited)
       for the nine months ended September 30, 2008 and
       2007.                                                      5

    e. Notes to Consolidated Financial Statements                 6

  ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS       14

  ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
             ABOUT MARKET RISK                                   24

  ITEM 4(T). CONTROLS AND PROCEDURES                             25

PART II - OTHER INFORMATION

  ITEM 6.    EXHIBITS                                            26

  SIGNATURE                                                      27













                                      -1-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 2008 and December 31, 2007

                                                   (Unaudited)     (Audited)
                                                  September 30,   December 31,
                                                      2008            2007
ASSETS
Cash and due from banks                          $   6,950,970  $   8,736,079
Interest-bearing deposits in other banks                28,270      9,997,889
Federal funds sold                                           0              0
    Cash and cash equivalents                        6,979,240     18,733,968
Investment securities available for sale,
 at fair value                                      87,282,368     31,188,277
Investment securities held to maturity (fair
 value approximates $13,109,729 and $88,124,110)    13,107,772     88,226,049
Federal Home Loan Bank stock, at cost                1,618,300      1,652,800
    Total investment securities                    102,008,440    121,067,126
Loans                                              143,497,679    119,044,022
Less: Unearned income                             (     30,218)  (     35,847)
   Allowance for loan losses                      (  2,387,441)  (  2,399,115)
    Loans, net                                     141,080,020    116,609,060
Premises and equipment, net                          5,979,323      6,290,658
Foreclosed assets, net                                 210,673         90,000
Intangible assets                                    1,108,062      1,283,096
Other assets                                         8,741,835      7,579,289
    Total assets                                 $ 266,107,593  $ 271,653,197
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                   $  26,838,753  $  23,085,509
  Money Market                                      35,179,454     42,031,450
  Savings                                           21,882,813     20,560,963
  Certificates of deposit $100,000 and over         29,294,193     29,588,737
  Other time accounts                               64,805,785     66,152,788
    Total interest-bearing deposits                178,000,998    181,419,447
  Noninterest-bearing deposits                      31,081,194     35,373,243
    Total deposits                                 209,082,192    216,792,690
 Federal funds purchased                             6,230,000              0
 Short-term borrowed funds                          15,114,286     10,114,286
 Long-term debt                                     10,000,000     15,000,000
 Other liabilities                                   2,793,877      3,228,229
    Total liabilities                              243,220,355    245,135,205
Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,293,835 shares issued                4,293,835      4,293,835
 Capital surplus                                    31,701,533     31,701,533
 Retained earnings                                  14,806,273     17,038,881
 Accumulated other comprehensive income           (  1,800,608)  (    466,235)
 Treasury stock, at cost 1,745,998 shares for
  2008 and 1,744,198 shares for 2007              ( 26,113,795)  ( 26,050,022)
    Total stockholders' equity                      22,887,238     26,517,992
    Total liabilities and stockholders' equity   $ 266,107,593  $ 271,653,197

                                      -2-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                                        For The Three Months        For The Nine Months
                                                         Ended September 30,        Ended September 30,
                                                       (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
                                                           2008         2007          2008          2007
Interest income:
 Interest and fees on loans                           $ 2,385,536  $ 2,722,715  $  7,089,658  $  7,873,655
 Interest on taxable securities available for sale      1,009,870      178,683     2,417,121       556,165
 Interest on taxable securities held to maturity           72,965      958,825       655,749     2,900,135
 Interest on tax exempt securities available for sale     163,455      146,938       663,090       453,053
 Interest on tax exempt securities held to maturity        58,950       50,713       160,973       152,148
 Dividends                                                 10,300       29,542        60,569        91,388
 Interest on federal funds sold                                 0            0        89,659           427
 Interest on deposits in other banks                       12,242        5,767       289,964       108,447
    Total interest income                               3,713,318    4,093,183    11,426,783    12,135,418
Interest expense:
 Interest on deposits                                   1,048,529    1,412,038     3,520,502     4,179,449
 Interest on federal funds purchased                       16,030       77,565        16,030        86,610
 Interest on other short-term borrowings                  190,662      156,080       603,312       414,818
 Interest on long-term debt                                29,182      182,332       173,819       557,585
    Total interest expense                              1,284,403    1,828,015     4,313,663     5,238,462
    Net interest income                                 2,428,915    2,265,168     7,113,120     6,896,956
 Provision for loan losses                                      0            0             0             0
    Net interest income after
     provision for loan losses                          2,428,915    2,265,168     7,113,120     6,896,956
Noninterest income:
 Service charges on deposit accounts                      400,247      453,973     1,204,773     1,291,770
 Income from trust services                                78,878       67,602       213,454       207,579
 Income from retail brokerage services                     85,589       81,492       272,783       253,492
 Income from insurance services                           239,912      256,806       862,940       887,903
 Income from mortgage banking services                    417,250      607,165     1,715,191     2,444,974
 Net gain(loss) on disposition of assets                        0        1,562        12,500        12,951
 Net gain(loss) on sale of credit card portfolio                0      247,531             0       247,531
 Net (loss) on the impairment of equity securities     (4,104,901)           0   ( 4,104,901)            0
 Other income                                              42,543       63,162       181,474       192,884
    Total noninterest income                           (2,840,482)   1,779,293       358,214     5,539,084
Noninterest expense:
 Salaries and employee benefits                         1,956,212    1,671,310     5,492,603     5,377,530
 Occupancy expense                                        227,112      222,627       654,352       635,431
 Equipment expense                                        164,871      163,856       488,494       475,748
 Data processing expense                                  169,060      180,078       472,123       515,145
 Amortization of intangible assets                         51,910      121,379       175,034       364,136
 Losses related to mortgage banking services            1,002,284            0     1,002,284             0
 Other operating expenses                                 660,994      635,994     1,905,063     1,794,190
    Total noninterest expenses                          4,232,443    2,995,244    10,189,953     9,162,180
    Income before income taxes                         (4,644,010)   1,049,217   ( 2,718,619)    3,273,860
 Provision for income taxes                            (1,978,956)     271,430   ( 1,556,101)      863,946
    Net income (loss)                                 $(2,665,054) $   777,787  $( 1,162,518)    2,409,914
Earnings per share of common stock:
 Net income (loss), basic                             $     (1.05) $      0.30  $      (0.46) $       0.93
 Net income (loss), diluted                           $     (1.05) $      0.30  $      (0.46) $       0.93
 Dividends declared                                   $      0.14  $      0.14  $       0.42  $       0.42
Weighted average shares outstanding                     2,547,837    2,574,964     2,547,956     2,592,786
Diluted average shares outstanding                      2,553,653    2,584,309     2,552,591     2,602,783
                                      -3-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                        For The Three Months      For The Nine Months
                                         Ended September 30,      Ended September 30,
                                       (Unaudited)  (Unaudited) (Unaudited)  (Unaudited)
                                           2008         2007        2008         2007
Net income                              (2,665,054)    777,787  (1,162,518)   2,409,914
Other comprehensive income, net of tax:
Unrealized gain(loss) on securities
 available for sale, net of tax expense
 (benefit) of $398,579 and $142,746 for
 the quarter $(687,404) and $51,573 for
 the year                                  773,473     277,095  (1,334,373)     100,112
Total comprehensive income              (1,891,581)  1,054,882  (2,496,891)   2,510,026






































                                      -4-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     For The Nine Months
                                                      Ended September 30,
                                                    (Unaudited)  (Unaudited)
                                                       2008         2007
Cash flows from operating activities:
 Net income                                          $( 1,162,518)  $  2,409,914
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Depreciation                                            540,685        556,196
  Net amortization and (accretion) of
   investment securities                              (    66,612)   (     8,390)
  Amortization of intangibles                             175,034        364,136
  Net loss(gain) on sale of credit card portfolio               0    (   247,531)
  Net loss(gain) on sale and disposal of assets       (    12,500)   (    12,952)
  Net loss on the impairmant of equity securities       4,104,901              0
  Funds held related to mortgage banking activities   (   223,328)   (   402,054)
  Change in:
  Other assets                                        (   475,086)   (   241,368)
  Other liabilities                                   (   211,024)   (   206,531)
    Net cash provided by operating activities           2,669,552      2,211,420
Cash flows from investing activities:
 Proceeds from calls and maturities of securities
   held to maturity                                    76,000,000      4,090,806
 Proceeds from calls, paydowns and maturities
  of securities AFS                                    19,334,414      1,533,900
 Proceeds from sale of securities available for sale            0      1,000,000
 Purchase of securities held to maturity              (   877,133)             0
 Purchase of securities available for sale            (81,459,264)   (   512,300)
 Proceeds on Sale of Credit Card Portfolio                      0      1,805,006
 Net change in loans                                  (24,681,633)   ( 5,792,971)
 Purchase of premises and equipment                   (   229,347)   (   343,586)
 Proceeds from sales of other assets                      102,500        167,500
    Net cash provided(used) for
     investing activities                             (11,810,463)     1,948,355
Cash flows from financing activities:
 Net change in deposits                               ( 7,710,498)   (10,515,510)
 Increase in federal funds purchased                    6,230,000      5,125,000
 Payment of short-term debt and short-term
  portion of long-term debt                           (20,000,000)   (15,000,000)
 Proceeds from issuance of short-term debt             10,000,000     11,500,000
 Payment of long-term debt                                      0
 Proceeds from issuance of long-term debt              10,000,000      5,000,000
 Cash dividends paid                                  ( 1,069,546)   ( 1,085,006)
 Proceeds from the exercise of stock options                    0         38,000
 Payment for common stock                             (    63,773)   ( 1,417,610)
    Net cash provided(used) for
     financing activities                             ( 2,613,817)   ( 6,355,126)
Increase(decrease) in cash and cash equivalents       (11,754,728)   ( 2,195,351)
Cash and cash equivalents - beginning of period        18,733,968     12,384,777
Cash and cash equivalents - end of period            $  6,979,240   $ 10,189,426
NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                  $    210,673   $  2,497,273
 Unrealized gain(loss) on securities available
  for sale                                           $( 2,021,777)  $    151,685
                                      -5-

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured deposits aggregate to $2,310,908 at September 30, 2008.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis
                                      -8-

for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Retirement Plans

The Corporation and its subsidiaries have retirement plans covering substantially all employees. The Corporation makes annual contributions to the plans in amounts not exceeding the regulatory requirements. The Corporation's defined benefit pension plan was frozen in 2006, and it is offering the employees a 401(k) plan. Also, the Corporation has a qualified nondiscriminatory Employee Stock Ownership Plan.




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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (Accounting for Uncertainty in Income Taxes). This document is an interpretation of Statement No. 109 (Accounting for Income Taxes). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation was initially effective for fiscal years beginning after December 15, 2006, but has been extended until 2008. The effect of applying the provisions of the interpretation has not been determined.
                                     -10-

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during third quarter 2008 were $45,047 and $132,926 for the nine-month period.

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

In determining fair value, the Corporation uses market prices of the same or similar instruments whenever such prices are available. A fair value measurement assumes that an asset or liability is exchanged in an orderly transaction between market participants, and accordingly, fair value is not determined based upon a forced liquidation or distressed sale. Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis. When available, the Corporation uses quoted market prices in active markets to determine the fair value of securities. Such instruments are classified within Level 1 of the fair value hierarchy. Examples include exchange-traded equity securities and some highly liquid government securities such as U.S. Treasuries. When instruments are traded in secondary markets and quoted market prices do not exist for such securities, the Corporation generally relies on internal valuation techniques or on prices obtained from independent vendors. The majority of fair values derived using internal valuation techniques are verified against prices obtained from independent vendors. Vendors compile prices from various sources and often apply matrix pricing for similar securities when no price is observable. Securities measured with these internal valuation techniques are generally classified within Level 2 of the hierarchy and often involve using quoted market prices for similar securities, pricing models or discounted cash flow analyses using inputs observable in the market where available. Examples include corporate bonds and U.S. Government agency and Government-sponsored entity mortgage-backed securities and collateralized mortgage obligations.

Loans

The Company does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and an allowance for loan losses is established. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS 114, "Accounting by Creditors for Impairment of a Loan," (SFAS 114). The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. At September 30, 2008, substantially all of the total impaired loans were evaluated based on the fair value of the collateral. In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.
                                     -12-

Foreclosed Assets

Foreclosed assets are adjusted to fair value upon transfer of the loans to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral, or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the foreclosed asset as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the foreclosed asset as nonrecurring Level 3.

Assets Recorded at Fair Value on a Recurring Basis

The following table presents the Corporation's assets that are measured at fair value on a recurring basis at September 30, 2008, for each of the fair value hierarchy levels.

(in thousands)
September 30, 2008                Total    Level 1   Level 2   Level 3
Assets:
Investment Securities
 available for sale              $ 87,282  $  256    $ 87,026  $     0
     Total assets at fair value  $ 87,282  $  256    $ 87,026  $     0

Assets Recorded at Fair Value on a Nonrecurring Basis

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below.

(in thousands)
September 30, 2008                Total    Level 1   Level 2   Level 3
Assets:
Nonperforming loans              $  3,502  $    0    $  3,502  $     0
Other Real Estate Owned               211       0         211        0
     Total assets at fair value  $  3,713  $    0    $  3,713  $     0











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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. This quarter the Federal Reserve Bank held short-term rates at 2.00% after dropping the rate by .25% during the second quarter, 2% during the first quarter of 2008 and 1% in the latter part of 2007. After holding the banks overnight borrowing rate at 5.25% for 15 months, the Federal Reserve has decreased the short-term interest rate by 3.25% since September 2007. Also, since September 30, 2008, they have dropped the Federal funds rate another 1% down to 1%. With the rapid change in the Federal funds rate, there was the same movement in our prime-indexed adjustable loan rates. This rapid drop in the prime-indexed loan yields combined with lagging changes in the interest cost of certificates of deposit and other interest-bearing funds makes it a very challenging rate environment in order to maintain our interest rate spread.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rates changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. As a result of our strategy to diversify revenue, noninterest income has grown over the last few years, with the exception of this quarter's unusual loss. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of September 30, 2008 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our
                                     -15-

accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2008, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. Due to the drop in the short-term rate by the Federal Reserve, as expected we have had a total of $91 million callable securities called in the past nine months. When the investment securities are called by the issuers, we continue to improve our net interest income and profitability by repositioning our callable securities balance. We reinvest these proceeds from called investment securities in new loans, new investment securities, and to repay debt. The Corporation is aware of no events or trends likely to result in a material change in liquidity. During the nine months ended September 30, 2008, total capital decreased $3.631 million to $22.9 million. The majority of this decrease was a result of losses recognized in the third quarter on mortgage banking services and the impairment of equity securities. At September 30, 2008, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.93%, which is 59 percent in excess of the regulatory standard for a "well-capitalized" bank. Southwest Georgia Financial Corporation's and Southwest Georgia Bank's risk based capital ratios are shown in the following table.













                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                           Risk Based Capital Ratios

                             Southwest Georgia
                           Financial Corporation    Regulatory Guidelines
                                                     For Well      Minimum
                                 30-Sep-08          Capitalized   Guidelines
Risk Based Capital Ratios
Tier 1 capital                     14.68%             6.00%       4.00%
Total risk based capital           15.93%            10.00%       8.00%
Tier 1 leverage ratio               8.86%             5.00%       3.00%

                           Southwest Georgia Bank   Regulatory Guidelines
                                                     For Well      Minimum
                                 30-Sep-08          Capitalized   Guidelines
Risk Based Capital Ratios
Tier 1 capital                     14.03%             6.00%       4.00%
Total risk based capital           15.28%            10.00%       8.00%
Tier 1 leverage ratio               8.46%             5.00%       3.00%

Under a share repurchase program adopted by the Board in January 2000, the Corporation repurchased 1,800 shares of its common stock during the first quarter of 2008 at an average price of $17.75 per share. The share repurchase authorization expired in January 2008 and as part of its capital management planning, the Corporation and its Board of Directors elected not to extend the authorization. For the nine-month period of 2007, the Corporation repurchased 73,100 shares of its common stock at an average price of $19.39 per share. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.6% as of September 30, 2008. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings, and paying dividends to shareholders. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net loss after taxes for the three-month period ending September 30, 2008, was $2.665 million compared with a net income of $778
                                     -17-

thousand for the same period in 2007. This year's third quarter was negatively impacted by a $4.105 million non-cash loss related to the impairment of equity securities. The non-cash loss on the impairment of equity securities was an accounting mark-to-market rule requiring it to be reflected through income. Additionally, we incurred a $1.002 million loss sustained by our commercial mortgage banking subsidiary as a result of covering the shortfall of participant banks related to the sale of commercial property. Excluding these unusual items, net income would have been $418 thousand, or $0.16 per diluted share for the third quarter.

On a per share basis, we had a net loss for the third quarter of $1.05 per diluted share compared with a net income of $.30 per diluted share for the same quarter in 2007. The weighted average common diluted shares outstanding for the quarter were 2.554 million, down 1.2% from the previous comparable quarter. This decrease in average quarterly diluted shares was due to the Corporation's stock repurchase in the fourth quarter of 2007 and the first quarter of 2008.

For the first nine months of 2008, we had a net loss of $1.163 million, or $0.46 per diluted share, compared with a net income of $2.410 million, or $0.93 per diluted share, for the same period in 2007. The quarterly impact of the non-cash loss on the impairment of equity securities and the loss on mortgage banking services was also reflected in net loss for the nine-month period. Excluding these unusual items, net income for the nine month period would have been $1.921 million, or $0.75 earnings per share.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended September 30, 2008.

                                3rd Qtr  2nd Qtr  1st Qtr  4th Qtr 3rd Qtr
                                 2008     2008     2008     2007    2007
Return on average total assets  ( 3.99)%   1.10%   1.03%  ( .99)%   1.09%
Return on average total equity  (42.53)%  11.43%  10.85%  (9.91)%  11.17%
Average shareholders' equity to
  Average total assets            9.37 %   9.60%   9.47%   9.95 %   9.76%
Net interest margin
  (tax equivalent)                4.19 %   3.97%   3.75%   3.36 %   3.71%

Comparison of Statements of Income for the Quarter

Noninterest income for the third quarter was a negative $2.841 million, compared with noninterest income of $1.779 million for the same period in 2007. This loss was due primarily to the $4.105 million non-cash loss on the impairment of Fannie Mae and Freddie Mac preferred stock. In addition, income from mortgage banking services decreased $190 thousand to $417 thousand from last year's third quarter, as the credit crisis has made the mortgage funding environment challenging and has restricted loan opportunities for our commercial mortgage banking subsidiary. Revenue from service charges on deposit accounts decreased 11.9% from the same period a year ago to $400 thousand and insurance services revenue decreased to $240 thousand, a 6.6% decrease compared with the third quarter of 2007. Last year's third quarter benefited from a $248 thousand gain recognized on the sale of the retail credit card portfolio. Offsetting these reductions in noninterest income, trust and brokerage services revenue increased 10.7% from the same period a year ago.
                                     -18-

Total interest income decreased $380 thousand, or 9.3%, for the three months ended September 30, 2008 compared with the same period in 2007. This decrease for the three-month period resulted from a 3.25% drop in the prime rate since August 2007, which reduced interest earned on variable and adjustable rate loans. In addition, the Company holds a large, fully-secured loan placed on interest nonaccrual late last year.

Total interest expense decreased $544 thousand, or 29.8%, in the third quarter of 2008 compared with the same period in 2007. The bulk of this decrease, $364 thousand, was in interest on deposits resulting from lower interest rates. While interest on federal funds purchased decreased $62 thousand and interest on long-term debt decreased $153 thousand, these decreases were partially offset by an increase of $35 thousand in interest on short-term debt during the period. Looking ahead, the challenge will be to manage funding costs in a declining rate environment. Our focus on cost discipline, retaining and expanding customer relationships, and identifying acquisition opportunities are the core components of our growth strategy.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income for the third quarter of 2008 was $2.429 million compared with $2.265 million for the same period in 2007. This improvement was due to lower cost of deposits and borrowings partially offset by the decline in interest income. Interest income was impacted by the 3.25% drop in the prime rate since September 2007. In addition, the Corporation sold its retail credit card portfolio in the third quarter of 2007 and placed a large, fully secured loan on interest nonaccrual late last year. The Corporation's net interest margin improved to 4.19% for the third quarter of 2008 compared with 3.71% from the same period a year ago, and 3.97% for the second quarter 2008. Total interest expense was $1.284 million for the third quarter, down $544 thousand from the same period a year ago. The decrease in total interest expense was due to a lower interest rate environment. The average rate paid on interest-bearing deposits decreased 80 basis points for the quarter compared with the same period a year ago.

No provision for loan losses was recorded for the third quarters of 2008 and 2007 due to the quality of the loan portfolio and the adequacy of the allowance for loan losses.

Noninterest expense increased to $4.233 million from $2.995 million for the third quarter of last year. The bulk of this increase occurred as a result of the $1.002 million loss related to mortgage banking services, as our commercial mortgage banking subsidiary sustained a loss from the cost of covering the shortfall realized by participant banks on the sale of a foreclosed commercial property. The quarterly increase in salary and employee benefits from a year ago of $285 thousand was due to settlement of a compensation agreement and staffing a new loan production office in Valdosta, GA where the Company plans to expand its operating footprint. The decline in amortization of intangible assets of $69 thousand reflects the completion of the amortization of purchased mortgage servicing intangible assets. Lower data processing expense was mainly attributable to the sale of the Company's retail credit card portfolio in last year's third quarter. The increase in other operating expenses is mainly due to the expenses related to the newly opened loan production office. All other major categories of noninterest expense remained relatively flat for the quarter when compared with the third quarter of 2007.

                                     -19-

Comparison of Statements of Income for the Nine-month Period

Total noninterest income was $358 thousand for the first nine months of 2008, down 93.5% from the same period in 2007. The majority of the decline was a result of the $4.105 million non-cash loss on the impairment of Fannie Mae and Freddie Mac preferred stock recognized in the third quarter. Mortgage banking services decreased $730 thousand to $1.715 million from the same period last year, service charges on deposit accounts decreased 6.7% to $1.205 million, and income from insurance services decreased 2.8% to $863 thousand when compared with last year's nine-month period. Partially offsetting these declines, revenue from trust services and retail brokerage services increased 5.4% to $486 thousand when comparing the first nine months of 2008 to the same period last year.

For the first nine months of 2008, total interest income decreased $708 thousand when comparing it with the same period in 2007. The bulk of the decrease was in interest and fees on loans of $784 thousand due to the 3.25% drop in the prime rate since September 2007 and a large fully-secured loan placed on interest nonaccrual late last year. This decrease was partially offset by increases in interest on deposits in banks of $182 thousand and interest on federal funds sold of $90 thousand.

The total interest expense for the nine-month period ended September 30, 2008 decreased $925 thousand, or 17.6%, compared with the same period in 2007. Over this period, the average balances on interest-bearing deposits decreased $676 thousand. However, the decrease in interest expense was primarily related to lower rates paid on interest-bearing deposits. The rate on time deposits decreased 49 basis points comparing the first nine months of 2008 with the same period in 2007. Interest on both short-term and long-term debt decreased $195 thousand, or 20.1%, for the first nine months of 2008 compared with 2007. Also, interest on federal funds purchased decreased $71 thousand for the first nine months of 2008.

Net interest income for the first nine months of 2008 increased 3.1% to $7.113 million compared with the same period in 2007. During the nine-month period ended September 30, 2008, the Corporation's net interest margin was 3.96% compared with 3.70% for the same period in 2007. This improvement in margin was impacted by the lower interest rate environment on interest-bearing deposits along with the growth in loans and higher yield on investment securities.

The nine-month provision for loan losses of $0 remained unchanged from the comparable period of 2007. Noninterest expense increased $1.028 million for the first nine months of 2008 compared with the same period last year. The bulk of this increase is due to the $1.002 million loss related to mortgage banking services recognized in the third quarter of 2008. The increase in occupancy and other operating expense was mostly related to a new loan production office, while the decrease in data processing expense reflects the sale of our retail credit card portfolio in the 2007 period. Also, decreases occurred in amortization of the purchased mortgage intangible assets of $189 thousand. All other major categories of noninterest expense were relatively flat for the first nine months when compared with the same period last year.

Comparison of Financial Condition Statements

At September 30, 2008, total assets were $266.1 million, a 2.0% decrease from December 31, 2007. During the last nine months our asset mix has changed. Our loans increased $24.5 million which was offset by a decrease in
                                     -20-

investment securities of $19.0 million, and a decrease in interest bearing deposits in banks of $10.0 million.

The Corporation's loan portfolio of $143.5 million increased 20.6% from the December 31, 2007, level of $119.0 million. The majority of loan growth was in residential real estate loans. Also, $7.7 million of the increase was from our loan production office in Valdosta, GA. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 53.9% of total assets.

Investment securities and other short-term investments which include federal funds sold and interest-bearing deposits in banks represent 38.3% of total assets. Investment securities decreased $19.1 million due to $91 million of securities being called or maturing during the past nine months. The proceeds from these securities have been used to purchase other securities, to increase loans, and payoff borrowings. Short-term investments have decreased $10 million since December 31, 2007.

Deposits decreased to $209.1 million at the end of the third quarter of 2008, down $7.1 million from the same period in 2007 and down $7.7 million from the end of last year. This decline was primarily due to normal day to day changes in deposits and general market conditions. Although quarter-end total deposits were down compared to the previous year, quarterly average deposits were flat at $216.6 million. The majority of the deposit decreases occurred in money market accounts. At September 30, 2008, total deposits represented 78.6% of total assets.

The following table shows the major contractual obligations for the Corporation.

                                                      September 30, December 31, September 30,
                                                          2008         2007          2007
Long-term debt consists of the following:

Advance from Federal Home Loan Bank with a
 3.39% fixed rate of interest maturing August 20,
 2018. (convertible to a variable rate at option
 of Federal Home Loan Bank on August 22, 2011).         5,000,000            0            0

Advance from Federal Home Loan Bank with a 2.78%
 fixed rate of interest maturing September 10,
 2018. (convertible to a variable rate at option
 of Federal Home Loan Bank on September 10, 2010).      5,000,000            0            0

Advance from Federal Home Loan Bank with a 3.85%
 fixed rate of interest maturing April 30, 2014,
 (convertible to a variable rate at option of
 Federal Home Loan Bank on April 30, 2009).                     0   10,000,000   10,000,000

Advance from Federal Home Loan Bank with a 5.24%
 fixed rate of interest maturing February 6, 2009.              0    5,000,000    5,000,000

Advance from Federal Home Loan Bank with a 5.21%
 fixed rate of interest due in annual installments
 maturing December 17, 2008.                                    0            0      228,571

Total long-term debt                                  $10,000,000  $15,000,000  $15,228,571

Total short-term debt                                  15,114,000   10,114,000   16,500,000

        Total debt                                    $25,114,000  $25,114,000  $31,728,571

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.66% of total loans outstanding at September 30, 2008, compared with 2.02% of loans outstanding at December 31, 2007. Non-performing assets as a percentage of total assets were 1.40%, a 53 basis point increase from last year. This level of non-performing assets is due primarily to one large commercial real estate loan. Management considers the allowance for loan losses as of September 30, 2008, adequate to cover potential losses in the loan portfolio.

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

Financial instruments whose contract
amounts represent credit risk
(dollars in thousands):                          September 30,  September 30,
                                                      2008          2007
Commitments to extend credit                        $ 20,841       $ 11,957
Standby letters of credit and financial guarantees  $     10       $     36

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of September 30, 2008, the Corporation's one-year cumulative rate-sensitive assets represented 87% of the cumulative rate-sensitive liabilities compared with 102% at prior year end and 80% at the same period a year ago. This level of cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. We are less liability-sensitive at the one year gap position compared with being more liability-sensitive in the previous year. These changes in assets and liabilities occurred in: (1) increase in prime-indexed loans, and (2) decrease in money market deposit type of accounts. This reduction in liability sensitive position will decrease the Corporation's exposure to changing interest rates. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general
                                     -24-

indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

                                      SOUTHWEST GEORGIA FINANCIAL CORPORATION

                                      /s/George R. Kirkland
                                BY:   _____________________________________

                                      GEORGE R. KIRKLAND
                                      SENIOR VICE-PRESIDENT AND TREASURER
                                      (FINANCIAL AND ACCOUNTING OFFICER)


Date:  November 14, 2008