Form 10-K
period 2008-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2009-03-31
CIK 315849

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                   Form 10-K

   [ X ]   Annual report pursuant to section 13 or 15(d) of the Securities
                                Exchange Act of 1934

                  For the fiscal year ended December 31, 2008

   [   ]   Transition report pursuant to section 13 or 15(d) of the Securities
                                Exchange Act of 1934

             For the transition period from _______ to _______ .

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

         Securities registered pursuant to Section 12(b) of this Act:
     Common Stock $1 Par Value                   NYSE Amex
       (Title of each class)      (Name of each exchange on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ( 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated file," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]         Accelerated filer         [  ]
Non-accelerated filer   [  ]         Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [   ]     No [X ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2008: $33,534,259 based on 1,899,958 shares at the price of $17.65 per share.

As of March 23, 2009, 2,547,837 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for the 2009 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.


                               TABLE OF CONTENTS

PART I
   Item 1.     Business
   Item 1A.    Risk Factors
   Item 1B.    Unresolved Staff Comments
   Item 2.     Properties
   Item 3.     Legal Proceedings
   Item 4.     Submission of Matters to a Vote of Security Holders

PART II
   Item 5.     Market Price of and Dividends on the Corporation's Common
                Equity and Related Stockholder Matters
   Item 6.     Selected Financial Data
   Item 7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations
   Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
   Item 8.     Financial Statements and Supplementary Data
   Item 9.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure
   Item 9A(T). Controls and Procedures
   Item 9B.    Other Information

PART III
   Item 10.    Directors, Executive Officers and Corporate Governance
   Item 11.    Executive Compensation
   Item 12.    Security Ownership of Certain Beneficial Owners and Management
                and Related Stockholder Matters
   Item 13.    Certain Relationships and Related Transactions, and Director
                Independence
   Item 14.    Principal Accounting Fees and Services

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

The Corporation's primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. ("Empire"), a commercial mortgage banking firm, and a loan production office located in Lowndes County. The Corporation's executive office is located at 201 First Street, S. E., Moultrie, Georgia 31768, and its telephone number is
(229) 985-1120.

All references herein to the Corporation include Southwest Georgia Financial Corporation, the Bank, and Empire, unless the context indicates a different meaning.

General

The Corporation is a registered bank holding company. All of the Corporation's activities are currently conducted by the Bank and Empire. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, VISA business accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust and investment division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the trust and investment area has a securities sales department which offers full service brokerage through a third party service provider. The Bank operates Southwest Georgia Insurance Services Division, an insurance agency that offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, is a commercial mortgage banking firm that offers commercial mortgage banking services. The Bank also operates a loan production office in Valdosta, Georgia.

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

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2008, the Corporation's deposit base, totaling $214,541,004, consisted of $39,372,928 in noninterest-bearing demand deposits (18.4% of total deposits), $60,983,275 in interest-bearing demand deposits including money market accounts (28.4% of total deposits), $21,213,082 in savings deposits (9.9% of total deposits), $64,216,422 in time deposits in amounts less than $100,000 (29.9% of total deposits), and $28,755,297 in time deposits of $100,000 or more (13.4 % of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2008, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 5.0%, 77.3% and 17.7%, respectively, of the Bank's total loan portfolio.

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

Servicing and Origination Fees on Loans

The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and are recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2008, Bank revenue received from mortgage banking services was $2,020,988 compared with $2,814,065 in 2007. All of this income was from Empire except for $29,432 in 2008 and $40,438 in 2007, which was mortgage banking income from the Bank.

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

Employees

The Bank had 119 full-time employees at December 31, 2008. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition

The banking business is highly competitive. The Bank and Empire compete with other depository institutions and other financial service organizations, including brokers, finance companies, savings and loan associations, credit unions and certain governmental agencies. The Bank ranks fifth out of eighteen banks in a five county region (Baker, Brooks, Colquitt, Thomas, and Worth) in deposit market share.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Deposit Insurance Corporation (the "FDIC") has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2008, there were not any assets available from the Bank to pay next year's dividends without prior approval from regulatory authorities. For 2008, the Corporation's cash dividend payout to stockholders was $1.4 million.

Supervision and Regulation

General.

The following is a brief summary of the supervision and regulation of the Corporation and the Bank as financial institutions and is not intended to be a complete discussion of all NYSE Amex (the "Amex"), state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or Amex listed companies. Changes in the rules, statutes and regulations applicable to the Corporation and the Bank can affect the operating environment in substantial and unpredictable ways.

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

The Bank is regularly examined by the FDIC. As a state banking association organized under Georgia law the Bank is subject to the supervision and the regular examination of the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.

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

The "prompt corrective action" provisions of the Federal Deposit Insurance Act set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's capital leverage ratio reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

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

To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2008 and 2007, the most recent notifications from the FDIC categorized the Bank as "well capitalized" under current regulations.

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

Anti-Money Laundering Initiatives and the USA Patriot Act.

A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the "USA Patriot Act") has imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The United States Treasury Department ("Treasury") has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to the Corporation and the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Temporary Liquidity Guarantee Program.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program ("TLG Program"). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation's financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Corporation elected to participate in only the full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts and others.

Future Legislation.

Various legislation affecting financial institutions and the financial industry is from time to time introduced. Such legislation may change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Corporation or any of its subsidiaries. With the recent enactments of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

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

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation and their ages, positions, and terms of office as of March 31, 2009, are as follows:

Name (Age)                 Principal Position                  Officer Since
DeWitt Drew                Chief Executive Officer and              1999
  (52)                     President of the Corporation
                           and Bank

John J. Cole, Jr.          Executive Vice President of the          1984
  (59)                     Corporation and Executive Vice
                           President and Cashier of the Bank

C. Wallace Sansbury        Executive Vice President of the          1996
  (66)                     Corporation and Bank

George R. Kirkland         Senior Vice President and Treasurer      1991
  (58)                     of the Corporation and Senior Vice
                           President and Comptroller of the Bank

R. L. (Andy) Webb, Jr.     Senior Vice President of the Bank        1994
  (60)

Geraldine Ferrone Luff     Senior Vice President of the Bank        1995
  (62)

J. Larry Blanton           Senior Vice President of the Bank        2000
  (62)

Vayden (Sonny) Murphy, Jr. Senior Vice President of the Bank        2000
  (56)

Morris I. Bryant           Senior Vice President of the Bank        2004
  (67)

Alphonso A. Howell, III    Senior Vice President of the Bank        2008
  (54)

Danny E. Singley           Senior Vice President of the Bank        2002
  (54)

Charles R. Lemons          President and CEO of Empire              2007
  (57)

The following is a brief description of the business experience of the principal executive officers of the Corporation, Bank, and Empire. Except as otherwise indicated, each principal executive officer has been engaged in their present or last employment, in the same or similar position, for more than five years.

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

Mr. Sansbury became Executive Vice President of the Bank and Corporation in December 2006. Previously, he had served as Senior Vice President of the Bank and Corporation since 1996.

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

Mr. Murphy became Senior Vice President of the Bank in 2007 and Vice President of the Bank in 2006. Previously, he had been Assistant Vice President of the Bank since 2000.

Mr. Bryant became Senior Vice President of the Bank in 2004. Previously, he was employed by Sylvester Banking Company in Sylvester, Georgia, as Vice President and Cashier since 1969.

Mr. Howell became Senior Vice President of the Bank in 2008. Previously, he was employed by Ameris Bank in Valdosta, Georgia for three years and Branch Banking & Trust Co. for three years.

Mr. Singley became Senior Vice President of the Bank in 2008. Previously, he had been Vice President of the Bank since 2002.

Mr. Lemons became President and CEO of Empire in 2008 and served as Senior Vice President since 2007. Previously, he was employed by Branch Banking & Trust Co. from 1992 to 2006.


Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2008, 2007, and 2006, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

                                          Year Ended December 31, 2008
					Average
                                        Balance       Interest     Rate
                                               (Dollars in thousands)
ASSETS
Cash and due from banks                $  7,936      $    -          - %

Earning assets:
  Interest-bearing deposits with banks   11,281           290      2.57%
  Loans, net (a) (b) (c)                132,209         9,605      7.27%
  Taxable investment securities
   held to maturity                      83,815         4,121      4.92%
  Nontaxable investment securities
   held to maturity (c)                   5,689           333      5.85%
  Nontaxable investment securities
   available for sale (c)                14,234         1,146      8.05%
  Other investment securities             1,643            64      3.90%
  Federal funds sold                      3,330            90      2.70%

    Total earning assets                252,201        15,649      6.20%
Premises and equipment                    6,097
Other assets                              9,193

Total assets                           $275,427

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits   $ 36,613      $    -          - %

Interest-bearing liabilities:
  NOW accounts                           20,567            61      0.30%
  Money market deposit accounts          45,749           365      0.80%
  Savings deposits                       21,936           232      1.06%
  Time deposits                          96,454         3,768      3.91%
  Federal funds purchased                 1,288            23      1.79%
  Other borrowings                       24,917         1,022      4.10%

    Total interest-bearing liabilities  210,911         5,471      2.59%
Other liabilities                         2,535

    Total liabilities                   250,059

Common stock                              4,294
Surplus                                  31,702
Retained earnings                        15,481
Less treasury stock                     (26,109)

    Total shareholders' equity           25,368

Total liabilities and shareholders'
 equity                                $275,427

Net interest income and margin                       $ 10,178      4.04%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees of $656 thousand.
(c) Reflects taxable equivalent adjustments using a tax rate of 34%.

                                          Year Ended December 31, 2007
					Average
                                        Balance       Interest     Rate
                                               (Dollars in thousands)
ASSETS
Cash and due from banks                $ 11,468      $    -          - %

Earning assets:
  Interest-bearing deposits with banks    3,559           174      4.90%
  Loans, net (a) (b) (c)                124,853        10,352      8.29%
  Taxable investment securities
   held to maturity                     111,187         4,535      4.08%
  Nontaxable investment securities
   held to maturity (c)                   5,236           307      5.86%
  Nontaxable investment securities
   available for sale (c)                13,362           901      6.74%
  Other investment securities             2,032           121      5.95%

    Total earning assets                260,229        16,390      6.30%
Premises and equipment                    6,462
Other assets                              9,559

Total assets                           $287,718

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits   $ 36,060      $    -          - %

Interest-bearing liabilities:
  NOW accounts                           48,601           263      0.54%
  Money market deposit accounts          21,257           605      2.85%
  Savings deposits                       22,371           399      1.78%
  Time deposits                          94,239         4,316      4.58%
  Federal funds purchased                 1,866           101      5.41%
  Other borrowings                       32,347         1,289      3.98%

    Total interest-bearing liabilities  220,681         6,973      3.16%
Other liabilities                         3,132

    Total liabilities                   259,873

Common stock                              4,290
Surplus                                  31,661
Retained earnings                        17,240
Less treasury stock                     (25,346)

    Total shareholders' equity           27,845

Total liabilities and shareholders'
 equity                                $287,718

Net interest income and margin                       $  9,417      3.62%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees of $405 thousand.
(c) Reflects taxable equivalent adjustments using a tax rate of 34%.

                                          Year Ended December 31, 2006
					Average
                                        Balance       Interest     Rate
                                               (Dollars in thousands)
ASSETS
Cash and due from banks                $ 12,477      $    -          - %

Earning assets:
  Interest-bearing deposits with banks    3,609           171      4.74%
  Loans, net (a) (b) (c)                116,782         9,365      8.02%
  Taxable investment securities
   held to maturity                     129,619         5,350      4.13%
  Nontaxable investment securities
   held to maturity (c)                   5,237           307      5.86%
  Nontaxable investment securities
   available for sale (c)                14,408           954      6.62%
  Other investment securities             2,201           125      5.68%
  Federal funds sold                      4,284           202      4.72%

    Total earning assets                276,140        16,474      5.97%
Premises and equipment                    6,766
Other assets                              9,503

Total assets                           $304,886

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits   $ 36,032      $    -          - %

Interest-bearing liabilities:
  NOW accounts                           55,023           315      0.57%
  Money market deposit accounts          21,759           827      3.80%
  Savings deposits                       23,928           449      1.88%
  Time deposits                          90,353         3,587      3.97%
  Federal funds purchased                   476            26      5.46%
  Other borrowings                       34,475         1,176      3.41%

    Total interest-bearing liabilities  226,014         6,380      2.82%
Other liabilities                         4,868

    Total liabilities                   266,914

Common stock                              4,274
Surplus                                  31,385
Retained earnings                        14,975
Less treasury stock                     (12,662)

    Total shareholders' equity           37,972

Total liabilities and shareholders'
 equity                                $304,886

Net interest income and margin                       $ 10,094      3.66%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees of $409 thousand.
(c) Reflects taxable equivalent adjustments using a tax rate of 34%.

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

                                                                 Due To
                                                  Increase     Changes In (a)
                                  2008    2007   (Decrease)  Volume     Rate
                                               (Dollars in thousands)
Interest earned on:
  Interest-bearing deposits
   with banks                   $   290  $   174  $   116   $   149   $(   33)
  Loans, net (b)                  9,605   10,352   (  747)      686    (1,433)
  Taxable investment
   securities held to maturity    4,121    4,535   (  414)   (2,527)    2,113
  Nontaxable investment
   securities held to
   maturity (b)                     333      307       26        27    (    1)
  Nontaxable investment
   securities available
   for sale (b)                   1,146      901      245        62       183
  Other investment securities        64      121   (   57)   (   20)   (   37)
  Federal funds sold                 90        0       90        90         0

      Total interest income      15,649   16,390   (  741)   (1,533)      792

Interest paid on:
  NOW accounts                       61      263   (  202)   (  113)   (   89)
  Money market deposit accounts     365      605   (  240)   (  639)      399
  Savings deposits                  232      399   (  167)   (    8)   (  159)
  Time deposits                   3,768    4,316   (  548)      104    (  652)
  Federal funds purchased            23      101   (   78)   (   24)   (   54)
  Other borrowings                1,022    1,289   (  267)   (  308)       41

      Total interest expense      5,471    6,973   (1,502)   (  988)   (  514)

Net interest earnings           $10,178  $ 9,417  $   761   $(  545)  $ 1,306

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 34% for 2008, 2007 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

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

(b) Reflects taxable equivalent adjustments using a tax rate of 34% for 2007, 2006 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                            Year Ended December 31,
                                          2008        2007        2006
                                             (Dollars in thousands)
Securities held to maturity:
U. S. Government Agencies               $  5,996    $ 82,991    $ 96,997
State and municipal                        6,112       5,235       5,236
   Total securities held to maturity    $ 12,108    $ 88,226    $102,233

Securities available for sale:
U. S. Government Agencies               $ 15,036    $ 17,890    $ 18,473
State and municipal                       10,768      12,973      13,381
Mortgage backed                           50,011         295         410
Corporate Notes                            7,284           0           0
Equity securities                            113          30       1,059
   Total securities available for sale  $ 83,212    $ 31,188    $ 33,323

The total investment portfolio decreased to $96.9 million from $121.1 million at year-end 2008 compared with year-end 2007, a decrease of $24.2 million, or 20%. The majority of this decrease was due to the maturing of $7 million of U.S. Government Agency securities and the calling, by the issuer, of approximately $88 million of U.S. Government Agency securities during 2008. With some of the proceeds, we purchased $82.3 million of securities of which the majority were in U.S. Government sponsored mortgage-backed securities. Other purchases were of U.S. Government Agency bonds, corporate notes, and preferred stock issues.

The following table shows the expected maturities of debt securities at December 31, 2008, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Mortgage backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancings and other early payoffs.

                                          MATURITY
                                 After One        After Five
                  Within         But Within       But Within         After
                 One Year        Five Years        Ten Years       Ten Years

               Amount  Yield    Amount  Yield    Amount  Yield    Amount  Yield
					(Dollars in thousands)
Debt Securities:
U.S.
 Government
 Agencies     $20,036  5.16%   $   996  4.13%   $     -    - %   $     -    - %
State and
 municipal      6,328  6.81%     9,674  6.14%       878  5.66%         -    - %
Mortgage
 backed            27  5.54%       106  6.40%     5,827  4.36%    44,051  4.91%
Corporate
 notes              -    - %     2,708  5.36%     4,576  6.90%         -    - %

   Total      $26,391  5.55%   $13,484  5.84%   $11,281  5.49%   $44,051  4.91%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2008 and 2007, securities carried at approximately $16,128,000, and $25,697,000 were pledged to secure public and trust deposits as required by law, and $28,615,000 and $32,000,000 were pledged to secure Federal Home Loan Bank advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan.

                                         Year Ended December 31,
                               2008      2007     2006      2005      2004
                                          (Dollars in thousands)
Commercial, financial and
 agricultural               $ 26,375  $ 21,851  $ 20,938  $ 12,370  $  7,395
Real estate:
  Construction loans          18,357    11,564    13,238    10,669     3,793
  Commercial mortgage loans   43,054    38,038    45,506    33,869    40,385
  Residential loans           45,192    31,936    31,942    33,773    33,968
  Agricultural loans           8,640     7,258     5,576     5,851     5,621
Consumer & Other               7,481     8,397     8,336     8,143     8,795
       Total loans           149,099   119,044   125,536   104,675    99,957
Less:
Unearned income                   29        36        44        40        42
Allowance for loan losses      2,376     2,399     2,417     2,454     2,507
       Net loans            $146,694  $116,609  $123,075  $102,181  $ 97,408

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2008.

                                             Commercial,
                                              Financial
                                           Agricultural, and
                                            Construction
                                         (Dollars in thousands)
Distribution of loans which are due:
    In one year or less                       $  15,268
    After one year but within five years         19,581
    After five years                              9,883

          Total                               $  44,732

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2008.

                                 Loans With
                                Predetermined    Loans With
                                   Rates        Floating Rates    Total
                                           (Dollars in thousands)
Commercial, financial,
 agricultural and construction   $ 22,052        $ 7,412         $ 29,464

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

					Nonperforming loans
                                                      Potential
                    Nonaccrual  Past-Due Renegotiated  Problem       Foreclosed
                      Loans      Loans      Loans       Loans   Total  Assets
					(Dollars in thousands)
December 31, 2008    $ 2,732    $    0      $  168     $    0  $ 2,900  $  211
December 31, 2007    $ 3,222    $    0      $   69     $   49  $ 3,340  $   98
December 31, 2006    $ 2,347    $   10      $   19     $   70  $ 2,446  $    0
December 31, 2005    $   103    $    5      $   52     $  172  $   332  $    0
December 31, 2004    $ 1,387    $    4      $    9     $  163  $ 1,563  $   14

At December 31, 2008, there was one large commercial real estate loan that was placed in nonaccrual loans in late 2007. This loan had a partial charge-off of $785 thousand in the fourth quarter of 2008.

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

                                                 Year Ended December 31,


                               2008      2007      2006      2005      2004
				(Dollars in thousands)
Average loans outstanding    $134,602  $127,267  $119,213  $104,552  $102,208

Amount of allowance for
 loan losses at beginning
 of period                   $  2,399  $  2,417  $  2,454  $  2,507  $  2,338
Amount of loans charged off
 during period:
 Commercial, financial and
  agricultural                      0         0         0        24         0
 Real estate:
   Commercial                     785         0         0         0        79
   Residential                      0         7         0        51        25
   Agricultural                     0         0         0         0         0
 Installment                       87        45        60       151       176

    Total loans charged off       872        52        60       226       280

Amount of recoveries during
 period:
 Commercial, financial, and
  agricultural                      0         0         0         1        88
 Real estate:
   Commercial                       2         1         0        61        17
   Residential                      0         0         0         1        13
   Agricultural                     0         0         0         0         0
 Installment                       22        33        23        30        65
    Total loans recovered          24        34        23        93       183

Net loans charged off
 during period                    848        18        37       133        97
Additions to allowance for
 loan losses charged to
 operating expense during
 period                           825         0         0        80        92
 Purchased reserve                  0         0         0         0       174
    Amount of allowance
     for loan losses at
     end of period           $  2,376  $  2,399  $  2,417  $  2,454  $  2,507

Ratio of net charge-offs
 during period to average
 loans outstanding for
 the period                       .63%      .01%      .03%      .13%      .10%

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

                     December 31, 2008  December 31, 2007  December 31, 2006
                                 % of               % of               % of
                                Total              Total              Total
    Category         Allocation Loans   Allocation Loans   Allocation Loans
				 	(Dollars in thousands)
Commercial, financial
  and agricultural    $  449    18.9%    $  441    18.4%    $  403    16.7%
Real estate:
  Construction           292    12.3%       233     9.7%       254    10.5%
  Commercial             687    28.9%       768    32.0%       875    36.2%
  Residential            720    30.3%       643    26.8%       614    25.4%
  Agricultural           138     5.8%       146     6.1%       106     4.4%
Installment               90     3.8%       168     7.0%       165     6.8%

     Total            $2,376   100.0%    $2,399   100.0%    $2,417   100.0%


                     December 31, 2005  December 31, 2004
                                 % of               % of
                                Total              Total
    Category         Allocation Loans   Allocation Loans
                           (Dollars in thousands)
Commercial, financial
  and agricultural    $  290    11.8%    $  186     7.4%
Real estate:
  Construction           250    10.2%        95     3.8%
  Commercial             793    32.3%     1,016    40.4%
  Residential            793    32.3%       852    34.1%
  Agricultural           137     5.6%       140     5.6%
Installment              191     7.8%       218     8.7%

     Total            $2,454   100.0%    $2,507   100.0%

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

                                           Year Ended December 31,
                                   2008           2007           2006
					(Dollars in thousands)
Noninterest-bearing
  demand deposits              $  36,613      $  36,060      $  36,032

NOW accounts                      20,567         48,601         55,023
Money market deposit
  accounts                        45,749         21,257         21,759
Savings                           21,935         22,371         23,928
Time deposits                     96,454         94,238         90,353

   Total interest-bearing        184,705        186,467        191,063

   Total average deposits      $ 221,318      $ 222,527      $ 227,095

The maturity of certificates of deposit of $100,000 or more as of December 31, 2008, are presented below.

                                    (Dollars in thousands)
3 months or less                         $   7,690
Over 3 months through 6 months               6,447
Over 6 months through 12 months              9,496
Over 12 months                               5,122

  Total outstanding certificates of
   deposit of $100,000 or more           $  28,755

Return on Equity and Assets

Certain financial ratios are presented below.

                                      Year Ended December 31,
                                   2008       2007       2006
Return on average assets          (.46)%       .60%      1.00%

Return on average equity         (5.04)%      6.17%      8.01%

Dividend payout ratio
 (dividends declared
 divided by net income)              NA*     83.96%     50.50%

Average equity to average
 assets ratio                     9.21 %      9.68%     12.45%

* Dividend payout ratio can not be calculated due to net loss.

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

Our business may be adversely affected by conditions in the financial markets and economic conditions generally and there can be no assurance that recent efforts to address difficult market and economic conditions will be effective.

Since mid-2007, and particularly during the second half of 2008, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment has also increased significantly.

The recently enacted Emergency Economic Stabilization Act of 2008 ("EESA") and American Recovery and Reinvestment Act of 2009 ("ARRA") were signed into law in response to the financial crisis affecting the banking system, financial markets and economic conditions generally. Pursuant to the EESA, Treasury has the authority under the Troubled Asset Relief Program to purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and
providing liquidity to the U.S. financial markets.   More recently, the ARRA
provided for a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs.

The EESA followed, and has been followed by, numerous actions by the U.S. Congress, Federal Reserve Board, Treasury, the FDIC, the SEC and others to address the current crisis, including most recently the ARRA. These measures include homeowner relief that encourage loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. There can be no assurance, however, as to the actual impact that EESA, the ARRA and the other initiatives described above will have on the banking system and financial markets or on us. The failure of these programs to help stabilize the banking system and financial markets and a continuation or worsening of current economic conditions could materially and adversely affect our business, financial condition, results of operations, access to credit or the trading price of our common stock.

The Corporation's ability to raise capital could be limited and could affect its liquidity and could be dilutive to existing shareholders.

Current conditions in the capital markets are such that traditional sources of capital may not be available to the Corporation on reasonable terms if it needed to raise capital. In such case, there is no guarantee that the Corporation will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

Liquidity is essential to our businesses and we rely on external sources to finance a significant portion of our operations.

Liquidity is essential to our businesses. Our liquidity could be substantially affected in a negative fashion by an inability to raise funding in the long-term or short-term debt capital markets or the equity capital markets or an inability to access the secured lending markets. Factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to raise funding. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if we are downgraded or put on (or remain on) negative watch by the rating agencies, we suffer a decline in the level of our business activity or regulatory authorities take significant action against us, among other reasons. If we are unable to raise funding using the methods described above, we would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. We may be unable to sell some of our assets, or we may have to sell assets at a discount from market value, either of which could adversely affect our results of operations and financial condition.

The Corporation's construction and land development loans are subject to unique risks that could adversely affect earnings.

The Corporation's construction and land development loan portfolio was $18.4 million at December 31, 2008, comprising 12.3% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers' ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

Recent performance may not be indicative of future performance.

The Corporation was not profitable in 2008 and may not be able to operate profitably in the future. Various factors, such as economic conditions, regulatory and legislative considerations, competition and the ability to find and retain talented people, may impede its ability to remain profitable.

A deterioration in asset quality could have an adverse impact on the Corporation.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans.
With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank's loan portfolio, over 77% of which is secured by real estate, could affect the ability of customers to repay their loans. The Bank's loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Corporation's business, financial condition, results of operations, or liquidity.

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

The Corporation's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including G. DeWitt Drew, President and CEO, John J. Cole, Jr., Executive Vice President, C. Wallace Sansbury, Executive Vice President, George R. Kirkland, Senior Vice President & Treasurer and Charles R. Lemons, President and CEO of Empire, could have a material adverse effect on the Corporation's business, financial condition, and results of operations or liquidity.

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

ITEM 2.  PROPERTIES

The executive offices of the Corporation and the main banking office of the Bank are located in a 22,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. The Bank's Operations Center is located at 11 Second Avenue, Moultrie, Georgia. The Trust and Investment Division of the Bank is located at 25 Second Avenue, Moultrie, Georgia. A building located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia, has been renovated for the Bank's Administrative Services offices, training and meeting rooms, record storage, and a drive-thru teller facility.

                                                                         Square
Name                       Address                                        Feet
Main Office                201 First Street, SE, Moultrie, GA 31768      22,000
Operations Center          11 Second Avenue, SW, Moultrie, GA 31768       5,000
Trust & Investment Office  25 Second Avenue, SW, Moultrie, GA 31768      11,000
Administrative Services    205 Second Street, SE, Moultrie, GA 31768     15,000
Southwest Georgia Ins.
 Services                  501 South Main Street, Moultrie, GA 31768      5,600
Baker County Bank          Highway 91 & 200, Newton, GA 39870             4,400
Bank of Pavo               1102 West Harris Street, Pavo, GA 31778        3,900
Sylvester Banking Company  300 North Main Street, Sylvester, GA 31791    12,000
Empire Financial Services  121 Executive Parkway, Milledgeville, GA 31061 2,700

All the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in each of the Baker County, Thomas County, and Worth County branch offices, and one additional automated teller machine located in Doerun, Georgia. These automated teller machines are linked to the STAR network of automated teller machines. The Bank also leases space for a loan production office in Valdosta, Georgia.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation, the Bank and Empire are defendants in various legal proceedings incidental to their business. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2008.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 2008 for a vote of the security holders through the solicitation of proxies or otherwise.


                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Corporation's common stock trades on the NYSE Amex under the symbol "SGB". The closing price on December 31, 2008, was $10.40. Below is a schedule of the high and low stock prices for each quarter of 2008 and 2007.

                                    2008
   For The
   Quarter      Fourth          Third           Second          First
    High        $15.60          $17.60          $18.50          $18.53

    Low         $10.40          $14.95          $16.25          $15.75


                                    2007
   For The
   Quarter      Fourth          Third           Second          First

    High        $18.75          $19.95          $19.75          $20.13

    Low         $16.57          $18.50          $17.80          $18.80

As of December 31, 2008, there were 537 record holders of the Corporation's common stock. Also, there were approximately 400 additional shareholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation's common stock were $.56 in 2008 and $.55 in 2007. Our dividend policy objective is to pay out a portion of earnings in dividends to our shareholders in a consistent manner over time, and we intend to continue paying dividends. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation's Board of Directors after consideration of various factors, which include the Corporation's financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount bank of dividends that can be paid without regulatory approval. See "Business - Payment of Dividends". The Corporation and its predecessors have paid cash dividends for the past eighty consecutive years.

In 2006, we repurchased 575,000 shares of our common stock through a tender offer with a total cost of $13,225,000. Because of our strong capital condition, we continued through 2007 the stock repurchase program that began in January 2000. In 2008, 1,800 shares were repurchased through the repurchase program and in 2007, 95,286 shares were repurchased. A total of 709,181 shares have been repurchased since the beginning of the repurchase program. The share repurchase program was not extended by the Board of Directors at their January 2008 meeting.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2008, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan. No additional option shares can be granted under the Key Individual Stock Option Plan.

                        Number of          Weighted            Number of
                    Securities to be       Average       Securities Remaining
                  Issued upon Exercise  Exercise Price   Available for Future
                    of Outstanding      of Outstanding  Issuance Under Equity
Plan Category           Options            Options       Compensation Plans
Equity compensation
 plans approved by
 shareholders(1)        37,552              $15.59                0
Equity compensation
 plans not approved
 by shareholders(2)          0                0.00                0
     Total              37,552              $15.59                0

(1) The Key Individual Stock Option Plan
(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three years.

Performance Graph

The following graph compares the cumulative total shareholder return of the Corporation's Common Stock with The Carson Medlin Company's Independent Bank Index and the S&P 500 Index. The Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 25 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The comparison assumes $100 was invested January 1, 2004, and that all semi-annual and quarterly dividends were reinvested each period. This comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2003.

The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Corporation's Common Stock.

                                   2003  2004  2005  2006  2007  2008
SOUTHWEST GEORGIA FINANCIAL CORP.  100   122   121   109   103   63
INDEPENDENT BANK INDEX             100   118   127   144   103   81
S&P 500 INDEX                      100   111   116   135   142   90

ITEM 6.  SELECTED FINANCIAL DATA

Five-Year Selected Financial Data (1)
(Dollars in thousands, except
 per share data and ratios)     2008     2007      2006      2005      2004
For The Year:
 Earnings & Share Data
Interest income              $ 15,070  $ 15,886  $ 16,030  $ 14,818  $ 13,822
Interest expense                5,470     6,973     6,380     4,576     3,401
Non-interest income             1,475     6,715     7,110     7,865     6,754
Non-interest expense           13,189    13,603    12,986    12,382    12,073
Net income                     (1,279)    1,718     3,040     4,329     3,865
Earnings per share - diluted    (0.50)     0.66      0.96      1.31      1.18
Weighted average shares
 outstanding - diluted (2)      2,552     2,593     3,153     3,294     3,281
Dividends paid per share     $   0.56  $   0.55  $   0.52  $   0.52  $   0.44

At Year End:
 Balance Sheet Data
Total assets                 $267,297  $271,653  $288,516  $301,274  $305,900
Loans, less unearned income   149,070   119,008   125,492   104,634    99,915
Deposits                      214,541   216,793   226,709   221,844   222,488
Shareholders' equity (2)       23,316    26,518    27,957    39,853    38,952
Book value per share (2)         9.15     10.40     10.59     12.23     11.88
Tangible book value
 per share (2)               $   8.74  $   9.90  $   9.93  $  11.31  $  10.77
Common shares
 outstanding (2)                2,548     2,550     2,640     3,258     3,279

Selected Average Balances
Average total assets         $275,427  $287,718  $304,886  $300,394  $287,868
Average loans                 134,602   127,267   119,213   104,552   102,208
Average deposits              221,318   222,527   227,095   221,113   218,366
Average shareholders'
 equity                      $ 25,367  $ 27,845  $ 37,973  $ 39,608  $ 38,183

Asset Quality
Non-performing assets to
 total assets                   1.10%     1.22%      .82%      .04%      .46%
Non-performing assets        $  2,942  $  3,312  $  2,357  $    108  $  1,405
Net loan charge-offs
 (recoveries)                $    849  $     18  $     37  $    133  $     98
Net loan charge-offs
 (recoveries) to
 average loans                  0.63%     0.01%     0.03%     0.13%     0.10%
Reserve for loan losses
 to loans                       1.59%     2.02%     1.93%     2.35%     2.51%

Performance Ratios
Return on average
 total assets                  (.46)%      .60%     1.00%     1.44%     1.34%
Return on average
 shareholders' equity         (5.04)%     6.17%     8.01%    10.93%    10.12%
Average shareholders'
 equity to average
 total assets                   9.21%     9.68%    12.45%    13.19%    13.26%
Efficiency ratio              113.15%    84.33%    75.48%    66.81%    68.54%
Net interest margin             4.04%     3.62%     3.66%     3.91%     4.14%
Dividend payout ratio             NA*    83.96%    50.50%    39.22%    38.79%

* Dividend payout ratio cannot be calculated due to net loss

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information about the Corporation, see selected statistical information on pages 13 - 33 of this report on Form 10-K.

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Lowndes, Thomas, and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have four full service banking facilities, a loan production office, and six automated teller machines.

Our strategy is to:

    * maintain the diversity of our revenue, including both interest and noninterest income through a broad base of business,
    * strengthen our sales and marketing efforts while developing our employees to provide the best possible service to our customers,
    *  expand our market share where opportunity exists, and
    * grow outside of our current geographic market either through de-novo branching or acquisitions into areas proximate to our current market area.

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we have continued with our plans to expand geographically with a loan production office in Valdosta, Georgia. We have leadership in place and have identified a permanent site for a de novo branch.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after holding the overnight borrowing rate for banks at 5.25% for eight months of 2007, the Federal Reserve Bank decreased short-term interest rates by 5% to 0.25% from September 2007 to the end of 2008.

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

To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change. In addition, broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In 2008, noninterest income was 15.4% of net interest income.

We continually focus on asset quality and realized improvement in 2008 with non-performing assets declining from the previous year. At the end of 2008, the majority in non-performing assets was one large loan placed on interest nonaccrual in late 2007. This loan was partially charged-off during the fourth quarter of 2008.

Since mid-2007, and particularly during the second half of 2008, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and in the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment has also increased significantly.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation's results of operations. We believe that the allowance for loan losses as of December 31, 2008 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

Net loss for 2008 was $1.3 million, a decrease of approximately $3.0 million when compared with net income of $1.7 million in 2007. The decrease in annual net income was largely attributable to a $4.105 million non-cash loss on the impairment of equity securities and a $1.002 million loss at our mortgage banking subsidiary recognized during the third quarter of 2008. The non-cash loss on the impairment of equity securities was due to the devaluation of Fannie Mae and Freddie Mac preferred stock that we held in our security portfolio. These securities lost value as a result of the U.S. Government's actions to place these government sponsored enterprises in conservatorship, and mark-to-market accounting rules require such a non-cash impairment loss to be reported through income. The loss related to the mortgage banking subsidiary was realized as a result of covering other shortfalls of participant banks from a sale of foreclosed commercial property. Also, negatively impacting net income was a provision for loan losses of $825 thousand taken during the fourth quarter of 2008. This provision resulted from a $785 thousand partial charge-off related to a large
commercial real estate loan.   These decreases in net income were partially
offset by an increase in net interest income of $688 thousand mainly attributed to lower interest expense on deposits. On a per share basis, we had a net loss in 2008 of $0.50 per diluted share compared with net income of $0.66 per diluted share for 2007.

Net income for 2007 was $1.7 million, a decrease of approximately $1.3 million, or 43%, when compared with $3.0 million in 2006. Our net income was down primarily as a result of a $1.6 million loss sustained during the fourth quarter by the Corporation's commercial mortgage banking subsidiary realized from its covering of the shortfall of participant banks related to a sale of foreclosed commercial property. Also, other decreases in annual net income were attributable to a decrease in interest income related to a lower earning asset base and a 30% decline in revenue from mortgage banking services. This decline was partially offset by a $248 thousand gain on the sale of the Corporation's retail credit card portfolio in September 2007. The sale of the credit card portfolio was a move to reduce the risk profile of the Bank. On a per share basis, net income for 2007 was down to $0.66 per diluted share compared with $.96 per diluted share for 2006.

We measure our performance on selected key ratios, which are provided for the last three years in the following table:

                                              2008      2007     2006
Return on average total assets               (.46)%     .60%     1.00%
Return on average shareholders' equity      (5.04)%    6.17%     8.01%
Average shareholders' equity to
 average total assets                         9.21%    9.68%    12.45%
Net interest margin (tax equivalent)          4.04%    3.62%     3.66%

Net Interest Income

Net interest income after the provision for loan losses for 2008 decreased $138 thousand, or 1.6%, when compared with 2007. The benefit of reduced costs of funds was more than offset by the $825 thousand provision for loan loss which was necessary due to the charge-offs experienced in the fourth quarter of 2008. Excluding the provision for loan loss, net interest income would have increased by $687 thousand. Another factor contributing to the decline in net interest income was the decrease in interest and fees on loans of $753 thousand. Interest and fees on loans were impacted by a 5% drop in the prime rate since September 2007, which reduced interest earned on variable and adjustable rate loans. In addition, the Bank holds one large loan that was placed on interest nonaccrual status in late 2007. The decrease in interest on securities was mainly due to the $26.4 million drop in the average volume of investments.

These decreases in interest income were offset by $1.5 million in lower interest expense on interest-bearing liabilities. The bulk of this decrease was in interest on deposits due to a declining interest rate environment. The average rate paid on average time deposits of $96 million decreased 67 basis points compared with 2007.

Net interest income after the provision for loan losses for 2007 decreased $737 thousand, or 7.6%, compared with 2006. Major factors contributing to the decline in net interest income compared with 2006 were (1) a decline of $854 thousand in interest income on a lower volume of investment securities. This lower average volume was mainly due to the selling of $14 million of investment securities in the last half of 2006 to fund the stock tender offer and investment securities maturing in 2007 from which proceeds were not reinvested in new investment securities, and (2) a $593 thousand increase in interest expense primarily related to higher rates on deposits and debt. An increase of 61 basis points was paid on $94 million of average time deposits and 57 basis points increase were paid on $32 million of average debt.

Partly offsetting the lower interest income on investment securities and higher interest expense was increased interest income from loans in 2007 compared with 2006. The majority of the increase in loan interest income for the year resulted from a combination of volume and yield components. Average loan volumes increased $8.1 million, or 6.9%, and the yield increased 27 basis points to 8.29%, resulting in an increase in interest income of $914 thousand.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin improved to 4.04% for 2008, a 42 basis point increase from 2007. Net interest margin was 3.62% for 2007, a 4 basis point decrease from 3.66% in 2006. This improvement in margin was impacted by the lower interest rate environment on interest-bearing deposits along with the volume growth in loans and increase in yields on purchased securities.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

                                     2008             2007             2006
                                          (Dollars in Thousands)
                                Amount % Change  Amount % Change  Amount % Change
Service charges on deposit
 accounts                      $ 1,608   (7.4)%  $1,736    1.2%   $1,716   10.5%
Income from trust services         269   (5.9)      286   (3.1)      295   (3.3)
Income from retail brokerage
 services                          341   (1.5)      346   16.9       296   11.7
Income from insurance services   1,102   (4.2)    1,150   (1.5)    1,167    4.9
Income from mortgage banking
 services                        2,021  (28.2)    2,814  (29.3)    3,978   (9.9)
Gain (loss) on the sale or
 abandonment of assets              13     NM       (97)    NM        15   87.5
Gain (loss) on the sale of
 credit card portfolio               0 (100.0)      248  100.0         0    0.0
Gain (loss) on the sale of
 securities                          0    0.0         0  100.0      (564)(100.0)
Gain (loss) on the impairment
 of equity securities           (4,105)(100.0)        0    0.0         0    0.0
Other income                       226   (2.6)      232   12.1       207    1.5

Total noninterest income       $ 1,475 ( 78.0)%  $6,715   (5.6)%  $7,110   (9.6)%

*NM = not meaningful

For 2008, total noninterest income was $1.475 million compared with $6.715 million for 2007. The majority of the decline was a result of the $4.105 million non-cash loss on the impairment of Fannie Mae and Freddie Mac preferred stock recognized in the third quarter of 2008. The securities lost value as a result of the U.S. Government's actions to place these government sponsored enterprises in conservatorship. In addition, mortgage banking services income decreased $793 thousand, or 28.2%, in 2008, as the credit crisis has made the mortgage funding environment challenging and has restricted loan opportunities. Revenue from service charges on deposit accounts decreased $128 thousand, and income from insurance services and trust services decreased $48 thousand and $17 thousand, respectively, when compared with the same period last year.

For the year 2007, total noninterest income was $6.715 million compared with $7.110 million for 2006. The majority of the decline occurred in mortgage banking services revenue, which decreased $1.164 million, or 29.3%, from the same period last year. Also, there was a net loss of $97 thousand in sales of foreclosed property primarily related to the sale of one large commercial property. Other year over year decreases in revenue included trust services and insurance services. The declines in revenue were partially offset by a $248 thousand gain on the sale of the retail credit card portfolio in 2007. In addition, retail brokerage services income had growth of $50 thousand, or 16.9%, and income from service charges on deposit accounts grew $20 thousand, or 1.2%, when compared with the prior year. Additionally, noninterest income in 2006 was negatively impacted by a nonrecurring $564 thousand loss on the sale of securities to fund the Corporation's stock tender offer in that year.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

                                    2008            2007             2006
                                            (Dollars in Thousands)
                                         %               %               %
                                Amount Change   Amount Change   Amount Change
Salaries and employee benefits $ 7,152   2.0 % $ 7,011 ( 3.6)% $ 7,276  (0.7)%
Occupancy expense                  863   2.7       840   0.6       835   3.1
Equipment expense                  694   7.1       648   2.7       631  (3.8)
Data processing expense            643 ( 6.3)      686 ( 1.2)      694  (4.3)
Amortization of intangible
 assets                            227 (51.4)      467 (49.1)      917  86.8
Losses related to mortgage
 banking services                  979 (38.3)    1,587 100.0         0   0.0
Other operating expenses         2,631  11.3     2,364 (10.2)    2,632  10.8
Total noninterest expense      $13,189 ( 3.0)% $13,603   4.8 % $12,985   4.9 %

Total noninterest expense decreased $414 thousand to $13.2 million in 2008 compared with the same period last year. The major cause of the decrease in noninterest expense was a reduction in losses related to mortgage banking services of $608 thousand in 2008. The decline of amortization of intangible assets of $240 thousand reflects the full amortization of the mortgage banking intangibles in 2008. These decreases are partially offset by increases in salaries and employee benefits and other operating expenses.
The increase in salaries and employee benefits was primarily due to the settlement of a compensation agreement and the staffing of our new loan production office in Valdosta, Georgia. Other operating expenses were up due to higher legal fees as it relates to mortgage banking services as well as operating expenses relating to the Valdosta loan production office.

Total noninterest expense increased $618 thousand, or 4.8%, in 2007 compared with 2006. The majority of this increase was related to the $1.587 million loss sustained during the fourth quarter by the Corporation's commercial mortgage banking subsidiary realized as a result of covering the shortfall of participant banks related to the sale of foreclosed commercial property.

This increase was partially offset by decreases in salary and employee benefits, amortization of intangible assets, and other operating expenses. Salaries and employee benefits decreased as a result of a lower amount required to fund the pension plan in 2007 of $520 thousand, compared with $1.184 million in 2006. Also, 2006 was the last year of contributions to the deferred compensation plan, resulting in a $200 thousand expense reduction in 2007. Another factor in the decrease in salaries and employee benefits was the decrease in officer performance compensation primarily related to the mortgage banking subsidiary's lower profitability in 2007 compared with 2006. In 2007, the officer performance compensation was $367 thousand compared with $676 thousand in 2006. Amortization of intangible assets decreased $450 thousand to $467 thousand in 2007. This reduction resulted from returning to a normal level after accelerating the amortization of our mortgage servicing assets due to the large payoffs of serviced loans in 2006. Other operating expenses declined $268 thousand compared with 2006 due to professional services related to the tender offer and to pension consulting expenses in 2006.

The efficiency ratio (noninterest expense divided by total noninterest income plus net interest income), a measure of productivity, increased to 113.15% for 2008, from 84.3% for 2007 and 75.5% for 2006. The higher efficiency ratio was primarily due to the loss related to mortgage banking services and lower revenue as a result of the non-cash impairment loss on equity securities. Excluding these items, the adjusted efficiency ratios would have been 77.3% for 2008 compared with 74.5% for 2007.

Federal Income Tax Expense

The Corporation had a benefit of $1.659 million for federal income taxes in 2008 compared with an expense of $307 thousand and $734 thousand for the years ending December 31, 2007, and 2006, respectively. These amounts resulted in an effective tax rate of (56.4)%, 15.2% and 19.5%, for 2008, 2007, and 2006, respectively. See Note 10 of the Corporation's Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

During 2008, total average assets decreased $12.3 million, or 4.3%, to $275.4 million. The Corporation's earning assets, which include loans, investment securities, deposits at the Federal Home Loan Bank, and federal funds sold averaged $252.2 million in 2008, a 3.1% decrease over $260.2 million in 2007. This decrease was primarily the result of decreased average volume in investment securities due to improved average loan volume, federal funds sold, and deposits at the Federal Home Loan Bank. The earning asset mix shifted towards higher average loans. For 2008, average earning assets were comprised of 52% loans, 42% investment securities, and 6% federal funds sold and balances held at the Federal Home Loan Bank. The ratio of average earning assets to average total assets increased slightly to 91.6% for 2008 compared with 90.4% for 2007.

Loans

Loans are one of the Corporation's largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2008, average loans represented 52% of average earning assets and 49% of average total assets.

The composition of the Corporation's loan portfolio at December 31, 2008, 2007, and 2006 was as follows:

                             2008             2007             2006
                                     (Dollars in Thousands)
                                  %                %                %
    Category            Amount  Change   Amount  Change   Amount  Change
Commercial, financial,
 and agricultural      $ 26,375  20.7 % $ 21,851   4.4 % $ 20,938  69.3 %
Real estate:
  Construction           18,357  58.7 %   11,564 (12.6)%   13,238  24.1 %
  Commercial             43,054  13.2 %   38,038 (16.4)%   45,506  34.4 %
  Residential            45,192  41.5 %   31,936   0.0 %   31,942  (5.4)%
  Agricultural            8,640  19.0 %    7,258  30.2 %    5,576  (4.7)%
Installment               7,481 (10.9)%    8,397   0.7 %    8,336   2.9 %
   Total loans         $149,099  25.3 % $119,044  (5.2)% $125,536  20.0 %

Total loans significantly increased $30 million while average total loans increased $7.4 million in 2008 compared with 2007 due to an increase in loan demand mainly in construction and residential real estate loans. We grew total loans by 25% due to stronger loan demand in our local market. Of the $30.1 million of increase, $13 million were in the Valdosta, Georgia market where we opened a loan production office. The ratio of total loans to total deposits at year end increased to 69.5% in 2008 compared with 54.9% in 2007. The loan portfolio mix at year end 2008 consisted of 12.3% loans secured by construction real estate, 28.9% loans secured by commercial real estate, 30.3% of loans secured by residential real estate, and 5.8% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 17.7% and installment loans to individuals for consumer purposes of 5%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation's loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2008.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on nonaccruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $2.376 million, or 1.6% of total loans outstanding, as of December 31, 2008. This level represented a $23 thousand decrease from the corresponding 2007 year-end amount which was 2% of total loans outstanding.

There was a provision for loan losses of $825 thousand in 2008 and no provision for loan losses in 2007. The provision was related to a partial charge-off of a large commercial real estate loan in the fourth quarter of 2008. Our assessment of the adequacy of the allowance to absorb possible losses in the loan portfolio resulted in not having to provide for losses in 2007. See Note 3 of the Corporation's Notes to Consolidated Financial Statements for details of the changes in the allowance for loan losses.

Investment Securities

The Corporation's investment securities consist largely of U.S. Government sponsored pass-thru mortgage-backed securities and U.S. Government Agency bonds. The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income to complement loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment.

The following table summarizes the contractual maturity of investment securities as of December 31, 2008:

Amounts Maturing In:               Securities            Securities
 (Dollars in Thousands)         Available for Sale    Held to Maturity
One year or less                    $    204              $  5,000
After one through five years           8,559                 1,301
After five through ten years          13,713                 5,222
After ten years                       60,623                   585
Equity securities                        113                     0
Total investment securities         $ 83,212              $ 12,108

The total investment portfolio decreased to $96.9 million from $121.1 million at year-end 2008 compared with year-end 2007, a decrease of $24.2 million, or 20%. The majority of this decrease was due to the maturing of $7 million of U.S. Government Agency securities and the calling, by the issuer, of approximately $88 million of U.S. Government Agency securities during 2008. With some of the proceeds, we purchased $82.3 million of securities of which the majority were in U.S. Government sponsored mortgage-backed securities. Other purchases were of U.S. Government Agency bonds, corporate notes, and preferred stock issues. The average total investment portfolio decreased $26.4 million to $105.4 million in 2008 compared with $131.8 million for 2007.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, renegotiated loans, potential problem loans and property acquired by foreclosure. The level of nonperforming assets decreased $370 thousand at year-end 2008 compared with year-end 2007. This decrease primarily resulted from the partial charge-off of $785 thousand on the one large loan placed in nonaccrual loans in late 2007. Nonperforming assets were approximately $2.942 million, or 1.10% of total assets as of December 31, 2008, compared with $3.312 million, or 1.22% of total assets at year-end 2007.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2008, average deposits decreased slightly compared with 2007, from $222.5 million to $221.3 million. Many of our NOW accounts with low transaction volume were reclassified during 2008 to money market accounts which resulted in a change in the deposit mix. The reclassification is an accounting transaction and does not impact customer account balances or their FDIC coverage. As a result of the low rate environment, balances in our commercial customers' money market accounts were reduced by the end of the year. As of December 31, 2008, the Corporation had a total of $28.8 million in certificates of deposit of $100,000 or more. This was a 2.8% decrease from the $29.6 million total in 2007.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2008, the Corporation borrowed $20 million as advances from the Federal Home Loan Bank and repaid $20.1 million of short-term advances. During 2009, $15 million of advances is expected to be repaid. Total long-term advances with the Federal Home Loan Bank were $10 million at December 31, 2008. Details on the Federal Home Bank advances are presented in Note 8 to the financial statements.

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

The Consolidated Statement of Cash Flows details the Corporation's cash flows from operating, investing, and financing activities. During 2008, operating activities provided cash flows of $2.8 million, while investing and financing activities used $14 million resulting in a decrease in cash and cash equivalents balances of $11.2 million. Net cash provided by operations continues to provide cash for the payment of dividends.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Corporation's deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less public funds and time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 77.2% of total deposits on December 31, 2008, compared with 79.4% in 2007.

Asset liquidity is provided through ordinary business activity, such as cash which is received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments which can be easily converted to cash without significant loss. The Corporation's investment securities maturing within one year or less were $5.2 million on December 31, 2008, which represented 5% of the investment debt securities portfolio. Also, the Corporation has $15 million of U.S. Government Agency securities callable at the option of the issuer and approximately $6 million of annual cash flow in principal reductions from payments of mortgage-backed securities.

Due to the 5% drop in the short-term rate by the Federal Reserve since September 2007, most all of our callable securities were called in 2008. We have reinvested these proceeds from called investment securities in new loans, new investment securities, and for repayment of our short-term and long-term debt obligations. During the third quarter of 2008, we recognized a non-cash loss on the impairment of Fannie Mae and Freddie Mac preferred stock of $4.105 million. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation's liquidity or operations.

Contractual Obligations

The chart below shows the Corporation's contractual obligations and commercial commitments, and its scheduled future cash payments under those commitments as of December 31, 2008.

The majority of the Corporation's outstanding contractual obligations were long-term debt. The remaining contractual obligations were comprised of telephone operating leases, purchase obligations for data processing services, and a rental agreement for our loan production office in Valdosta, Georgia. We have no capital lease obligations.

                                          Payments Due by Period
Contractual Obligations               Less than   1-3    4-5   After 5
(Dollars in Thousands)         Total   1 year    years  years   years
Long-term debt                $10,000   $   0    $   0  $  0   $10,000
Operating leases                   32      26        6     0         0
Total contractual obligations $10,032   $  26    $   6  $  0   $10,000

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

Financial instruments whose contract amounts
represent credit risk (Dollars in Thousands):        2008         2007
Commitments to extend credit                       $ 18,885     $ 12,439
Standby letters of credit                          $     10     $     10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

Our average equity to average assets ratio was 9.21% in 2008 and 9.68% in 2007. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8% total risk-based ratio, of which 4% must consist primarily of tangible common shareholders' equity (Tier I capital) or its equivalent. Also, the regulations require a financial institution to maintain a 3% leverage ratio. At year-end 2008, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 15.55%, a Tier I risk-based capital ratio of 14.31%, and a leverage ratio of 8.72%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios for year-end 2008 and 2007 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

                                                  Minimum     Minimum
                           Dec. 31,   Dec. 31,   Regulatory   For Well
Risk Based Capital Ratios   2008       2007      Guidelines  Capitalized
Tier I capital             14.31%     18.13%       4.00%        6.00%
Total risk-based capital   15.55%     19.39%       8.00%       10.00%
Leverage                    8.72%      8.98%       3.00%        5.00%

Forward-Looking Statements

In addition to historical information, this 2008 Annual Report contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

These factors include risks related to:
  * the conditions in the financial markets and economic conditions generally;
  * the Corporation's ability to raise capital;
  * the Corporation's liquidity;
  * the Corporation's construction and land development loans;
  * asset quality;
  * the adequacy of the allowance for loan losses;
  * technology difficulties or failures;
  * the Corporation's ability to execute its business strategy;
  * the loss of key personnel;
  * competition;
  * changes in regulation and monetary policy;
  * losses due to fraudulent and negligent conduct of customers, service providers and employees;
  * acquisitions or dispositions of assets or internal restructuring that may be pursued by the Corporation;
  * changes in or application of environmental and other laws and regulations to which the Corporation is subject;
  * political, legal and local economic conditions and developments;
  * financial market conditions and the results of financing efforts;
  * changes in commodity prices and interest rates;
  * weather, natural disasters and other catastrophic events; and other factors discussed in the Corporation's other filings with the Securities and Exchange Commission.

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

At year-end 2008, our sensitivity ratio, or one-year cumulative rate-sensitive assets relative to cumulative rate-sensitive liabilities, was 111% compared with 102% for 2007. This change in the sensitivity ratio was a result of the Corporation's management of its exposure to interest rate risk. We are more asset-sensitive at the one year gap position compared with our asset sensitivity in the previous year. These changes in assets occurred in:
(1) increase in investment securities that will mature or have the potential of being called within one year, and (2) increase in variable rate loans. This asset sensitive position will increase the Corporation's earning potential in a rising interest rate environment.

All interest rates and yields do not adjust at the same pace; therefore, the sensitivity ratio is only a general indicator of the potential effects of interest rate changes on net interest income. We monitor our asset and liability mix in an effort to ensure that the effects of interest rate movements in either direction are not significant over time.

Interest Rate Sensitivity                                          December 31, 2008
                                                            Expected Maturity/Repricing Dates
                                                                  (Dollars in thousands)
                                                                                       2014                Fair
                                      2009     2010      2011      2012      2013    & Beyond   Total      Value
Rate-sensitive Assets:  *
Short-term Investments             $     30  $         $         $         $         $         $     30  $     30
  Average interest rate               0.15%                                                       0.15%

Securities available for sale        23,649     7,139     6,270     6,407     5,614    34,133    83,212    83,212
  Average interest rate               5.33%     5.49%     5.47%     5.38%     5.03%     5.28%     5.32%

Securities held to maturity**         5,000     1,255     1,000     1,250     2,405     1,198    12,108    12,174
  Average interest rate               3.57%     5.69%     4.27%     5.68%     5.78%     5.79%     4.72%

Federal Home Loan Bank stock          1,618                                                       1,618     1,618
  Average interest rate               0.50%                                                       0.50%

Fixed-rate loans                     32,969    21,219    13,627     5,904     2,886     9,210    85,815    83,952
  Average interest rate               6.98%     7.03%     6.97%     7.04%     6.89%     6.79%     6.97%

Variable-rate loans                  53,127     2,429     2,140     1,693     3,823        42    63,254    65,706
  Average interest rate               5.08%     5.09%     4.95%     5.00%     4.91%     4.12%     5.06%

Total Rate-sensitive Assets        $116,393  $ 32,042  $ 23,037  $ 15,254  $ 14,728  $ 44,583  $246,037  $246,692
  Average interest rate               5.54%     6.49%     6.26%     6.00%     5.49%     5.60%     5.77%

Rate-sensitive Liabilities:
Time deposits                      $ 77,316  $ 14,237  $    678  $    596  $    144            $ 92,971  $ 93,779
  Average interest rate               2.93%     3.60%     4.39%     4.86%     2.83%               3.06%

Other interest-bearing deposits ***  12,777    20,826    20,826     6,942     6,942    13,884    82,197    82,197
  Average interest rate               0.78%     0.35%     0.35%     0.35%     0.35%     0.35%     0.42%

Short-term borrowings                15,000                                                      15,000    15,125
  Average interest rate               4.31%                                                       4.31%

Long-term borrowings                            5,000     5,000                                  10,000    10,692
  Average interest rate                         2.78%     3.40%                                   3.09%

Total Rate-sensitive Liabilities   $105,093  $ 40,063  $ 26,504  $  7,538  $  7,086  $ 13,884  $200,168  $201,793
  Average interest rate               2.87%     1.81%     1.03%     0.71%     0.40%     0.35%     2.07%


GAP                                $ 11,300  $( 8,021) $( 3,467) $  7,716  $  7,642  $ 30,699  $ 45,869
Sensitivity Ratio                      111%      102%      100%      104%      108%      123%

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2008. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.



/s/DeWitt Drew                                  /s/George R. Kirkland
DeWitt Drew					George R. Kirkland
President and					Senior Vice President and
Chief Executive Officer                         Treasurer


March 31, 2009

Thigpen, Jones, Seaton & Co., P.C.

CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS
1004 Hillcrest Parkway P.O. Box 400
Dublin, Georgia 31040-0400
Tel 478-272-2030  Fax 478-272-3318
E-mail tjs@tjscpa.com

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders of Southwest
  Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2008. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.


/s/ Thigpen, Jones, Seaton & Co., PC
Dublin, Georgia
March 19, 2009

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2008 and 2007
                                                      2008            2007
                                    ASSETS
Cash and due from banks                         $   7,469,754   $   8,736,079
Interest-bearing deposits in other banks               29,930       9,997,889
    Cash and cash equivalents                       7,499,684      18,733,968
Investment securities available for sale,
 at fair value                                     83,212,281      31,188,277
Investment securities to be held to
 maturity (fair value approximates
 $12,174,104 and $88,124,110)                      12,108,040      88,226,049
Federal Home Loan Bank stock, at cost               1,618,300       1,652,800
Loans, net of allowance for loan losses
 of $2,375,713 and $2,399,115                     146,693,628     116,609,060
Premises and equipment, net                         5,783,275       6,290,658
Foreclosed assets, net                                210,673          90,000
Intangible assets                                   1,056,152       1,283,096
Other assets                                        9,115,295       7,579,289
    Total assets                                $ 267,297,328   $ 271,653,197

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                  $  25,282,470   $  23,085,509
  Money market                                     35,700,805      42,031,450
  Savings                                          21,213,082      20,560,963
  Certificates of deposit $100,000 and over        28,755,297      29,588,737
  Other time accounts                              64,216,422      66,152,788
    Total interest-bearing deposits               175,168,076     181,419,447
  Noninterest-bearing deposits                     39,372,928      35,373,243
    Total deposits                                214,541,004     216,792,690
 Federal funds purchased                              430,000               0
 Short-term borrowed funds                         15,000,000      10,114,286
 Long-term debt                                    10,000,000      15,000,000
 Other liabilities                                  4,009,802       3,228,229
    Total liabilities                             243,980,806     245,135,205

Stockholders' equity:
 Common stock - $1 par value, 5,000,000
  shares authorized, 4,293,835 shares issued        4,293,835       4,293,835
 Additional paid-in capital                        31,701,533      31,701,533
 Retained earnings                                 14,511,867      17,038,881
 Accumulated other comprehensive income          (  1,076,918)   (    466,235)
 Treasury stock, at cost 1,745,998 shares
  for 2008 and 1,744,198 shares for 2007         ( 26,113,795)   ( 26,050,022)
    Total stockholders' equity                     23,316,522      26,517,992
    Total liabilities and stockholders' equity  $ 267,297,328   $ 271,653,197

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
             for the years ended December 31, 2008, 2007, and 2006
                                                2008           2007           2006
Interest income:
 Interest and fees on loans                $  9,504,120   $ 10,256,774   $  9,343,246
 Interest on debt securities:Taxable          4,122,439      4,536,729      5,352,040
 Interest on debt securities:Tax-exempt       1,001,078        798,961        837,648
 Dividends                                       62,602        119,088        123,520
 Interest on deposits in other banks            290,448        174,395        171,065
 Interest on other short-term investments        89,663            427        201,951
    Total interest income                    15,070,350     15,886,374     16,029,470
Interest expense:
 Deposits                                     4,425,598      5,583,588      5,177,729
 Federal funds purchased                         22,513        100,542         25,982
 Other short-term borrowings                    768,750        594,358        303,925
 Long-term debt                                 252,791        694,642        872,229
    Total interest expense                    5,469,652      6,973,130      6,379,865
    Net interest income                       9,600,698      8,913,244      9,649,605
Provision for loan losses                       825,454              0              0
    Net interest income after provision
     for loan losses                          8,775,244      8,913,244      9,649,605
Noninterest income:
 Service charges on deposit accounts          1,608,243      1,735,430      1,716,296
 Income from trust services                     269,319        286,217        295,133
 Income from security sales                     341,466        346,255        295,859
 Income from insurance services               1,101,690      1,150,336      1,166,966
 Income from mortgage banking services        2,020,988      2,814,065      3,978,271
 Net gain (loss) on disposition of assets        12,500    (    96,925)        15,047
 Gain on sale of credit card portfolio                0        247,531              0
 Net gain (loss) on sale of securities                0              0    (   564,455)
 Net loss on the impairment of
  equity securities                         ( 4,104,901)             0              0
 Other income                                   225,544        232,150        207,179
    Total noninterest income                  1,474,849      6,715,059      7,110,296
Noninterest expense:
 Salaries and employee benefits               7,152,574      7,011,376      7,276,174
 Occupancy expense                              862,590        839,603        834,863
 Equipment expense                              693,762        647,561        631,586
 Data processing expense                        642,682        686,078        693,683
 Amortization of intangible assets              226,943        467,416        917,054
 Losses related to mortgage banking             978,513      1,587,253              0
 Other operating expenses                     2,631,061      2,363,965      2,632,006
    Total noninterest expenses               13,188,125     13,603,252     12,985,366
    Income (loss) before income taxes       ( 2,938,032)     2,025,051      3,774,535
Provision (benefit) for income taxes        ( 1,659,458)       306,943        734,375
    Net income (loss)                      $( 1,278,574)  $  1,718,108   $  3,040,160

Basic earnings per share:
 Net income (loss)                         $      (0.50)  $       0.66   $       0.97
 Weighted average shares outstanding          2,547,926      2,583,932      3,134,741
Diluted earnings per share:
 Net income (loss)                         $      (0.50)  $       0.66   $       0.96
 Weighted average shares outstanding          2,552,486      2,593,021      3,153,449

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             for the years ended December 31, 2008, 2007, and 2006
                                                                     Accumulated
                                            Additional                  Other                     Total
                                 Common      paid-in     Retained    Comprehensive  Treasury   Stockholders'
                                 Stock       capital     Earnings      Income        Stock        Equity
Balance at Dec. 31, 2005       $4,266,680  $31,265,216  $15,258,388 $(1,223,252)  $(9,714,212)  $39,852,820
Comprehensive income:
Net Income                              -            -    3,040,160           -             -     3,040,160
Changes in net gain(loss) on
 securities available for sale          -            -            -     283,880             -       283,880
Total comprehensive income              -            -            -           -             -     3,324,040
Adjustment to initially apply
 FASB statement No. 158,
 net of tax                             -            -            -     456,784             -       456,784
Common stock acquired
 through purchase program               -            -            -           -   (14,542,198)  (14,542,198)
Cash dividend declared
 $.52 per share                         -            -   (1,535,249)          -             -    (1,535,249)
Exercise and issuance of
 stock options                     21,875      378,847            -           -             -       400,722
Balance at Dec. 31, 2006        4,288,555   31,644,063   16,763,299    (482,588)  (24,256,410)   27,956,919
Net Income                              -            -    1,718,108           -             -     1,718,108
Changes in net gain(loss) on
 securities available for sale          -            -            -     239,980             -       239,980
Changes in net gain(loss) on
 pension plan benefits                  -            -            -    (223,627)            -      (223,627)
Total comprehensive income              -            -            -           -             -     1,734,461
Common stock acquired
 through purchase program               -            -            -           -    (1,793,612)   (1,793,612)
Cash dividend declared
 $.56 per share                         -            -   (1,442,526)          -             -    (1,442,526)
Exercise and issuance of
 stock options                      5,280       57,470            -           -             -        62,750
Balance at Dec. 31, 2007        4,293,835   31,701,533   17,038,881    (466,235)  (26,050,022)   26,517,992
Net Income (loss)                       -            -   (1,278,574)          -             -    (1,278,574)
Changes in net gain(loss) on
 securities available for sale          -            -            -     374,129             -       374,129
Changes in net gain(loss) on
 pension plan benefits                  -            -            -    (984,812)            -      (984,812)
Total comprehensive (loss)              -            -            -           -             -    (1,889,257)
Common stock acquired
 through purchase program               -            -            -           -       (63,773)      (63,773)
Cash dividend declared
 $.49 per share                         -            -   (1,248,440)          -             -    (1,248,440)
Balance at Dec. 31, 2008       $4,293,835  $31,701,533  $14,511,867 $(1,076,918) $(26,113,795)  $23,316,522

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 2008, 2007, and 2006

                                                              2008          2007          2006
Cash flows from operating activities:
 Net income (loss)                                      $( 1,278,574)  $  1,718,108  $  3,040,160
 Adjustments to reconcile net income to
 net cash provided (used) by operating activities:
   Provision for loan losses                                 825,454              0             0
   Depreciation                                              758,785        743,695       758,970
   Net amortization and (accretion) of
    investment securities                                (    88,492)   (    10,494)  (     3,476)
   Amortization of intangibles                               226,943        467,416       917,054
   Net loss (gain) on sale of credit card portfolio                0    (   247,531)            0
   Net loss (gain) on sale and disposal of assets        (    12,500)        96,925       559,078
   Net loss on the impairment of equity securities         4,104,901              0             0
   Funds held related to mortgage banking activities     (   164,399)   (    88,006)      100,226
   Changes in:
      Other assets                                       ( 1,221,312)   (   382,788)  (   598,530)
      Other liabilities                                  (   366,726)   (   659,020)      123,341
      Net cash provided by operating activities            2,784,080      1,638,305     4,896,823
Cash flows from investing activities:
 Proceeds from calls and maturities of securities
  held to maturity                                        77,000,000     14,125,435     6,540,000
 Proceeds from calls, paydowns, and maturities
  of securities AFS                                       26,014,709      3,216,400     1,396,284
 Proceeds from sale of securities available for sale               0              0    13,435,545
 Purchase of securities held to maturity                 (   877,133)             0   ( 2,000,000)
 Purchase of securities available for sale               (81,459,264)   (   512,300)            0
 Proceeds from sale of credit card portfolio                       0      1,805,006             0
 Net change in loans                                     (31,120,695)     2,269,484   (20,893,937)
 Purchase of premises and equipment                      (   251,401)   (   459,142)  (   498,343)
 Proceeds from sales of other assets                         102,500      2,455,493        29,351
      Net cash provided (used) for investing activities  (10,591,284)    22,900,376   ( 1,991,100)
Cash flows from financing activities:
 Net change in deposits                                  ( 2,251,686)   ( 9,916,422)    4,864,721
 Increase in federal funds purchased                         430,000              0             0
 Payment of short-term debt and short-term
  portion of long-term debt                              (20,114,286)   (21,614,286)  ( 5,114,286)
 Proceeds from issuance of short-term debt                10,000,000     11,500,000             0
 Proceeds from issuance of long-term debt                 10,000,000      5,000,000             0
 Cash dividends paid                                     ( 1,427,335)   ( 1,427,920)  ( 1,535,249)
 Proceeds from the exercise of stock options                       0         62,750       400,722
 Payment for common treasury stock                       (    63,773)   ( 1,793,612)  (14,542,198)
      Net cash provided (used) for financing activities  ( 3,427,080)   (18,189,490)  (15,926,290)

Increase (decrease) in cash and cash equivalents         (11,234,284)     6,349,191   (13,020,567)
Cash and cash equivalents - beginning of year             18,733,968     12,384,777    25,405,344
Cash and cash equivalents - end of year                 $  7,499,684   $ 18,733,968  $ 12,384,777

Cash paid during the year for:
 Income taxes                                           $          0   $    795,000  $  1,265,000
 Interest paid                                          $  5,633,283   $  6,993,730  $  6,238,088

         See accompanying notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                               2008        2007        2006
NONCASH ITEMS:
 Increase in foreclosed properties
  and decrease in loans                   $   210,673  $ 2,638,633  $       0
 Unrealized gain(loss) on securities AFS  $   566,821  $   363,606  $ 430,121
 Unrealized gain(loss) on pension
  plan benefits                           $(1,492,140) $  (338,829) $ 981,792

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

A substantial portion of the Corporation's loans are secured by real estate located primarily in Georgia. Accordingly, the ultimate collection of these loans is susceptible to changes in the real estate market conditions of this market area

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $1,154,709 at December 31, 2008.

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

Recent Accounting Pronouncements

In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20." This FSP affects all entities with certain beneficial interests in securitized financial assets within the scope of EITF Issue No. 99-20. In determining other-than-temporary-impairment, Issue 99-20 requires reliance on market participant assumptions about future cash flows. While Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) uses these same assumptions, it permits the use of reasonable management judgment on the probability that the holder will be unable to collect all amounts due. This FSP brings the impairment model on beneficial interest held by a transferor in securitized financial assets, to be similar to the impairment model of SFAS 115. The FSP is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP FAS 157-3). This FSP provides additional guidance regarding application of SFAS No. 157, "Fair Value Measurements," in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. FSP FAS 157-3 is effective immediately upon issuance and applies to prior periods for which financial statements have not been issued. We adopted the provisions of FSP FAS 157-3 as of September 30, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (The Fair Value Option for Financial Assets and Financial Liabilities). The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effective date for entities that elect to apply its provisions is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Corporation elected not to apply its provisions.

On December 31, 2006, the Corporation adopted Statement of Financial Accounting Standards No. 158, Employer's Accounting for Deferred Benefit Pension and Other Postretirement Plans. The adoption date requirement for this standard was for fiscal year ending after December 15, 2006. This standard requires an employer to recognize in its statement of financial position an asset for a pension retirement plan's overfunded status or a liability for an underfunded status. The Corporation's funded status of pension retirement plan is the difference between the fair value of the plan assets and the projected benefit obligation. The adoption of this standard did not have a material impact on our financial position or results of operation.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data corroborated by independent sources while unobservable inputs reflect market assumptions that are not observable in an active market or are developed internally. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model-derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant valuation inputs are not observable in an active market. This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Where applicable, this standard codifies related guidance within GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.

In September 2006, the Emerging Issue Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF 06-
4). EITF 06-4 requires the accrual of post-retirement benefit over the service period. EITF 06-4 is effective for fiscal years beginning after December 31, 2007. The effect of applying this accounting principle did not have an impact on the Corporation's financial position or results of operation.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48 (Accounting for Uncertainty in Income Taxes). This document is an interpretation of Statement No. 109 (Accounting for Income Taxes). The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The effect of applying the provisions of this interpretation did not have an impact on our financial position or results of operation.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2008, 2007, and 2006 were $186,301, $200,705 and $191,625, respectively.

2.  INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:
                                Amortized  Unrealized  Unrealized  Estimated
                                   Cost       Gains      Losses    Fair Value
December 31, 2008
U.S. Government Agency
 securities                    $15,000,000  $   36,000  $      0  $15,036,000
State and municipal securities  10,512,936     308,128    52,961   10,768,103
Mortgage-backed securities      48,562,332   1,449,116        80   50,011,368
Corporate notes                  7,941,486      69,038   726,874    7,283,650
Equity securities                  270,663           0   157,503      113,160

   Total                       $82,287,417  $1,862,282  $937,418  $83,212,281

December 31, 2007
U.S. Government Agency
 securities                    $17,990,946  $    8,184  $108,817  $17,890,313
State and municipal securities  12,528,297     444,826         0   12,973,123
Mortgage-backed securities         286,726       7,729         0      294,455
Equity securities                   24,265       6,121         0       30,386

   Total                       $30,830,234  $  466,860  $108,817  $31,188,277

Securities Held to Maturity:
                                Amortized  Unrealized  Unrealized  Estimated
                                   Cost       Gains      Losses    Fair Value
December 31, 2008
U.S. Government Agency
 securities                    $ 5,996,379  $  146,211  $      0  $ 6,142,590
State and municipal securities   6,111,661      62,073   142,220    6,031,514

   Total                       $12,108,040  $  208,284  $142,220  $12,174,104

December 31, 2007
U.S. Government Agency
 securities                    $82,990,819  $   38,747  $151,889  $82,877,677
State and municipal securities   5,235,230      54,032    42,829    5,246,433

   Total                       $88,226,049  $   92,779  $194,718  $88,124,110

At December 31, 2008 and 2007, securities with a carrying value of $16,128,000 and $25,697,000, respectively were pledged as collateral for public deposits and other purposes as required by law. Also, securities with a carrying value of $28,615,000 and $32,000,000 were pledged to secure Federal Home Loan Bank advances at December 31, 2008 and 2007, respectively. The Federal Home Loan Bank requires the Bank to hold a minimum investment of stock, based on the level of activity. As of December 31, 2008 this stock investment was $1,618,300.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation's stockholders' equity at December 31, 2008.

The amortized cost and estimated fair value of securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                    Amortized       Estimated
Available for Sale:                   Cost         Fair Value
Amounts maturing in:
  One year or less                $    201,988    $    204,488
  After one through five years       8,660,472       8,559,444
  After five through ten years      13,817,542      13,712,542
  After ten years                   59,336,752      60,622,647
     Total debt securities        $ 82,016,754    $ 83,099,121

     Equity securities                 270,663         113,160

     Total AFS securities         $ 82,287,417    $ 83,212,281

                                    Amortized       Estimated
Held to Maturity:                     Cost         Fair Value

Amounts maturing in:
  One year or less                $  5,000,000    $  5,084,460
  After one through five years       1,301,379       1,354,404
  After five through ten years       5,221,661       5,212,663
  After ten years                      585,000         522,577

     Total HTM securities         $ 12,108,040    $ 12,174,104

For the years ended December 31, 2008, 2007, and 2006, proceeds from sales of securities available for sale amounted to $0, $0 and $13,435,545, respectively. Gross realized gains (losses) amounted to $(4,104,901), $0 and $(564,455), respectively. The loss during 2008 was due to the impairment of equity securities, and the loss during 2006 was due to liquidating securities to fund a stock tender offer.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2008              Less Than Twelve Months  Twelve Months or More
                                  Gross                  Gross
                                Unrealized     Fair    Unrealized     Fair
                                  Losses       Value     Losses       Value
Securities Available for Sale
Debt securities:
U.S. Government Agency           $       0  $        0  $       0  $         0
State and municipal securities      52,961     784,873          0            0
Mortgage-backed securities              80      20,435          0            0
Corporate notes                    726,874   5,181,330
   Total debt securities           779,915   5,986,638          0            0
Equity securities                  157,503     113,160          0            0
   Total securities available
    for sale                     $ 937,418  $6,099,798  $       0  $         0

Securities Held to Maturity
U.S. Government Agency           $       0  $        0  $       0  $         0
State and municipal securities           0           0    142,220    3,549,538
   Total securities held
    to maturity                  $       0  $        0  $ 142,220  $ 3,549,538


December 31, 2007              Less Than Twelve Months  Twelve Months or More
                                  Gross                  Gross
                                Unrealized     Fair    Unrealized     Fair
                                  Losses       Value     Losses       Value

Securities Available for Sale
Debt securities:
U.S. Government Agency           $       0  $        0  $ 108,817  $14,890,312
State and municipal securities           0           0          0            0
Mortgage-backed securities               0           0          0            0
   Total debt securities                 0           0    108,817   14,890,312
Equity securities                        0           0          0            0
   Total securities available
    for sale                     $       0  $        0  $ 108,817  $14,890,312

Securities Held to Maturity
U.S. Government Agency           $       0  $        0  $ 151,889  $44,846,180
State and municipal securities           0           0     42,829    2,333,528
   Total securities held
    to maturity                  $       0  $        0  $ 194,718  $47,179,708

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

At December 31, 2008, the debt securities with unrealized losses have depreciated 8.8% from the Corporation's amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation's loan portfolio at December 31, 2008, 2007, and 2006 was as follows:

                                  2008           2007           2006
Commercial, financial and
 agricultural loans          $  26,374,950  $  21,850,674  $  20,937,732
Real estate:
  Construction loans            18,357,251     11,563,650     13,238,346
  Commercial mortgage loans     43,054,142     38,037,762     45,506,441
  Residential loans             45,192,195     31,936,066     31,942,371
  Agricultural loans             8,640,313      7,257,608      5,576,468
Deposit account overdrafts         175,438         98,475         99,516
Consumer loans                   7,304,646      8,299,787      8,234,881

    Loans Outstanding          149,098,935    119,044,022    125,535,755

Unearned discount             (     29,594)  (     35,847)  (     43,963)
Allowance for loan losses     (  2,375,713)  (  2,399,115)  (  2,417,140)
    Net loans                $ 146,693,628  $ 116,609,060  $ 123,074,652

The Corporation's only significant concentration of credit at December 31, 2008, occurred in real estate loans which totaled approximately $115 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

At December 31, 2008 and 2007, impaired loans amounted to $2,428,095 and $61,574 respectively. Included in the allowance for loan losses was $0 related to impaired loans at December 31, 2008, and $10,794 related to impaired loans at December 31, 2007. The amounts in the allowance for loan losses for impaired loans were primarily determined using the fair value of the loans' collateral.

For the years ended December 31, 2008, 2007, and 2006, the average recorded investment in impaired loans was $1,244,833, $69,308 and $125,520, respectively. Interest income was recognized for cash payments received on loans while they were impaired of $0, $7,112 and $8,891 for 2008, 2007 and 2006, respectively.

Loans placed on nonaccrual status amounted to $2,731,465 and $3,221,569 at December 31, 2008 and 2007 respectively. There were no past due loans over ninety days and still accruing at December 31, 2008 or 2007. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $256,978 and $112,673 as of year-end 2008 and 2007, respectively. At year-end 2008, there was one large $2,428,000 loan in nonaccrual loans that had a partial charge-off of $785,000 in the fourth quarter of 2008. This loan was placed on interest nonaccrual in the fourth quarter of 2007.

Changes in the allowance for loan losses are as follows:

                                       2008         2007          2006
Balance, January 1                $ 2,399,115   $ 2,417,140   $ 2,453,689
Provision charged to operations       825,454             0             0
Loans charged off                  (  873,115)   (   52,758)   (   59,505)
Recoveries                             24,259        34,733        22,956

Balance, December 31              $ 2,375,713   $ 2,399,115   $ 2,417,140

4.  PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2008 and 2007 are as follows:

                                    2008            2007
Land                           $  1,177,059    $  1,177,059
Building                          7,900,873       7,875,208
Furniture and equipment           6,506,423       6,415,108
                                 15,584,355      15,467,375
Less accumulated depreciation   ( 9,801,080)    ( 9,176,717)
       Total                   $  5,783,275    $  6,290,658

Depreciation of premises and equipment was $758,785, $743,695 and $758,970 in 2008, 2007, and 2006, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, summary of significant accounting policies.

5.  INTANGIBLE ASSETS

The following table lists the Corporation's intangible assets at December 31, 2008 and 2007. Core deposit premiums have 5-6 years of remaining amortization, and customers' account base have 4-5 years remaining amortization.

                                       2008         2007
Amortizing intangible assets
   Core deposit premiums          $   936,529   $ 1,118,272
   Customers' account base            119,623       145,519
   Mortgage banking                         0        19,305

   Total intangible assets        $ 1,056,152   $ 1,283,096

6.  DEPOSITS

At December 31, 2008, the scheduled maturities of certificates of deposit are as follows:

                          $ Amount
2009                    $ 71,019,358
2010                      20,034,803
2011                       1,176,075
2012                         597,323
2013 and thereafter          144,160

       Total            $ 92,971,719

7.  SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2008, the Corporation had $430,000 of federal funds purchased. Other short-term borrowed funds consist of Federal Home Loan Bank advances of $15,000,000 with interest at 4.31 % as of December 31, 2008 and $10,114,286 with interest at 3.93% as of December 31, 2007.

Information concerning federal funds purchased and Federal Home Loan Bank short-term advances are summarized as follows:

                                            2008         2007         2006
Average balance during the year         $17,831,984  $14,205,793  $10,475,611
Average interest rate during the year         4.44%        4.18%        3.15%

Maximum month-end bal. during the year  $31,230,000  $16,500,000  $20,000,000

8.  LONG-TERM DEBT

Long-term debt at December 31, 2008 and 2007 consisted of the following:

                                                 2008             2007
Advance from Federal Home Loan Bank
 with a 3.39% fixed rate of interest
 maturing August 20, 2018.(convertible
 to a variable rate at  option of
 Federal Home Loan Bank on August 22,
 2011).                                       $ 5,000,000      $         0

Advance from Federal Home Loan Bank
 with a 3.85% fixed rate of interest
 maturing April 30, 2014, (convertible
 to a variable rate at option of
 Federal Home Loan Bank on April 30,
 2009), (transferred to short-term
 borrowings).                                           0       10,000,000

Advance from Federal Home Loan Bank
 with a 5.24% fixed rate of interest
 maturing February 6, 2009,
 (transferred to short-term
 borrowings).                                           0        5,000,000

Advance from Federal Home Loan Bank
 with a 2.78% fixed rate of interest
 maturing September 10, 2018.
 (convertible to a variable rate at
 option of Federal Home Loan Bank on
 September 10, 2010).                           5,000,000                0
                                              ___________      ___________
Total long-term debt                          $10,000,000      $15,000,000

The advances from Federal Home Loan Bank are collateralized by the pledging of investment securities. At December 31, 2008 and 2007, securities with a carrying value of $28,615,000 and $32,000,000, respectively, were pledged to secure these advances. There were no 1-4 family residential mortgages pledged to secure Federal Home Loan Bank advances. At December 31, 2008, the Corporation had approximately $41,000,000 of unused lines of credit with the Federal Home Loan Bank.

The following are maturities of long-term debt for the next five years. At December 31, 2008, there was no floating rate long-term debt; however, these advances have convertible call features.

                        Fixed Rate
Due in:                  $ Amount
2009                             0
2010                             0
2011                             0
2012                             0
2013                             0
Later Years             10,000,000

Total long-term debt   $10,000,000

9.  EMPLOYEE BENEFITS AND RETIREMENT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2008, 2007, and 2006 is presented below.

<CAPTION
                                       2008          2007          2006
Change in Benefit Obligation
Benefit obligation at
 beginning of year                $ 12,112,843  $ 11,183,684  $ 11,894,280
   Service cost                              0             0       499,562
   Interest cost                       719,314       690,697       734,225
   Amendments                                0             0   ( 1,452,854)
   Benefits paid                   (   719,618)  (   678,445)  (   678,512)
   Other - net                          68,101       916,907       186,983
Benefit obligation at end of year $ 12,180,640  $ 12,112,843  $ 11,183,684

Change in Plan Assets
Fair value of plan assets at
 beginning of year                $ 11,048,382  $ 10,458,052  $  9,450,986
   Actual return on plan assets    ( 1,250,812)      574,832       675,672
   Employer contribution               546,087       693,943     1,009,906
   Benefits paid                   (   719,618)  (   678,445)  (   678,512)
Fair value of plan assets at
 end of year                      $  9,624,039  $ 11,048,382  $ 10,458,052

                                       2008          2007          2006

Funded status                     $( 2,556,601) $( 1,064,461) $(   725,632)
Unrecognized net actuarial
 (gain)/loss                                 0             0     1,380,424
Unrecognized prior service cost              0             0             0
Pension liability included in
 other liabilities                $( 2,556,601) $( 1,064,461) $    654,792

Accumulated benefit obligation    $ 12,180,640  $ 12,112,843  $ 11,183,684

Amount recognized in
 consolidated balance sheet
 consist of the following:             2008          2007          2006

Accrued Pension                   $  2,556,601  $  1,064,461  $    725,632

Deferred tax assets               $    869,245  $    361,917  $    246,715
Accumulated other
 comprehensive income                1,687,356       702,544       478,917
Total                             $  2,556,601  $  1,064,461  $    725,632


Components of  Pension Cost            2008          2007          2006
Service cost                      $          0  $          0  $    499,562
Interest cost on benefit
 obligation                            719,314       690,697       734,225
Expected return on plan assets     (   859,318)  (   826,839)  (   792,327)
Other - net                            135,169        74,003       187,501
    Net periodic pension cost     $(     4,835) $(    62,139) $    628,961

Other changes in plan assets and benefit obligations recognized in comprehensive income:

                                       2008          2007          2006
Net loss (gain)                   $  1,492,140  $    338,829  $(   981,792)
Prior service costs                          0             0             0
Total recognized in other
 comprehensive income             $  1,492,140  $    338,829  $(   981,792)
Net periodic pension cost          (     4,835)  (    62,139)      628,961
   Total recognized in net
    periodic pension cost
    and other comprehensive
    income                        $  1,487,305  $    276,690  $(   352,831)

In years 2008 and 2007, the years after adopting Financial Accounting Standard No. 158, Employer's Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans, and freezing its pension retirement plan, the Corporation accrued $546,087 and $519,635, respectively, funding contributions to the plan. Also, the Corporation recorded additional accrued pension liability of $1,492,140 and $338,829, respectively, and other comprehensive income (loss) of ($984,812) and ($223,627), respectively, on a pre-tax basis. During 2008, due to the market turmoil, the fair value of the plan assets decreased $1,424,343. The additional actuarial loss of $916,907 during 2007 was due to an updated mortality table which reflected longer lives for participants in the plan.

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

Incremental Effect of Applying SFAS No. 158 and curtailment of the Plan on Individual Line Items in the Statement of Financial Position at December 31, 2006:

<CAPTION
                                 Before        Adjustments       After
Intangible Assets            $   2,040,206   $(   289,695)   $   1,750,511
Other assets including
 deferred tax assets             7,440,239    (   235,313)       7,204,926
Total assets                   289,041,430    (   525,008)     288,516,422
Other liabilities including
 pension liability               4,603,612    (   981,792)       3,621,820
Accumulated other
 comprehensive income         (    939,372)       456,784     (    482,588)
Total stockholder's equity   $  27,500,135   $    456,784    $  27,956,919

During the fourth quarter of 2006, the Corporation froze its pension retirement plan due to deterioration of its funding status and the increasing costs to keep it funded. In December 2006, the Corporation accrued $174,308 additional contributions to the Plan in order to make the required minimum contribution for 2006 of $1,184,214. According to SFAS No. 88, Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, there was no gain to be recognized in 2006 due to freezing the plan. The table below shows the effects of before and after the curtailment of the pension plan.

SFAS No. 88 as of December 31, 2006

                                       Before      Effect of       After
                                    Curtailment   Curtailment   Curtailment
Projected Benefit Obligation        $ 12,636,538  $(1,452,854)  $ 11,183,684
Less Market Value of Assets           10,458,052            0     10,458,052
Funded Status                       $ (2,178,486) $ 1,452,854   $(   725,632)
Unrecognized Net Prior Service Cost      259,360   (  259,360)             0
Unrecognized  Net (Gain) or Loss       2,833,278   (1,452,854)     1,380,424
Prepaid/(Accrued) Pension Cost      $    914,152  $(  259,360)  $    654,792

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

At December 31, 2008, the plan assets included cash and cash equivalents, U.S. Treasury bonds and notes, U.S. Government Agency securities, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2008 and 2007 respectively were:

                                             2008          2007
Weighted-Average Assumptions
 As of December 31
Discount rate                                6.00%         6.25%
Rate of compensation increase                 N/A           N/A

For the years ended December 31, 2008, 2007, and 2006, the assumptions used to determine net periodic pension costs are as follows:

                                      2008          2007          2006
Discount rate                         6.25%         6.25%         6.25%
Expected return on plan assets        8.00%         8.00%         8.00%
Rate of compensation increase          N/A           N/A          5.00%

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

                                                2008         2007
Planned Asset Allocation as of December 31
Equity                                           25%          25%
Fixed income                                     65%          62%
Cash & cash equivalents                          10%          13%
Total                                           100%         100%

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

Estimated Contributions

The employer expects to contribute $250,000 to this pension plan in 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2009              $   829,000
2010                  875,000
2011                  867,800
2012                  909,000
2013                  890,000
Years 2014 - 2018 $ 4,943,000

Southwest Georgia Bank 401(K) Plan

In place of the Corporation's frozen defined pension retirement plan, the Corporation is offering the employees a 401(K) Plan effective January 1, 2007. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a "safe-harbor" plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. During 2008, the Corporation matched the employee participants for the first four percent of salary contributing $168,521 to the plan and $164,170 in 2007.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (ESOP) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The contributions were $0 in 2008, $309,809 in 2007 and $0 in 2006. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2008, the ESOP holds 351,448 shares of the Corporation's outstanding shares of common stock. All 344,237 released shares are allocated to the participants. The 7,211 unreleased shares are pledged as collateral for a $75,000 long-term debt incurred from repurchasing participants' shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation's outstanding shares and earnings per share computation.

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

Deferred Compensation Agreement

The Corporation has entered into an employment agreement with an executive officer of Empire as of January 1, 2002 and that was last amended on December 31, 2008. Under this employment agreement the executive officer shall be credited with Deferred Compensation for his service and covenants in the amount of $200,000 on December 31, 2002 and $200,000 on each anniversary date thereafter to 2006. The executive officer has irrevocably elected to waive participation in the Pension and Employee Stock Ownership Plans. Based on the agreement, annual contributions ended in 2006; therefore, no contributions were made in 2007 or 2008. Also, under the amended agreement a lump sum payment in cash will be made within ninety days after the date of the executive officer's separation from service.

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $500 monthly of salary or directors' fees and receive corporate common stock with an aggregate value of
1.5 times their contribution. The expense incurred during 2008, 2007, and 2006 on the part of the Corporation totaled $74,630, $68,400 and $62,100, respectively.

Stock Option Plan

Effective March 19, 1997, the Corporation established a Key Individual Stock Option Plan which provides for the issuance of options to key employees and directors of the Corporation. In April 1997, the Plan was approved by the Corporation's shareholders, and it will be effective for ten years. In April of 2007, the Plan concluded as related to granting new stock options. In 2008 and 2007, there were no stock options granted to the Corporation's key employees and/or directors. In 2006, 4,500 incentive stock options (ISO) were granted. Under the Plan, the exercise price of each option equals the market price of the Corporation's stock on the grant date for a term of ten years. All of these stock options are fully vested. The fair value of each stock option grant is estimated on the grant date using an option-pricing model using weighted-average assumptions. A maximum of 196,680 shares of common stock have been authorized for issuance with respect to options granted under the Plan. The Plan provides for the grant of incentive stock options and nonqualified stock options to key employees of the Corporation. The Plan is administered by the Personnel Committee of the Board of Directors.

The following table sets forth the number of stock options granted, the average fair value of options granted, and the weighted-average assumptions used to determine the fair value of the stock options granted.

                                               2008     2007      2006
Number of stock options granted                    0         0     4,500
Average fair value of stock options granted        0         0  $   3.90
Number of option shares exercisable           37,552   107,165   108,605
Average price of stock options exercisable   $ 15.59  $  18.02  $  17.66
Weighted-average assumptions:
  Dividend yield                                                    2.6%
  Risk-free interest rate                                           4.8%
  Volatility rate                                                  20.0%
  Expected life                                                  5 years

A summary of the status of the Corporation's Plan as of December 31, 2008, 2007 and 2006, and the changes in stock options during the years are presented below:

                                      No. of Shares        Average Price
Outstanding at December 31, 2005          132,980            $  17.72
Granted                                     4,500               19.84
Expired                                  (  2,500)              22.17
Exercised                                ( 21,875)              17.52
Outstanding at December 31, 2006          113,105            $  17.74
Granted                                         0                   0
Expired                                  (    660)              19.32
Exercised                                (  5,280)              11.88
Outstanding at December 31, 2007          107,165            $  18.02
Granted                                         0                   0
Expired                                  ( 69,613)              19.33
Exercised                                       0                   0
Outstanding at December 31, 2008           37,552            $  15.59

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2008.

                   Outstanding Stock Options     Exercisable Stock Options
                           Weighted
                            Average    Weighted               Weighted
                Number     Remaining    Average    Number      Average
 Exercise    Outstanding  Contractual  Exercise  Exercisable  Exercise
Price Range  At 12/31/08     Life        Price   At 12/31/08    Price
$11 to $12      1,320      3.5 Years   $ 11.93      1,320     $ 11.93
$12 to $13      4,620      2.5 Years     12.09      4,620       12.09
$13 to $14     17,160      2.4 Years     13.09     17,160       13.09
$19 to $20     11,152      5.9 Years     19.57     11,152       19.57
$21 to $23      3,300      7.5 Years     21.52      3,300       21.52

$11 to $23     37,552                  $ 15.59     37,552     $ 15.59

Dividend Reinvestment and Share Purchase Plan

In 1997, the Corporation's Board of Directors approved a dividend reinvestment and share purchase plan. Also, the Board amended this plan on September 16, 1998. The purpose of the plan is to provide shareholders of record of the Corporation's common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant's price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE Amex on the dividend payable date or other purchase date. During the years ended December 31, 2008, 2007, and 2006, shares issued through the plan were 12,140, 10,821 and 11,782, respectively, at an average price of $16.43, $19.15 and $21.89, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

10.  INCOME TAXES

Components of income tax expense for 2008, 2007, and 2006 are as follows:

                                   2008         2007        2006
Current payable (receivable)   $(   37,033)  $ 321,785   $ 1,051,925
Deferred taxes (benefit)        (1,622,425)   ( 14,842)   (  317,550)
Total income taxes             $(1,659,458)  $ 306,943   $   734,375

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

                               2008              2007               2006
                         Amount      %     Amount     %       Amount      %
Taxes at statutory
 income tax rate     $(  998,931) (34.0) $ 688,517   34.0  $ 1,283,342   34.0
Reductions in taxes
 resulting from
  exempt income       (  353,732) (12.0)  (292,724) (14.4)  (  254,729) ( 6.7)
Other timing
 differences          (  306,795) (10.4)  ( 88,850) ( 4.4)  (  294,238) ( 7.8)
  Total income taxes $(1,659,458) (56.4) $ 306,943   15.2  $   734,375   19.5

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2008, 2007, and 2006 are summarized as follows:

                                       2008        2007       2006
Accretion of discount
 (net of maturities)              $    34,800   $  5,800   $   8,200
Nonqualified retirement
 plan contribution / payments           9,348      8,600    (  7,500)
Gain on disposition of
 discounted bonds                  (   31,017)   (15,300)   ( 16,900)
Bad debt expense in excess of tax       7,956      6,100    (198,840)
Deferred compensation                       0          0    ( 68,000)
Book and tax depreciation
 difference                        (    1,552)   (20,042)   ( 34,510)
Realized impairment loss
 on equity securities              (1,641,960)         0           0

   Total deferred taxes           $(1,622,425)  $(14,842)  $(317,550)

                                                December 31
                                            2008         2007
Deferred tax assets:
  Bad debt expense in excess of tax     $  459,984   $  467,940
  Pension plan                             869,245      361,917
  Realized loss on securities
   available for sale                    1,641,960            0
  Deferred compensation                    351,469      360,817
     Total deferred tax assets           3,322,658    1,190,674
Deferred tax liabilities:
  Accretion on securities                   23,483       19,700
  Depreciation on fixed assets             103,795      105,347
  Unrealized gain on securities
   available for sale                      314,425      121,735
     Total deferred tax liabilities        441,703      246,782

Net deferred tax assets                 $2,880,955   $  943,892

11.  RELATED PARTY TRANSACTIONS

The Employee Stock Ownership Plan and Trust of Southwest Georgia Financial Corporation presently holds 351,448 shares of the Corporation's stock of which 7,211 shares have been pledged. In the normal course of business, the Corporation's banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $2,771,000 and $2,885,000 at December 31, 2008 and 2007, respectively. During 2008, approximately $3,980,000 of such loans were made, and repayments totaled approximately $4,094,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2008 or 2007. Also, during 2008 and 2007, directors and executive officers had approximately $2,351,000 and $2,030,000, respectively, in deposits with the Bank.

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

On December 19, 2008, the Corporation's subsidiary bank entered into a real estate purchase agreement to acquire land for the purpose of constructing a branch banking office in Valdosta, Georgia. The purchase price of the land is $1,610,000. The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

                                        Dec. 31, 2008   Dec. 31, 2007
Financial instruments whose contract
 amounts represent credit risk:
  Commitments to extend credit           $ 18,884,612    $ 12,439,064
  Standby letters of credit
   and financial guarantees              $     10,000    $     10,000

13.  FAIR VALUE MEASUREMENTS AND DISCOLSURES

Effective January 1, 2008, the Corporation adopted Financial Accounting Standards Board ("FASB") Statement No.157, Fair Value Measurements ("SFAS No. 157"), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 applies to all financial statement elements that are being measured and reported on a fair value basis.

The Corporation utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available-for-sale are recorded at fair value on a recurring basis. From time to time, the Corporation may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and foreclosed real estate. Additionally, the Corporation is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy:
Under SFAS No. 157, the Corporation groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

     Level 1 - Valuation is based upon quoted prices for identical instruments traded in active markets.

     Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

     Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities which are either recorded or disclosed at fair value.

Cash and Cash Equivalents:
For disclosure purposes for cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities Available for Sale:
Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and state, county and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.

Investment Securities Held for Sale:
Investment securities held for sale are not recorded at fair value on a recurring basis. For disclosure purposes, fair value measurement is based upon quoted prices, if available.

Federal Home Loan Bank Stock:
For disclosure purposes the carrying value of other investments approximate fair value.

Loans:
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loans, ("SFAS No. 114"). The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

For disclosure purposes, the fair value of fixed rate loans which are not considered impaired, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings. For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

Foreclosed Assets:
Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate. Subsequently, other real estate assets are carried at the lower of carrying value or fair value. Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the other real estate as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the other real estate asset as nonrecurring Level 3.

Deposits:
For disclosure purposes, the fair value of demand deposits, savings accounts, NOW accounts and money market deposits is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Federal Funds Purchased:
For disclosure purposes the carrying amount for Federal funds purchased is a reasonable estimate of fair value due to the short-term nature of these financial instruments.

FHLB Advances:
For disclosure purposes the fair value of the FHLB fixed rate borrowing is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to Extend Credit and Standby Letters of Credit:
Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2008.

                                  Level 1      Level 2   Level 3      Total
Investment securities available
   for sale                      $ 101,160  $ 83,111,121  $   0   $ 83,212,281

Assets Recorded at Fair Value on a Nonrecurring Basis:
The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2008.

                              Level 1    Level 2    Level 3     Total
Foreclosed assets             $    0   $   210,673  $    0   $   210,673
Nonperforming loans                0     2,731,465       0     2,731,465
   Total assets at fair value $    0   $ 2,942,138  $    0   $ 2,942,138

The carrying amount and estimated fair values of the Corporation's assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2008 and 2007 are as follows:

                                December 31, 2008      December 31, 2007

                               Carrying  Estimated    Carrying   Estimated
                                Amount   Fair Value    Amount    Fair Value
                              (Dollars in thousands)  (Dollars in thousands)
Assets:
  Cash and cash equivalents    $  7,500  $  7,500      $ 18,734  $ 18,734
  Investment securities
   available for sale            83,212    83,212        31,188    31,188
  Investment securities
   held to maturity              12,108    12,174        88,226    88,124
  Federal Home Loan Bank stock    1,618     1,618         1,653     1,653
  Loans                         146,694   147,282       116,609   114,565
Liabilities:
  Deposits                      214,541   215,349       216,793   217,159
  Federal funds purchased           430       430             0         0
  FHLB advances                  25,000    25,817        25,114    25,148

Limitations:
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement element. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates included herein are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the fair value of assets and liabilities that are not required to be recorded or disclosed at fair value like premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

14.  SUPPLEMENTAL FINANCIAL DATA

Components of other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

                                        Years Ended December 31
                                      2008       2007       2006
Other professional fees             $316,682   $257,378   $475,580
Directors & board committee fees    $246,152   $244,091   $239,916

15.  STOCKHOLDERS' EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2008, none of the Bank's net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2008, the Bank's reserve requirements were none, due to the Company's deposit reclassification which started in the fourth quarter of 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2008 and 2007 are also presented in the table.

As a result of regulatory limitations at December 31, 2008, all of the parent company's investment in net assets of the subsidiary bank of $22,406,000, as shown in the accompanying condensed balance sheets in Note 16 was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation's ratios under the above rules at December 31, 2008 and 2007 are set forth in the following table. The Corporation's leverage ratio at December 31, 2008 was 8.72%.

                                                                       To Be Well
                                                                    Capitalized Under
                                                  For Capital       Prompt Corrective
                                 Actual        Adequacy Purposes    Action Provisions

                             Amount   Ratio     Amount    Ratio     Amount    Ratio
As of December 31, 2008:
 Total capital (to risk-
  weighted assets)        $25,205,394 15.55% $12,967,760 > 8.00% $16,209,700 > 10.00%
 Tier I capital (to risk-
  weighted assets)        $23,183,069 14.31% $ 6,483,880 > 4.00% $ 9,725,820 >  6.00%
 Leverage (Tier I capital
  to average assets)      $23,183,069  8.72% $ 7,991,370 > 3.00% $13,318,950 >  5.00%


As of December 31, 2007:
 Total capital (to risk-
  weighted assets)        $27,498,970 19.39% $11,345,440 > 8.00% $14,181,800 > 10.00%
 Tier I capital (to risk-
  weighted assets)        $25,718,507 18.13% $ 5,672,720 > 4.00% $ 8,509,080 >  6.00%
 Leverage (Tier I capital
  to average assets)      $25,718,507  8.98% $ 8,588,929 > 3.00% $14,314,882 >  5.00%

16.  PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation's condensed balance sheets as of December 31, 2008 and 2007, and its related condensed statements of operations and cash flows for the years ended are as follows:

                           Condensed Balance Sheets
                       as of December 31, 2008 and 2007
                            (Dollars in thousands)

                                                 2008         2007

                                    ASSETS
Cash                                            $    363    $    608
Investment in consolidated wholly-owned bank
  subsidiary, at equity                           22,406      25,582
Investment securities available for sale               6          18
Loans                                                 75          42
Other assets                                         644         627

       Total assets                             $ 23,494    $ 26,877

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Dividends payable                               $    178    $    357
Other liabilities                                      0           2

       Total liabilities                             178         359

Stockholders' equity:
  Common stock, $1 par value, 5,000,000 shares
   authorized, 4,293,835 shares for 2008
   and 2007 issued                                 4,294       4,294
  Additional paid-in capital                      31,701      31,701
  Retained earnings                               14,512      17,039
  Accumulated other comprehensive income         ( 1,077)    (   466)
  Treasury stock, at cost, 1,745,998 for 2008
     and 1,744,198 for 2007                      (26,114)    (26,050)

       Total stockholders' equity                 23,316      26,518

       Total liabilities and
        stockholders' equity                    $ 23,494    $ 26,877

16.  PARENT COMPANY FINANCIAL DATA (continued)

                  Condensed Statements of Income and Expense
             for the years ended December 31, 2008, 2007, and 2006
                            (Dollars in thousands)

                                               2008       2007       2006
Income:
 Dividend received from bank subsidiary      $  1,374   $  1,500   $ 15,000
 Interest on loan                                  23         16         42
 Other                                              1         34         69

    Total income                                1,398      1,550     15,111

Expenses:
 Other                                            163        169        357

Income before income taxes and equity in
 Undistributed income of bank subsidiary        1,235      1,381     14,754

Income tax expense - allocated from
 consolidated return                          (    60)   (    89)   (   147)

    Income before equity in undistributed
     income of subsidiary                       1,295      1,470     14,901

Equity in undistributed income (loss)
 of subsidiary                                ( 2,574)       248    (11,861)

    Net income (loss)                         ( 1,279)     1,718      3,040

Retained earnings - beginning of year          17,039     16,763     15,258

Cash dividend declared                        ( 1,248)   ( 1,442)   ( 1,535)

Retained earnings - end of year              $ 14,512   $ 17,039   $ 16,763

16.  PARENT COMPANY FINANCIAL DATA (continued)

                      Condensed Statements of Cash Flows
            for the years ended December 31, 2008, 2007, and 2006
                            (Dollars in thousands)

                                                  2008      2007      2006
Cash flow from operating activities:
 Net income (loss)                              $(1,279)  $ 1,718   $  3,040
 Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
   Equity (deficit) in undistributed earnings
    of Subsidiary                                 2,574    (  248)    11,861
     Changes in:
        Other assets                             (   44)      490        953
        Other liabilities                            27        16    (    92)

     Net cash provided for operating activities   1,278     1,976     15,762

Cash flow from investing activities:
 Net change in loans                             (   32)      158    (   195)

     Net cash provided (used) for investing
      activities                                 (   32)      158    (   195)

Cash flow from financing activities:
 Cash dividend paid to stockholders              (1,427)   (1,427)   ( 1,535)
 Purchase of treasury stock                      (   64)   (1,793)   (14,542)
 Proceeds from issuance of common stock               0        63        401

     Net cash provided (used) for financing
      activities                                 (1,491)   (3,157)   (15,676)

     Increase (decrease) in cash                 (  245)   (1,023)   (   109)

Cash - beginning of year                            608     1,631      1,740

Cash - end of year                              $   363   $   608   $  1,631

17.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

                                 Year Ended December 31, 2008
                                            Weighted        Per
                                             Average       Share
                                 Income      Shares        Amount
Basic earnings per share:
  Net income (loss)          $ (1,278,574)   2,547,926    $ (0.50)
Diluted earnings per share:
  Net income (loss)          $ (1,278,574)   2,552,486    $ (0.50)

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

<CAPTION
                                 Year Ended December 31, 2006
                                            Weighted        Per
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

18.  QUARTERLY DATA

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                                QUARTERLY DATA
                                  (UNAUDITED)
                            (Dollars in Thousands)

                                        For the Year 2008
                               Fourth    Third    Second     First
Interest and dividend income  $ 3,643   $ 3,713   $ 3,794   $ 3,920
Interest expense                1,156     1,284     1,429     1,601
Net interest income             2,487     2,429     2,365     2,319
Provision for loan losses         825         0         0         0
Net interest income after
 provision for loan losses      1,662     2,429     2,365     2,319
Noninterest income              1,117    (2,841)    1,487     1,712
Noninterest expenses            2,998     4,233     2,900     3,057
Income (loss) before
 income taxes                  (  219)   (4,645)      952       974
Provision(benefit) for
 income taxes                  (  103)   (1,979)      188       235
Net income (loss)             $(  116)  $(2,666)  $   764   $   739
Earnings (loss) per share
 of common stock:
  Basic                       $(  .04)  $( 1.05)  $   .30   $   .29
  Diluted                     $(  .04)  $( 1.05)  $   .30   $   .29

                                        For the Year 2007
                               Fourth    Third    Second    First
Interest and dividend income  $ 3,751   $ 4,093   $ 4,049   $ 3,993
Interest expense                1,735     1,828     1,723     1,687
Net interest income             2,016     2,265     2,326     2,306
Provision for loan losses           0         0         0         0
Net interest income after
 provision for loan losses      2,016     2,265     2,326     2,306
Noninterest income              1,176     1,779     1,444     2,316
Noninterest expenses            4,441     2,995     2,967     3,200
Income (loss) before
 income taxes                  (1,249)    1,049       803     1,422
Provision(benefit) for
 income taxes                  (  557)      271       182       411
Net income (loss)             $(  692)  $   778   $   621   $ 1,011
Earnings (loss) per share
 of common stock:
  Basic                       $(  .27)  $   .30   $   .24   $   .39
  Diluted                     $(  .27)  $   .30   $   .24   $   .39

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

The Insurance Services segment offers clients a full spectrum of commercial and personal lines insurance products including life, health, property, and casualty insurance.

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

19.  SEGMENT REPORTING (continued)

The Corporation does not have operating segments other than those reported. Parent Company and the Administrative Offices financial information is included in the Other category, and is deemed to represent an overhead function rather than an operating segment. The Administrative Offices include audit, marketing, personnel, and the executive office.

The Corporation does not have a single external customer from which it derives 10% or more of its revenue and operates in one geographical area.

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2008, 2007, and 2006, are as follows:

                                                                Segment Reporting
                                                      For the year ended December 31, 2008
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  5,127      (85)         7          0       4,527                       24   $  9,600
Net intersegment interest
  income (expense)               4,663       (29)       (13)         6      (4,627)
Net Interest Incme               9,790      (114)        (6)         6        (100)            0         24      9,600

Provision for Loan Losses           825                                                                            825

Noninterest Income (expense)
  external customers              1,682    2,106      1,096        611      (4,020)            0          0      1,475
Intersegment noninterest
  income (expense)                  120     (114)        (6)        38                       (38)
Total Noninterest Income          1,802    1,992      1,090        649      (4,020)          (38)         0      1,475

Noninterest Expenses:
Depreciation                        501       67         21         21          38                      111        759
Amortization of intangibles         182       20         32         18                       (25)                  227
Noninterest Income (expense)
Other Noninterest expenses        5,991    2,714        874        585         537             0      1,502     12,203
Total Noninterest expenses        6,674    2,801        927        624         575           (25)     1,613     13,189

Pre-tax Income                    4,093     (923)       157         31      (4,695)          (13)    (1,589)    (2,939)

Provision for Income Taxes          794     (351)        30          5      (1,765)                    (373)    (1,660)

Net Income                     $  3,299     (572)       127         26      (2,930)          (13)    (1,216)  $ (1,279)

Assets                         $340,363    1,463        853        428     105,529      (182,765)     1,426   $267,297

Expenditures for Fixed Assets  $    204       15         14         12           7                            $    252

Amounts included in the "Other" column are as follows:
                                                  Other
Net interest Income:
   Parent Company                               $     24
Noninterest Income:
   Executive office miscellaneous income               0
Noninterest Expenses:
   Parent Company corporate expenses                 162
   Executive office expenses not
     allocated to segments                         1,450
Provison for Income taxes:
   Parent Company income taxes (benefit)             (59)
   Executive office income taxes not
     allocated to segments                          (313)
Net Income:                                     $ (1,216)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $  1,426


                                                                Segment Reporting
                                                      For the year ended December 31, 2007
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  4,597      ( 4)        20          0       4,250                       50   $  8,913
Net intersegment interest
  income (expense)                3,920      ( 6)       (18)         8      (3,904)
Net Interest Income               8,517      (10)         2          8         346                       50      8,913

Provision for Loan Losses

Noninterest Income (expense)
  external customers              2,072    2,784      1,136        632          80             0         11      6,715
Intersegment noninterest
  income (expense)                    9      (11)         2         56                       (56)
Total Noninterest Income          2,081    2,773      1,138        688          80           (56)        11      6,715

Noninterest Expenses:
Depreciation                        498       63         28         24          41                       90        744
Amortization of intangibles         182      261         32         18                       (26)                  467
Other Noninterest expenses        5,623    3,193        913        616         554             0      1,493     12,392
Total Noninterest Expenses        6,303    3,517        973        658         595           (26)     1,583     13,603

Pre-tax Income                    4,295     (754)       167         38        (169)          (30)    (1,522)     2,025

Provision for Income Taxes          879     (285)        42          5         (42)                    (292)       307

Net Income                     $  3,416     (469)       125         33        (127)          (30)    (1,230)  $  1,718

Assets                         $314,612    4,053      1,257        459     139,161      (188,483)       594   $271,653

Expenditures for Fixed Assets  $    373       72          7          2           5                            $    459

Amounts included in the "Other" column are as follows:
                                                  Other
Net interest Income:
   Parent Company                               $     50
Noninterest Income:
   Administrative office expenses related to
   loss on disposition of assets                      11
Noninterest Expenses:
   Parent Company corporate expenses                 169
   Administrative office expenses not
     allocated to segments                         1,414
Provison for Income taxes:
   Parent Company income taxes (benefit)             (89)
   Administrative office income taxes not
     allocated to segments                          (203)
Net Income:                                     $ (1,230)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $    594


                                                                Segment Reporting
                                                      For the year ended December 31, 2006
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  4,743                  18       (723)      5,501                      111   $  9,650
Net intersegment interest
  income (expense)                3,873      (24)       (29)       660      (4,480)
Net Interest Income               8,616      (24)       (11)       (63)      1,021                      111      9,650

Provision for Loan Losses

Noninterest Income (expense)
  external customers              1,872    3,968      1,174        591        (495)            0          0      7,110
Intersegment noninterest
  income (expense)                   36      (24)       (12)        40                       (40)
Total Noninterest Income          1,908    3,944      1,162        631        (495)          (40)         0      7,110

Noninterest Expenses:
Depreciation                        508       47         35         28          44                       96        758
Amortization of intangibles         182      707         35         18                       (25)                  917
Noninterest Income (expense)
Other Noninterest Expenses        5,502    1,948        848        603         607             0      1,803     11,311
Total Noninterest Expenses        6,192    2,702        918        649         651           (25)     1,899     12,986

Pre-tax Income                    4,332    1,218        233        (81)       (125)          (15)    (1,788)     3,774

Provision for Income Taxes          930      472         45        (13)       (124)                    (576)       734

Net Income                     $  3,402      746        188        (68)         (1)          (15)    (1,212)  $  3,040

Assets                         $331,178    3,513      1,614      1,750     145,732      (196,021)       750   $288,516

Expenditures for Fixed Assets  $    458       24          2         12          13                            $    509

Amounts included in the "Other" column are as follows:
                                                   Other
Net interest Income:
   Parent Company                               $    111
Noninterest Income:
   Executive office miscellaneous income               0
Noninterest Expenses:
   Parent Company corporate expenses                 357
   Executive office expenses not
     allocated to segments                         1,542
Provison for Income taxes:
   Parent Company income taxes (benefit)            (148)
   Executive office income taxes not
     allocated to segments                          (428)
Net Income:                                     $( 1,212)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $    750

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past three years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation's disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2008. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting.

The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2008 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting".

Changes in Internal Control Over Financial Reporting

No changes were made to the Corporation's internal control over financial reporting during the last fiscal quarter that materially affected or could reasonably likely to materially affect the Corporation's internal controls over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading "Information About Nominees For Director" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 26, 2009, to be filed with the Commission, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 26, 2009, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading "Voting Securities and Principal Holders" and "Equity Compensation Plan Information" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 26, 2009, to be filed with the Commission, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 26, 2009, to be filed with the Commission, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading "Information Concerning the Company's Accountants" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 26, 2009, to be filed with the Commission, is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).  Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2008, 2007, and 2006 are included in
Part II, Item 8 herein:

     (i)      Report of Independent Auditors

     (ii)     Consolidated Balance Sheets - December 31, 2008 and 2007

     (iii) Consolidated Statements of Income - Years ended December 31, 2008, 2007, and 2006

     (iv) Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2008, 2007, and 2006

     (v) Consolidated Statements of Cash Flows - Years ended December 31, 2008, 2007, and 2006

     (vi)     Notes to Consolidated Financial Statements - December 31, 2008

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

    10.1 Pension Retirement Plan of the Corporation, as amended effective as of November 15, 2006 (included as Exhibit 10.1 to the Corporation's Form 10-K dated December 31, 2006, previously filed with the Commission and incorporated herein by reference). *

    10.2          Form of Directors' Deferred Compensation Plan of the
                  Corporation (included as Exhibit 10.3 to the Corporation's
                  Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

    10.3 Directors' and Executive Officers' Stock Purchase Plan of the Corporation dated March 18, 1992 (included as Exhibit
                  10.7 to the Corporation's Form 10-KSB dated December 31,
                  1992, previously filed with the Commission and incorporated herein by reference).*

    10.4          Supplemental Retirement Plan of the Corporation dated
                  December 21, 1994 (included as Exhibit 10.11 to the
                  Corporation's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

    10.5 Trust under the Corporation's Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation's
                  Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

    10.6 Employee Stock Ownership Plan and Trust of the Corporation as amended and restated (included as Exhibit 10.7 to the Corporation's Form 10-K dated December 31, 2005, previously filed with the Commission and incorporated herein by reference).*

    10.7          Dividend Reinvestment and Share Purchases Plan of the
                  Corporation as amended and restated by Amendment No. 1
                  (included as Exhibit 99 to the Corporation's Form S-3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

    10.8          Key Individual Stock Option Plan of the Corporation dated
                  March 19, 1997 (included as Exhibit 10.9 to the
                  Corporation's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

    10.9          Employment Agreement of DeWitt Drew (included as Exhibit
                  10.11 to the Corporation's Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

    10.10 Form of Employment Agreement by and between the Corporation and Bank and John J. Cole, Jr. and George R. Kirkland
                  (included as Exhibit 10.16 to the Corporation's Form 10-K dated December 31, 2005, previously filed with the Commission and incorporated herein by reference).*

    10.11 Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006 (included as Exhibit 10.17 to the Corporation's Form 10-K dated December 31, 2006, previously filed with the Commission and incorporated herein by reference). *

    10.12         Form of Employment Agreement by and between Charles R.
                  Lemons and Empire.

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


			Southwest Georgia Financial Corporation
					(Corporation)

Date:   March 31, 2009        By:/s/ DeWitt Drew
                                     DEWITT DREW
                                     President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


/s/ DeWitt Drew					Date:  March 31, 2009
DEWITT DREW
President and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                          Date:  March 31, 2009
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ Michael J. McLean                           Date:  March 31, 2009
MICHAEL J. MCLEAN
Chairman

/s/ Richard L. Moss				Date:  March 31, 2009
RICHARD L. MOSS
Vice Chairman

/s/ Cecil H. Barber 		   		Date:  March 31, 2009
CECIL H. BARBER
Director

/s/ John J. Cole, Jr.		  		Date:  March 31, 2009
JOHN J. COLE, JR.
Director

/s/ Roy Reeves	 				Date:  March 31, 2009
ROY REEVES
Director

/s/ Johnny R. Slocumb                           Date:  March 31, 2009
JOHNNY R. SLOCUMB
Director

/s/ M. Lane Wear				Date:  March 31, 2009
M. LANE WEAR
Director

/s/ Marcus R. Wells				Date:  March 31, 2009
MARCUS R. WELLS
Director

                                 Exhibit Index

       Exhibit Number          Description of Exhibit

           10.12        Form of Employment Agreement by and
			between Charles R. Lemons and Empire

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