Form 10-Q
period 2009-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2009-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended March 31, 2009

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

          Class                         Outstanding At April 15, 2009
 Common Stock, $1 Par Value                          2,547,837











                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2009

                               TABLE OF CONTENTS

                                                              PAGE #

PART I - FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

  The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

     a.  Consolidated balance sheets - March 31, 2009
         (unaudited) and December 31, 2008 (audited).            2

     b.  Consolidated statements of income (unaudited) -
         for the three months ended March 31, 2009 and 2008      3

     c.  Consolidated statements of comprehensive income
         (unaudited) - for the three months ended
         March 31, 2009 and 2008                                 4

     d.  Consolidated statements of cash flows (unaudited)
         for the three months ended March 31, 2009 and 2008      5

     e.  Notes to Consolidated Financial Statements              6


  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS     17

  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                 26

  ITEM 4(T).  CONTROLS AND PROCEDURES                           27

PART II - OTHER INFORMATION

  ITEM 6.     EXHIBITS                                          28

  SIGNATURE                                                     29














                                      -1-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 2009 and December 31, 2008
                                              (Unaudited)      (Audited)
                                                March 31,     December 31,
                                                  2009            2008
ASSETS
Cash and due from banks                     $   8,929,258   $   7,469,754
Interest-bearing deposits in other banks       15,934,337          29,930
    Cash and cash equivalents                  24,863,595       7,499,684
Investment securities available for
 sale, at fair value                           71,613,361      83,212,281
Investment securities held to maturity
 (fair value approximates $10,288,881
 and $12,174,105)                              10,108,276      12,108,040
Federal Home Loan Bank stock, at cost           1,379,900       1,618,300
    Total investment securities                83,101,537      96,938,621
Loans                                         149,351,495     149,098,935
Less: Unearned income                        (     26,711)   (     29,594)
      Allowance for loan losses              (  2,435,713)   (  2,375,713)
    Loans, net                                146,889,071     146,693,628
Premises and equipment, net                     7,475,854       5,783,275
Foreclosed assets, net                            210,673         210,673
Intangible assets                               1,004,243       1,056,152
Other assets                                    8,952,002       9,115,295
    Total assets                            $ 272,496,975   $ 267,297,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                              $  23,368,957   $  25,282,470
  Money Market                                 44,785,255      35,700,805
  Savings                                      21,720,301      21,213,082
  Certificates of deposit $100,000 and over    30,315,626      28,755,297
  Other time accounts                          65,623,789      64,216,422
    Total interest-bearing deposits           185,813,928     175,168,076
  Noninterest-bearing deposits                 38,849,755      39,372,928
    Total deposits                            224,663,683     214,541,004
 Federal funds purchased                                0         430,000
 Short-term borrowed funds                     10,000,000      15,000,000
 Long-term debt                                10,000,000      10,000,000
 Other liabilities                              3,850,298       4,009,802
    Total liabilities                         248,513,981     243,980,806
Stockholders' equity:
 Common stock - $1 par value,
  5,000,000 shares authorized,
  4,293,835 shares issued                       4,293,835       4,293,835
 Capital surplus                               31,701,533      31,701,533
 Retained earnings                             14,892,504      14,511,867
 Accumulated other comprehensive income      (    791,083)   (  1,076,918)
 Treasury stock, at cost 1,745,998
  shares for 2008 and 2009                   ( 26,113,795)   ( 26,113,795)
    Total stockholders' equity                 23,982,994      23,316,522
    Total liabilities and
     stockholders' equity                  $  272,496,975   $ 267,297,328

                                      -2-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                            For The Three Months
                                               Ended March 31,
                                         (Unaudited)    (Unaudited)
                                             2009           2008
Interest income:
 Interest and fees on loans              $ 2,292,753    $ 2,421,553
 Interest on taxable securities
  available for sale                         838,709        442,104
 Interest on taxable securities
  held to maturity                            55,163        467,082
 Interest on tax exempt securities
  available for sale                         118,209        234,882
 Interest on tax exempt securities
  held to maturity                            58,976         50,709
 Dividends                                         0         28,229
 Interest on federal funds sold                   11         79,816
 Interest on deposits in other banks           6,713        195,288
    Total interest income                  3,370,534      3,919,663
Interest expense:
 Interest on deposits                        784,800      1,295,630
 Interest on federal funds purchased              84              0
 Interest on other short-term borrowings     122,104        194,080
 Interest on long-term debt                   77,256        111,073
    Total interest expense                   984,244      1,600,783
    Net interest income                    2,386,290      2,318,880
Provision for loan losses                    185,709              0
    Net interest income after
     provision for loan losses             2,200,581      2,318,880
Noninterest income:
 Service charges on deposit accounts         396,100        397,644
 Income from trust services                   51,434         69,340
 Income from retail brokerage services        62,959         92,570
 Income from insurance services              298,544        357,061
 Income from mortgage banking services       313,295        685,315
 Net gain on disposition of assets                 0         12,500
 Other income                                 94,547         96,995
    Total noninterest income               1,216,879      1,711,425
Noninterest expense:
 Salaries and employee benefits            1,628,138      1,780,461
 Occupancy expense                           210,767        207,073
 Equipment expense                           163,860        164,462
 Data processing expense                     175,520        161,528
 Amortization of intangible assets            51,909         71,215
 Other operating expenses                    706,893        671,911
    Total noninterest expenses             2,937,087      3,056,650
    Income before income taxes               480,373        973,655
Provision for income taxes                    99,736        234,535
    Net income                           $   380,637    $   739,120
Earnings per share of common stock:
 Net income, basic                       $      0.15    $      0.29
 Net income, diluted                     $      0.15    $      0.29
 Dividends paid per share                $      0.07    $      0.14
Weighted average shares outstanding        2,547,837      2,548,196
Diluted average shares outstanding         2,547,837      2,556,093
                                      -3-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                    For The Three Months
                                                       Ended March 31,
                                                  (Unaudited)  (Unaudited)
                                                      2009         2008
Net income                                          380,637      739,120
Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
  available for sale, net of tax expense (benefit)
  of $147,248 and $48,058 for the quarter           285,835       93,291
Total comprehensive income                          666,472      832,411











































                                      -4-

                   SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         For The Three Months
                                                            Ended March 31,
                                                      (Unaudited)   (Unaudited)
                                                          2009          2008
Cash flows from operating activities:
 Net income                                          $    380,637  $    739,120
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                               185,709             0
  Depreciation                                            181,092       180,228
  Net amortization and (accretion) of
   investment securities                              (    27,589)  (    16,052)
  Amortization of intangibles                              51,910        71,215
  Net loss(gain) on sale and disposal of assets                 0   (    12,500)
  Funds held related to mortgage banking activities   (   205,213)  (   374,918)
  Change in:
  Other assets                                             16,046       497,239
  Other liabilities                                       224,058   (    58,153)
    Net cash provided by operating activities             806,650     1,026,179

Cash flows from investing activities:
 Proceeds from calls and maturities of securities
  held to maturity                                      2,000,000    72,000,000
 Proceeds from calls, paydowns and maturities
  of securities AFS                                    12,297,756     9,586,687
 Purchase of securities available for sale                      0   (59,802,235)
 Net change in loans                                  (   381,152)  ( 6,152,180)
 Purchase of premises and equipment                   ( 1,873,672)  (    73,840)
 Proceeds from sales of other assets                            0       102,500
    Net cash provided(used) for investing activities   12,042,932    15,660,932

Cash flows from financing activities:
 Net change in deposits                                10,122,678    12,595,263
 Decrease in federal funds purchased                  (   430,000)            0
 Payment of short-term debt and short-term
  portion of long-term debt                           ( 5,000,000)  ( 5,000,000)
 Proceeds from issuance of short-term debt                      0    10,000,000
 Cash dividends paid                                  (   178,349)  (   357,243)
 Payment for common stock                                       0   (    63,773)
    Net cash provided(used) for financing activities    4,514,329    17,174,247

Increase(decrease) in cash and cash equivalents        17,363,911    33,861,358
Cash and cash equivalents - beginning of period         7,499,684    18,733,968
Cash and cash equivalents - end of period            $ 24,863,595  $ 52,595,326

NONCASH ITEMS:
 Increase in foreclosed properties
  and decrease in loans                              $          0  $          0
 Unrealized gain(loss) on securities
  available for sale                                 $    433,083  $    141,349



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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2008 Annual Report on Form 10K.



































                                      -6-
NOTE 1

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









                                      -7-
Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $594,324.34 at March 31, 2009.

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

Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed prior to any write-down of the asset. Impairment on intangibles is evaluated at each balance sheet date or whenever events or changes in
                                      -8-

circumstances indicate that the carrying amount should be assessed. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement.

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


                                      -9-
Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based upon changes in economic conditions. Also, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation's allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

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

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-4 ("Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"). This Staff position provides guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in

                                     -10-
determining fair values when markets have become inactive. If it is determined that a transaction is not orderly, a reporting entity should place little, if any, weight on that transaction price when estimating fair value. The guidance in the Staff position is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Corporation believes that the adoption of Staff Position No. 157-4 will not have a material impact on the Corporation's financial statements.

In April 2009, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities ("Topic 5.M."). SAB No. 111 maintains the SEC staff's previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. SAB No. 111 interpretive responded that the phrase "other than temporary" for equity securities classified as available-for-sale in FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, should not be interpreted to mean "permanent."

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2 ("Recognition and Presentation of Other-Than-Temporary Impairments"). This Staff position changes the other-than-temporary impairment guidance for debt securities. Prior to issuance of this Staff position, if a debt security was impaired and an entity had the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value, then the impairment loss was not recognized in earnings. The guidance of this Staff position indicates that if an entity does not intend to sell an impaired debt security that the entity should assess whether it is more likely than not that it will be required to sell the security before recovery. If the entity more likely than not, will be required to sell the security before recovery, an other-than-temporary impairment has occurred that would be recognized in earnings. If an entity more likely than not will not be required to sell the debt security, but does not expect to recover its cost, the entity should determine whether a credit loss exists, and if so, the credit loss should be recognized in earnings and the remaining impairment should be recognized in other comprehensive income. The guidance in the Staff position is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The Corporation believes that the adoption of Staff Position No. 115-2 will not have a material impact on the Corporation's financial statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 ("Interim Disclosures about Fair Value of Financial Instruments"). Prior to issuing this Staff position, fair values for financial assets and liabilities were only disclosed once a year. The Staff position now requires disclosures of these fair values on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The guidance in the Staff position is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. This Staff position expands fair value annual disclosure to quarterly periods, but the Corporation does not believe its adoption will have a material impact on the Corporation's financial statements.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets." This FSP amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" to require more detailed

                                     -11-
disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. We do not expect the adoption of this standard to have an effect on our financial position or results of operations.

On November 21, 2008 the FDIC adopted the final rule relating to the Temporary Liquidity Guarantee Program ("TLG Program") which is also a part of EESA. Under the TLG program the FDIC will (1) guarantee certain newly issued senior unsecured debt and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts, NOW accounts paying less than
0.5 percent interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2009. The Corporation has elected to only participate in the full FDIC deposit insurance coverage program.

In response to the current financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law on October 3, 2008. This law established the Troubled Asset Relief Program ("TARP"). As part of TARP, the Treasury established the Capital Purchase Program ("CPP") to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital Stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Corporation believed that, given it's present financial condition, participation in the CPP was unnecessary and not in the best interests of the Corporation, it's customers or shareholders.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for

                                     -12-
measuring fair value under GAAP, expands disclosures about fair value measurements and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data corroborated by independent sources while unobservable inputs reflect market assumptions that are not observable in an active market or are developed internally. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or similar assets or liabilities in non-active markets or model-derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant valuation inputs are not observable in an active market. This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Where applicable, this standard codifies related guidance within GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.

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

Servicing and Origination Fees on Loans

The Corporation from the Bank's subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not

                                     -13-
directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under FASB 122 and amended by FASB 140, they are insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the first quarter of 2009 were $32,555.

NOTE 2

Fair Value Measurements

Effective January 1, 2008, the Corporation adopted FASB Statement No.157, Fair Value Measurements ("SFAS No.157"), which provides a framework for measuring fair value under generally accepted accounting principles. SFAS No. 157 applies to all financial statement elements that are being measured and reported on a fair value basis.

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





                                     -14-
Following is a description of valuation methodologies used for assets and liabilities which are recorded at fair value.

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







                                     -15-
Assets Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2009.

                                 Level 1      Level 2    Level 3     Total
Investment securities available
   for sale                     $ 101,809  $ 71,511,552  $     0  $ 71,613,361

Assets Recorded at Fair Value on a Nonrecurring Basis:
The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2009.

                                 Level 1      Level 2    Level 3     Total
Foreclosed assets               $       0  $    210,673  $     0  $    210,673
Nonperforming loans                     0     2,271,440        0     2,271,440
  Total assets at fair value    $       0  $  2,482,113  $     0  $  2,482,113

































                                     -16-
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

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












                                     -17-
Overview

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we have continued with our plans to expand geographically and established a loan production office in Valdosta, Georgia, in the first quarter of 2008. We have established leadership in place in Valdosta and have purchased a permanent site for a branch bank.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. For example, after holding the overnight borrowing rate for banks at 5.25% for eight months of 2007, the Federal Reserve Bank decreased short-term interest rates by 5% to a range of 0% to 0.25%. Federal fund rates were at this low level during the entire first quarter of 2009.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rate changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services. Noninterest income was 51% of first quarter 2009 net interest income and 27% of first quarter 2009 total revenue.
                                     -18-
We continually focus on asset quality and realized improvement with non-performing assets declining from the previous year. At March 31, 2009, the majority in non-performing assets was one large loan placed on interest nonaccrual in late 2007. This loan was partially charged-off during the fourth quarter of 2008.

Since mid-2007, and particularly during the past three quarters, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and severely affected the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment has also increased significantly.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation's results of operations. We believe that the allowance for loan losses as of March 31, 2009 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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



                                     -19-
The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2009, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. Due to the 5% drop in the short-term rate by the Federal Reserve since September 2007, the majority of our callable securities were called by the issuer in 2008. We had $79 million of our callable securities called during the first quarter last year. We have reinvested these proceeds from called investment securities in new loans, new investment securities, and for repayment of our debt obligations. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation's liquidity or operations. At March 31, 2009, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2009, total capital increased $666 thousand to $24.0 million and decreased $2.9 million from the same period last year due to reporting some losses and making dividend payments. The stock repurchase program, adopted by the Board in January 2000, expired during the first quarter of last year. As part of its capital management planning, the Corporation and its Board of Directors elected not to extend the authorization of the stock repurchase program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.80% as of March 31, 2009. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2009 was $381 thousand, down $358 thousand, or 48.5%, from net income of $739 thousand for the first quarter of 2008, but up measurably when compared with a net loss of $116 thousand in the fourth quarter of 2008. Impacting the first quarter of 2009 was a $186 thousand increase in the provision for loan losses as a result of charge-offs on nonperforming loans and a 54.3% decline in commercial mortgage banking revenue.






                                     -20-
On a per share basis, net income for the first quarter was $.15 per diluted share compared with $.29 per diluted share for the same quarter in 2008. The weighted average common diluted shares outstanding for the quarter were 2.548 million, down eight thousand shares from first quarter last year. The decrease in average quarterly diluted shares was due to the expiration of some stock options during 2008.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended March 31, 2009.

                               1st Qtr  4th Qtr   3rd Qtr  2nd Qtr  1st Qtr
                                2009     2008      2008     2008     2008
Return on average total assets    .56%  ( .17)%  ( 3.99)%    1.10%    1.03%
Return on average total equity   6.48%  (2.02)%  (42.53)%   11.43%   10.85%
Average shareholders' equity to
 Average total assets            8.62%   8.61 %    9.37 %    9.60%    9.47%
Net interest margin
  (tax equivalent)               4.07%   4.26 %    4.19 %    3.97%    3.75%

Comparison of Statements of Income for the Quarter

Noninterest income, at 27% of the Corporation's total revenue for the quarter, was $1.2 million for the first quarter, down 28.9% from the same period in 2008. Revenue from mortgage banking services decreased 54.3% to $313 thousand compared with last year's first quarter as the credit crisis has made the mortgage funding environment challenging and has restricted loan opportunities. Regardless of the economic situation, the mortgage banking business has a strong pipeline of projects and also services a $385 million portfolio of non-recourse loans. Revenue from insurance services declined to $299 thousand, a 16.4% decrease over the first quarter of 2008, and income from trust and brokerage services decreased $18 thousand and $30 thousand, respectively, compared with the same period last year. The decrease in revenue from insurance services was partially due to a decrease in contingency fees of $69 thousand compared with the first quarter of 2008.

Total interest income decreased $549 thousand, or 14%, to $3.4 million for the three months ended March 31, 2009 compared with the same period in 2008. The bulk of this decrease was due to the significant lower interest rate environment. During the first quarter of 2009, the Federal Reserve Bank maintained short-term interest rates at a range of 0% to .25% after decreasing 5% since third quarter 2007. Interest and fees on loans declined $129 thousand compared to last year's first quarter. The lower interest rates have reduced interest earned on variable and adjustable rate loans. Interest on deposits in other banks and Federal funds sold decreased $268 thousand, and interest on investment securities decreased $124 thousand. Lower interest on investment securities was mainly due to a $17 million decline in average securities compared with the same period last year.

Total interest expense decreased $617 thousand, or 38.5%, in the first quarter of 2009 compared with the same period in 2008. Interest on deposits decreased $511 thousand, or 39.4%, during the first quarter of 2009 due to lower interest rates compared with the first quarter of 2008. The average rate paid on average time deposits has decreased 144 basis points since March 31, 2008. Interest on total borrowings decreased $106 thousand, or 34.7%, compared with the same quarter in 2008.

                                     -21-
The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved slightly to $2.4 million for the first quarter of 2009 compared with $2.3 million in net interest income in the 2008 first quarter. Net interest income after provision for loan losses for the first quarter of 2009 was $2.2 million compared with $2.3 million for the same period in 2008. As previously noted, the provision for loan losses increased to $186 thousand mainly due to charge-offs recognized in the first quarter of 2009 compared with no provision for loan losses during last year's first quarter. This was partially offset by the decrease in total interest expense of $617 thousand. The Corporation's net interest margin was 4.07% for the first quarter of 2009, compared with 3.75% for the same period in 2008. This improvement in margin was impacted by the lower interest rate environment on interest-bearing deposits along with the growth in loans and higher yields on purchased investment securities.

Noninterest expense decreased to $2.9 million from $3.1 million for the first quarter of last year. The largest component of noninterest expense, salaries and employee benefits, decreased to $1.6 million for the first quarter compared with $1.8 million in the same period last year. This decrease was mainly due to a reduction in performance awards and benefit plan expenses. Other operating expense increased $35 thousand to $707 thousand in the first quarter of 2009 due to higher legal expenses and increased insurance assessment to the Federal Deposit Insurance Corporation. Amortization of intangible assets decreased $19 thousand when compared with the first quarter 2008. All of the intangible assets related to the purchase of the commercial mortgage banking subsidiary were fully amortized in 2008. Data processing expense increased $14 thousand to $176 thousand for the first quarter of 2009 due to normal business operations.

Comparison of Financial Condition Statements

At March 31, 2009, total assets were $272.5 million, a 1.8% increase from December 31, 2008. The majority of the increase in assets was a result of a $15.9 million increase in interest bearing deposits in other banks and a $1.7 million increase in premises and equipment. Premises and equipment increased due to the $1.6 million purchase of land in Valdosta, Georgia that will be the site of a branch bank in 2009. These increases were partially offset by a decline of $13.8 million in investment securities. This decrease in investment securities was due to the $12.0 million of callable U.S. Government Agency securities which were called by the issuers during the first quarter of 2009 as well as $2.1 million in principal payments from mortgage-backed securities. The proceeds from these called investment securities were not all reinvested in new securities.

The Corporation's loan portfolio of $149.4 million remained relatively flat from the December 31, 2008, level of $149.0 million. Total loans have grown 19% since March 31, 2008 due to stronger demand in our local market and the addition of our loan production office in Valdosta, Georgia. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 54.8% of total assets.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represent 36.3% of total assets. Investment securities decreased $13.8 million and short-term investments increased $15.9 million since December 31, 2008. This resulted in an overall increase in investments of $2.1 million.
                                     -22-
Deposits increased to $224.7 million at the end of the first quarter of 2009, up $10.1 million from the end of 2008. The bulk of the first quarter deposit growth was in money markets and in certificates of deposit. At March 31, 2009, total deposits represented 82.5% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

                                           March 31,  December 31,   March 31,
                                             2009        2008          2008
Advance from Federal Home Loan Bank
 with a 3.39% fixed rate of interest
 maturing August 20, 2018. (convertible
 to a variable rate at option of Federal
 Home Loan Bank on August 22, 2011).       5,000,000    5,000,000            0

Advance from Federal Home Loan Bank with
 a 3.85% fixed rate of interest maturing
 April 30, 2014, (convertible to a
 variable rate at option of Federal Home
 Loan Bank on April 30, 2009).                     0            0   10,000,000

Advance from Federal Home Loan Bank with
 a 2.78% fixed rate of interest maturing
 September 10, 2018. (convertible to a
 variable rate at option of Federal Home
 Loan Bank on September 10, 2010).         5,000,000    5,000,000            0

Total long-term debt                     $10,000,000  $10,000,000  $10,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.63% of total loans outstanding at March 31, 2009, compared with 1.59% of loans outstanding at December 31, 2008 and 1.92% at March 31, 2008. Net charge offs in the 2009 first quarter were $126 thousand compared with net charge offs of $837 thousand in the trailing fourth quarter of 2008 and net recoveries of $3 thousand in the first quarter of 2008.
Nonperforming assets totaled $2.5 million at March 31, 2009, or 0.91% of total assets, compared with $3.3 million in nonperforming assets, or 1.15% of total assets at March 31, 2008. The decrease in non-performing assets was primarily related to the partial charge-off of one large commercial real estate loan in our nonaccrual loans category in the fourth quarter of 2008. Management considers the allowance for loan losses as of March 31, 2009, adequate to cover potential losses in the loan portfolio.



                                     -23-
Off-Balance Sheet Arrangements

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

Financial instruments whose contract amounts        March 31,  March 31,
represent credit risk (dollars in thousands):         2009       2008
Commitments to extend credit                        $ 16,928   $ 17,334
Standby letters of credit and financial guarantees  $     10   $     10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At March 31, 2009, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.95%, which is 60 percent in excess of the regulatory standard for a "well-capitalized" bank. Southwest Georgia Financial Corporation's and Southwest Georgia Bank's risk based capital ratios are shown in the following table.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                           Risk Based Capital Ratios

                            Southwest Georgia
                          Financial Corporation    Regulatory Guidelines
                                                   For Well     Minimum
Risk Based Capital Ratios     March 31, 2009      Capitalized  Guidelines
Tier 1 capital                     14.70%             6.00%      4.00%
Total risk based capital           15.95%            10.00%      8.00%
Tier 1 leverage ratio               8.69%             5.00%      3.00%

                            Southwest Georgia
                                   Bank            Regulatory Guidelines
                                                   For Well     Minimum
Risk Based Capital Ratios     March 31, 2009      Capitalized  Guidelines

Tier 1 capital                     14.20%             6.00%      4.00%
Total risk based capital           15.45%            10.00%      8.00%
Tier 1 leverage ratio               8.38%             5.00%      3.00%




                                     -24-
In March of 2009, the Corporation suspended its quarterly cash dividend. The Company paid a cash dividend of $0.07 per common share in January 2009, down from $0.14 per share paid in the fourth quarter of 2008. This decision enables the Corporation to have financial flexibility by retaining equity necessary to support efforts to capture greater market share and expand outside of its historic footprint. Conditions will be evaluated quarterly, and when the economic environment stabilizes, the Corporation will return to the more regular dividend payout schedule to which our shareholders have become accustomed.


















































                                     -25-
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of March 31, 2009, the Corporation's one-year cumulative rate-sensitive assets represented 110% of the cumulative rate-sensitive liabilities compared with 124% at the same period a year ago. This level of cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. We are less asset-sensitive at the one year gap position compared with our asset sensitivity in the first quarter of the previous year. These changes in assets and liabilities occurred in: (1) decrease in investment securities that will mature or have the potential of being called within one year, and a
(2) decrease in short-term investments. This asset sensitive position will create potential higher earnings for the Corporation in a rising interest rate environment. All interest rates and yields do not adjust at the same

                                     -26-
velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

Management's Annual Report on Internal Control over Financial Reporting

The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2008 was included in Item 8 of the 10K form, dated December 31, 2008, under the heading "Management's Report on Internal Controls Over Financial Reporting".

The annual report form 10K, dated December 31, 2008, does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management's report in the annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Corporation's internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation's internal controls over financial reporting.









                                     -27-
PART II. - OTHER INFORMATION

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












































                                     -28-
SIGNATURES

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

                               SOUTHWEST GEORGIA FINANCIAL CORPORATION

                                     /s/George R. Kirkland
                               BY:   _____________________________________

                                     GEORGE R. KIRKLAND
                                     SENIOR VICE-PRESIDENT AND TREASURER
                                     (FINANCIAL AND ACCOUNTING OFFICER)


Date:  May 15, 2009










































                                     -29-