Form 10-Q
period 2009-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2009-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended June 30, 2009

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

          Class                         Outstanding At July 21, 2009
 Common Stock, $1 Par Value                          2,547,837











                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2009

                               TABLE OF CONTENTS

                                                                      PAGE #

PART I - FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

  The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

     a.  Consolidated balance sheets - June 30, 2009
         (unaudited) and December 31, 2008 (audited).                     2

     b.  Consolidated statements of income (unaudited) -
         for the six months and the three months ended
         June 30, 2009 and 2008.                                          3

     c.  Consolidated statements of comprehensive income
         (unaudited) - for the six months and the three
         months ended June 30, 2009 and 2008.                             4

     d.  Consolidated statements of cash flows (unaudited)
         for the six months ended June 30, 2009 and 2008.                 5

     e.  Notes to Consolidated Financial Statements                       6


  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS              17

  ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES
              ABOUT MARKET RISK                                          26

  ITEM 4(T).  CONTROLS AND PROCEDURES                                    27

PART II - OTHER INFORMATION

  ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF
              SECURITY HOLDERS                                           28

  ITEM 6.     EXHIBITS                                                   29

  SIGNATURE                                                              30









                                     -1-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2009 and December 31, 2008
                                                  (Unaudited)     (Audited)
                                                    June 30,     December 31,
                                                      2009           2008
ASSETS
Cash and due from banks                         $   6,241,228  $   7,469,754
Interest-bearing deposits in other banks            3,177,187         29,930
    Cash and cash equivalents                       9,418,415      7,499,684
Investment securities available
 for sale, at fair value                           78,739,750     83,212,281
Investment securities held to maturity (fair
 value approximates $10,288,881 and $12,174,105)   10,383,552     12,108,040
Federal Home Loan Bank stock, at cost               1,379,900      1,618,300
    Total investment securities                    90,503,202     96,938,621
Loans                                             151,019,052    149,098,935
Less: Unearned income                            (     28,816)  (     29,594)
      Allowance for loan losses                  (  2,509,932)  (  2,375,713)
    Loans, net                                    148,480,304    146,693,628
Premises and equipment, net                         7,405,110      5,783,275
Foreclosed assets, net                              2,438,983        210,673
Intangible assets                                     952,333      1,056,152
Other assets                                        9,969,064      9,115,295
    Total assets                                $ 269,167,411  $ 267,297,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                  $  29,105,600  $  25,282,470
  Money Market                                     33,252,925     35,700,805
  Savings                                          21,440,060     21,213,082
  Certificates of deposit $100,000 and over        29,324,173     28,755,297
  Other time accounts                              71,291,342     64,216,422
    Total interest-bearing deposits               184,414,100    175,168,076
  Noninterest-bearing deposits                     36,648,231     39,372,928
    Total deposits                                221,062,331    214,541,004
 Federal funds purchased                                    0        430,000
 Short-term borrowed funds                                  0     15,000,000
 Long-term debt                                    20,000,000     10,000,000
 Other liabilities                                  4,312,807      4,009,802
    Total liabilities                             245,375,138    243,980,806

Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,293,835 shares issued               4,293,835      4,293,835
 Capital surplus                                   31,701,533     31,701,533
 Retained earnings                                 15,151,708     14,511,867
 Accumulated other comprehensive income          (  1,241,008)  (  1,076,918)
 Treasury stock, at cost 1,745,998 shares
  for 2008 and 2009                              ( 26,113,795)  ( 26,113,795)
    Total stockholders' equity                     23,792,273     23,316,522
    Total liabilities and stockholders' equity  $ 269,167,411  $ 267,297,328

                                     -2-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                                         For The Three Months      For The Six Months
                                            Ended June 30,           Ended June 30,
                                       (Unaudited)  (Unaudited) (Unaudited) (Unaudited)
                                          2009         2008        2009        2008
Interest income:
 Interest and fees on loans             $ 2,343,817 $ 2,282,569 $ 4,636,570 $ 4,704,122
 Interest on taxable securities
  available for sale                        780,846     965,147   1,619,555   1,407,251
 Interest on taxable securities
  held to maturity                           38,777     115,702      93,940     582,784
 Interest on tax exempt securities
  available for sale                        115,158     264,753     233,367     499,635
 Interest on tax exempt securities
  held to maturity                           59,939      51,314     118,915     102,023
 Dividends                                        0      22,040           0      50,269
 Interest on federal funds sold                  87       9,843          97      89,659
 Interest on deposits in other banks          9,440      82,434      16,153     277,722
    Total interest income                 3,348,064   3,793,802   6,718,597   7,713,465
Interest expense:
 Interest on deposits                       733,938   1,176,343   1,518,737   2,471,973
 Interest on federal funds purchased              0           0          84           0
 Interest on other short-term borrowings          0     218,570     122,104     412,650
 Interest on long-term debt                 175,434      33,564     252,690     144,637
    Total interest expense                  909,372   1,428,477   1,893,615   3,029,260
    Net interest income                   2,438,692   2,365,325   4,824,982   4,684,205
Provision for loan losses                    60,000           0     245,709           0
    Net interest income after
     provision for loan losses            2,378,692   2,365,325   4,579,273   4,684,205
Noninterest income:
 Service charges on deposit accounts        453,071     406,882     849,171     804,526
 Income from trust services                  58,982      65,236     110,415     134,576
 Income from retail brokerage services       71,996      94,624     134,955     187,194
 Income from insurance services             266,721     265,967     565,265     623,028
 Income from mortgage banking services      313,687     612,626     626,981   1,297,941
 Net gain on disposition of assets                0           0           0      12,500
 Other income                                42,864      41,936     137,411     138,931
    Total noninterest income              1,207,321   1,487,271   2,424,198   3,198,696
Noninterest expense:
 Salaries and employee benefits           1,543,320   1,755,930   3,171,458   3,536,391
 Occupancy expense                          207,827     220,167     418,593     427,240
 Equipment expense                          164,303     159,161     328,163     323,623
 Data processing expense                    174,346     141,535     349,865     303,063
 Amortization of intangible assets           51,911      51,909     103,819     123,124
 Other operating expenses                 1,264,777     572,158   1,971,669   1,244,069
    Total noninterest expenses            3,406,484   2,900,860   6,343,567   5,957,510
    Income before income taxes              179,529     951,736     659,904   1,925,391
Provision for income taxes                  (79,675)    188,318      20,063     422,854
    Net income                          $   259,204 $   763,418 $   639,841 $ 1,502,537
Earnings per share of common stock:
 Net income, basic                      $      0.10 $      0.30 $      0.25 $      0.59
 Net income, diluted                    $      0.10 $      0.30 $      0.25 $      0.59
 Dividends paid per share               $        -  $      0.14 $      0.07 $      0.28
 Weighted average shares outstanding      2,547,837   2,548,196   2,547,837   2,548,017
 Diluted average shares outstanding       2,547,837   2,556,093   2,547,837   2,556,175
                                     -3-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                       For The Three Months    For The Six Months
                                           Ended June 30,        Ended June 30,
                                     (Unaudited) (Unaudited) (Unaudited) (Unaudited)
                                          2009        2008      2009        2008
Net income                              259,204     763,418    639,841    1,502,537
Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
  available for sale, net of tax
  expense (benefit) of $(231,780)
  and $(1,134,042) for the quarter
  $(84,532) and $(1,085,984) for
  the year                             (449,925) (2,201,376)  (164,090)  (2,107,846)
Total comprehensive income             (190,721) (1,437,958)   475,751   (  605,309)






































                                     -4-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For The Six Months
                                                           Ended June 30,
                                                     (Unaudited)  (Unaudited)
                                                         2009         2008
Cash flows from operating activities:
 Net income                                        $    639,841  $  1,502,537
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                             245,709             0
  Depreciation                                          362,185       360,457
  Net amortization and (accretion) of
   investment securities                            (    43,274)  (    47,072)
  Amortization of intangibles                           103,819       123,124
  Net loss(gain) on sale and disposal of assets               0   (    12,500)
  Funds held related to mortgage banking activities (   200,661)  (   156,892)
  Change in:
  Other assets                                      (   769,239)      766,018
  Other liabilities                                     682,015         6,374
    Net cash provided by operating activities         1,020,395     2,542,046
Cash flows from investing activities:
 Proceeds from calls and maturities of
  securities held to maturity                         2,000,000    72,900,000
 Proceeds from calls, paydowns and maturities
  of securities AFS                                  21,439,221    17,674,309
 Purchase of securities held to maturity            (   275,000)  (   260,000)
 Purchase of securities available for sale          (16,934,148)  (81,009,264)
 Net change in loans                                ( 4,260,694)  (13,388,316)
 Purchase of premises and equipment                 ( 1,984,020)  (   174,122)
 Proceeds from sales of other assets                          0       102,500
    Net cash provided(used) for
     investing activities                           (    14,641)  ( 4,154,893)
Cash flows from financing activities:
 Net change in deposits                               6,521,326     3,746,686
 Decrease in federal funds purchased                (   430,000)            0
 Payment of short-term debt and short-term
  portion of long-term debt                         ( 5,000,000)  (15,000,000)
 Proceeds from issuance of short-term debt                    0    10,000,000
 Cash dividends paid                                (   178,349)  (   713,394)
 Payment for common stock                                     0   (    63,773)
    Net cash provided(used) for
     financing activities                               912,977   ( 2,030,481)
Increase(decrease) in cash and cash equivalents       1,918,731   ( 3,643,328)
Cash and cash equivalents - beginning of period       7,499,684    18,733,968
Cash and cash equivalents - end of period          $  9,418,415  $ 15,090,640

NONCASH ITEMS:
 Increase in foreclosed properties
  and decrease in loans                            $  2,228,310  $          0
 Unrealized gain(loss) on securities
  available for sale                               $(   248,622) $( 3,194,069)
 Re-class short-term debt to long-term due
  to unexercised option                            $ 10,000,000  $          0
                                     -5-


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2008 Annual Report on Form 10-K.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $586,989 at June 30, 2009.

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

Recent Accounting Pronouncements

On May 28, 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS
165). SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165, effective June 30, 2009, did not impact the Corporation's financial condition and results of operations.

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-4 ("Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"). This Staff position provides guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. If it is determined that a transaction is not orderly, a reporting entity should place little, if any, weight on that transaction price when estimating fair value. The guidance in the Staff position is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The adoption of Staff Position No. 157-4 did not have an impact on our financial position or results of operation.

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

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2 ("Recognition and Presentation of Other-Than-Temporary Impairments"). This Staff position changes the other-than-temporary impairment guidance for debt securities. Prior to issuance of this Staff position, if a debt security was impaired and an entity had the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value, then the impairment loss was not recognized in earnings. The guidance of this Staff position indicates that if an entity does not intend to sell an impaired debt security that the entity should assess whether it is more likely than not that it will be required to sell the security before
                                    -10-

recovery. If the entity more likely than not, will be required to sell the security before recovery, an other-than-temporary impairment has occurred that would be recognized in earnings. If an entity more likely than not will not be required to sell the debt security, but does not expect to recover its cost, the entity should determine whether a credit loss exists, and if so, the credit loss should be recognized in earnings and the remaining impairment should be recognized in other comprehensive income. The guidance in the Staff position is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. The adoption of Staff Position No. 115-2 did not have an impact on our financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 ("Interim Disclosures about Fair Value of Financial Instruments"). Prior to issuing this Staff position, fair values for financial assets and liabilities were only disclosed once a year. The Staff position now requires disclosures of these fair values on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The guidance in the Staff position is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted. This Staff position expands fair value annual disclosure to quarterly periods. The adoption of Staff Position No. 107-1 did not have an impact on our financial position or results of operation.

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

In response to the current financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law on October 3, 2008. This law established the Troubled Asset Relief Program ("TARP"). As part of TARP, the Treasury established the Capital Purchase Program ("CPP") to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital Stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Corporation believed that, given its present financial condition, participation in the CPP was unnecessary and not in the best interests of the Corporation, its customers or shareholders.

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

In September 2006, the Emerging Issue Task Force (EITF) issued EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," (EITF 06-
4). EITF 06-4 requires the accrual of post-retirement benefit over the service period. EITF 06-4 is effective for fiscal years beginning after
                                    -12-

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the second quarter of 2009 were $37,343 and $69,898 for the six-month period.

NOTE 2

Fair Value Measurements

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

Loans:
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as
                                    -14-

individually impaired, management measures impairment in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loans, ("SFAS No. 114"). The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with SFAS No. 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

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


Assets Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2009.

                          Level 1      Level 2      Level 3       Total
Investment securities
 available for sale      $ 188,025   $ 78,551,725   $      0   $ 78,739,750

Assets Recorded at Fair Value on a Nonrecurring Basis:
The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2009.

                              Level 1    Level 2     Level 3      Total
Foreclosed assets             $     0  $ 2,438,983  $       0  $ 2,438,983
Nonperforming loans                 0      160,691          0      160,691
  Total assets at fair value  $     0  $ 2,599,674  $       0  $ 2,599,674

The carrying amount and estimated fair value of the Corporation's assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2009 and December 31, 2008.

                                     June 30, 2009        December 31, 2008

                                 Carrying   Estimated    Carrying  Estimated
                                  Amount    Fair Value    Amount   Fair Value
                                (Dollars in thousands) (Dollars in thousands)
Assets:
 Cash and cash equivalents       $  9,418   $  9,418     $  7,500  $  7,500
 Investment securities
  available for sale               78,740     78,740       83,212    83,212
 Investment securities held
  to maturity                      10,384     10,289       12,108    12,174
  Federal Home Loan Bank stock      1,380      1,380        1,618     1,618
  Loans                           148,480    146,568      146,694   147,282
Liabilities:
  Deposits                        221,062    221,894      214,541   215,349
  Federal funds purchased               0          0          430       430
  FHLB advances                    20,000     22,416       25,000    25,817

Limitations:
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement element. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.
                                    -16-

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we have continued with our plans to expand geographically and established a loan production office in Valdosta, Georgia, in the first quarter of 2008. We have established leadership in place in Valdosta and have purchased a permanent site for a branch bank. We are soon to break ground and begin the construction phase of our branch bank building.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. For example, after reaching a high of 5.25%, the Federal Reserve Bank decreased the overnight borrowing rate for banks by 5% to a range of 0% to .25% from September 2007 to December 2008. The Federal funds rate remained at this low level during the entire first half of 2009.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rates changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services. Noninterest income was 50% of second quarter 2009 net interest income and 27% of second quarter 2009 total revenue.
                                    -18-
We continually focus on asset quality and realized improvement with non-performing assets declining from the previous year. At June 30, 2009, the majority in non-performing assets was one large loan placed on interest nonaccrual in late 2007. This loan was partially charged-off during the fourth quarter of 2008 and was moved to other real estate owned in the second quarter of 2009.

Since mid-2007, and particularly during the past year, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and severely affected the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment has also increased significantly.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of June 30, 2009 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at June 30, 2009, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. Due to the 5% drop in the short-term rate by the Federal Reserve since September 2007, the majority of our callable securities were called by the issuer in 2008. We had $86 million of our callable securities called during the first half of last year. We have reinvested these proceeds from called investment securities in new loans, new investment securities, and for repayment of our debt obligations. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation's liquidity or operations. At June 30, 2009, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2009, total capital increased $476 thousand to $23.8 million and decreased $1.3 million from the same period last year due to reporting some losses and making dividend payments. The stock repurchase program, adopted by the Board in January 2000, expired during the first quarter of last year. As part of its capital management planning, the Corporation and its Board of Directors elected not to extend the authorization of the stock repurchase program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.84% as of June 30, 2009. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2009, was $259 thousand compared with a net income of $764 thousand for the same period in 2008, representing an decrease of $505 thousand. Lower net income was primarily due to a $693 thousand increase in operating expenses compared with the second quarter of 2008, as well as a 48.9%, or $299 thousand, decline in commercial mortgage banking revenue.

On a per share basis, net income for the second quarter decreased 67% to $.10 per diluted share compared with $.30 per diluted share for the same quarter in 2008. The weighted average common diluted shares outstanding for the quarter were 2.548 million, down eight thousand shares from second quarter last year. The decrease in average quarterly diluted shares was due to the expiration of some stock options during 2008 and a decrease in stock price.
                                    -20-
For the first six months of 2009, net income was $640 thousand compared with net income of $1.503 million for the same period in 2008. Earnings per diluted share for the first six months of 2009 were $0.25, down 57.6% compared with earnings per diluted share of $0.59 for the same period in 2008. Decreased net income was due to a $246 thousand increase in loan loss provision, higher deposit insurance costs, higher legal expenses, and a measurable decline in mortgage banking revenue.
We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended June 30, 2009.

                               2nd Qtr  1st Qtr  4th Qtr  3rd Qtr  2nd Qtr
                                 2009     2009     2008     2008     2008
Return on average total assets   0.38%   0.56%    (0.17)%  ( 3.99)%   1.10%
Return on average total equity   4.37%   6.48%    (2.02)%  (42.53)%  11.43%
Average shareholders' equity
 to Average total assets         8.66%   8.62%     8.61%     9.37%    9.60%
Net interest margin
  (tax equivalent)               4.12%   4.07%     4.26%     4.19%    3.97%

Comparison of Statements of Income for the Quarter

Noninterest income, which was 26.5% of the Corporation's total revenue for the quarter, was $1.207 million for the second quarter, down 18.8% from the same period in 2008. Mortgage banking services revenue, which is a large contributor to noninterest income, decreased $299 thousand, or 48.8%, from last year's second quarter as the credit crisis has made the mortgage funding environment challenging and has restricted loan opportunities. Regardless of the economic situation, the mortgage banking business has a strong pipeline of projects and also services a $384 million portfolio of non-recourse loans. Trust services and retail brokerage services revenue decreased $6 thousand, or 9.6%, and $23 thousand, or 23.9%, respectively, in the second quarter of 2009. These decreases were partially offset by a slight increase in revenue from insurance services, and an increase in service charges on deposit accounts of $46 thousand, or 11.4%, compared with last year's second quarter. A recent change in our service charge rate structure on deposit accounts influenced the increase.

Total interest income decreased $446 thousand, or 11.8%, for the three months ended June 30, 2009 compared with the same period in 2008. Interest on deposits in other banks and Federal funds sold decreased $83 thousand, and interest on investment securities decreased $402 thousand. Lower interest on investment securities was mainly due to a $25 million decline in average securities compared with the same period last year. These decreases were partially offset by an increase in interest and fees on loans of $61 thousand. Despite a significantly lower interest rate environment, interest and fees on loans increased because of a higher average loan volume of $20 million compared with the second quarter of 2008.

Total interest expense decreased $519 thousand, or 36.3%, in the second quarter of 2009 compared with the same period in 2008. Interest on deposits decreased $442 thousand, or 37.6%, during the second quarter of 2009 reflecting lower interest rates compared with the second quarter of 2008.
The average rate paid on average time deposits has decreased 145 basis points since June 30, 2008. Interest on total borrowings decreased $77 thousand, or 30.4%, compared with the same quarter in 2008.
                                    -21-

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $2.439 million for the second quarter of 2009 compared with $2.365 million in net interest income in the 2008 second quarter as lower levels and costs of borrowings as well as lower costs of deposits more than offset the decline in interest income. Net interest income after provision for loan losses for the second quarter of 2009 was $2.379 million compared with $2.365 million for the same period in 2008. The provision for loan losses increased to $60 thousand compared with no provision for loan losses during last year's second quarter. The Corporation's net interest margin was 4.12% for the second quarter of 2009, compared with 3.97% for the same period in 2008. This improvement in margin was impacted by increased loan volume and low funding costs.

Total noninterest expense increased 17.4% to $3.406 million from $2.900 million for the second quarter of last year. The increase was primarily due to a $693 thousand increase in other operating expenses when compared with the prior year's second quarter. That increase was primarily the result of $520 thousand in higher legal expenses and a $196 thousand increase in Federal Deposit Insurance Corporation ('FDIC') insurance assessment, including a $122 thousand special charge. Higher legal expenses were related to an insurance claim for restitution of payments made to some participating banks of Empire Financial Services, the Company's commercial mortgage banking subsidiary. Data processing expense increased $33 thousand to $174 thousand for the second quarter of 2009. These increases were partially offset by a decline in salaries and employee benefits of $213 thousand, or 12.1%. This decrease was mainly due to a reduction in performance awards and benefit plan expenses.

Comparison of Statements of Income for the Six-month Period

For the first six months of 2009, noninterest income was $2.424 million, down 24.2% from the same period in 2008. The majority of the decline was a result of lower mortgage banking services revenue which decreased $671 thousand, or 51.7%, from the same period last year. Income from insurance services decreased $58 thousand, or 9.3%, when compared with the six-month period in 2008. Revenue from trust services and income from retail brokerage services decreased $24 thousand and $52 thousand, respectively when compared with the same period in 2008. These decreases in revenue were partially offset by an increase in service charges on deposit accounts of $45 thousand, or 5.6%, when compared with the same period last year as a change in service charge rate structure on deposit accounts was implemented during the second quarter.

Total interest income for the first six months of 2009 decreased $995 thousand when compared with the same period in 2008. This decrease in the six-month period of 2009 was primarily due to a $526 thousand decrease in interest on investment securities due to a $21 million average lower volume of securities. Interest on Federal funds sold and deposits in other banks decreased $351 thousand compared with the first half of 2008. This decrease is related to the lower interest rate environment. During the first half of 2009, the Federal Reserve Bank maintained short-term interest rates at a range of 0% to 0.25% after decreasing 5% since third quarter 2007.

Total interest expense for the six-month period ended June 30, 2009 decreased $1.136 million, or 37.5%, compared with the same period in 2008. The decrease in interest expense was primarily related to lower interest paid on interest-bearing deposits of $953 thousand, or 38.6%, compared with the
                                    -22-

second quarter of 2008 reflecting lower interest rates. Interest on borrowings decreased $182 thousand, or 32.6%, for the first six months of 2009 compared with the same period last year.

Net interest income for the first six months of 2009 was 3% higher at $4.825 million compared with $4.684 million for the same period in 2008, mainly as a result of lower interest paid on deposits and borrowings. Net interest income after provision for loan losses was $4.579 million for the first half of 2009 compared with $4.684 for the same period in 2008. A provision for loan losses of $246 thousand was recognized in the first six months of 2009 mostly due to charge-offs recognized in the first quarter of 2009. Importantly, net interest margin was 4.10% for the first six months of 2009, an improvement of 24 basis points from the same period a year ago.

Noninterest expense increased $386 thousand for the first six months of 2009 compared with the same period last year, due primarily to a $728 thousand, or 58.5%, increase in other operating expenses. The increase in other operating expenses was primarily a result of $733 thousand in increased legal expense and higher insurance fees to the FDIC of $254 thousand. This increase was partially offset by a decrease in salary and employee benefits of $365 thousand. Data processing expense increased $47 thousand when compared with the first half of 2008, while amortization of intangible assets decreased $19 thousand. The intangible assets related to the purchase of the commercial mortgage banking subsidiary were fully amortized in 2008.

Comparison of Financial Condition Statements

At June 30, 2009, total assets were $269.2 million, up $1.9 million from December 31, 2008. Some of the increases in assets were a result of a $2.2 million increase in foreclosed assets and a $1.6 million increase in premises and equipment. Premises and equipment increased due to the $1.6 million purchase of land in Valdosta, Georgia that will be the site of a new bank branch in 2009. These increases were partially offset by a decline of $6.4 million in investment securities. This decrease in investment securities was due to the maturing or calling of $18.1 million of U.S. Government Agency and municipal securities, most of which were called by the issuers during the first half of 2009 as well as $5.1 million in principal payments from mortgage-backed securities. The proceeds from these called investment securities were reinvested in $16.2 million in new securities.

The Corporation's loan portfolio of $151.0 million remained relatively flat from the December 31, 2008, level of $149.1 million. Total loans have grown 14.1% since June 30, 2008 due to stronger demand in our local market and the addition of our loan production office in Valdosta, Georgia. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 56.1% of total assets.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represent 34.8% of total assets. Investment securities decreased $6.4 million and short-term investments increased $3.1 million since December 31, 2008. This resulted in an overall decrease in investments of $3.3 million.

Deposits increased to $221.1 million at the end of the second quarter of 2009, up $6.5 million from the end of 2008. The bulk of the deposit growth was in NOW accounts and in certificates of deposit. At June 30, 2009, total deposits represented 82.1% of total assets.
                                     -23-

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

                                                June 30, December 31, June 30,
                                                 2009        2008      2008
Advance from Federal Home Loan Bank with a
 3.39% fixed rate of interest maturing
 August 20, 2018.  (convertible to a variable
 rate at option of Federal Home Loan Bank on
 August 22, 2011).                             5,000,000    5,000,000        0

Advance from Federal Home Loan Bank with a
 3.85% fixed rate of interest maturing
 April 30, 2014.                              10,000,000            0        0

Advance from Federal Home Loan Bank with a
 2.78% fixed rate of interest maturing
 September 10, 2018. (convertible to a
 variable rate at option of Federal Home
 Loan Bank on September 10, 2010).             5,000,000    5,000,000        0

Total long-term debt                         $20,000,000  $10,000,000  $     0

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.66% of total loans outstanding at June 30, 2009, compared with 1.59% of loans outstanding at December 31, 2008 and 1.80% at June 30, 2008. Nonperforming assets totaled $2.6 million at June 30, 2009, or 0.97% of total assets, compared with $3.2 million in nonperforming assets, or 1.19% of total assets at June 30, 2008. The decrease in non-performing assets was primarily related to the partial charge-off of one large commercial real estate loan in our nonaccrual loans category in the fourth quarter of 2008. This loan was moved to other real estate owned in the second quarter or 2009 due to foreclosure of the project. Management considers the allowance for loan losses as of June 30, 2009, adequate to cover potential losses in the loan portfolio.

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


                                    -24-

elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. Since many of the commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, the contractual or notional amounts do not represent future cash requirements.

Financial instruments whose contract
 amounts represent credit risk
  (dollars in thousands):                             June 30,    June 30,
                                                        2009        2008
Commitments to extend credit                          $ 12,259   $ 20,718
Standby letters of credit and financial guarantees    $     10   $     10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At June 30, 2009, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.87%, which is more than 58 percent in excess of the regulatory standard for a "well-capitalized" bank. Southwest Georgia Financial Corporation's and Southwest Georgia Bank's risk based capital ratios are shown in the following table.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                           Risk Based Capital Ratios

                            Southwest Georgia
                          Financial Corporation    Regulatory Guidelines
                                                   For Well     Minimum
Risk Based Capital Ratios      June 30, 2009      Capitalized  Guidelines
Tier 1 capital                     14.62%             6.00%      4.00%
Total risk based capital           15.87%            10.00%      8.00%
Tier 1 leverage ratio               8.79%             5.00%      3.00%

                            Southwest Georgia
                                   Bank            Regulatory Guidelines
                                                   For Well     Minimum
Risk Based Capital Ratios      June 30, 2009      Capitalized  Guidelines

Tier 1 capital                     14.03%             6.00%      4.00%
Total risk based capital           15.29%            10.00%      8.00%
Tier 1 leverage ratio               8.41%             5.00%      3.00%

In March of 2009, the Corporation suspended its quarterly cash dividend. This decision enables the Corporation to have financial flexibility by retaining equity necessary to support efforts to capture greater market share and expand outside of its historic footprint. Conditions will be evaluated quarterly, and when the economic environment stabilizes, the Corporation will return to the more regular dividend payout schedule to which our shareholders have become accustomed.
                                    -25-

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of June 30, 2009, the Corporation's one-year cumulative rate-sensitive assets represented 112% of the cumulative rate-sensitive liabilities compared with 92% at the same period a year ago. This level of cumulative gap is a result of the Corporation's management of its exposure to interest rate risk. We are asset-sensitive at the one year gap position compared with our liability sensitivity in the second quarter of the previous year. These changes in assets and liabilities occurred in: (1) decrease in short-term investments, and a (2) decrease in money market deposit type of accounts. This asset sensitive position will create potential higher earnings for the Corporation in a rising interest rate environment. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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

PART II. - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the shareholders of the Corporation was held on May 26, 2009. Total shares eligible to vote amounted to 2,547,837. A total of 1,804,537 shares (70.83%) were represented by shareholders in attendance or by proxy.

The following directors were elected to serve one year until the next annual meeting.

Director              Votes For  Votes Withheld
Cecil H. Barber       1,794,897      9,640
John J. Cole, Jr.     1,795,661      8,876
DeWitt Drew           1,745,118     59,419
Michael J. McLean     1,794,897      9,640
Richard L. Moss       1,795,661      8,876
Roy H. Reeves         1,790,381     14,156
Johnny R. Slocumb     1,795,661      8,876
Marcus R. Wells       1,794,897      9,640
Lane M. Wear          1,795,661      8,876

Director Emeritus:
John H. Clark
Robert M. Duggan
E. J. McLean, Jr.
Violet K. Weaver
C. Broughton Williams, Jr.

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


Date:  August 14, 2009