Form 10-Q
period 2009-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2009-11-16
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 2009

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

          Class                         Outstanding At November 6, 2009
 Common Stock, $1 Par Value                          2,547,837











                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2009

                               TABLE OF CONTENTS

                                                                    PAGE #

PART I - FINANCIAL INFORMATION

     ITEM 1.    FINANCIAL STATEMENTS

     The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

      a. Consolidated balance sheets - September 30, 2009
         (unaudited) and December 31, 2008 (audited).                  2

      b. Consolidated statements of income (unaudited) - for
         the nine months and the three months ended
         September 30, 2009 and 2008.                                  3

      c. Consolidated statements of comprehensive income
         (unaudited) - for the nine months and the three months
         ended September 30, 2009 and 2008.                            4

      d. Consolidated statements of cash flows (unaudited) for
         the nine months ended September 30, 2009 and 2008.            5

      e. Notes to Consolidated Financial Statements                    6


     ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS         18

     ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                ABOUT MARKET RISK                                     27

     ITEM 4(T). CONTROLS AND PROCEDURES                               28

     ITEM 6.    EXHIBITS                                              29

     SIGNATURE                                                        30














                                      -1-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 2009 and December 31, 2008

                                                   (Unaudited)     (Audited)
                                                   September 30,  December 31,
                                                       2009           2008
ASSETS
Cash and due from banks                          $   8,542,207  $   7,469,754
Interest-bearing deposits in other banks             4,151,385         29,930
    Cash and cash equivalents                       12,693,592      7,499,684
Investment securities available for sale,
 at fair value                                      78,673,616     83,212,281
Investment securities held to maturity (fair
 value approximates $9,925,756 and $12,174,105)      9,652,929     12,108,040
Federal Home Loan Bank stock, at cost                1,649,900      1,618,300
    Total investment securities                     89,976,445     96,938,621
Loans                                              157,406,126    149,098,935
Less: Unearned income                             (     29,409)  (     29,594)
 Allowance for loan losses                        (  2,428,285)  (  2,375,713)
    Loans, net                                     154,948,432    146,693,628
Premises and equipment, net                          7,362,502      5,783,275
Foreclosed assets, net                               3,866,663        210,673
Intangible assets                                      900,423      1,056,152
Other assets                                         8,675,657      9,115,295
    Total assets                                 $ 278,423,714  $ 267,297,328
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                   $  23,542,043  $  25,282,470
  Money Market                                      39,365,957     35,700,805
  Savings                                           21,466,577     21,213,082
  Certificates of deposit $100,000 and over         30,289,288     28,755,297
  Other time accounts                               73,486,120     64,216,422
    Total interest-bearing deposits                188,149,985    175,168,076
  Noninterest-bearing deposits                      35,003,610     39,372,928
    Total deposits                                 223,153,595    214,541,004
 Federal funds purchased                                     0        430,000
 Short-term borrowed funds                           5,000,000     15,000,000
 Long-term debt                                     21,000,000     10,000,000
 Other liabilities                                   4,233,129      4,009,802
    Total liabilities                              253,386,724    243,980,806
Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,293,835 shares issued                4,293,835      4,293,835
 Capital surplus                                    31,701,533     31,701,533
 Retained earnings                                  15,619,025     14,511,867
 Accumulated other comprehensive income           (    463,608)  (  1,076,918)
 Treasury stock, at cost 1,745,998 shares
  for 2008 and 2009                               ( 26,113,795)  ( 26,113,795)
    Total stockholders' equity                      25,036,990     23,316,522
    Total liabilities and stockholders' equity   $ 278,423,714  $ 267,297,328


                                      -2-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                          For The Three Months        For The Nine Months
                                           Ended September 30,        Ended September 30,
                                         (Unaudited)  (Unaudited)   (Unaudited)   (Unaudited)
                                             2009         2008          2009          2008
Interest income:
 Interest and fees on loans              $ 2,385,878  $ 2,385,536  $  7,022,447  $  7,089,658
 Interest on taxable securities
  available for sale                         800,535    1,009,870     2,420,091     2,417,121
 Interest on taxable securities
  held to maturity                            38,612       72,965       132,552       655,749
 Interest on tax exempt securities
  available for sale                         104,745      163,455       338,112       663,090
 Interest on tax exempt securities
  held to maturity                            64,893       58,950       183,809       160,973
 Dividends                                     2,235       10,300         2,235        60,569
 Interest on federal funds sold                    0            0            97        89,659
 Interest on deposits in other banks           5,691       12,242        21,844       289,964
    Total interest income                  3,402,589    3,713,318    10,121,187    11,426,783
Interest expense:
 Interest on deposits                        709,758    1,048,529     2,228,493     3,520,502
 Interest on federal funds purchased             911       16,030           994        16,030
 Interest on other short-term borrowings      11,629      190,662       133,732       603,312
 Interest on long-term debt                  189,583       29,182       442,274       173,819
    Total interest expense                   911,881    1,284,403     2,805,493     4,313,663
    Net interest income                    2,490,708    2,428,915     7,315,694     7,113,120
Provision for loan losses                    140,000            0       385,709             0
    Net interest income after
     provision for loan losses             2,350,708    2,428,915     6,929,985     7,113,120
Noninterest income:
 Service charges on deposit accounts         471,606      400,247     1,320,776     1,204,773
 Income from trust services                   47,379       78,878       157,794       213,454
 Income from retail brokerage services        52,960       85,589       187,915       272,783
 Income from insurance services              230,576      239,912       795,842       862,940
 Income from mortgage banking services       411,470      417,250     1,038,451     1,715,191
 Net gain on disposition of assets                 0            0             0        12,500
 Net gain on sale of securities               34,080            0        34,080             0
 Net (loss) on the impairment of
  equity securities                                0   (4,104,901)            0   ( 4,104,901)
 Other income                                 45,985       42,543       183,396       181,474
    Total noninterest income (loss)        1,294,056   (2,840,482)    3,718,254       358,214
Noninterest expense:
 Salaries and employee benefits            1,693,604    1,956,212     4,865,062     5,492,603
 Occupancy expense                           218,720      227,112       637,314       654,352
 Equipment expense                           167,074      164,871       495,238       488,494
 Data processing expense                     170,127      169,060       519,992       472,123
 Amortization of intangible assets            51,909       51,910       155,729       175,034
 Losses related to mortgage
  banking services                                 0    1,002,284             0     1,002,284
 Other operating expenses                    718,764      660,994     2,690,433     1,905,063
    Total noninterest expenses             3,020,198    4,232,443     9,363,768    10,189,953
    Income (loss) before income taxes        624,566   (4,644,010)    1,284,471   ( 2,718,619)
Provision for income taxes                   157,249   (1,978,956)      177,313   ( 1,556,101)
    Net income (loss)                    $   467,317  $(2,665,054) $  1,107,158   ( 1,162,518)
                                      -3-

Earnings per share of common stock:
Net income (loss), basic                 $      0.18  $     (1.05) $       0.43  $      (0.46)
Net income (loss), diluted               $      0.18  $     (1.05) $       0.43  $      (0.46)
Dividends paid per share                 $       -    $      0.14  $       0.07  $       0.42
Weighted average shares outstanding        2,547,837    2,547,837     2,547,837     2,547,956
Diluted average shares outstanding         2,547,837    2,553,653     2,547,837     2,552,591



                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                              For The Three Months     For The Nine Months
                                               Ended September 30,      Ended September 30,
                                            (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                               2009         2008         2009         2008
Net income                                   467,317     (2,665,054)   1,107,158   (1,162,518)
Other comprehensive income, net of tax:
 Unrealized gain(loss) on securities
  available for sale, net of tax expense
  (benefit) of $400,479 and $398,579
  for the quarter $315,947 and $(687,404)
  for the year                               777,400        773,473      613,310   (1,334,373)
Total comprehensive income                 1,244,717     (1,891,581)   1,720,468   (2,496,891)




























                                      -4-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              For The Nine Months
                                                              Ended September 30,
                                                          (Unaudited)   (Unaudited)
                                                              2009          2008
Cash flows from operating activities:
 Net income                                              $  1,107,158  $( 1,162,518)
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                                   385,709             0
  Depreciation                                                543,277       540,685
  Net amortization and (accretion) of
   investment securities                                  (    39,736)  (    66,612)
  Amortization of intangibles                                 155,729       175,034
  Net loss(gain) on sale of equity securities
   and disposal of assets                                 (    34,080)  (    12,500)
  Net loss on the impairmant of equity securities                   0     4,104,901
  Funds held related to mortgage banking activities            54,861   (   223,328)
  Change in:
  Other assets                                                123,689   (   475,086)
  Other liabilities                                           346,814   (   211,024)
    Net cash provided by operating activities               2,643,421     2,669,552
Cash flows from investing activities:
 Proceeds from calls and maturities of
  securities held to maturity                               4,000,000    76,000,000
 Proceeds from calls, paydowns and maturities
  of securities AFS                                        24,333,914    19,334,414
 Proceeds from sale of securities available for sale           70,080             0
 Purchase of securities held to maturity                  ( 1,544,156)  (   877,133)
 Purchase of securities available for sale                (18,894,586)  (81,459,264)
 Net change in loans                                      (10,868,824)  (24,681,633)
 Expenditures for improvements to other real estate owned ( 1,427,679)            0
 Purchase of premises and equipment                       ( 2,122,504)  (   229,347)
 Proceeds from sales of other assets                                0       102,500
    Net cash provided(used) for investing activities      ( 6,453,755)  (11,810,463)
Cash flows from financing activities:
 Net change in deposits                                     8,612,591   ( 7,710,498)
 Decrease in federal funds purchased                      (   430,000)    6,230,000
 Payment of short-term debt and short-term
  portion of long-term debt                               ( 5,000,000)  (20,000,000)
 Proceeds from issuance of short-term debt                          0    10,000,000
 Proceeds from issuance of long-term debt                   6,000,000    10,000,000
 Cash dividends paid                                      (   178,349)  ( 1,069,546)
 Payment for common stock                                           0   (    63,773)
    Net cash provided(used) for financing activities        9,004,242   ( 2,613,817)

Increase(decrease) in cash and cash equivalents             5,193,908   (11,754,728)
Cash and cash equivalents - beginning of period             7,499,684    18,733,968
Cash and cash equivalents - end of period                $ 12,693,592  $  6,979,240

NONCASH ITEMS:
 Increase in foreclosed properties and decrease in loans $  2,228,311  $    210,673
 Unrealized gain(loss) on securities available for sale  $    929,256  $( 2,021,777)
 Net reclass between short and long-term debt            $  5,000,000  $          0
                                      -5-


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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2008 Annual Report on Form 10-K. The corporation evaluates subsequent events through the date of filing with the SEC.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $2,793,818 at September 30, 2009.

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

Income Taxes

The Corporation, the Bank and its subsidiary file a consolidated income tax return. The Bank's subsidiary provides for income taxes based on its contribution to income taxes (benefits) of the consolidated group.

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

Recent Accounting Pronouncements

On June 30, 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which was subsequently incorporated into ASC Subtopic 105-10, Generally Accepted Accounting Principles - Overall. This guidance replaces The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and does not have a material impact on our financial position or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS
165). SFAS 165 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of SFAS 165, effective September 30, 2009, did not impact the Corporation's financial condition and results of operations.

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-4 ("Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly"). This Staff position provides guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. If it is determined that a transaction is not orderly, a reporting entity should place little, if any, weight on that transaction price when estimating fair value. The guidance in the Staff position is effective for interim and annual periods ending after September 15, 2009 with early adoption permitted. The adoption of Staff Position No. 157-4 did not have an impact on our financial position or results of operation.

In April 2009, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities ("Topic 5.M."). SAB No. 111
                                     -10-

maintains the SEC staff's previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. SAB No. 111 interpretive responded that the phrase "other than temporary" for equity securities classified as available-for-sale in FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, should not be interpreted to mean "permanent."

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2 ("Recognition and Presentation of Other-Than-Temporary Impairments"). This Staff position changes the other-than-temporary impairment guidance for debt securities. Prior to issuance of this Staff position, if a debt security was impaired and an entity had the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value, then the impairment loss was not recognized in earnings. The guidance of this Staff position indicates that if an entity does not intend to sell an impaired debt security that the entity should assess whether it is more likely than not that it will be required to sell the security before recovery. If the entity more likely than not, will be required to sell the security before recovery, an other-than-temporary impairment has occurred that would be recognized in earnings. If an entity more likely than not will not be required to sell the debt security, but does not expect to recover its cost, the entity should determine whether a credit loss exists, and if so, the credit loss should be recognized in earnings and the remaining impairment should be recognized in other comprehensive income. The guidance in the Staff position is effective for interim and annual periods ending after September 15, 2009 with early adoption permitted. The adoption of Staff Position No. 115-2 did not have an impact on our financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 ("Interim Disclosures about Fair Value of Financial Instruments"). Prior to issuing this Staff position, fair values for financial assets and liabilities were only disclosed once a year. The Staff position now requires disclosures of these fair values on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The guidance in the Staff position is effective for interim and annual periods ending after September 15, 2009 with early adoption permitted. This Staff position expands fair value annual disclosure to quarterly periods. The adoption of Staff Position No. 107-1 did not have an impact on our financial position or results of operation.

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



                                     -11-

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value under GAAP, expands disclosures about fair value measurements and specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data corroborated by independent sources while unobservable inputs reflect market assumptions that are not observable in an active market or are developed internally. These two types of inputs create three valuation hierarchy levels. Level 1 valuations reflect quoted market prices for identical assets or liabilities in active markets. Level 2 valuations reflect quoted market prices for similar assets or liabilities in an active market, quoted market prices for identical or
                                     -12-

similar assets or liabilities in non-active markets or model-derived valuations in which all significant valuation inputs are observable in active markets. Level 3 valuations reflect valuations in which one or more of the significant valuation inputs are not observable in an active market. This standard applies to other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. Where applicable, this standard codifies related guidance within GAAP. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We adopted the provisions of SFAS 157 as of January 1, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the third quarter of 2009 were $34,343 and $104,241 for the nine-month period.

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

Assets Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2009.

                                   Level 1    Level 2    Level 3    Total
Investment securities available
 for sale                        $ 200,098  $78,473,518  $     0  $78,673,616

Assets Recorded at Fair Value on a Nonrecurring Basis:
The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2009.

                                Level 1    Level 2    Level 3      Total
Foreclosed assets              $      0  $3,866,663  $      0   $3,866,663
Nonperforming loans                   0   1,526,687         0    1,526,687
  Total assets at fair value   $      0  $5,393,350  $      0   $5,393,350

The carrying amount and estimated fair value of the Corporation's assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2009 and December 31, 2008.

                                  September 30, 2009     December 31, 2008

                                 Carrying  Estimated    Carrying  Estimated
                                  Amount  Fair Value     Amount  Fair Value
                                (Dollars in thousands) (Dollars in thousands)
Assets:
 Cash and cash equivalents       $ 12,694  $ 12,694     $  7,500  $  7,500
 Investment securities available
  for sale                         78,674    78,674       83,212    83,212
 Investment securities held to
  maturity                          9,653     9,926       12,108    12,174
 Federal Home Loan Bank stock       1,650     1,650        1,618     1,618
 Loans                            154,948   151,256      146,694   147,282
Liabilities:
 Deposits                         223,154   223,829      214,541   215,349
 Federal funds purchased                0         0          430       430
 FHLB advances                     26,000    28,638       25,000    25,817

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

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Lowndes, Thomas, and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have four full service banking facilities, a loan production office, and six automated teller machines.
                                     -18-

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we have continued with our plans to expand geographically and established a loan production office in Valdosta, Georgia, in the first quarter of 2008. We have established leadership in place in Valdosta and have purchased a permanent site for a branch bank. We have broken ground and have begun the construction phase of our branch bank building which we expect to be in operation in the latter half of 2010.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. For example, after reaching a high of 5.25%, the Federal Reserve Bank decreased the overnight borrowing rate for banks by 5% to a range of 0% to .25% from September 2007 to December 2008. The Federal funds rate remained at this low level during the first nine months of 2009.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rates changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services. Noninterest income was 52% of third quarter 2009 net interest income and 28% of third quarter 2009 total revenue.

At September 30, 2009, the majority of non-performing assets included one large loan placed on interest nonaccrual in late 2007. This loan was partially charged-off during the fourth quarter of 2008 and was moved to other real estate owned in the second quarter of 2009. This foreclosed commercial property is now under construction and the costs of improvements were fully funded in the third quarter of 2009.


                                     -19-

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

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of September 30, 2009 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2009, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably
                                     -20-

likely to have a material adverse effect on the Corporation's liquidity or operations. At September 30, 2009, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2009, total capital increased $1.7 million to $25 million and increased $2.1 million from the same period last year. The stock repurchase program, adopted by the Board in January 2000, expired during the first quarter of last year. As part of its capital management planning, the Corporation and its Board of Directors elected not to extend the authorization of the stock repurchase program. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.99% as of September 30, 2009. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2009, was $467 thousand compared with a net loss of $2.67 million for the same period in 2008. Last year's third quarter results were negatively impacted by a $4.11 million non-cash loss related to the impairment of equity securities and a $1.00 million loss sustained by the commercial mortgage banking subsidiary. The recent quarter's results benefited from higher noninterest income combined with reductions in salary and employee benefits of $264 thousand, or 13%, in the recent quarter helped to offset the effect of a $140 thousand provision for loan loss.

On a per share basis, net income for the third quarter was $.18 per diluted share compared with a loss of $1.05 per diluted share for the same quarter in 2008. The weighted average common diluted shares outstanding for the third quarters of 2008 and 2009 were 2.548 million.

For the first nine months of 2009, net income was $1.107 million compared with net loss of $1.163 million for the same period in 2008. Earnings per diluted share for the first nine months of 2009 were $0.43 compared with a loss per diluted share of $0.46 for the same period in 2008. Negatively impacting the 2009 year-to-date results were a $677 thousand decline in income from mortgage banking services and a $386 thousand increase in loan loss provision. The first nine months of 2008 were impacted by the unusual losses at our mortgage banking subsidiary and by the impairment of equity securities.

                                     -21-

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended September 30, 2009.

                                3rd Qtr  2nd Qtr  1st Qtr  4th Qtr  3rd Qtr
                                 2009     2009     2009     2008     2008
Return on average total assets   0.67%    0.38%    0.56%   (0.17)%  ( 3.99)%
Return on average total equity   7.71%    4.37%    6.48%   (2.02)%  (42.53)%
Average shareholders' equity
 to Average total assets         8.70%    8.66%    8.62%    8.61%     9.37%
Net interest margin
 (tax equivalent)                4.13%    4.12%    4.07%    4.26%     4.19%

Comparison of Statements of Income for the Quarter

Noninterest income, which was 27.5% of the Company's total revenue for the quarter, increased to $1.29 million when compared with a negative $2.84 million for the third quarter of 2008. Mortgage banking services revenue, which is a large contributor to noninterest income, decreased $6 thousand, remaining relatively flat when compared to the same period in 2008. The mortgage banking business services a $381 million portfolio of non-recourse loans. Trust services and retail brokerage services revenue decreased $32 thousand, or 40%, and $33 thousand, or 38.1%, respectively, in the third quarter of 2009. These decreases were offset by an increase in service charges on deposit accounts of $72 thousand, or 18.0%, when compared with last year's third quarter. A recent change in our service charge rate structure on deposit accounts influenced the increase.

Total interest income decreased $311 thousand, or 8.4%, for the three months ended September 30, 2009 compared with the same period in 2008. Interest on deposits in other banks and Federal funds sold decreased $6 thousand, and interest on investment securities decreased $305 thousand. Lower interest on investment securities was mainly due to a $14 million decline in average securities compared with the same period last year. This decrease in investment securities was due to the maturing or calling of $20.3 million of U.S. Government Agency and municipal securities, most of which were called by the issuers during the first half of 2009.

Total interest expense decreased $373 thousand, or 29%, in the third quarter of 2009 compared with the same period in 2008. Interest on deposits decreased $339 thousand, or 32.3%, during the third quarter of 2009 reflecting lower interest rates compared with the third quarter of 2008. The average rate paid on average time deposits has decreased 138 basis points since September 30, 2008. Interest on total borrowings decreased $34 thousand, or 14.3%, compared with the same quarter in 2008.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $2.491 million for the third quarter of 2009 compared with $2.429 million in the 2008 third quarter as lower costs of borrowings as well as lower costs of deposits more than offset the decline in interest income. Net interest income after provision for loan losses for the third quarter of 2009 was $2.351 million compared with $2.429 million for the same period in 2008. The provision for loan losses increased to $140 thousand compared with no

                                     -22-

provision for loan losses during last year's third quarter.  The
Corporation's net interest margin was 4.13% for the third quarter of 2009, compared with 4.19% for the same period in 2008.

Total noninterest expense decreased 28.6% to $3.020 million from $4.232 million for the third quarter of last year. The bulk of this decrease resulted from the $1.002 million loss related to mortgage banking services in third quarter 2008, as our commercial mortgage banking subsidiary sustained a loss from the cost of covering the shortfall realized by participant banks on the sale of a foreclosed commercial property. Excluding this $1.002 million loss, total noninterest expense improved $211 thousand over last year's third quarter. The majority of the improvement was in salary and employee benefits which reduced by $264 thousand, or 13%, compared with the third quarter 2008. This decrease was mainly due to staff reductions. Also, occupancy expense was less than the previous year amount due to a reduction in office facility. Other operating expense includes increases in the FDIC insurance assessment of $87 thousand and legal expenses of $41 thousand when compared to third quarter 2008. Data processing expense remained relatively flat at $170 thousand for the third quarter of 2009.

Comparison of Statements of Income for the Nine-month Period

For the first nine months of 2009, noninterest income was $3.72 million, up from $358 thousand in the same period of 2008. Excluding last year's loss on the impairment of equity securities of $4.11 million, 2009 year-to-date noninterest income was down $745 thousand when compared with the same period last year. The majority of the decline was a result of a drop in mortgage banking services revenue of $677 thousand, or 39.5%, when compared with same period last year. Other contributing factors include income from insurance services which decreased $67 thousand and revenue from trust services and retail brokerage services which decreased $55 thousand and $85 thousand, respectively. These decreases were partially offset by an increase in service charges on deposit accounts of $116 thousand in the first nine months of 2009, when compared with the same period last year.

Total interest income for the first nine months of 2009 decreased $1.306 million when compared with the same period in 2008. This decrease in the nine-month period of 2009 was primarily due to an $881 thousand decrease in interest on investment securities related to an $18.6 million average lower volume of securities. Interest on Federal funds sold and deposits in other banks decreased $357 thousand compared with the first nine months of 2008. This decrease was mainly related to the lower interest rate environment. During the first nine months of 2009, the Federal Reserve Bank maintained short-term interest rates at a range of 0% to 0.25% after decreasing 4% from the beginning of 2008 through December 2008.

Total interest expense for the nine-month period ended September 30, 2009 decreased $1.508 million or 35%, compared with the same period in 2008. The decrease in interest expense was primarily related to lower interest paid on interest-bearing deposits of $1.292 million, or 36.7%, compared with the nine-month period of 2008 reflecting lower interest rates. Interest on borrowings decreased $216 thousand, or 27.3%, for the first nine months of 2009 compared with the same period last year.

Net interest income for the first nine months of 2009 was 2.8% higher at $7.316 million compared with $7.113 million for the same period in 2008, mainly as a result of lower interest paid on deposits and borrowings. Net interest income after provision for loan losses was $6.930 million for the
                                     -23-

first nine months of 2009 compared with $7.113 for the same period in 2008.
A provision for loan losses of $386 thousand was recognized in the first nine months of 2009 mostly due to loan charge-offs recognized during the year. Showing an improvement of 15 basis points, net interest margin was 4.11% for the first nine months of 2009 compared with the same period a year ago.

Noninterest expense decreased $826 thousand for the first nine months of 2009 compared with the same period last year. The bulk of this decrease occurred as a result of the $1.002 million loss related to mortgage banking services in third quarter 2008, as our commercial mortgage banking subsidiary sustained a loss from the cost of covering the shortfall realized by participant banks on the sale of a foreclosed commercial property. Excluding the loss, noninterest expense increased $176 thousand when compared with the same period in 2008. Driving this increase were other operating expenses which were higher due to increased legal and FDIC insurance fees of $774 thousand and $341 thousand, respectively. Other increases are noted in data processing and equipment expenses due to an increase in operation. These increases were partially offset by reductions in salary and employee benefits, occupancy expense and amortization of intangible assets. Salary and employee benefits were reduced by $628 thousand, or 11.4% during the first nine months of 2009. This decrease was mainly due to a reduction in staff and benefit plan expenses. Occupancy expense decreased due to a reduction in office facility. Also, the amortization of intangible assets decreased $19 thousand due to the intangible assets related to the purchase of the commercial mortgage banking subsidiary were fully amortized in 2008.

Comparison of Financial Condition Statements

At September 30, 2009, total assets were $278.4 million, up $11.1 million from December 31, 2008. This increase was primarily due to loan and core deposit growth. Total net loans increased $13.9 million, or 9.8%, to $154.9 million compared with $141.1 million at September 30, 2008. Year-over-year quarter-end total deposits were up $14.1 million, or 6.7%, to $223.2 million. Premises and equipment increased due to the $1.6 million purchase of land in Valdosta, Georgia that will be the site of a new bank branch in 2010. These increases were partially offset by a decline of $7 million in investment securities. This decrease in investment securities was due to the maturing or calling of $20.3 million of U.S. Government Agency and municipal securities, most of which were called by the issuers during the first half of 2009 as well as $8 million in principal payments from mortgage-backed securities. The proceeds from these called investment securities were reinvested in $20 million in new securities.

The Corporation's loan portfolio of $157.4 million increased from the December 31, 2008, level of $149.1 million. The loan growth was due to stronger demand in our local market and the addition of our loan production office in Valdosta, Georgia. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 56.5% of total assets.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represent 33.8% of total assets. Investment securities decreased $7 million and short-term investments increased $4.2 million since December 31, 2008. This resulted in an overall decrease in investments of $2.8 million.


                                     -24-

Deposits increased to $223.2 million at the end of the third quarter of 2009, up $8.6 million from the end of 2008. The bulk of the deposit growth was in time and money market accounts. At September 30, 2009, total deposits represented 80.1% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

                                        September 30, December 31, September 30,
                                             2009         2008        2008
Advance from Federal Home Loan Bank with
 a 3.39% fixed rate ofinterest maturing
 August 20, 2018. (convertible to a
 variable rate at option of Federal
 Home Loan Bank on August 22, 2011).        5,000,000   5,000,000   5,000,000

Advance from Federal Home Loan Bank with
 a 3.85% fixed rate of interest maturing
 April 30, 2014.                           10,000,000           0           0

Advance from Federal Home Loan Bank with
 a 2.78% fixed rate of interest maturing
 September 10, 2018.  (convertible to a
 variable rate at option of Federal Home
 Loan Bank on September 10, 2010).                  0   5,000,000   5,000,000

Advance from Federal Home Loan Bank with
 a 1.57% fixed rate of interest maturing
 July 25, 2011.                             2,000,000           0           0

Advance from Federal Home Loan Bank with
 a 2.23% fixed rate of interest maturing
 July 30, 2012.                             2,000,000           0           0

Advance from Federal Home Loan Bank with
 a 2.79% fixed rate of interest maturing
 July 29, 2013.                             2,000,000           0           0

Total long-term debt                      $21,000,000 $10,000,000 $10,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.54% of total loans outstanding at September 30, 2009, compared with 1.59% of loans outstanding at December 31, 2008 and 1.66% at September 30, 2008. Nonperforming assets totaled $3.9 million at September 30, 2009, or 1.94% of total assets, compared with $3.7 million in nonperforming assets,
                                     -25-

or 1.4% of total assets at September 30, 2008. The level of nonperforming assets was due primarily to one large foreclosed commercial property valued at $3.7 million. That property has been under construction and the costs of improvements are now fully funded. Management considers the allowance for loan losses as of September 30, 2009, adequate to cover potential losses in the loan portfolio.

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

Financial instruments whose contract amounts      September 30, September 30,
 represent credit risk (dollars in thousands):        2009          2008
Commitments to extend credit                        $ 11,724      $ 20,841
Standby letters of credit and financial guarantees  $     10      $     10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At September 30, 2009, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.74%, which is more than 57 percent in excess of the regulatory standard for a "well-capitalized" bank. Southwest Georgia Financial Corporation's and Southwest Georgia Bank's risk based capital ratios are shown in the following table.

                           Risk Based Capital Ratios

                            Southwest Georgia
                          Financial Corporation    Regulatory Guidelines
                                                   For Well     Minimum
Risk Based Capital Ratios  September 30, 2009     Capitalized  Guidelines
Tier 1 capital                   14.49%               6.00%      4.00%
Total risk based capital         15.74%              10.00%      8.00%
Tier 1 leverage ratio             8.85%               5.00%      3.00%

                        Southwest Georgia Bank     Regulatory Guidelines
                                                   For Well     Minimum
Risk Based Capital Ratios  September 30, 2009     Capitalized  Guidelines
Tier 1 capital                   13.84%               6.00%      4.00%
Total risk based capital         15.09%              10.00%      8.00%
Tier 1 leverage ratio             8.45%               5.00%      3.00%
                                     -26-

In March of 2009, the Corporation suspended its quarterly cash dividend. This decision enables the Corporation to have financial flexibility by retaining equity necessary to support efforts to capture greater market share and expand outside of its historic footprint. Conditions will be evaluated quarterly, and when the economic environment stabilizes, the Corporation will consider a cash dividend payout.

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

The Corporation uses a number of tools to measure interest rate risk. One of the indicators for the Corporation's interest rate sensitivity position is the measurement of the difference between its rate-sensitive assets and rate-sensitive liabilities, referred to as the "gap." A gap analysis displays the earliest possible repricing opportunity for each asset and liability category based upon contractual maturities and repricing. As of September 30, 2009, the Corporation's one-year cumulative rate-sensitive assets represented 112% of the cumulative rate-sensitive liabilities compared with 95% at the same period a year ago. This level of cumulative gap is a result of the
                                     -27-

Corporation's management of its exposure to interest rate risk. We are asset-sensitive at the one year gap position compared with our liability sensitivity in the third quarter of the previous year. These changes in assets and liabilities occurred mainly in: (1) increase in short-term investments, and a (2) increase in long-term debt. This asset sensitive position will create potential higher earnings for the Corporation in a rising interest rate environment. All interest rates and yields do not adjust at the same velocity; therefore, the interest rate sensitivity gap is only a general indicator of the potential effects of interest rate changes on net interest income. The Corporation's asset and liability mix is monitored ensuring the effects of interest rate movements in either direction are not significant over time.

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


Date:  November 16, 2009