Form 10-K
period 2009-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2010-03-31
CIK 315849

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                   Form 10-K

     [X]  Annual report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                  For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ]  No [ ]

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

Large accelerated filer [ ]  Accelerated filer         [ ]
Non-accelerated filer   [ ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  Yes [ ]     No [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2009: $15,530,713 based on 1,917,372 shares at the price of $8.10 per share.

As of March 23, 2010, 2,547,837 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for the 2010 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.


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

The Corporation's primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. ("Empire"), a commercial mortgage banking firm located in Baldwin County, and a loan production office located in Lowndes County. Currently, the Bank is constructing a new full-service banking center in Lowndes County that will replace the loan production office. The Corporation's executive office is
located at 201 First Street,   S. E., Moultrie, Georgia 31768, and its
telephone number is (229) 985-1120.

All references herein to the Corporation include Southwest Georgia Financial Corporation, the Bank, and Empire, unless the context indicates a different meaning.

General

The Corporation is a registered bank holding company. All of the Corporation's activities are currently conducted by the Bank and Empire. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, VISA business accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust and investment division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the trust and investment area has a securities sales department which offers full-service brokerage through a third party service provider. The Bank operates Southwest Georgia Insurance Services Division, an insurance agency that offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, is a commercial mortgage banking firm that offers commercial mortgage banking services. The Bank operates a loan production office in Valdosta, Georgia which will be replaced by a full-service banking center in the second quarter of 2010.

Markets

The Corporation conducts banking activities in multiple counties in southwest Georgia. Agriculture plays an important part in the economy of the Bank's market area. A large portion of Georgia's produce crops, which include turnips, cabbage, sweet potatoes, and squash, and producers of tobacco, peanuts, and cotton are grown in the Bank's market area. In addition, manufacturing firms, service industries, and retail stores employ a large number of residents in the Bank's market area. Apparel, lumber and wood products, and textile manufacturers are among the various types of manufacturers located in the Bank's market area. Empire provides mortgage banking services which includes underwriting, construction, and long-term financing of commercial properties principally throughout the Southeastern United States.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2009, the Corporation's deposit base, totaling $235,431,011, consisted of $41,021,846 in noninterest-bearing demand deposits (17.4% of total deposits), $70,769,089 in interest-bearing demand deposits including money market accounts (30.1% of total deposits), $21,364,824 in savings deposits (9.1% of total deposits), $72,085,244 in time deposits in amounts less than $100,000 (30.6% of total deposits), and $30,190,008 in time deposits of $100,000 or more (12.8% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank's customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis.
 At December 31, 2009, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 6.3%, 77.6% and 16.1%, respectively, of the Bank's total loan portfolio.

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

Servicing and Origination Fees on Loans

The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and are recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2009, Bank revenue received from mortgage banking services was $1,327,193 compared with $2,020,988 in 2008. All of this income was from Empire except for $109,517 in 2009 and $29,432 in 2008, which was mortgage banking income from the Bank.

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

Employees

The Bank had 110 full-time employees at December 31, 2009. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition

The banking business is highly competitive. The Bank and Empire compete with other depository institutions and other financial service organizations, including brokers, finance companies, savings and loan associations, credit unions and certain governmental agencies. The Bank ranks fifth out of seventeen banks in a five county region (Baker, Brooks, Colquitt, Thomas, and Worth) in deposit market share.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Deposit Insurance Corporation (the "FDIC") has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2009, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $945,494 thousand. For 2009, the Corporation's cash dividend payout to stockholders was $178,349 thousand which was declared in 2008.

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

To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2009 and 2008, the most recent notifications from the FDIC categorized the Bank as "well capitalized" under current regulations.

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

Temporary Liquidity Guarantee Program.

On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program ("TLG Program"). The TLG Program was announced by the FDIC on October 14, 2008, preceded by the determination of systemic risk by Treasury, as an initiative to counter the system-wide crisis in the nation's financial sector. Under the TLG Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions and (ii) provide unlimited FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC-insured institutions through June 30, 2010. After which time the coverage will return to $250,000 limit until December 30, 2013. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. The Corporation elected to participate in only the full FDIC deposit insurance coverage for noninterest-bearing transaction deposit accounts and others.

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

Available Information

The Corporation is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports, proxy statements, and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549. Copies of the reports, proxy statements, and other information may be obtained from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330. The SEC maintains an Internet website at www.sec.gov where you can access reports, proxy, information and registration statements, and other information regarding corporations that file electronically with the SEC through the EDGAR system.

The Corporation's Internet website address is www.sgfc.com.

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation and their ages, positions, and terms of office as of March 31, 2010, are as follows:

Name (Age)                 Principal Position                   Officer Since

DeWitt Drew                Chief Executive Officer and President     1999
  (53)                     of the Corporation and Bank

John J. Cole, Jr.          Executive Vice President of the           1984
  (60)                     Corporation and Executive Vice
                           President and Cashier of the Bank

C. Wallace Sansbury        Executive Vice President of the           1996
  (67)                     Corporation and Bank

George R. Kirkland         Senior Vice President and Treasurer       1991
  (59)                     of the Corporation and Senior Vice
                           President and Comptroller of the Bank

R. L. (Andy) Webb, Jr.     Senior Vice President of the Bank         1994
  (61)

Geraldine Ferrone Luff     Senior Vice President of the Bank         1995
  (63)

J. Larry Blanton           Senior Vice President of the Bank         2000
  (63)

Vayden (Sonny) Murphy, Jr. Senior Vice President of the Bank         2000
  (57)

Morris I. Bryant           Senior Vice President of the Bank         2004
  (68)

Alphonso A. Howell, III    Senior Vice President of the Bank         2008
  (55)

Danny E. Singley           Senior Vice President of the Bank         2002
  (55)

Charles R. Lemons          President and CEO of Empire               2007
  (58)



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

Mr. Kirkland became Senior Vice President and Treasurer of the Corporation and Senior Vice President and Comptroller of the Bank in 1993.

Mr. Webb became Senior Vice President of the Bank in 1997. Previously, he had been Vice President of the Bank since 1994 and, prior to that, Assistant Vice President of the Bank since 1984.

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

Mr. Singley became Senior Vice President of the Bank in 2008. Previously, he had been Vice President of the Bank since 2002.

Mr. Lemons became President and CEO of Empire in 2008 and served as Executive Vice President of Empire since 2007. Previously, he was employed by Branch Banking & Trust Co. from 1992 to 2006.


Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2009, 2008, and 2007, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

                                          Year Ended December 31, 2009
                                        Average
                                        Balance       Interest     Rate
                                               (Dollars in thousands)
ASSETS
Cash and due from banks                $  7,638      $    -          - %

Earning assets:
  Interest-bearing deposits with banks   13,045            33      0.25%
  Loans, net (a) (b) (c)                150,683         9,619      6.38%
  Taxable investment securities
   held to maturity                      69,701         3,299      4.73%
  Nontaxable investment securities
   held to maturity (c)                   6,817           391      5.74%
  Nontaxable investment securities
   available for sale (c)                 9,578           725      7.57%
  Other investment securities             1,538             5      0.33%
  Federal funds sold                         65             0      0.00%

    Total earning assets                251,427        14,072      5.60%
Premises and equipment                    7,089
Other assets                             12,008

Total assets                           $278,162

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits   $ 38,895      $    -          - %

Interest-bearing liabilities:
  NOW accounts                           19,700            35      0.18%
  Money market deposit accounts          46,773           157      0.34%
  Savings deposits                       21,552           109      0.51%
  Time deposits                          99,665         2,584      2.59%
  Federal funds purchased                   146             1      0.69%
  Other borrowings                       23,104           786      3.41%

    Total interest-bearing liabilities  210,940         3,672      1.74%
Other liabilities                         4,097

    Total liabilities                   253,932

Common stock                              4,294
Surplus                                  31,702
Retained earnings                        14,348
Less treasury stock                     (26,114)

    Total shareholders' equity           24,230

Total liabilities and shareholders'
 equity                                $278,162      $ 10,400      4.14%
Net interest income and margin

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees of $504 thousand.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 %.

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

                                                                     Due To
                                                                  Changes In (a)
                                                        Increase
                                        2009     2008  (Decrease) Volume    Rate
                                              (Dollars in thousands)
Interest earned on:
 Interest-bearing deposits with banks $    33  $   290  $(  257)  $  54  $(  311)
 Loans, net (b)                         9,619    9,605       14     106   (   92)
 Taxable investment securities
  held to maturity                      3,299    4,121   (  822)   (673)  (  149)
 Nontaxable investment securities
  held to maturity (b)                    391      333       58      65   (    7)
 Nontaxable investment securities
  available for sale (b)                  725    1,146   (  421)   (356)  (   65)
 Other investment securities                5       64   (   59)   (  4)  (   55)
 Federal funds sold                         0       90   (   90)   ( 44)  (   46)
       Total interest income           14,072   15,649   (1,577)   (852)  (  725)

Interest paid on:
 NOW accounts                              35       61   (   26)   (  3)  (   23)
 Money market deposit accounts            157      365   (  208)      8   (  216)
 Savings deposits                         109      232   (  123)   (  4)  (  119)
 Time deposits                          2,584    3,768   (1,184)    130   (1,314)
 Federal funds purchased                    1       23   (   22)   ( 13)  (    9)
 Other borrowings                         786    1,022   (  236)   ( 70)  (  166)
       Total interest expense           3,672    5,471   (1,799)     48   (1,847)

Net interest earnings                 $10,400  $10,178  $   222   $(900) $ 1,122

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b) Reflects taxable equivalent adjustments using a tax rate of 34 % for 2009 and 2008 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

                                                                     Due To
                                                                  Changes In (a)
                                        2008     2007   Increase
                                                       (Decrease)  Volume    Rate
                                              (Dollars in thousands)
Interest earned on:
 Interest-bearing deposits with banks $   290  $   174  $   116   $   149  $(   33)
 Loans, net (b)                         9,605   10,352   (  747)      686   (1,433)
 Taxable investment securities
  held to maturity                      4,121    4,535   (  414)   (2,527)   2,113
 Nontaxable investment securities
  held to maturity (b)                    333      307       26        27   (    1)
 Nontaxable investment securities
  available for sale (b)                1,146      901      245        62      183
 Other investment securities               64      121   (   57)   (   20)  (   37)
 Federal funds sold                        90        0       90        90        0
       Total interest income           15,649   16,390   (  741)   (1,533)     792

Interest paid on:
 NOW accounts                              61      263   (  202)   (  113)  (   89)
 Money market deposit accounts            365      605   (  240)   (  639)     399
 Savings deposits                         232      399   (  167)   (    8)  (  159)
 Time deposits                          3,768    4,316   (  548)      104   (  652)
 Federal funds purchased                   23      101   (   78)   (   24)  (   54)
 Other borrowings                       1,022    1,289   (  267)   (  308)      41
       Total interest expense           5,471    6,973   (1,502)   (  988)  (  514)

Net interest earnings                 $10,178  $ 9,417  $   761   $(  545) $ 1,306

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b) Reflects taxable equivalent adjustments using a tax rate of 34 % for 2008 and 2007 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                           Year Ended December 31,
                                            2009      2008      2007
                                           (Dollars in thousands)
Securities held to maturity:
U.S. Government Agencies                 $    998  $  5,996  $ 82,991
State and municipal                         9,003     6,112     5,235
Residential mortgage-backed                14,194         0         0
     Total securities held to maturity   $ 24,195  $ 12,108  $ 88,226

Securities available for sale:
U.S. Government Agencies                 $      0  $ 15,036  $ 17,890
State and municipal                         5,945    10,768    12,973
Residential mortgage-backed                50,041    50,011       295
Corporate notes                             5,877     7,284         0
Equity securities                             145       113        30
     Total securities available for sale $ 62,008  $ 83,212  $ 31,188

The total investment portfolio decreased to $87,853,321 from $96,938,621 at year-end 2009 compared with year-end 2008, a decrease of $9,085,300, or 9.3%.
 The majority of this decrease was due to maturities and calls of approximately $25,000,000 of U.S. Government Agency and tax-free municipal securities. Also, there were $9,593,965 sales of longer-term residential mortgage-backed securities, corporate notes and preferred stock for a gain of $255,324. The residential mortgage-backed securities principal paydowns were approximately $10,000,000. The Bank reinvested $35,995,038 of these funds mainly in short-term government sponsored residential mortgage-backed securities. Other purchases were of state and municipal securities.

The following table shows the expected maturities of debt securities at December 31, 2009, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Mortgage backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancings and other early payoffs.

                                                      MATURITY
                                              After One       After Five
                                Within        But Within      But Within        After
                               One Year       Five Years      Ten Years       Ten Years

                            Amount  Yield   Amount  Yield   Amount  Yield   Amount  Yield
                                          (Dollars in thousands)
Debt Securities:
U.S. Government Agencies    $    0    - %  $   998  4.13%  $     -    - %  $     -    - %
State and municipal          2,610  5.96%    9,070  6.06%    3,269  4.77%        -    - %
Residential mortgage backed      0    - %       73  6.40%   10,137  3.63%   54,024  4.22%
Corporate notes                  -    - %    1,989  5.41%    3,888  6.84%        -    - %

     Total                  $2,610  5.96%  $12,130  5.80%  $17,294  4.57%  $54,024  4.22%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2009 and 2008, securities carried at approximately $41,314,406 and $69,395,794, respectively, were pledged to secure public and trust deposits as required by law. At year-end 2009, approximately $12 million was overpledged and could be released if necessary for liquidity needs. In 2009, we no longer pledged securities to secure Federal Home Loan Bank advances. In 2008, securities carried at $28,615,000 were pledged to secure these advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

                                       Year Ended December 31,
                              2009     2008     2007     2006     2005

                                        (Dollars in thousands)
Commercial, financial and
 agricultural              $ 25,731 $ 26,375 $ 21,851 $ 20,938 $ 12,370
Real estate:
 Construction loans          15,597   18,357   11,564   13,238   10,669
 Commercial mortgage loans   50,337   43,054   38,038   45,506   33,869
 Residential loans           51,314   45,192   31,936   31,942   33,773
 Agricultural loans           7,225    8,640    7,258    5,576    5,851
Consumer & Other             10,056    7,481    8,397    8,336    8,143
       Total loans          160,260  149,099  119,044  125,536  104,675
Less:
Unearned income                  30       29       36       44       40
Allowance for loan losses     2,533    2,376    2,399    2,417    2,454
       Net loans           $157,697 $146,694 $116,609 $123,075 $102,181

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2009.

                                                 Commercial,
                                                  Financial
                                              Agricultural, and
                                                 Construction
                                             (Dollars in thousands)
Distribution of loans which are due:
    In one year or less                          $  12,443
    After one year but within five years            24,049
    After five years                                 4,837

             Total                               $  41,329

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2009.

                                Loans With
                               Predetermined    Loans With
                                   Rates      Floating Rates      Total
                                         (Dollars in thousands)
Commercial, financial,
 agricultural and construction   $ 20,031        $ 8,855         $ 28,886

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

                                      Nonperforming loans
                  Nonaccrual  Past-Due  Renegotiated    Potential            Foreclosed
                    Loans      Loans       Loans      Problem Loans   Total    Assets

                                              (Dollars in thousands)
December 31, 2009  $ 1,521    $    0      $    62        $     0     $ 1,583   $ 3,832
December 31, 2008  $ 2,732    $    0      $   168        $     0     $ 2,900   $   211
December 31, 2007  $ 3,222    $    0      $    69        $    49     $ 3,340   $    98
December 31, 2006  $ 2,347    $   10      $    19        $    70     $ 2,446   $     0
December 31, 2005  $   103    $    5      $    52        $   172     $   332   $     0

At December 31, 2009, there was one large agricultural real estate loan that was placed in nonaccrual loans in September 2009. Items in foreclosed assets include one large $3,655,989 commercial property that is now under construction and costs of improvements were fully funded in the third quarter of 2009. Also, in foreclosed assets are two residential properties valued at $175,673.

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

                                                 Year Ended December 31,

                                      2009      2008      2007      2006      2005
                                                  (Dollars in thousands)
Average loans outstanding           $153,149  $134,602  $127,267  $119,213  $104,552

Amount of allowance for loan
 losses at beginning of period      $  2,376  $  2,399  $  2,417  $  2,454  $  2,507

Amount of loans charged off
 during period:
  Commercial, financial and
   agricultural                            0         0         0         0        24
  Real estate:
     Commercial                            0       785         0         0         0
     Residential                         147         0         7         0        51
     Agricultural                          0         0         0         0         0
     Installment                         281        87        45        60       151

  Total loans charged off                428       872        52        60       226

Amount of recoveries during period:
  Commercial, financial and
   agricultural                            0         0         0         0         1
  Real estate:
     Commercial                            0         2         1         0        61
     Residential                           0         0         0         0         1
     Agricultural                          0         0         0         0         0
     Installment                          49        22        33        23        30

  Total loans recovered                   49        24        34        23        93

Net loans charged off during period      379       848        18        37       133
Additions to allowance for loan
 losses charged to operating
 expense during period                   536       825         0         0        80

Amount of allowance for loan losses
 at end of period                   $  2,533  $  2,376  $  2,399  $  2,417  $  2,454

Ratio of net charge-offs during
 period to average loans
 outstanding for the period              .25%      .63%      .01%      .03%      .13%

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

                     December 31, 2009  December 31, 2008  December 31, 2007
                                  % of               % of               % of
                                 Total              Total              Total
    Category         Allocation  Loans  Allocation  Loans  Allocation  Loans
                                     (Dollars in thousands)
Commercial, financial
 and agricultural     $  589     18.5%    $ 449     18.9%    $  441    18.4%
Real estate:
 Construction            203      9.7%      292     12.3%       233     9.7%
 Commercial              852     31.4%      687     28.9%       768    32.0%
 Residential             702     32.1%      720     30.3%       643    26.8%
 Agricultural             96      4.5%      138      5.8%       146     6.1%
Installment               91      3.8%       90      3.8%       168     7.0%

     Total            $2,533    100.0%   $2,376    100.0%    $2,399   100.0%

                     December 31, 2006  December 31, 2005
                                  % of               % of
                                 Total              Total
    Category         Allocation  Loans  Allocation  Loans
                           (Dollars in thousands)
Commercial, financial
 and agricultural     $  403     16.7%   $  290     11.8%
Real estate:
 Construction            254     10.5%      250     10.2%
 Commercial              875     36.2%      793     32.3%
 Residential             614     25.4%      793     32.3%
 Agricultural            106      4.4%      137      5.6%
Installment              165      6.8%      191      7.8%

     Total            $2,417    100.0%   $2,454    100.0%

The calculation is based upon total loans including unearned interest. Management believes that the portfolio is diversified and, to a large extent, secured without undue concentrations in any specific risk area. Control of loan quality is regularly monitored by management, the loan committee, and is reviewed by the Bank's Board of Directors which meets monthly. Independent external review of the loan portfolio is provided by examinations conducted by regulatory authorities. The amount of additions to the allowance for loan losses charged to operating expense for the periods indicated were based upon many factors, including actual charge offs and evaluations of current economic conditions in the market area. Management believes the allowance for loan losses is adequate to cover any potential loan losses.

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

                                   Year Ended December 31,
                                  2009       2008       2007
                                   (Dollars in thousands)
Noninterest-bearing
 demand deposits              $  38,895  $  36,613  $  36,060

NOW accounts                     19,700     20,567     48,601
Money market deposit accounts    46,773     45,749     21,257
Savings                          21,552     21,935     22,371
Time deposits                    99,665     96,454     94,238

   Total interest-bearing       187,690    184,705    186,467

   Total average deposits     $ 226,585  $ 221,318  $ 222,527

The maturity of certificates of deposit of $100,000 or more as of December 31, 2009, are presented below.

                                                  (Dollars in thousands)
3 months or less                                          $   9,006
Over 3 months through 6 months                                5,049
Over 6 months through 12 months                              11,131
Over 12 months                                                5,004

  Total outstanding certificates of
   deposit of $100,000 or more                            $  30,190

Return on Equity and Assets

Certain financial ratios are presented below.

                                 Year Ended December 31,
                             2009        2008        2007
Return on average assets     0.65%      ( .46)%       .60%

Return on average equity     7.48%      (5.04)%      6.17%

Dividend payout ratio
 (dividends paid
  divided by net income)     9.84%         NA*      83.96%

Average equity to average
 assets ratio                8.71%       9.21%       9.68%

* Dividend payout ratio can not be calculated due to net loss.

Forward-Looking Statements

In addition to historical information, this 2009 Annual Report contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

These factors include risks related to:
   * the conditions in the financial markets and economic conditions generally;
   * the Corporation's ability to raise capital;
   * the Corporation's liquidity;
   * the Corporation's construction and land development loans;
   * asset quality;
   * the adequacy of the allowance for loan losses;
   * technology difficulties or failures;
   * the Corporation's ability to execute its business strategy;
   * the loss of key personnel;
   * competition;
   * changes in regulation and monetary policy;
   * losses due to fraudulent and negligent conduct of customers, service providers or employees;
   * acquisitions or dispositions of assets or internal restructuring that may be pursued by the Corporation;
   * changes in or application of environmental and other laws and regulations to which the Corporation is subject;
   * political, legal and local economic conditions and developments;
   * financial market conditions and the results of financing efforts;
   * changes in commodity prices and interest rates; and
   * weather, natural disasters and other catastrophic events; and other factors discussed in the Corporation's other filings with the Securities and Exchange Commission.

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

As a bank holding company, adverse conditions in the general business or economic environment could have a material adverse effect on the Corporation's financial condition and results of operation.

Continued weakness or adverse changes in business and economic conditions generally or specifically in the markets in which the Corporation operates could adversely impact our business, including causing one or more of the following negative developments:

  * a decrease in the demand for loans and other products and services offered by the Corporation;
  * a decrease in the value of the Corporation's loans secured by consumer or commercial real estate;
  * an impairment of the Corporation's assets, such as its intangible assets, goodwill, or deferred tax assets; or
  * an increase in the number of customers or other counterparties who default on their loans or other obligations to the Corporation, which could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.

For example, if the Corporation is unable to continue to generate, or demonstrate that it can continue to generate, sufficient taxable income in the near future, then it may not be able to fully realize the benefits of its deferred tax assets and may be required to recognize a valuation allowance, similar to an impairment of those assets, if it is more-likely-than-not that some portion of the Corporation's deferred tax assets will not be realized. Such a development, or one or more other negative developments resulting from adverse conditions in the general business or economic environment, some of which are described above, could have a material adverse effect on the Corporation's financial condition and results of operations.

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

Liquidity is essential to the Corporation's businesses and it relies on external sources to finance a significant portion of our operations.

Liquidity is essential to the Corporation's businesses. The Corporation's capital resources and liquidity could be negatively impacted by disruptions in its ability to access these sources of funding. With increased concerns about bank failures, traditional deposit customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Corporation's subsidiary bank in an effort to ensure that the amount that they have on deposit is fully insured. In addition, the cost of brokered and other out-of-market deposits and potential future regulatory limits on the interest rate the Corporation may pay for brokered deposits could make them unattractive sources of funding. Factors that the Corporation cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair its ability to raise funding. Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and, given recent downturns in the economy, there may not be a viable market for raising short or long-term debt or equity capital. In addition, the Corporation's ability to raise funding could be impaired if lenders develop a negative perception of its long-term or short-term financial prospects. Such negative perceptions could be developed if the Corporation is downgraded or put on (or remain on) negative watch by the rating agencies, suffers a decline in the level of its business activity or regulatory authorities take significant action against it, among other reasons. If the Corporation is unable to raise funding using the methods described above, it would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. The corporation may be unable to sell some of its assets, or it may have to sell assets at a discount from market value, either of which could adversely affect its results of operations and financial condition.

The Corporation's construction and land development loans are subject to unique risks that could adversely affect earnings.

The Corporation's construction and land development loan portfolio was $15.6 million at December 31, 2009, comprising 9.7% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers' ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

Recent performance may not be indicative of future performance.

Various factors, such as economic conditions, regulatory and legislative considerations, competition and the ability to find and retain talented people, may impede the Corporation's ability to remain profitable.

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

The Bank's loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation's operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2009, the Corporation recorded an allowance for possible loan losses of $2.53 million, compared with $2.38 million for the year ended December 31, 2008. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

The Corporation's banking operations are located in southwest Georgia. Because of the geographic concentration of its operations, the Corporation's success significantly depends largely upon economic conditions in this area, which include volatility in the agricultural market, influx and outflow of major employers in the area, minimal population growth throughout the region.
 Deterioration in economic conditions in the communities in which the Corporation operates could adversely affect the quality of the Corporation's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

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

All the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in each of the Baker County, Thomas County, and Worth County branch offices, and one additional automated teller machine located in Doerun, Georgia. These automated teller machines are linked to the STAR network of automated teller machines. The Bank also leases space for a loan production office in Valdosta, Georgia. Management expects the loan production office to become a full-service banking center in the second quarter of 2010.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation, the Bank and Empire are defendants in various legal proceedings incidental to their business. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

The Corporation's common stock trades on the NYSE Amex under the symbol "SGB". The closing price on December 31, 2009, was $8.99. Below is a schedule of the high and low stock prices for each quarter of 2009 and 2008.

                                         2009

For The
 Quarter 	Fourth		Third		Second		First
High            $10.00          $ 9.25          $ 9.90          $10.84

Low             $ 7.42          $ 4.65          $ 7.42          $ 7.25

                                          2008

For The
 Quarter 	Fourth		Third		Second		First

High            $15.60          $17.60          $18.50          $18.53

Low		$10.40		$14.95		$16.25		$15.75

As of December 31, 2009, there were 533 record holders of the Corporation's common stock. Also, there were approximately 400 additional shareholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation's common stock were $.07 per share in 2009 (declared in December 2008) and $.56 per share in 2008. Our dividend policy objective is to pay out a portion of earnings in dividends to our shareholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation's Board of Directors after consideration of various factors, which include the Corporation's financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount bank of dividends that can be paid without regulatory approval. See "Business - Payment of Dividends". The Corporation and its predecessors have paid cash dividends for the past eighty consecutive years.

Because of our strong capital condition, we continued through 2008 the stock repurchase program that began in January 2000. In 2008, 1,800 shares were repurchased through the repurchase program and in 2007, 95,286 shares were repurchased. A total of 709,181 shares have been repurchased since the beginning of the repurchase program. The stock repurchase program was not extended by the Board of Directors at their January 2008 meeting. This stock purchase program is still postponed.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2009, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan. No additional option shares can be granted under the Key Individual Stock Option Plan.

                   Number of Securities
                    to be Issued upon     Weighted Average    Number of Securities Remaining
                       Exercise of        Exercise Price of    Available for Future Issuance
Plan Category       Outstanding Options  Outstanding Options  Under Equity Compensation Plans
Equity compensation
 plans approved
 by shareholders(1)        25,100               $16.21                        0
Equity Compensation
 Plans Not Approved
  by Shareholders(2)            0                 0.00                        0
      Total                25,100               $16.21                        0

(1)	The Key Individual Stock Option Plan
(2)	Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past four years.

Performance Graph

The following graph compares the cumulative total shareholder return of the Corporation's Common Stock with The Carson Medlin Company's Independent Bank Index and the S&P 500 Index. The Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 25 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The comparison assumes $100 was invested January 1, 2005, and that all semi-annual and quarterly dividends were reinvested each period. This comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2004.

The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Corporation's Common Stock.

                                    2004   2005   2006   2007   2008   2009
SOUTHWEST GEORGIA FINANCIAL CORP.   100     99     89     85     51     44
INDEPENDENT BANK INDEX              100    108    125     91     73     85
S&P 500 INDEX                       100    105    121    128     81    102

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information about the Corporation, see selected statistical information on pages 12 - 29 of this report on Form 10-K.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we have continued with our plans to expand geographically with a new full-service banking center in Valdosta, Georgia. We have leadership in place and have begun to add additional staff. The branch is scheduled to open during the second quarter of 2010.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after reaching a high of 5.25%, in 2007, the Federal Reserve Bank decreased the overnight borrowing rate for banks by 5% to a range of 0% to 0.25% in September 2007. The historically low level remained throughout 2009.

Our profitability is impacted also by operating expenses such as salaries, employee benefits, occupancy, and income taxes. Our lending activities are significantly influenced by regional and local factors such as changes in population, competition among lenders, interest rate conditions and prevailing market rates on competing uses of funds and investments, customer preferences and levels of personal income and savings in the Corporation's primary market area.

To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change. In addition, broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. As a result of broadening our revenue sources, in 2009, noninterest income was more than 27.0% of the Corporation's total revenue, whereas in 2008 noninterest income only accounted for 8.9% of the Corporation's total revenue.

The financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and impacted the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment also increased significantly.
The Corporation was not immune to these adverse economic conditions, as non performing assets increased to $5.353 million at the end of 2009. The increase was due to funding the remaining construction costs of a loan carried in other real estate and a $1.283 million loan that was placed on nonaccrual status in the third quarter of 2009. These two relationships accounted for ninety-three percent of all non performing assets. Settlement is expected to occur late in the first quarter or early in the second quarter of 2010 on the large nonaccrual loan.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation's results of operations. We believe that the allowance for loan losses as of December 31, 2009 is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

Net income for 2009 was $1.8 million, an increase of approximately $3.1 million when compared with a net loss of $1.3 million in 2008. This increase in net income is largely attributable to lower salary and employee benefits of $792 thousand and higher net interest income resulting primarily from lower interest paid on interest bearing liabilities. Net interest income was partially offset by a loan loss provision of $536 thousand in 2009. Net income in 2008 was impacted by a $4.11 million non-cash loss related to the impairment of equity securities, a $979 thousand loss at the Corporation's mortgage banking subsidiary and a 2008 fourth quarter charge-off of $785 thousand and related loan loss provision of $825 thousand. On a per share basis, we had a net income of $0.71 per diluted share for 2009 compared with a net loss of $0.50 per diluted share for 2008.

Net loss for 2008 was $1.3 million, a decrease of approximately $3.0 million when compared with net income of $1.7 million in 2007. The decrease in annual net income in 2008 was largely attributable to a $4.11 million non-cash loss on the impairment of equity securities and a $1.002 million loss at our mortgage banking subsidiary recognized during the third quarter of 2008. The non-cash loss on the impairment of equity securities was due to the devaluation of Fannie Mae and Freddie Mac preferred stock that we held in our security portfolio. These securities lost value as a result of the U.S. Government's actions to place these government sponsored enterprises in conservatorship, and mark-to-market accounting rules require such a non-cash impairment loss to be reported through income. The loss related to the mortgage banking subsidiary was realized as a result of covering other shortfalls of participant banks from a sale of foreclosed commercial property. Also, negatively impacting net income was a provision for loan losses of $825 thousand taken during the fourth quarter of 2008. This provision resulted from a $785 thousand partial charge-off related to a large
commercial real estate loan.   These decreases in net income were partially
offset by an increase in net interest income of $688 thousand mainly attributed to lower interest expense on deposits. On a per share basis, we had a net loss in 2008 of $0.50 per diluted share compared with net income of $0.66 per diluted share for 2007.

We measure our performance on selected key ratios, which are provided for the last three years in the following table:

                                                      2009     2008     2007
Return on average total assets                        0.65%   ( .46)%    .60%
Return on average shareholders' equity                7.48%   (5.04)%   6.17%
Average shareholders' equity to average total assets  8.71%    9.21 %   9.68%
Net interest margin (tax equivalent)                  4.14%    4.04 %   3.62%

Net Interest Income

Net interest income after the provision for loan losses increased $614 thousand, or 7.0%, to $9.39 million for 2009 as compared with 2008. Reduced interest paid on deposits and borrowings of $1.54 million and $258 thousand, respectively, due to a lower interest rate environment more than offset the $1.47 million decline in total interest income. The Corporation recognized a $536 thousand provision for loan losses in 2009, compared with a provision for loan losses of $825 thousand in 2008. The average rate paid on average time deposits of $99.7 million decreased 132 basis points compared with 2008. Interest income from investment securities decreased by $1.15 million due to a lower average volume of securities of $17.7 million, and interest on deposits in other banks also decreased by $257 thousand. Interest and fees on loans increased by $20 thousand to $9.52 million.

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

These decreases in interest income in 2008 were offset by $1.5 million in lower interest expense on interest-bearing liabilities. The bulk of this decrease was in interest on deposits due to a declining interest rate environment. The average rate paid on average time deposits of $96 million decreased 67 basis points compared with 2007.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin improved to 4.14% for 2009, a 10 basis point increase from 2008. Net interest margin was 4.04% for 2008, a 42 basis point increase from 3.62% in 2007. This improvement in margin was impacted by the lower interest rate environment on interest-bearing deposits along with the volume growth in loans.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

                                           2009             2008             2007
                                                     (Dollars in thousands)
                                      Amount % Change  Amount % Change  Amount % Change
Service charges on deposit accounts   $1,766    9.8 % $ 1,608 (  7.4)% $ 1,736    1.2 %
Income from trust services               213 ( 20.8)      269 (  5.9)      286 (  3.1)
Income from retail brokerage services    266 ( 22.0)      341 (  1.5)      346   16.9
Income from insurance services         1,069 (  3.0)    1,102 (  4.2)    1,150 (  1.5)
Income from mortgage banking services  1,327 ( 34.3)    2,021 ( 28.2)    2,814 ( 29.3)
Gain (loss) on the sale or
 abandonment of assets                     0 (100.0)       13     NM    (   97)    NM
Gain (loss) on the sale of
 credit card portfolio                     0    0.0         0 (100.0)      248  100.0
Gain (loss) on the sale of securities    255  100.0         0    0.0         0  100.0
Gain (loss) on the impairment
 of equity securities                      0  100.0    (4,105)(100.0)        0    0.0
Other income                             228    0.8       226 (  2.6)      232   12.1

Total noninterest income              $5,124  247.4 % $ 1,475 ( 78.0)% $ 6,715 (  5.6)%

*NM = not meaningful

For 2009, noninterest income was $5.12 million compared with $1.48 million for 2008. Excluding last year's loss on the impairment of equity securities of $4.11 million, 2009 year-to-date noninterest income was down $456 thousand when compared with the same period last year. The decline primarily resulted from a drop in mortgage banking services revenue of $694 thousand, or 34.3%. Other contributing factors included income from trust services and retail brokerage services which decreased $56 thousand and $75 thousand, respectively. These decreases were partially offset by an increase in service charges on deposit account of $158 thousand and the $255 thousand gain on the sale of securities in 2009.

For 2008, total noninterest income was $1.48 million compared with $6.72 million for 2007. The majority of the decline was a result of the $4.11 million non-cash loss on the impairment of Fannie Mae and Freddie Mac preferred stock recognized in the third quarter of 2008. The securities lost value as a result of the U.S. Government's actions to place these government sponsored enterprises in conservatorship. In addition, mortgage banking services income decreased $793 thousand, or 28.2%, in 2008, as the credit crisis has made the mortgage funding environment challenging and has restricted loan opportunities. Revenue from service charges on deposit accounts decreased $128 thousand, and income from insurance services and trust services decreased $48 thousand and $17 thousand, respectively, when compared with the same period last year.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

                                       2009               2008              2007
                                                 (Dollars in Thousands)
                                  Amount % Change    Amount % Change   Amount % Change
Salaries and employee benefits   $ 6,360  ( 11.1)%  $ 7,152    2.0 %  $ 7,011  (  3.6)%
Occupancy expense                    846  (  2.0)       863    2.7        840     0.6
Equipment expense                    667  (  3.9)       694    7.1        648     2.7
Data processing expense              686     6.7        643  ( 6.3)       686  (  1.2)
Amortization of intangible assets    208  (  8.4)       227  (51.4)       467  ( 49.1)
Losses related to mortgage
 banking services                      0  (100.0)       979  (38.3)     1,587   100.0
Other operating expenses           3,425    30.2      2,631   11.3      2,364  ( 10.2)
Total noninterest expense        $12,192  (  7.6)%  $13,189  ( 3.0)%  $13,603     4.8 %

Total noninterest expense decreased $1.0 million to $12.2 million in 2009 compared with the same period of the prior year, primarily due to a mortgage banking services loss of $979 thousand that was recognized in 2008. Salary and employee benefits declined $792 thousand in 2009. Occupancy and equipment expense decreased by $17 thousand and $27 thousand, respectively. Offsetting these decreases were other operating expenses which were higher due to increased legal and FDIC insurance fees of $675 thousand and $416 thousand, respectively. The increased legal fees resulted from the mortgage banking service's associated insurance claim. The FDIC increased the quarterly assessments by $294 thousand, plus a special assessment of $122 thousand.

Total noninterest expense decreased $414 thousand to $13.2 million in 2008 compared with the same period of the prior year. The major cause of the decrease in noninterest expense was a reduction in losses related to mortgage banking services of $608 thousand in 2008. The decline of amortization of intangible assets of $240 thousand reflects the full amortization of the mortgage banking intangibles in 2008. These decreases were partially offset by increases in salaries and employee benefits and other operating expenses.
 The increase in salaries and employee benefits was primarily due to the settlement of a compensation agreement and the staffing of our new loan production office in Valdosta, Georgia. Other operating expenses were up due to higher legal fees as they related to mortgage banking services as well as incremental operating expenses related to the new Valdosta loan production office.

The efficiency ratio (noninterest expense divided by total noninterest income plus net interest income), a measure of productivity, decreased to 78.5% for 2009, from 113.2% for 2008 and 84.3% for 2007. The higher efficiency ratio in 2008 was primarily due to the loss related to mortgage banking services and lower revenue as a result of the non-cash impairment loss recognized on equity securities. Excluding these items, the adjusted efficiency ratio for 2008 would have been lower at 77.3% compared with 113.2%.

Federal Income Tax Expense

The Corporation had an expense of $508 thousand for federal income taxes in 2009 compared with a benefit of $1.66 million and an expense of $307 thousand for the years ending December 31, 2008, and 2007, respectively. These amounts resulted in an effective tax rate of 21.9%, (56.4)%, and 15.2%, for 2009, 2008, and 2007, respectively. See Note 10 of the Corporation's Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

During 2009, total average assets increased $2.7 million, or 1.0%, to $278.2 million, as compared with 2008. The increase in total average assets is primarily attributable to Valdosta's full-service branch construction and increase in foreclosed assets. The Corporation's earning assets, which include loans, investment securities, deposits with banks, and federal funds sold averaged $251.4 million in 2009, a slight decrease from $252.2 million in 2008. This decrease was primarily the result of decreased average volume in investment securities However, the earning asset mix shifted towards higher average loans. For 2009, average earning assets were comprised of 60% loans, 35% investment securities, and 5% federal funds sold and balances with banks. The ratio of average earning assets to average total assets decreased slightly to 90.4% for 2009 compared with 91.6% for 2008.

Loans

Loans are one of the Corporation's largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2009, average loans represented 60% of average earning assets and 54% of average total assets.

The composition of the Corporation's loan portfolio at December 31, 2009, 2008, and 2007 was as follows:

                            2009             2008             2007
                                    (Dollars in Thousands)
   Category            Amount % Change  Amount % Change  Amount % Change
Commercial, financial,
 and agricultural     $ 25,731 ( 2.4)% $ 26,375  20.7 % $ 21,851   4.4 %
Real estate:
 Construction           15,597 (15.0)%   18,357  58.7 %   11,564 (12.6)%
 Commercial             50,337  16.9 %   43,054  13.2 %   38,038 (16.4)%
 Residential            51,314  13.6 %   45,192  41.5 %   31,936     0 %
 Agricultural            7,225 (16.4)%    8,640  19.0 %    7,258  30.2 %
Installment             10,056  34.4 %    7,481 (10.9)%    8,397   0.7 %
Total loans           $160,260   7.5 % $149,099  25.3 % $119,044 ( 5.2)%

Total loans increased $11 million while average total loans increased $18.5 million in 2009 compared with 2008. The increase in loan demand was primarily due to installment and commercial real estate loans. Of the $11.0 million increase in loans, $6 million originated in the Valdosta, Georgia market where we opened a loan production office in 2008. The ratio of total loans to total deposits at year end decreased to 68.1% in 2009 compared with 69.5% in 2008. The loan portfolio mix at year end 2009 consisted of 9.7% loans secured by construction real estate, 31.4% loans secured by commercial real estate, 32.0% of loans secured by residential real estate, and 4.5% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 16.1% and installment loans to individuals for consumer purposes of 6.3%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation's loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2009.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on nonaccruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $2.533 million, or 1.6% of total loans outstanding, as of December 31, 2009. This level represented a $157 thousand increase from the corresponding 2008 year-end amount which was also 1.6% of
total loans outstanding.   We determined to increase the allowance for loan
losses in response to the market and economic environment.

There was a provision for loan losses of $536 thousand in 2009 compared with a provision for loan losses of $825 thousand in 2008. The higher 2008 provision was primarily related to a partial charge-off of a large commercial real estate loan in the fourth quarter of 2008. See Note 3 of the Corporation's Notes to Consolidated Financial Statements for details of the changes in the allowance for loan losses.

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

The following table summarizes the contractual maturity of investment securities as of December 31, 2009:

Amounts Maturing In:                 Securities         Securities
(Dollars in Thousands)           Available for Sale   Held to Maturity
One year or less                     $       0           $       0
After one through five years             7,322               3,921
After five through ten years             8,690              10,477
After ten years                         45,850               9,797
Equity securities                          146                   0
Total investment securities          $  62,008           $  24,195

The total investment portfolio decreased to $87.9 million from $96.9 million at year-end 2009 compared with year-end 2008, a decrease of $9.0 million, or 9.3%. This decrease was primarily due to maturities and calls of approximately $25 million of U.S. Government Agency and tax-free municipal securities. Also, the portfolio experienced $10.0 million in sales of longer-term residential mortgage-backed securities, corporate notes and preferred stock for a gain of $255 thousand. The residential mortgage-backed securities principal paydowns were approximately $10 million. The Bank reinvested $36 million of these funds mainly in short-term government sponsored residential mortgage-backed securities. Other purchases were of state and municipal securities. The average total investment portfolio decreased $17.8 million to $87.6 million in 2009 compared with $105.4 million for 2008.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, renegotiated loans, potential problem loans and property acquired by foreclosure. The level of nonperforming assets increased $2.4 million at year-end 2009 compared with year-end 2008. This increase was primarily due to one large foreclosed commercial property as well as another large loan placed on interest nonaccrual in the third quarter of 2009 that is awaiting settlement. The large foreclosed property was and remains under construction and the costs of improvements are now fully funded. Nonperforming assets were approximately $5.353 million, or 1.84% of total assets as of December 31, 2009, compared with $2.942 million, or 1.10% of total assets at year-end 2008.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2009, average deposits increased compared with 2008, from $221.3 million to $226.6 million. This average deposit growth occurred primarily in time deposits and noninterest-bearing deposits. Also, many of our NOW accounts with low transaction volume were reclassified during 2009 and 2008 to money market accounts which resulted in a change in the deposit mix. The reclassification is an accounting transaction and does not impact customer account balances or their FDIC coverage. As a result of the low rate environment, balances in our commercial customers' money market accounts were reduced by the end of the year. As of December 31, 2009, the Corporation had a total of $30.2 million in certificates of deposit of $100,000 or more.
This was a 5.0% increase from the $28.8 million total in 2008.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2009, the Corporation borrowed $9 million from the Federal Home Loan Bank and repaid $8 million of short-term advances. During 2010, $5 million of advances is expected to be repaid. Total long-term advances with the Federal Home Loan Bank were $21 million at December 31, 2009. Details on the Federal Home Bank advances are presented in Note 8 to the financial statements.

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

The Consolidated Statement of Cash Flows details the Corporation's cash flows from operating, investing, and financing activities. During 2009, operating and financing activities provided cash flows of $24.3 million, while investing activities used $8.5 million resulting in an increase in cash and cash equivalents balances of $15.8 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Corporation's deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 87.2% of total deposits on December 31, 2009, compared with 86.6% in 2008.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss.
The Corporation had no investment securities maturing within one year or less on December 31, 2009. However, the Corporation has $2.6 million of state and municipal securities callable at the option of the issuer and approximately $10.4 million of annual cash flow in principal reductions from payments of mortgage-backed securities.

Due to the 5% drop in the short-term rate by the Federal Reserve since September 2007, $90.1 million of our callable securities were called in 2008 and $19.7 million were called in 2009. We have reinvested these proceeds from called investment securities in new loans, new investment securities, and for repayment of our short-term and long-term debt obligations. During the third quarter of 2008, we recognized a non-cash loss on the impairment of Fannie Mae and Freddie Mac preferred stock of $4.11 million. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation's liquidity or operations.

Contractual Obligations

The chart below shows the Corporation's contractual obligations and commercial commitments, and its scheduled future cash payments under those commitments as of December 31, 2009.

The majority of the Corporation's outstanding contractual obligations are long-term debt. The remaining contractual obligations are comprised of telephone operating leases, purchase obligations for data processing services, and a rental agreement for our loan production office in Valdosta, Georgia. We have no capital lease obligations.

                                           Payments Due by Period
                                         Less
Contractual Obligations                 than 1   1-3     4-5    After 5
(Dollars in Thousands)          Total    year   years   years    years
Long-term debt                $ 21,000 $     0 $ 4,000 $ 12,000 $ 5,000
Operating leases                    15       5      10        0       0
New building - Valdosta          1,560   1,560       0        0       0
Total contractual obligations $ 22,575 $ 1,565 $ 4,010 $ 12,000 $ 5,000

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

Financial instruments whose contract amounts
represent credit risk (Dollars in Thousands):        2009       2008
Commitments to extend credit                      $ 12,961   $ 18,885
Standby letters of credit                         $     10   $     10

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 8.71% in 2009 and 9.21% in 2008. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8% total risk-based ratio, of which 4% must consist primarily of tangible common shareholders' equity (Tier I capital) or its equivalent. Also, the regulations require a financial institution to maintain a 3% leverage ratio. At year-end 2009, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 16.15%, a Tier I risk-based capital ratio of 14.90%, and a leverage ratio of 8.83%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios for year-end 2009 and 2008 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

                                                            Minimum     Minimum
                                                          Regulatory   For Well
Risk Based Capital Ratios   Dec. 31, 2009  Dec. 31, 2008  Guidelines  Capitalized
Tier I capital                  14.90%         14.31%        4.00%       6.00%
Total risk-based capital        16.15%         15.55%        8.00%      10.00%
Leverage                         8.83%          8.72%        3.00%       5.00%

Interest Rate Sensitivity

The Corporation's most important element of asset/liability management is the monitoring of its sensitivity and exposure to interest rate movements which is the Corporation's primary market risk. We have no foreign currency exchange rate risk, commodity price risk, or any other material market risk.
 The Corporation has no trading investment portfolio, nor do we have any interest rate swaps or other derivative instruments.

Our primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, we seek to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. We attempt to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation's interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by the Bank. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Corporation uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The Corporation also maintains an investment portfolio that receives monthly cash flows from mortgage-backed securities principal payments, and staggered maturities which provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution's interest rate sensitivity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is filed herewith.

Management's Report on Internal Control over Financial Reporting

     Management of Southwest Georgia Financial Corporation and subsidiaries (the "Corporation") is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
     Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2009. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.
     Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with U.S. generally accepted accounting principles and include, as necessary, best estimates and judgments by management.




       /s/ DeWitt Drew                  /s/ George R. Kirkland
       DeWitt Drew                      George R. Kirkland
       President and                    Senior Vice President and
       Chief Executive Officer          Treasurer



March 31, 2010

Thigpen, Jones, Seaton & Co., P.C.

CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders of Southwest
  Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.


/s/ Thigpen, Jones, Seaton & Co., PC
Dublin, Georgia
March 19, 2010

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2009 and 2008

                                                   2009             2008
ASSETS
Cash and due from banks                      $  10,049,545    $   7,469,754
Interest-bearing deposits in other banks        13,246,872           29,930
Cash and cash equivalents                       23,296,417        7,499,684
Investment securities available for sale,
 at fair value                                  62,008,044       83,212,281
Investment securities to be held to
 maturity (fair value approximates
 $24,177,393 and $12,174,104)                   24,195,377       12,108,040
Federal Home Loan Bank stock, at cost            1,649,900        1,618,300
Loans, net of allowance for loan losses
 of $2,532,856 and $2,375,713                  157,697,397      146,693,628
Premises and equipment, net                      7,777,080        5,783,275
Foreclosed assets, net                           3,831,663          210,673
Intangible assets                                  848,514        1,056,152
Other assets                                     9,703,862        9,115,295
      Total assets                           $ 291,008,254    $ 267,297,328

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
   NOW accounts                              $  25,074,884    $  25,282,470
   Money market                                 45,694,205       35,700,805
   Savings                                      21,364,824       21,213,082
   Certificates of deposit $100,000 and over    30,190,008       28,755,297
   Other time accounts                          72,085,244       64,216,422
      Total interest-bearing deposits          194,409,165      175,168,076
   Noninterest-bearing deposits                 41,021,846       39,372,928
      Total deposits                           235,431,011      214,541,004
 Federal funds purchased                                 0          430,000
 Short-term borrowed funds                       5,000,000       15,000,000
 Long-term debt                                 21,000,000       10,000,000
 Other liabilities                               4,047,262        4,009,802
      Total liabilities                        265,478,273      243,980,806
Stockholders' equity:
 Common stock - $1 par value, 5,000,000
  shares authorized, 4,293,835 shares issued     4,293,835        4,293,835
 Additional paid-in capital                     31,701,533       31,701,533
 Retained earnings                              16,324,463       14,511,867
 Accumulated other comprehensive income       (    676,055)    (  1,076,918)
 Treasury stock, at cost 1,745,998 shares
  for 2008 and 2009                           ( 26,113,795)    ( 26,113,795)
      Total stockholders' equity                25,529,981       23,316,522
      Total liabilities and
       stockholders' equity                  $ 291,008,254    $ 267,297,328

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
             for the years ended December 31, 2009, 2008, and 2007

                                               2009          2008          2007
Interest income:
 Interest and fees on loans               $  9,523,822  $  9,504,120  $ 10,256,774
 Interest on debt securities:Taxable         3,299,150     4,122,439     4,536,729
 Interest on debt securities:Tax-exempt        735,987     1,001,078       798,961
 Dividends                                       4,564        62,602       119,088
 Interest on deposits in other banks            32,949       290,448       174,395
 Interest on other short-term investments           97        89,663           427
     Total interest income                  13,596,569    15,070,350    15,886,374
Interest expense:
 Deposits                                    2,884,601     4,425,598     5,583,588
 Federal funds purchased                           994        22,513       100,542
 Other short-term borrowings                   169,286       768,750       594,358
 Long-term debt                                617,302       252,791       694,642
     Total interest expense                  3,672,183     5,469,652     6,973,130
     Net interest income                     9,924,386     9,600,698     8,913,244
Provision for loan losses                      535,709       825,454             0
     Net interest income after provision
      for loan losses                        9,388,677     8,775,244     8,913,244
Noninterest income:
 Service charges on deposit accounts         1,765,854     1,608,243     1,735,430
 Income from trust services                    212,445       269,319       286,217
 Income from brokerage services                266,137       341,466       346,255
 Income from insurance services              1,069,301     1,101,690     1,150,336
 Income from mortgage banking services       1,327,193     2,020,988     2,814,065
 Net gain (loss) on disposition of assets          349        12,500    (   96,925)
 Gain on sale of credit card portfolio               0             0       247,531
 Net gain (loss) on sale of securities         255,324             0             0
 Net loss on the impairment of
  equity securities                                  0   ( 4,104,901)            0
 Other income                                  227,691       225,544       232,150
     Total noninterest income                5,124,294     1,474,849     6,715,059
Noninterest expense:
 Salaries and employee benefits              6,359,949     7,152,574     7,011,376
 Occupancy expense                             846,383       862,590       839,603
 Equipment expense                             666,779       693,762       647,561
 Data processing expense                       686,149       642,682       686,078
 Amortization of intangible assets             207,638       226,943       467,416
 Losses related to mortgage banking                  0       978,513     1,587,253
 Other operating expenses                    3,425,138     2,631,061     2,363,965
     Total noninterest expenses             12,192,036    13,188,125    13,603,252

     Income (loss) before income taxes       2,320,935   ( 2,938,032)    2,025,051
Provision (benefit) for income taxes           508,339   ( 1,659,458)      306,943
     Net income (loss)                    $  1,812,596  $( 1,278,574) $  1,718,108

Basic earnings per share:
 Net income (loss)                        $       0.71  $      (0.50) $       0.66
 Weighted average shares outstanding         2,547,837     2,547,926     2,583,932
Diluted earnings per share:
 Net income (loss)                        $       0.71  $      (0.50) $       0.66
 Weighted average shares outstanding         2,547,837     2,552,486     2,593,021

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             for the years ended December 31, 2009, 2008, and 2007
                                                                          Accumulated                   Total
                                  Common     Additional     Retained     Comprehensive    Treasury   Stockholders'
                                   Stock   paid-in capital  Earnings        Income          Stock       Equity
Balance at Dec. 31, 2006        $4,288,555   $31,644,063   $16,763,299    $(482,588)   $(24,256,410)  $27,956,919
Net Income                               -             -     1,718,108            -               -     1,718,108
Comprehensive income:
 Changes in net gain(loss) on
  securities available for sale          -             -             -      239,980               -       239,980
 Changes in net gain(loss) on
  pension plan benefits                  -             -             -     (223,627)              -      (223,627)
Total comprehensive income                                                                              1,734,461
Common stock acquired
 through purchase program                -             -             -            -      (1,793,612)   (1,793,612)
Cash dividend declared
 $.56 per share                          -             -    (1,442,526)           -               -    (1,442,526)
Exercise and issuance of
 stock options                       5,280        57,470             -            -               -        62,750
Balance at Dec. 31, 2007         4,293,835    31,701,533    17,038,881     (466,235)    (26,050,022)   26,517,992
Net Income (loss)                        -             -    (1,278,574)           -               -    (1,278,574)
Comprehensive income:
 Changes in net gain(loss) on
  securities available for sale          -             -             -      374,129               -       374,129
 Changes in net gain(loss) on
  pension plan benefits                  -             -             -     (984,812)              -      (984,812)
Total comprehensive (loss)                                                                             (1,889,257)
Common stock acquired
 through purchase program                -             -             -            -         (63,773)      (63,773)
Cash dividend declared
 $.49 per share                          -             -    (1,248,440)           -               -    (1,248,440)
Balance at Dec. 31, 2008        $4,293,835   $31,701,533   $14,511,867  $(1,076,918)   $(26,113,795)  $23,316,522
Net Income                               -             -     1,812,596            -               -     1,812,596
Comprehensive income:
 Changes in net gain(loss) on
  securities available for sale          -             -             -      (23,267)              -       (23,267)
 Changes in net gain(loss) on
  pension plan benefits                  -             -             -      424,130               -       424,130
Total comprehensive income                                                                              2,213,459
Balance at Dec. 31, 2009        $4,293,835   $31,701,533   $16,324,463  $  (676,055)   $(26,113,795)  $25,529,981

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 2009, 2008, and 2007

                                                            2009           2008           2007
Cash flows from operating activities:
 Net income (loss)                                     $  1,812,596   $( 1,278,574)  $  1,718,108
 Adjustments to reconcile net income to
 net cash provided (used) by operating activities:
   Provision for loan losses                                535,709        825,454              0
   Depreciation                                             719,527        758,785        743,695
   Net amortization and (accretion) of
    investment securities                               (    26,809)   (    88,492)   (    10,494)
  Amortization of intangibles                               207,638        226,943        467,416
  Net loss (gain) on sale of credit card portfolio                0              0    (   247,531)
  Net loss (gain) on sale of equity securities and
   disposal of assets                                   (   255,673)   (    12,500)        96,925
  Net loss on the impairment of equity securities                 0      4,104,901              0
  Funds held related to mortgage banking activities         796,800    (   164,399)   (    88,006)
  Changes in:
     Other assets                                       (   819,007)   ( 1,221,312)   (   382,788)
     Other liabilities                                       61,630    (   366,726)   (   659,020)
     Net cash provided by operating activities            3,032,411      2,784,080      1,638,305

Cash flows from investing activities:
 Proceeds from calls and maturities of
  securities held to maturity                             5,000,000     77,000,000     14,125,435
 Proceeds from calls, paydowns, and
  maturities of securities AFS                           30,502,563     26,014,709      3,216,400
 Proceeds from sale of securities available for sale      9,849,289              0              0
 Purchase of securities held to maturity                (17,100,452)   (   877,133)             0
 Purchase of securities available for sale              (18,894,586)   (81,459,264)   (   512,300)
 Proceeds from sale of credit card portfolio                      0              0      1,805,006
 Net change in loans                                    (13,733,137)   (31,120,695)     2,269,484
 Expenditures for improvements to
  other real estate owned                               ( 1,427,679)             0              0
 Purchase of premises and equipment                     ( 2,713,333)   (   251,401)   (   459,142)
 Proceeds from sales of other assets                              0        102,500      2,455,493
     Net cash provided (used) for investing activities  ( 8,517,335)   (10,591,284)    22,900,376

Cash flows from financing activities:
 Net change in deposits                                  20,890,006    ( 2,251,686)   ( 9,916,422)
 Increase in federal funds purchased                    (   430,000)       430,000              0
 Payment of short-term debt and short-term
  portion of long-term debt                             ( 5,000,000)   (20,114,286)   (21,614,286)
 Proceeds from issuance of short-term debt                        0     10,000,000     11,500,000
 Proceeds from issuance of long-term debt                 6,000,000     10,000,000      5,000,000
 Cash dividends paid                                    (   178,349)   ( 1,427,335)   ( 1,427,920)
 Proceeds from the exercise of stock options                      0              0         62,750
 Payment for common treasury stock                                0    (    63,773)   ( 1,793,612)
     Net cash provided (used) for financing activities   21,281,657    ( 3,427,080)   (18,189,490)

Increase (decrease) in cash and cash equivalents         15,796,733    (11,234,284)     6,349,191
Cash and cash equivalents - beginning of year             7,499,684     18,733,968     12,384,777
Cash and cash equivalents - end of year                $ 23,296,417   $  7,499,684   $ 18,733,968

Cash paid during the year for:
 Income taxes                                          $          0   $          0   $    795,000
 Interest paid                                         $  3,746,676   $  5,633,283   $  6,993,730

NONCASH ITEMS:
Increase in foreclosed properties
 and decrease in loans                                 $  2,193,311   $    210,673   $  2,638,633
Unrealized gain(loss) on securities AFS                $(    35,212)  $    566,821   $    363,606
Unrealized gain(loss) on pension plan benefits         $    642,621   $( 1,492,140)  $(   338,829)
Net reclass between short and long-term debt           $  5,000,000   $          0   $          0

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

The Corporation's primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. in Milledgeville, Georgia, and a loan production office located in Lowndes County. We are currently building a full-service banking center in Valdosta, Georgia.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000 (up from $100,000) through December 31, 2013. Uninsured deposits aggregate to $1,780,913 at December 31, 2009.

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

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of three to five years.

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

The Corporation reports income under Accounting Standards Codification Topic 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

The Corporation and the Bank file a consolidated income tax return. The Bank computes its income tax expense as if it filed an individual return except that it does not receive any portion of the surtax allocation. Any benefits or disadvantages of the consolidation are absorbed by the parent company.
The Bank pays its allocation of federal income taxes to the parent company or receives payment from the parent company to the extent that tax benefits are realized.

The Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 ("FIN 48"), as of June 30, 2006. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Corporation's financial statement for the year ending December 31, 2009.

The Corporation recognizes penalties related to income tax matters in income tax expense. The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax periods ending December 31, 2009, 2008, and 2007.

The Corporation is currently undergoing an IRS examination for the tax years ending December 31, 2008 and 2007. A final notice of adjustment to quantify the additional tax liability has not been received from the examining authority and agreed to by the Corporation as of the date of the report. Initial proposed adjustments from the examiner approximated $330,000 and estimated penalties and interest on this amount will approximate $19,800. This amount is not material to the financial statements and has not been settled by the Corporation or the IRS as of the report date and thus, no FIN 48 liability has been recorded for the additional tax and interest and
penalties.   We are aware of no additional material uncertain tax positions which would require a FIN 48 liability to be recorded.

Recent Accounting Pronouncements

On June 30, 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which was subsequently incorporated into ASC Subtopic 105-10, Generally Accepted Accounting Principles - Overall. This guidance replaces The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification ("Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and does not have a material impact on our financial position or results of operations.

On May 28, 2009, the FASB issued SFAS No. 165, "Subsequent Events" (SFAS 165) which was codified into ASC 855. ASC 855 provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In addition, SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of ASC 855, effective September 30, 2009, did not impact the Corporation's financial condition and results of operations.

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 157-4 ("Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly") which was codified into ASC
820. This ASC provides guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. If it is determined that a transaction is not orderly, a reporting entity should place little, if any, weight on that transaction price when estimating fair value. The guidance in the ASC is effective for interim and annual periods ending after September 15, 2009 with early adoption permitted. The adoption of ASC 820 did not have an impact on our financial position or results of operation.

In April 2009, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 111, which amends Topic 5.M. in the Staff Accounting Bulletin Series entitled Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities ("Topic 5.M.") which was codified into ASC 320. ASC 320 maintains the SEC staff's previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. ASC 320 interpretive responded that the phrase "other than temporary" for equity securities classified as available-for-sale in FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, should not be interpreted to mean "permanent."

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2 ("Recognition and Presentation of Other-Than-Temporary Impairments") which was codified into ASC 320. This ASC changes the other-than-temporary impairment guidance for debt securities. Prior to issuance of this ASC, if a debt security was impaired and an entity had the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value, then the impairment loss was not recognized in earnings. The guidance of this ASC indicates that if an entity does not intend to sell an impaired debt security that the entity should assess whether it is more likely than not that it will be required to sell the security before recovery. If the entity more likely than not, will be required to sell the security before recovery, an other-than-temporary impairment has occurred that would be recognized in earnings. If an entity more likely than not will not be required to sell the debt security, but does not expect to recover its cost, the entity should determine whether a credit loss exists, and if so, the credit loss should be recognized in earnings and the remaining impairment should be recognized in other comprehensive income. The guidance in the ASC is effective for interim and annual periods ending after September 15, 2009 with early adoption permitted. The adoption of ASC 320 did not have an impact on our financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 ("Interim Disclosures about Fair Value of Financial Instruments") which was codified into ASC 825. Prior to issuing this ASC, fair values for financial assets and liabilities were only disclosed once a year. The ASC now requires disclosures of these fair values on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The guidance in the ASC is effective for interim and annual periods ending after September 15, 2009 with early adoption permitted. This ASC expands fair value annual disclosure to quarterly periods. The adoption of ASC 825 did not have an impact on our financial position or results of operation.

In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20." This FSP affects all entities with certain beneficial interests in securitized financial assets within the scope of EITF Issue No. 99-20. In determining other-than-temporary-impairment, Issue 99-20 requires reliance on market participant assumptions about future cash flows. While Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) ,which was codified into ASC 320, uses these same assumptions, it permits the use of reasonable management judgment on the probability that the holder will be unable to collect all amounts due. This ASC brings the impairment model on beneficial interest held by a transferor in securitized financial assets, to be similar to the impairment model of ASC 320. The ASC is effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.

In December 2008, the FASB issued FSP FAS 132(R)-1, "Employer's Disclosures about Postretirement Benefit Plan Assets" which was codified into ASC 715. This ASC amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. ASC 715 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The adoption of this standard did not have and impact on our financial position or results of operations.

On November 21, 2008 the FDIC adopted the final rule relating to the Temporary Liquidity Guarantee Program ("TLG Program") which is also a part of EESA. Under the TLG program the FDIC will (1) guarantee certain newly issued senior unsecured debt and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts, NOW accounts paying less than
0.5 percent interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010. The Corporation has elected to only participate in the full FDIC deposit insurance coverage program.

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

In October 2008, the FASB issued FSP No. FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" (FSP FAS 157-3) which was codified into ASC 820. This ASC provides additional guidance regarding application of ASC 820, "Fair Value Measurements," in an inactive market and illustrates how an entity would determine fair value when the market for a financial asset is not active. ASC 820 is effective immediately upon issuance and applies to prior periods for which financial statements have not been issued. We adopted the provisions of ASC 820 as of September 30, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 159 (The Fair Value Option for Financial Assets and Financial Liabilities) which was codified into ASC 825.
 The statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The effective date for entities that elect to apply its provisions is as of the beginning of an entity's first fiscal year that begins after November 15, 2007. The Corporation elected not to apply its provisions.

Trust Department

Trust income is included in the accompanying consolidated financial statements on the cash basis in accordance with established industry practices. Reporting of such fees on the accrual basis would have no material effect on reported income.

Servicing and Origination Fees on Loans

The Corporation from the Bank's subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC 860, they are insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2009, 2008, and 2007 were $148,478, $186,301 and $200,705, respectively.

2.  INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:
                                        Amortized   Unrealized  Unrealized   Estimated
                                           Cost        Gains      Losses     Fair Value
    December 31, 2009
State and municipal securities         $ 5,658,609  $  286,208   $       0  $ 5,944,817
Residential mortgage-backed securities  49,004,308   1,178,765     142,534   50,040,539
Corporate notes                          6,220,813     113,275     456,901    5,877,187
Equity securities                          234,664           0      89,163      145,501

    Total                              $61,118,394  $1,578,248   $ 688,598  $62,008,044

    December 31, 2008

U.S. Government Agency
 securities                            $15,000,000  $   36,000   $       0  $15,036,000
State and municipal securities          10,512,936     308,128      52,961   10,768,103
Residential mortgage-backed securities  48,562,332   1,449,116          80   50,011,368
Corporate notes                          7,941,486      69,038     726,874    7,283,650
Equity securities                          270,663           0     157,503      113,160

    Total                              $82,287,417  $1,862,282   $ 937,418  $83,212,281

Securities Held to Maturity:
                                        Amortized   Unrealized  Unrealized   Estimated
                                           Cost        Gains      Losses     Fair Value
December 31, 2009

U.S. Government Agency
 securities                            $   998,003  $   39,497   $       0  $ 1,037,500
State and municipal securities           9,003,644     198,009      40,896    9,160,757
Residential mortgage-backed securities  14,193,730           0     214,594   13,979,136

    Total                              $24,195,377  $  237,506   $ 255,490  $24,177,393

December 31, 2008

U.S. Government Agency
 securities                            $ 5,996,379  $  146,211   $       0  $ 6,142,590
State and municipal securities           6,111,661      62,073     142,220    6,031,514

    Total                              $12,108,040  $  208,284   $ 142,220  $12,174,104

At December 31, 2009, securities with a carrying value of $41,314,406 and a market value of $42,148,819 were pledged as collateral for public deposits and other purposes as required by law. Of these amounts, approximately $12,000,000 was overpledged and could be released if necessary for liquidity needs. At December 31, 2008, securities with a carrying value of $69,395,794 and a market value of $71,021,520 were pledged for public deposits and Federal Home Loan Bank advances. Starting in 2009, we no longer pledge securities to secure Federal Home Loan Bank advances instead we are pledging 1-4 family mortgage loans. The Federal Home Loan Bank requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2009 this stock investment was $1,649,900.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation's stockholders' equity at December 31, 2009.

The amortized cost and estimated fair value of securities at December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                  Amortized       Estimated
Available for Sale:                  Cost         Fair Value
Amounts maturing in:
  One year or less              $          0     $          0
  After one through five years     7,309,747        7,322,090
  After five through ten years     8,602,964        8,690,155
  After ten years                 44,971,019       45,850,297
     Total debt securities      $ 60,883,730     $ 61,862,542
     Equity securities               234,664          145,502
     Total AFS securities       $ 61,118,394     $ 62,008,044

                                  Amortized       Estimated
                                     Cost         Fair Value
Held to Maturity:
Amounts maturing in:
  One year or less              $          0     $          0
  After one through five years     3,921,028        4,048,133
  After five through ten years    10,476,879       10,476,730
  After ten years                  9,797,470        9,652,530

     Total HTM securities       $ 24,195,377     $ 24,177,393

For the years ended December 31, 2009, 2008, and 2007, proceeds from sales of securities available for sale amounted to $9,849,289, $0 and $0, respectively. Gross realized gains (losses) amounted to $255,324, $(4,104,901) and $0, respectively. The gain in 2009 was due to selling a portion of our longer-term residential mortgage-backed securities in order to shorten the duration of our earnings assets. The loss during 2008 was due to the impairment of equity securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2009                    Less Than Twelve Months  Twelve Months or More
                                        Gross                  Gross
                                      Unrealized     Fair    Unrealized     Fair
                                        Losses       Value     Losses       Value
Securities Available for Sale
Debt securities:
 U.S. Government Agency                 $      0  $         0  $      0  $        0
 State and municipal securities                0            0         0           0
 Residential mortgage-backed securities  142,534   13,564,481         0           0
 Corporate notes                               0            0   456,901   2,758,627
   Total debt securities                 142,534   13,564,481   456,901   2,758,627
Equity securities                              0            0    89,163     145,501
   Total securities available for sale  $142,534  $13,564,481  $546,064  $2,904,128

Securities Held to Maturity
 State and municipal securities         $ 13,022  $ 1,784,816  $ 27,874  $  557,125
 Residential mortgage-backed securities  214,594   13,979,136         0           0
   Total securities held to maturity    $227,616  $15,763,952  $ 27,874  $  557,125


December 31, 2008                    Less Than Twelve Months  Twelve Months or More
                                        Gross                  Gross
                                      Unrealized     Fair    Unrealized     Fair
                                        Losses       Value     Losses       Value

Securities Available for Sale
Debt securities:
 U.S. Government Agency                 $      0  $         0  $      0  $        0
 State and municipal securities           52,961      784,873         0           0
 Residential mortgage-backed securities       80       20,435         0           0
 Corporate notes                         726,874    5,181,330         0           0
   Total debt securities                 779,915    5,986,638         0           0
Equity securities                        157,503      113,160         0           0
   Total securities available for sale  $937,418  $ 6,099,798  $      0  $        0

Securities Held to Maturity
 U.S. Government Agency                 $      0  $         0  $      0  $        0
 State and municipal securities                0            0   142,220   3,549,538
   Total securities held to maturity    $      0  $         0  $142,220  $3,549,538

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

At December 31, 2009, the debt securities with unrealized losses have depreciated 2.6% from the Corporation's amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation's loan portfolio at December 31, 2009 and 2008 was as follows:

                                                    2009           2008
Commercial, financial and agricultural loans  $  25,731,119  $  26,374,950
Real estate:
  Construction loans                             15,597,473     18,357,251
  Commercial mortgage loans                      50,337,020     43,054,142
  Residential loans                              51,313,706     45,192,195
  Agricultural loans                              7,225,105      8,640,313
Deposit account overdrafts                           86,257        175,438
Consumer loans                                    9,969,346      7,304,646
      Loans Outstanding                         160,260,026    149,098,935

Unearned discount                              (     29,773)  (     29,594)
Allowance for loan losses                      (  2,532,856)  (  2,375,713)
      Net loans                               $ 157,697,397  $ 146,693,628

The Corporation's only significant concentration of credit at December 31, 2009, occurred in real estate loans which totaled approximately $124 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

At December 31, 2009 and 2008, impaired loans amounted to $1,756,997 and $2,428,095 respectively. Included in the allowance for loan losses was $0 related to impaired loans at December 31, 2009 and 2008. The amounts in the allowance for loan losses for impaired loans were primarily determined using the fair value of the loans' collateral.

For the years ended December 31, 2009 and 2008, the average recorded investment in impaired loans was $464,075 and $1,244,833, respectively. Interest income was recognized for cash payments received on loans while they were impaired of $7,853 and $0 for 2009 and 2008, respectively.

Loans placed on nonaccrual status amounted to $1,521,319 and $2,731,465 at December 31, 2009 and 2008 respectively. There were no past due loans over ninety days and still accruing at December 31, 2009 or 2008. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $116,781 and $256,978 as of year-end 2009 and 2008, respectively. In the third quarter of 2009, a $1,282,905 loan was placed on interest nonaccrual. Settlement is expected to occur late in the first quarter or early in the second quarter of 2010. At year-end 2008, there was one large $2,428,000 loan in nonaccrual loans that had a partial charge-off of $785,000 in the fourth quarter of 2008.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At December 31, 2009, $30,736,243 loans were pledged in this capacity.

Changes in the allowance for loan losses are as follows:

                                    2009         2008         2007
Balance, January 1              $ 2,375,713  $ 2,399,115  $ 2,417,140
Provision charged to operations     535,709      825,454            0
Loans charged off                (  427,841)  (  873,115)  (   52,758)
Recoveries                           49,275       24,259       34,733
Balance, December 31            $ 2,532,856  $ 2,375,713  $ 2,399,115

4.  PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2009 and 2008 are as follows:

                                   2009            2008
Land                          $  2,866,634    $  1,177,059
Building                         7,922,977       7,900,873
Furniture and equipment          6,698,338       6,506,423
Construction in process            727,578               0
                                18,215,527      15,584,355
Less accumulated depreciation  (10,438,447)    ( 9,801,080)
       Total                  $  7,777,080    $  5,783,275

Depreciation of premises and equipment was $719,527, $758,785 and $743,695 in 2009, 2008, and 2007, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, summary of significant accounting policies.

We are in the process of building a new full-service banking center in Valdosta, Georgia. This location is scheduled to open for business in the second quarter of 2010. As of December 31, 2009, building and land expenditures were $727,578 and $1,709,575, respectively. The total office building construction and equipment commitment currently stands at approximately $2,288,017.

5.  INTANGIBLE ASSETS

The following table lists the Corporation's intangible assets at December 31, 2009 and 2008. Core deposit premiums have 4-5 years of remaining amortization, and customers' account base have 3-4 years remaining amortization.

                                   2009         2008
Amortizing intangible assets
    Core deposit premiums       $ 754,788   $  936,529
    Customers' account base        93,726      119,623

    Total intangible assets     $ 848,514   $ 1,056,152

6.  DEPOSITS

At December 31, 2009, the scheduled maturities of certificates of deposit are as follows:

                          $ Amount
2010                  $  89,443,554
2011                     11,861,953
2012                        624,349
2013                        289,794
2014 and thereafter          55,602

       Total          $ 102,275,252

7.  SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2009, the Corporation did not have any federal funds purchased.
 Other short-term borrowed funds consist of Federal Home Loan Bank advances of $5,000,000 with interest at 2.78% as of December 31, 2009 and $15,000,000 with interest at 4.31% as of December 31, 2008.

Information concerning federal funds purchased and Federal Home Loan Bank short-term advances are summarized as follows:

                                             2009           2008
Average balance during the year         $  5,455,334   $ 17,831,984
Average interest rate during the year           3.12%          4.44%
Maximum month-end bal. during the year  $ 15,000,000   $ 31,230,000

8.  LONG-TERM DEBT

Long-term debt at December 31, 2009 and 2008 consisted of the following:

                                                      2009             2008
Advance from Federal Home Loan Bank
 with a 3.39% fixed rate of  interest
 maturing August 20, 2018. (convertible
 to a variable rate at  option of Federal
 Home Loan Bank on August 22, 2011).              $ 5,000,000      $ 5,000,000

Advance from Federal Home Loan Bank
 with a 3.85% fixed rate of interest
 maturing April 30, 2014.                          10,000,000                0

Advance from Federal Home Loan Bank
 with a 2.78% fixed rate of interest
 maturing September 10, 2018. (convertible
 to a variable rate at option of Federal
 Home Loan Bank on September 10, 2010).
 (transferred to short-term borrowings)                     0        5,000,000

Advance from Federal Home Loan Bank
 with a 1.57% fixed rate of interest
 maturing July 25, 2011.                            2,000,000                0

Advance from Federal Home Loan Bank
 with a 2.23% fixed rate of interest
 maturing July 30, 2012.                            2,000,000                0

Advance from Federal Home Loan Bank
 with a 2.79% fixed rate of interest
 maturing July 29, 2013.                            2,000,000                0

Total long-term debt                              $21,000,000      $10,000,000

The advances from Federal Home Loan Bank are collateralized by the pledging of 1-4 family residential mortgages. At December 31, 2009, 1-4 family residential mortgage loans with a lendable collateral value of $30,736,243 were pledged to secure these advances. In 2008, the advances were secured by investment securities with a carrying value of $28,615,000. At December 31, 2009, the Corporation had approximately $46,500,000 of unused lines of credit with the Federal Home Loan Bank.

The following are maturities of long-term debt for the next five years. At December 31, 2009, there was no floating rate long-term debt; however, one of these advances has a convertible call feature.

                       Fixed Rate
 Due in:                $ Amount
2010                            0
2011                    2,000,000
2012                    2,000,000
2013                    2,000,000
2014                   10,000,000
Later Years             5,000,000

Total long-term debt $ 21,000,000

9.  EMPLOYEE BENEFITS AND RETIREMENT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2009, 2008, and 2007 is presented below.

                                                    2009          2008          2007
   Change in Benefit Obligation
Benefit obligation at beginning of year        $ 12,180,640  $ 12,112,843  $ 11,183,684
   Service cost                                           0             0             0
   Interest cost                                    712,894       719,314       690,697
   Amendments                                             0             0             0
   Benefits paid                                (   769,841)  (   719,618)  (   678,445)
   Other - net                                      125,156        68,101       916,907
Benefit obligation at end of year              $ 12,248,849  $ 12,180,640  $ 12,112,843

   Change in Plan Assets
Fair value of plan assets at beginning of year $  9,624,039  $ 11,048,382  $ 10,458,052
   Actual return on plan assets                   1,230,671   ( 1,250,812)      574,832
   Employer contribution                            250,000       546,087       693,943
   Benefits paid                                (   769,841)  (   719,618)  (   678,445)
Fair value of plan assets at end of year       $ 10,334,869  $  9,624,039  $ 11,048,382

                                                    2009          2008          2007

Funded status                                  $( 1,913,980) $( 2,556,601) $( 1,064,461)
Unrecognized net actuarial (gain)/loss                    0             0             0
Unrecognized prior service cost                           0             0             0
Pension liability included
 in other liabilities                          $ (1,913,980) $( 2,556,601) $( 1,064,461)

Accumulated benefit obligation                 $ 12,248,849  $ 12,180,640  $ 12,112,843

   Amount recognized in consolidated
 balance sheet consist of the following:            2009          2008          2007
Accrued Pension                                $  1,913,980  $  2,556,601  $  1,064,461

Deferred tax assets                            $    650,754  $    869,245  $    361,917
Accumulated other comprehensive income            1,263,226     1,687,356       702,544
Total                                          $  1,913,980  $  2,556,601  $  1,064,461

   Components of Pension Cost                       2009          2008          2007
Service cost                                   $          0  $          0  $          0
Interest cost on benefit obligation                 712,894       719,314       690,697
Expected return on plan assets                  (   744,127)  (   859,318)  (   826,839)
Other - net                                         373,001       135,169        74,003
     Net periodic pension cost                 $    341,768  $(     4,835) $(    62,139)

Other changes in plan assets and benefit obligations recognized in comprehensive income:

                                                  2009        2008        2007
Net loss (gain)                                $(642,621) $ 1,492,140  $ 338,829
Prior service costs                                    0            0          0
Total recognized in other comprehensive income $(642,621) $ 1,492,140  $ 338,829
Net periodic pension cost                        341,768   (    4,835)  ( 62,139)
     Total recognized in net periodic pension
      cost and other comprehensive income      $(300,853) $ 1,487,305  $ 276,690

In years 2009 and 2008, the years after adopting ASC 960, Employer's Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans, and freezing its pension retirement plan, the Corporation reduced the accrued pension liability by $642,621 in 2009 and recorded an additional accrued liability of $1,492,140 in 2008, and other comprehensive income (loss) of $424,130 for 2009 and ($984,812) for 2008 on a pre-tax basis. During 2009, the fair value of the plan assets increased $710,880.

At December 31, 2009, the plan assets included cash and cash equivalents, U.S. Treasury bonds and notes, U.S. Government Agency securities, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2009 and 2008 respectively were:

                                                      2009          2008
Weighted-Average Assumptions As of December 31
Discount rate                                         6.00%         6.00%
Rate of compensation increase                          N/A           N/A

For the years ended December 31, 2009, 2008, and 2007, the assumptions used to determine net periodic pension costs are as follows:

                                  2009      2008      2007
Discount rate                     6.00%     6.25%     6.25%
Expected return on plan assets    8.00%     8.00%     8.00%
Rate of compensation increase      N/A       N/A       N/A

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

                                                2009      2008
Planned Asset Allocation as of December 31
Equity                                           24%       25%
Fixed income                                     56%       65%
Cash & cash equivalents                          20%       10%
Total                                           100%      100%

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

Estimated Contributions

The employer expects to contribute $300,000 to this pension plan in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2010               $   891,000
2011                   883,000
2012                   926,000
2013                   912,000
2014                   936,000
Years 2015 - 2019  $ 5,057,000

Southwest Georgia Bank 401(K) Plan

In place of the Corporation's frozen defined pension retirement plan, the Corporation is offering the employees a 401(K) Plan effective January 1, 2007. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a "safe-harbor" plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. During 2009, the Corporation matched the employee participants for the first four percent of salary contributing $173,673 to the plan and $168,521 in 2008.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (ESOP) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. There were no contributions in both 2009 and 2008. There were $309,809 contributions in 2007. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2009, the ESOP holds 335,098 shares of the Corporation's outstanding shares of common stock. All 321,925 released shares are allocated to the participants. The 13,173 unreleased shares are pledged as collateral for a $129,423 long-term debt incurred from repurchasing participants' shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation's outstanding shares and earnings per share computation.

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

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $500 monthly of salary or directors' fees and receive corporate common stock with an aggregate value of
1.5 times their contribution. The expense incurred during 2009, 2008, and 2007 on the part of the Corporation totaled $71,900, $74,630 and $68,400, respectively.

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

                                                 2009     2008     2007
Number of stock options granted                      0        0        0
Average fair value of stock options granted          0        0        0
Number of option shares exercisable             25,100   37,552  107,165
Average price of stock options exercisable    $  16.21 $  15.59 $  18.02

A summary of the status of the Corporation's Plan as of December 31, 2009, 2008 and 2007, and the changes in stock options during the years are presented below:

                                       No. of Shares    Average Price
Outstanding at December 31, 2006         113,105          $  17.74
Granted                                        0                 0
Expired                                 (    660)            19.32
Exercised                               (  5,280)            11.88
Outstanding at December 31, 2007         107,165          $  18.02
Granted                                        0                 0
Expired                                 ( 69,613)            19.33
Exercised                                      0                 0
Outstanding at December 31, 2008          37,552          $  15.59
Granted                                        0                 0
Expired                                 ( 12,452)            14.35
Exercised                                      0                 0
Outstanding at December 31, 2009          25,100          $  16.21

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2009.

                         Outstanding Stock Options  Exercisable Stock Options
                           Weighted-
                            Average    Weighted                   Weighted
               Number      Remaining    Average       Number       Average
  Exercise   Outstanding  Contractual  Exercise     Exercisable   Exercise
Price Range  At 12/31/09     Life        Price      At 12/31/09     Price
$11 to $12     1,320       2.6 Years   $ 11.93         1,320      $ 11.93
$12 to $13     4,620       1.5 Years     12.09         4,620        12.09
$13 to $14     7,260       3.0 Years     13.12         7,260        13.12
$19 to $20     8,600       6.2 Years     19.65         8,600        19.65
$21 to $23     3,300       6.5 Years     21.52         3,300        21.52

$11 to $23    25,100                   $ 16.21        25,100      $ 16.21

Dividend Reinvestment and Share Purchase Plan

In 1997, the Corporation's Board of Directors approved a dividend reinvestment and share purchase plan. Also, the Board amended this plan on September 16, 1998. The purpose of the plan is to provide shareholders of record of the Corporation's common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant's price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE Amex on the dividend payable date or other purchase date. During the years ended December 31, 2009, 2008, and 2007, shares issued through the plan were 3,525, 12,140 and 10,821, respectively, at an average price of $9.08, $16.43 and $19.15, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

10.  INCOME TAXES

Components of income tax expense for 2009, 2008, and 2007 are as follows:

                              2009          2008        2007
Current expense (benefit)  $(172,776)  $(   37,033)  $ 321,785
Deferred taxes (benefit)     681,115    (1,622,425)   ( 14,842)

Total income taxes         $ 508,339   $(1,659,458)  $ 306,943

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

                                           2009               2008                2007
                                      Amount      %      Amount       %      Amount     %
Taxes at statutory income tax rate  $ 789,118   34.0  $(  998,931) (34.0) $ 688,517   34.0
Reductions in taxes resulting from
  exempt income                      (296,863) (12.8)  (  353,732) (12.0)  (292,724) (14.4)
Other timing differences               16,084    0.7   (  306,795) (10.4)  ( 88,850) ( 4.4)
  Total income taxes                $ 508,339   21.9  $(1,659,458) (56.4) $ 306,943   15.2

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2009, 2008, and 2007 are summarized as follows:

                                              2009       2008        2007
Accretion of discount (net of maturities) $  39,905  $    34,800   $  5,800
Nonqualified retirement plan
 contribution / payments                      9,348        9,348      8,600
Gain on disposition of discounted bonds    ( 27,110)  (   31,017)   (15,300)
Bad debt expense in excess of tax          ( 53,429)       7,956      6,100
Deferred compensation                       340,000            0          0
Book and tax depreciation difference       ( 64,399)  (    1,552)   (20,042)
Realized impairment (loss) gain
 on equity securities                       436,800   (1,641,960)         0
    Total deferred taxes                  $ 681,115  $(1,622,425)  $(14,842)

                                             December 31
                                          2009          2008
Deferred tax assets:
  Bad debt expense in excess of tax  $   513,413   $   459,984
  Pension plan                           650,754       869,245
  Realized loss on securities
   available for sale                  1,205,160     1,641,960
  Deferred compensation                    2,121       351,469
     Total deferred tax assets         2,371,448     3,322,658
Deferred tax liabilities:
  Accretion on securities                 36,279        23,483
  Depreciation on fixed assets            39,396       103,795
  Unrealized gain on securities
   available for sale                    302,482       314,425
     Total deferred tax liabilities      378,157       441,703

Net deferred tax assets              $ 1,993,291   $ 2,880,955

11.  RELATED PARTY TRANSACTIONS

The Employee Stock Ownership Plan and Trust of Southwest Georgia Financial Corporation presently holds 335,098 shares of the Corporation's stock of which 13,173 shares have been pledged. In the normal course of business, the Corporation's banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $2,626,000 and $2,771,000 at December 31, 2009 and 2008, respectively. During 2009, approximately $555,000 of such loans were made, and repayments totaled approximately $700,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2009 or 2008. Also, during 2009 and 2008, directors and executive officers had approximately $2,508,000 and $2,351,000, respectively, in deposits with the Bank.

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

On July 10, 2009, the Corporation's subsidiary bank entered into an agreement with Consultant and Builders, Inc. to construct an office building in Valdosta, Georgia for $2,288,017.

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

                                                     Dec. 31, 2009 Dec. 31, 2008
Financial instruments whose contract
 amounts represent credit risk:
   Commitments to extend credit                       $ 12,961,316 $ 18,884,612
   Standby letters of credit and financial guarantees $     10,000 $     10,000

13.  FAIR VALUE MEASUREMENTS AND DISCOLSURES

Effective January 1, 2008, the Corporation adopted ASC 820, which provides a framework for measuring fair value under generally accepted accounting principles. ASC 820 applies to all financial statement elements that are being measured and reported on a fair value basis.

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

Fair Value Hierarchy:
Under ASC 820, the Corporation groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

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

Loans:
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Accounting by Creditors for Impairment of a Loans, (ASC 310). The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level
2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2009.

<CAPTION
                                  Level 1      Level 2    Level 3     Total
Investment securities available
 for sale                       $  133,502  $ 61,874,542  $     0  $ 62,008,044

Assets Recorded at Fair Value on a Nonrecurring Basis:
The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2009.

                                Level 1     Level 2      Level 3       Total
Foreclosed assets              $       0  $3,831,663  $          0  $3,831,663
Impaired loans                         0   1,756,997             0   1,756,997
   Total assets at fair value  $       0  $5,588,660  $          0  $5,588,660

The carrying amount and estimated fair values of the Corporation's assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2009 and 2008 are as follows:

                                December 31, 2009       December 31, 2008

                               Carrying  Estimated     Carrying  Estimated
                                Amount   Fair Value     Amount   Fair Value
                             (Dollars in thousands)  (Dollars in thousands)
Assets:
 Cash and cash equivalents    $  23,296  $  23,296    $   7,500  $   7,500
 Investment securities
  available for sale             62,008     62,008       83,212     83,212
 Investment securities
  held to maturity               24,195     24,177       12,108     12,174
 Federal Home Loan Bank stock     1,650      1,650        1,618      1,618
 Loans                        $ 157,697  $ 155,579    $ 146,694  $ 147,282
Liabilities:
 Deposits                     $ 235,431  $ 235,859    $ 214,541  $ 215,349
 Federal funds purchased              0          0          430        430
 FHLB advances                $  26,000  $  28,430    $  25,000  $  25,817

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

14.  SUPPLEMENTAL FINANCIAL DATA

Components of other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

                                      Years Ended December 31
                                     2009       2008       2007
Other professional fees            $200,662   $316,682   $257,378
Directors & board committee fees   $237,153   $246,152   $244,091

15.  STOCKHOLDERS' EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2009, approximately $945,494 of the Bank's net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2009, the Bank's reserve requirements were none, due to the Company's deposit reclassification which started in the fourth quarter of 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2009 and 2008, the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2009 and 2008 are also presented in the table.

As a result of regulatory limitations at December 31, 2009, approximately $23,177,345 of the parent company's investments in net assets of the subsidiary bank of $24,122,839, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation's ratios under the above rules at December 31, 2009 and 2008 are set forth in the following table. The Corporation's leverage ratio at December 31, 2009 was 8.83%.

                                                                         To Be Well
                                                                     Capitalized Under
                                                  For Capital        Prompt Corrective
                                 Actual        Adequacy Purposes     Action Provisions

                            Amount    Ratio     Amount     Ratio     Amount      Ratio
As of December 31, 2009:
 Total capital (to risk-
  weighted assets)        $27,418,200 16.15%  $13,586,000 > 8.00%  $16,982,500 > 10.00%
 Tier I capital (to risk-
  weighted assets)        $25,298,678 14.90%  $ 6,793,000 > 4.00%  $10,189,500 >  6.00%
 Leverage (Tier I capital
  to average assets)      $25,298,678  8.83%  $ 8,594,979 > 3.00%  $14,324,964 >  5.00%

As of December 31, 2008:
 Total capital (to risk-
  weighted assets)        $25,205,394 15.55%  $12,967,760 > 8.00%  $16,209,700 > 10.00%
 Tier I capital (to risk-
  weighted assets)        $23,183,069 14.31%  $ 6,483,880 > 4.00%  $ 9,725,820 >  6.00%
 Leverage (Tier I capital
  to average assets)      $23,183,069  8.72%  $ 7,991,370 > 3.00%  $13,318,950 >  5.00%

16.  PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation's condensed balance sheets as of December 31, 2009 and 2008, and its related condensed statements of operations and cash flows for the years ended are as follows:

                           Condensed Balance Sheets
                       as of December 31, 2009 and 2008
                            (Dollars in thousands)

                                                  2009        2008
                                    ASSETS
Cash                                            $    628    $    363
Investment in consolidated wholly-owned bank
 subsidiary, at equity                            24,123      22,406
Investment securities available for sale               3           6
Loans                                                129          75
Other assets                                         647         644

    Total assets                                $ 25,530    $ 23,494

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Dividends payable                               $      0    $    178
Other liabilities                                      0           0

    Total liabilities                                  0         178

Stockholders' equity:
 Common stock, $1 par value, 5,000,000 shares
  authorized, 4,293,835 shares for 2009 and
  2008 issued                                      4,294       4,294
 Additional paid-in capital                       31,701      31,701
 Retained earnings                                16,325      14,512
 Accumulated other comprehensive income          (   676)    ( 1,077)
 Treasury stock, at cost, 1,745,998 for 2009
  and 2008                                       (26,114)    (26,114)

    Total stockholders' equity                    25,530      23,316

    Total liabilities and stockholders' equity  $ 25,530    $ 23,494

16.  PARENT COMPANY FINANCIAL DATA (continued)

                  Condensed Statements of Income and Expense
             for the years ended December 31, 2009, 2008, and 2007
                            (Dollars in thousands)
                                              2009      2008      2007
Income:
 Dividend received from bank subsidiary    $    577  $  1,374  $  1,500
 Interest income                                  7        23        16
 Other                                            0         1        34

    Total income                                584     1,398     1,550

Expenses:
 Other                                          135       163       169

Income before income taxes and equity in
 Undistributed income of bank subsidiary        449     1,235     1,381

Income tax expense (benefit) - allocated
 from consolidated return                   (    50)  (    60)  (    89)

    Income before equity in undistributed
     income of subsidiary                       499     1,295     1,470

Equity in undistributed income
 (loss) of subsidiary                         1,314   ( 2,574)      248

    Net income (loss)                         1,813   ( 1,279)    1,718

Retained earnings - beginning of year        14,512    17,039    16,763

Cash dividend declared                            0   ( 1,248)  ( 1,442)

Retained earnings - end of year            $ 16,325  $ 14,512  $ 17,039

16.  PARENT COMPANY FINANCIAL DATA (continued)

                      Condensed Statements of Cash Flows
             for the years ended December 31, 2009, 2008, and 2007
                            (Dollars in thousands)
                                                   2009     2008      2007
Cash flow from operating activities:
 Net income (loss)                               $ 1,813  $(1,279)  $ 1,718
 Adjustments to reconcile net income to net
 cash provided (used) by operating activities:
   Equity (deficit) in undistributed earnings of
    Subsidiary                                    (1,314)   2,574    (  248)
   Changes in:
     Other assets                                 (    2)  (   44)      490
     Other liabilities                                 0       27        16

     Net cash provided for operating activities      497    1,278     1,976

Cash flow from investing activities:
 Net change in loans                              (   54)  (   32)      158

     Net cash provided (used) for investing
      activities                                  (   54)  (   32)      158

Cash flow from financing activities:
 Cash dividend paid to stockholders               (  178)  (1,427)   (1,427)
 Purchase of treasury stock                            0   (   64)   (1,793)
 Proceeds from issuance of common stock                0        0        63

     Net cash provided (used) for financing
      activities                                  (  178)  (1,491)   (3,157)

     Increase (decrease) in cash                     265   (  245)   (1,023)

Cash - beginning of year                             363      608     1,631

Cash - end of year                               $   628  $   363   $   608

17.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

                                  Year Ended December 31, 2009
                                              Weighted      Per
                                               Average     Share
                                  Income       Shares      Amount
Basic earnings per share:
  Net income                   $ 1,812,596    2,547,837     $ 0.71
Diluted earnings per share:
  Net income                   $ 1,812,596    2,547,837     $ 0.71


                                  Year Ended December 31, 2008
                                              Weighted      Per
                                               Average     Share
                                  Income       Shares      Amount

Basic earnings per share:
  Net income (loss)            $(1,278,574)   2,547,926     $ (0.50)
Diluted earnings per share:
  Net income (loss)            $(1,278,574)   2,552,486     $ (0.50)


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

18.  QUARTERLY DATA

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                                QUARTERLY DATA
                                  (UNAUDITED)
                            (Dollars in Thousands)
                                                    For the Year 2009
                                            Fourth   Third    Second   First
Interest and dividend income               $ 3,476  $ 3,403  $ 3,348  $ 3,371
Interest expense                               867      912      909      984
Net interest income                          2,609    2,491    2,439    2,387
Provision for loan losses                      150      140       60      186
Net interest income after provision
 for loan losses                             2,459    2,351    2,379    2,201
Noninterest income                           1,406    1,294    1,207    1,217
Noninterest expenses                         2,828    3,020    3,406    2,937
Income (loss) before income taxes            1,037      625      180      481
Provision(benefit) for income taxes            331      158   (   79)     100
Net income (loss)                          $   706  $   467  $   259  $   381
Earnings (loss) per share of common stock:
  Basic                                    $   .28  $   .18  $   .10  $   .15
  Diluted                                  $   .28  $   .18  $   .10  $   .15

                                                    For the Year 2008
                                            Fourth   Third    Second   First

Interest and dividend income               $ 3,643  $ 3,713  $ 3,794  $ 3,920
Interest expense                             1,156    1,284    1,429    1,601
Net interest income                          2,487    2,429    2,365    2,319
Provision for loan losses                      825        0        0        0
Net interest income after provision
 for loan losses                             1,662    2,429    2,365    2,319
Noninterest income                           1,117   (2,841)   1,487    1,712
Noninterest expenses                         2,998    4,233    2,900    3,057
Income (loss) before income taxes           (  219)  (4,645)     952      974
Provision(benefit) for income taxes         (  103)  (1,979)     188      235
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

The Trust and Retail Brokerage Services segment provides personal trust administration, estate settlement, investment management, employee retirement benefit services, and the Individual Retirement Account (IRA) administration. Also, this segment offers full-service retail brokerage which includes the sale of retail investment products including stocks, bonds, mutual funds, and annuities.

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

19.  SEGMENT REPORTING (continued)

The Corporation does not have operating segments other than those reported. Parent Company and the Administrative Offices financial information is included in the "Other" category, and is deemed to represent an overhead function rather than an operating segment. The Administrative Offices include audit, marketing, personnel, and the executive office.

The Corporation does not have a single external customer from which it derives 10% or more of its revenue and operates in one geographical area.

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2009, 2008, and 2007, are as follows:

                                                                Segment Reporting
                                                      For the year ended December 31, 2009
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  6,675      (43)         1          0       3,285                        7   $  9,925
Net intersegment interest
  income (expense)                3,363        0          6          6      (3,375)
Net Interest Income              10,038      (43)         7          6         (90)            0          7      9,925

Provision for Loan Losses           536                                                                            536

Noninterest Income (expense)
  external customers              1,996    1,261      1,055        479         333             0          0      5,124
Intersegment noninterest
  income (expense)                   36      (43)         7         38           0           (38)
Total Noninterest Income          2,032    1,218      1,062        517         333           (38)         0      5,124

Noninterest Expenses:
Depreciation                        478       58         21         22          49                       92        720
Amortization of intangibles         183        0          7         18           0                        0        208
Noninterest Income (expense)
Other Noninterest expenses        6,047    1,640        858        557         504             0      1,658     11,264
Total Noninterest expenses        6,708    1,698        886        597         553             0      1,750     12,192

Pre-tax Income                    4,826     (523)       183        (74)       (310)          (38)    (1,743)     2,321

Provision for Income Taxes        1,201     (199)        46        (15)        (71)                    (454)       508

Net Income                     $  3,625     (324)       137        (59)       (239)          (38)    (1,289)  $  1,813

Assets                         $376,688    2,336      1,036        385     110,101      (200,317)       779   $291,008

Expenditures for Fixed Assets  $  2,640       69         35          1           2                            $  2,747

Amounts included in the "Other" column are as follows:
                                                  Other
Net interest Income:
   Parent Company                               $      7
Noninterest Income:
   Executive office miscellaneous income               0
Noninterest Expenses:
   Parent Company corporate expenses                 135
   Executive office expenses not
     allocated to segments                         1,615
Provison for Income taxes:
   Parent Company income taxes (benefit)             (50)
   Executive office income taxes not
     allocated to segments                          (404)
Net Income:                                     $ (1,289)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $    779


                                                                Segment Reporting
                                                      For the year ended December 31, 2008
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  5,127      (85)         7          0       4,527                       24   $  9,600
Net intersegment interest
  income (expense)               4,663       (29)       (13)         6      (4,627)
Net Interest Incme               9,790      (114)        (6)         6        (100)            0         24      9,600

Provision for Loan Losses           825                                                                            825

Noninterest Income (expense)
  external customers              1,682    2,106      1,096        611      (4,020)            0          0      1,475
Intersegment noninterest
  income (expense)                  120     (114)        (6)        38                       (38)
Total Noninterest Income          1,802    1,992      1,090        649      (4,020)          (38)         0      1,475

Noninterest Expenses:
Depreciation                        501       67         21         21          38                      111        759
Amortization of intangibles         182       20         32         18                       (25)                  227
Noninterest Income (expense)
Other Noninterest expenses        5,991    2,714        874        585         537             0      1,502     12,203
Total Noninterest expenses        6,674    2,801        927        624         575           (25)     1,613     13,189

Pre-tax Income                    4,093     (923)       157         31      (4,695)          (13)    (1,589)    (2,939)

Provision for Income Taxes          794     (351)        30          5      (1,765)                    (373)    (1,660)

Net Income                     $  3,299     (572)       127         26      (2,930)          (13)    (1,216)  $ (1,279)

Assets                         $340,363    1,463        853        428     105,529      (182,765)     1,426   $267,297

Expenditures for Fixed Assets  $    204       15         14         12           7                            $    252

Amounts included in the "Other" column are as follows:
                                                  Other
Net interest Income:
   Parent Company                               $     24
Noninterest Income:
   Executive office miscellaneous income               0
Noninterest Expenses:
   Parent Company corporate expenses                 162
   Executive office expenses not
     allocated to segments                         1,450
Provison for Income taxes:
   Parent Company income taxes (benefit)             (59)
   Executive office income taxes not
     allocated to segments                          (313)
Net Income:                                     $ (1,216)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $  1,426


                                                                Segment Reporting
                                                      For the year ended December 31, 2007
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  4,597      ( 4)        20          0       4,250                       50   $  8,913
Net intersegment interest
  income (expense)                3,920      ( 6)       (18)         8      (3,904)
Net Interest Income               8,517      (10)         2          8         346                       50      8,913

Provision for Loan Losses

Noninterest Income (expense)
  external customers              2,072    2,784      1,136        632          80             0         11      6,715
Intersegment noninterest
  income (expense)                    9      (11)         2         56                       (56)
Total Noninterest Income          2,081    2,773      1,138        688          80           (56)        11      6,715

Noninterest Expenses:
Depreciation                        498       63         28         24          41                       90        744
Amortization of intangibles         182      261         32         18                       (26)                  467
Other Noninterest expenses        5,623    3,193        913        616         554             0      1,493     12,392
Total Noninterest Expenses        6,303    3,517        973        658         595           (26)     1,583     13,603

Pre-tax Income                    4,295     (754)       167         38        (169)          (30)    (1,522)     2,025

Provision for Income Taxes          879     (285)        42          5         (42)                    (292)       307

Net Income                     $  3,416     (469)       125         33        (127)          (30)    (1,230)  $  1,718

Assets                         $314,612    4,053      1,257        459     139,161      (188,483)       594   $271,653

Expenditures for Fixed Assets  $    373       72          7          2           5                            $    459

Amounts included in the "Other" column are as follows:
                                                  Other
Net interest Income:
   Parent Company                               $     50
Noninterest Income:
   Administrative office expenses related to
   loss on disposition of assets                      11
Noninterest Expenses:
   Parent Company corporate expenses                 169
   Administrative office expenses not
     allocated to segments                         1,414
Provison for Income taxes:
   Parent Company income taxes (benefit)             (89)
   Administrative office income taxes not
     allocated to segments                          (203)
Net Income:                                     $ (1,230)

Segment assets:
    Parent Company assets, after
      intercomany elimination                   $    594

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past three years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation's disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2009. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting.

The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2009 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting".

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

ITEM 9B.  OTHER INFORMATION

None.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading "Information About Nominees For Director" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 25, 2010, to be filed with the Commission, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 25, 2010, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading "Voting Securities and Principal Holders" and "Equity Compensation Plan Information" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 25, 2010, to be filed with the Commission, is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
            INDEPENDENCE

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 25, 2010, to be filed with the Commission, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading "Information Concerning the Company's Accountants" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 25, 2010, to be filed with the Commission, is incorporated herein by reference.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).  Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2009, 2008, and 2007 are included in Part II, Item 8 herein:

     (i)     Report of Independent Auditors

     (ii)    Consolidated Balance Sheets - December 31, 2009 and 2008

     (iii) Consolidated Statements of Income - Years ended December 31, 2009, 2008, and 2007

     (iv) Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2009, 2008, and 2007

     (v) Consolidated Statements of Cash Flows - Years ended December 31, 2009, 2008, and 2007

     (vi)    Notes to Consolidated Financial Statements - December 31, 2009

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

   10.1 Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2009. *

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

   10.6 Employee Stock Ownership Plan and Trust of the Corporation as amended and restated effective as of January 1, 2009.*

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

   10.11 Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006 (included as Exhibit 10.17 to the Corporation's Form 10-K dated December 31, 2006, previously filed with the Commission and incorporated herein by reference). *

   10.12          Form of Employment Agreement by and between Charles R.
                  Lemons and Empire (included as Exhibit 10.12 to the
                  Corporation's Form 10-K dated December 31, 2008, previously filed with the Commission and incorporated herein by reference).*

   10.13 Guarantee of Empire's financial performance obligation by the Bank as it relates to Charles R. Lemons Employment Agreement.*

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


			Southwest Georgia Financial Corporation
                                    (Corporation)

Date:   March 31, 2010                By:/s/ DeWitt Drew
                                         DEWITT DREW
                                         President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.


/s/ DeWitt Drew						Date:  March 31, 2010
DEWITT DREW
President and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland					Date:  March 31, 2010
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]

/s/ Michael J. McLean					Date:  March 31, 2010
MICHAEL J. MCLEAN
Chairman

/s/ Richard L. Moss                                     Date:  March 31, 2010
RICHARD L. MOSS
Vice Chairman

/s/ Cecil H. Barber                                     Date:  March 31, 2010
CECIL H. BARBER
Director

/s/ John J. Cole, Jr.                                   Date:  March 31, 2010
JOHN J. COLE, JR.
Director


                             SIGNATURES, continued


/s/ Roy Reeves                                          Date:  March 31, 2010
ROY REEVES
Director

/s/ Johnny R. Slocumb	 				Date:  March 31, 2010
JOHNNY R. SLOCUMB
Director

/s/ M. Lane Wear					Date:  March 31, 2010
M. LANE WEAR
Director

/s/ Marcus R. Wells                                     Date:  March 31, 2010
MARCUS R. WELLS
Director


                                 Exhibit Index

       Exhibit Number             Description of Exhibit

           10.1 Pension Retirement Plan of the Registrant, as amended and restated effective as of January 1, 2009.

           10.6 Employee Stock Ownership Plan and Trust of the Registrant, as amended and restated effective as of January 1, 2009.

           10.13 Guarantee of Empire's financial performance obligation by the Bank as it relates to Charles R. Lemons Employment Agreement.

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