Form 10-Q
period 2010-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2010-05-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer [   ]      Non-accelerated filer [   ]
Accelerated filer [   ]            Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                  Outstanding At April 15, 2010
   Common Stock, $1 Par Value                   2,547,837


                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 2010

                               TABLE OF CONTENTS

                                                                    PAGE #

PART I - FINANCIAL INFORMATION

     ITEM 1.     FINANCIAL STATEMENTS

     The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

      a. Consolidated balance sheets - March 31, 2010
         (unaudited) and December 31, 2009 (audited).                  2

      b. Consolidated statements of income (unaudited) - for
         the three months ended March 31, 2010 and 2009                3

      c. Consolidated statements of comprehensive income
         (unaudited) - for the three months ended
         March 31, 2010 and 2009                                       4

      d. Consolidated statements of cash flows (unaudited)
         for the three months ended March 31, 2010 and 2009            5

      e. Notes to Consolidated Financial Statements                    6


     ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS        18

     ITEM 4(T).  CONTROLS AND PROCEDURES                              27

PART II - OTHER INFORMATION

     ITEM 6.     EXHIBITS                                             28

     SIGNATURE                                                        28
















                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     March 31, 2010 and December 31, 2009

                                                  (Unaudited)      <Audited)
                                                    March 31,     December 31,
                                                      2010            2009
ASSETS
Cash and due from banks                         $   7,376,164   $  10,049,545
Interest-bearing deposits in other banks           24,413,799      13,246,872
    Cash and cash equivalents                      31,789,963      23,296,417
Investment securities available
 for sale, at fair value                           57,469,493      62,008,044
Investment securities held to maturity
 (fair value approximates $27,628,630
  and $24,177,393)                                 27,403,725      24,195,377
Federal Home Loan Bank stock, at cost               1,649,900       1,649,900
    Total investment securities                    86,523,118      87,853,321
Loans                                             160,719,912     160,260,026
Less: Unearned income                            (     25,759)   (     29,773)
   Allowance for loan losses                     (  2,635,659)   (  2,532,856)
    Loans, net                                    158,058,494     157,697,397
Premises and equipment, net                         8,107,724       7,777,080
Foreclosed assets, net                              3,816,663       3,831,663
Intangible assets                                     796,605         848,514
Other assets                                        9,078,172       9,703,862
    Total assets                                $ 298,170,739   $ 291,008,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                  $  22,018,072   $  25,074,884
  Money Market                                     56,461,134      45,694,205
  Savings                                          23,328,882      21,364,824
  Certificates of deposit $100,000 and over        31,725,267      30,190,008
  Other time accounts                              70,464,626      72,085,244
    Total interest-bearing deposits               203,997,981     194,409,165
  Noninterest-bearing deposits                     37,952,248      41,021,846
    Total deposits                                241,950,229     235,431,011
 Short-term borrowed funds                          5,000,000       5,000,000
 Long-term debt                                    21,000,000      21,000,000
 Other liabilities                                  4,015,634       4,047,262
    Total liabilities                             271,965,863     265,478,273
Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,293,835 shares issued               4,293,835       4,293,835
 Capital surplus                                   31,701,533      31,701,533
 Retained earnings                                 16,476,578      16,324,463
 Accumulated other comprehensive income (loss)   (    153,275)   (    676,055)
 Treasury stock, at cost 1,745,998 shares
  for 2010 and 2009                              ( 26,113,795)   ( 26,113,795)
    Total stockholders' equity                     26,204,876      25,529,981
    Total liabilities and stockholders' equity  $ 298,170,739   $ 291,008,254

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                               For The Three Months
                                                 Ended March 31,
                                           (Unaudited)     (Unaudited)
                                              2010            2009
Interest income:
 Interest and fees on loans              $  2,400,627    $  2,292,753
 Interest on taxable securities
  available for sale                          599,543         838,709
 Interest on taxable securities
  held to maturity                            129,944          55,163
 Interest on tax exempt securities
  available for sale                           61,508         118,209
 Interest on tax exempt securities
  held to maturity                             79,782          58,976
 Dividends                                      1,078               0
 Interest on federal funds sold                     0              11
 Interest on deposits in other banks           12,795           6,713
    Total interest income                   3,285,277       3,370,534
Interest expense:
 Interest on deposits                         580,749         784,800
 Interest on federal funds purchased                0              84
 Interest on other short-term borrowings       34,781         122,104
 Interest on long-term debt                   171,224          77,256
    Total interest expense                    786,754         984,244
    Net interest income                     2,498,523       2,386,290
Provision for loan losses                     150,000         185,709
    Net interest income after
     provision for loan losses              2,348,523       2,200,581
Noninterest income:
 Service charges on deposit accounts          385,168         396,100
 Income from trust services                    54,355          51,434
 Income from retail brokerage services         61,113          62,959
 Income from insurance services               319,001         298,544
 Income from mortgage banking services        328,140         313,295
 Net gain on disposition of assets              2,816               0
 Net loss on sale of securities           (    92,705)              0
 Other income                                  93,046          94,547
    Total noninterest income                1,150,934       1,216,879
Noninterest expense:
 Salaries and employee benefits             1,679,891       1,628,138
 Occupancy expense                            203,770         210,767
 Equipment expense                            175,289         163,860
 Data processing expense                      177,279         175,520
 Amortization of intangible assets             51,910          51,909
 Other operating expenses                     650,315         706,893
    Total noninterest expenses              2,938,454       2,937,087
    Income before income taxes                561,003         480,373
Provision for income taxes                    154,104          99,736
    Net income                           $    406,899    $    380,637



Earnings per share of common stock:
 Net income, basic                       $       0.16    $       0.15
 Net income, diluted                     $       0.16    $       0.15
 Dividends paid per share                $       0.10    $       0.07
Weighted average shares outstanding         2,547,837       2,547,837
Diluted average shares outstanding          2,548,353       2,547,837

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                       For The Three Months
                                                          Ended March 31,
                                                     (Unaudited)  (Unaudited)
                                                         2010         2009
Net income                                             406,899      380,637
Other comprehensive income, net of tax:
  Unrealized gain on securities available
   for sale, net of tax expense
   $269,311 and $147,248 for the quarter               522,781      285,835
Total comprehensive income                             929,680      666,472

































                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For The Three Months
                                                             Ended March 31,
                                                      (Unaudited)     (Unaudited)
                                                          2010            2009
Cash flows from operating activities:
 Net income                                          $    406,899    $    380,637
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                               150,000         185,709
  Depreciation                                            179,119         181,092
  Net amortization and (accretion) of
   investment securities                                   44,245     (    27,589)
  Amortization of intangibles                              51,910          51,910
  Net loss on sale of equity securities
   and disposal of assets                                  89,889               0
  Funds held related to mortgage banking activities   (       400)    (   205,213)
  Change in:
  Other assets                                            356,319          16,046
  Other liabilities                                   (    31,228)        224,058
    Net cash provided by operating activities           1,246,753         806,650

Cash flows from investing activities:
 Proceeds from calls and maturities of
  securities held to maturity                                   0       2,000,000
 Proceeds from calls, paydowns and maturities
  of securities AFS                                     2,692,726      12,297,756
 Proceeds from sale of securities available for sale    2,868,056               0
 Purchase of securities held to maturity              ( 3,571,274)              0
 Net change in loans                                  (   511,098)    (   381,152)
 Purchase of premises and equipment                   (   529,462)    ( 1,873,672)
 Proceeds from sales of other assets                       33,411               0
    Net cash provided for investing activities            982,359      12,042,932

Cash flows from financing activities:
 Net change in deposits                                 6,519,218      10,122,678
 Decrease in federal funds purchased                            0     (   430,000)
 Payment of short-term debt and short-term
  portion of long-term debt                                     0     ( 5,000,000)
 Cash dividends paid                                  (   254,784)    (   178,349)
    Net cash provided for financing activities          6,264,434       4,514,329

Increase(decrease) in cash and cash equivalents         8,493,546      17,363,911
Cash and cash equivalents - beginning of period        23,296,417       7,499,684
Cash and cash equivalents - end of period            $ 31,789,963    $ 24,863,595

NONCASH ITEMS:
 Unrealized gain on securities available for sale    $    792,091    $    433,083




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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2009 Annual Report on Form 10K.

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

The Corporation's primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, and the surrounding counties of
                                     -6-

southwest Georgia. The Bank also operates Empire Financial Services, Inc. in Milledgeville, Georgia, and a loan production office located in Lowndes County. We are currently building a full-service banking center in Valdosta, Georgia.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000 (up from $100,000). Uninsured deposits aggregate to $2,152,089.65 at March 31, 2010.

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are
                                     -8-

not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of two to four years.

Credit Related Financial Instruments

In the ordinary course of business, the Corporation has entered into commitments to extend credit, including commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded when they are funded.
                                     -9-

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

 The Corporation is currently undergoing an IRS examination for the tax years ending December 31, 2008 and 2007. A final notice of adjustment to quantify the additional tax liability has not been received from the examining authority and agreed to by the Corporation as of the date of the report. Initial proposed adjustments from the examiner approximated $312,000 and estimated interest on this amount will approximate $26,000. This amount is not material to the financial statements and has not been settled by the Corporation or the IRS as of the report date and thus, no FIN 48 liability
                                    -10-

has been recorded for the additional tax and interest and penalties.   We are
aware of no additional material uncertain tax positions which would require a FIN 48 liability to be recorded.

Recent Accounting Pronouncements

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, "Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC's reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Corporation's consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, Accounting for Various Topics - Technical Corrections to SEC Paragraphs. ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Corporation's consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Corporation's consolidated financial statements.

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

                                    -11-

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

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2 ("Recognition and Presentation of Other-Than-Temporary Impairments") which was codified into ASC 320. This ASC changes the other-than-temporary impairment guidance for debt securities. Prior to issuance of this ASC, if a debt security was impaired and an entity had the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value, then the impairment loss was not recognized in earnings. The guidance of this ASC indicates that if an entity does not intend to sell an impaired debt security that the entity should assess whether it is more likely than not that it will be required to sell the security before recovery. If the entity more likely than not, will be required to sell the security before recovery, an other-than-temporary impairment has occurred that would be recognized in earnings. If an entity more likely than not will not be required to sell the debt security, but does not expect to recover its cost, the entity should determine whether a credit loss exists, and if so, the credit loss should be recognized in earnings and the remaining impairment should be recognized in other comprehensive income. The guidance in the ASC is effective for interim and annual periods ending

                                    -12-

after September 15, 2009, with early adoption permitted. The adoption of ASC 320 did not have an impact on our financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 ("Interim Disclosures about Fair Value of Financial Instruments") which was codified into ASC 825. Prior to issuing this ASC, fair values for financial assets and liabilities were only disclosed once a year. The ASC now requires disclosures of these fair values on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The guidance in the ASC is effective for interim and annual periods ending after September 15, 2009, with early adoption permitted. This ASC expands fair value annual disclosure to quarterly periods. The adoption of ASC 825 did not have an impact on our financial position or results of operation.

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

On November 21, 2008, the FDIC adopted the final rule relating to the Temporary Liquidity Guarantee Program ("TLG Program") which is also a part of EESA. Under the TLG program the FDIC will (1) guarantee certain newly issued senior unsecured debt and (2) provide full FDIC deposit insurance coverage for non-interest bearing transaction accounts, NOW accounts paying less than
0.5 percent interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through December 31, 2010. The FDIC has an option of extending it another 12 months. The Corporation has elected to only participate in the full FDIC deposit insurance coverage program.

In response to the current financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law on October 3, 2008. This law established the Troubled
                                    -13-

Asset Relief Program ("TARP"). As part of TARP, the Treasury established the Capital Purchase Program ("CPP") to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital Stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Corporation believed that, given its present financial condition, participation in the CPP was unnecessary and not in the best interests of the Corporation, its customers or shareholders.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the first quarter of 2010 were $41,609.

NOTE 2

Fair Value Measurements

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

Fair Value Hierarchy:
Under ASC 820, the Corporation groups assets and liabilities at fair value in
                                    -14-

three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

       Level 1 - Valuation is based upon quoted prices for identical instruments traded inactive markets.

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

Loans:
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Accounting by Creditors for Impairment of a Loans, (ASC 310). The fair
                                    -15-

value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level
2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2010.
                                    -16-

                                  Level 1     Level 2    Level 3     Total
Investment securities available
   for sale                     $ 149,098  $ 57,320,395  $     0  $ 57,469,493

Assets Recorded at Fair Value on a Nonrecurring Basis:
The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2010.

                              Level 1      Level 2    Level 3      Total
Foreclosed assets             $     0   $ 3,816,663   $     0   $ 3,816,663
Impaired loans                      0       476,428         0       476,428
  Total assets at fair value  $     0   $ 4,293,091   $     0   $ 4,293,091

The carrying amount and estimated fair values of the Corporation's assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2010, and December 31, 2009, are as follows:

                                 March 31, 2010        December 31, 2009

                              Carrying  Estimated     Carrying  Estimated
                               Amount   Fair Value     Amount   Fair Value
                             (Dollars in thousands)  (Dollars in thousands)
Assets:
 Cash and cash equivalents    $ 31,790   $ 31,790     $ 23,296   $ 23,296
 Investment securities
  available for sale            57,469     57,469       62,008     62,008
 Investment securities
  held to maturity              27,404     27,629       24,195     24,177
 Federal Home Loan Bank stock    1,650      1,650        1,650      1,650
 Loans                        $158,058   $156,026     $157,697   $155,579
Liabilities:
 Deposits                     $241,950   $242,512     $235,431   $235,859
 FHLB advances                $ 26,000   $ 28,227     $ 26,000   $ 28,430

Limitations:
Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement element. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates included herein are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the fair value of assets and liabilities
                                    -17-

that are not required to be recorded or disclosed at fair value like premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

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

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to
                                    -18-

conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Lowndes, Thomas, and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have four full service banking facilities, a loan production office, and six automated teller machines.

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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. For example, after holding the overnight borrowing rate for banks at 5.25% for eight months of 2007, the Federal Reserve Bank decreased short-term interest rates by 5% to a range of 0% to 0.25% in September 2007. This historically low level has remained unchanged through March 2010.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rate changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services. Noninterest income was 46% of first quarter 2010 net interest income and 26% of first quarter 2010 total revenue.

At March 31, 2010, the majority of non-performing assets included funding the remaining construction costs of a loan carried in other real estate and a $1.283 million loan that was placed on nonaccrual status in the third quarter

                                    -19-

of 2009. These two relationships accounted for eighty-one percent of all non performing assets.

Since mid-2007, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and severely affected the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment has also increased significantly.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation's results of operations. We believe that the allowance for loan losses as of March 31, 2010, is adequate, however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at March 31, 2010, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably
                                    -20-

anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation's liquidity or operations. At March 31, 2010, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2010, total capital increased $675 thousand to $26.2 million and increased $2.2 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.79% as of March 31, 2010. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2010, was $407 thousand, up $26 thousand, or 6.9%, from net income of $381 thousand for the first quarter of 2009, but down when compared with a net income of $706 thousand in the fourth quarter of 2009. The increase in net income in the first quarter of 2010 was mainly due to higher net interest income resulting from lower interest paid on interest bearing liabilities, and a lower loan loss provision compared with the first quarter of 2009. The decrease in net income for the quarter compared with the fourth quarter of 2009 was mainly due to the sale of securities in order to shorten the duration of the mortgage-backed security portfolio and to reduce exposure to below investment grade corporate notes. In the fourth quarter of 2009, we sold
$7.8 million of mortgage-backed securities for a net gain of $221 thousand and in the first quarter of 2010, we sold below investment grade corporate notes for a $93 thousand loss.

On a per share basis, net income for the first quarter was $.16 per diluted share compared with $.15 per diluted share for the same quarter in 2009. The weighted average common diluted shares outstanding for the quarter were 2.548 million, same as first quarter last year.








                                    -21-

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended March 31, 2010.

                                1st Qtr  4th Qtr  3rd Qtr  2nd Qtr  1st Qtr
                                 2010     2009     2009     2009     2009
Return on average total assets    .55%     .98%     .67%     .38%     .56%
Return on average total equity   6.26%   11.11%    7.71%    4.37%    6.48%
Average shareholders' equity to
  Average total assets           8.74%    8.84%    8.70%    8.66%    8.62%
Net interest margin
  (tax equivalent)               3.93%    4.22%    4.13%    4.12%    4.07%

Comparison of Statements of Income for the Quarter

Noninterest income, at 26% of the Corporation's total revenue for the quarter, was $1.2 million for the first quarter, down 5.4% from the same period in 2009. The quarterly decline was primarily due to a $93 thousand loss on the sale of below investment grade corporate notes. Revenue from mortgage banking services increased 4.8% to $328 thousand compared with last year's first quarter. The mortgage banking business has a strong pipeline of projects and also services a $361 million portfolio of non-recourse loans. Revenue from insurance services increased to $319 thousand, a 6.7% increase over the first quarter of 2009, and income from trust and brokerage services remained relatively flat compared with the same period last year.

Total interest income decreased $85 thousand, or 2.5%, to $3.3 million for the three months ended March 31, 2010, compared with the same period in 2009, reflecting lower interest income from investment securities, partially offset by higher interest and fees earned on loans. During the first quarter of 2010, the Federal Reserve Bank maintained short-term interest rates at a range of 0% to .25% after decreasing 5% since third quarter 2007. Interest and fees on loans increased $108 thousand mainly due to the higher average volume of loans and partially offset by lower interest rates on variable and adjustable rate loans compared with last year's same quarter amount.
Interest on deposits in other banks and Federal funds sold increased $5 thousand, and interest on investment securities decreased $200 thousand. Lower interest on investment securities was mainly due to securities that were either called, matured, or sold being reinvested into overnight balances held at the Federal Reserve Bank.

Total interest expense decreased $197 thousand, or 20.1%, to $787 thousand in the first quarter of 2010 compared with the same period in 2009. Interest on deposits decreased $204 thousand, or 26%, during the first quarter of 2010 due to lower interest rates compared with the first quarter of 2009. The average rate paid on average time deposits has decreased 89 basis points since March 31, 2009. Interest on total borrowings increased $7 thousand, or 3.5%, compared with the same quarter in 2009.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved slightly to $2.5 million for the first quarter of 2010 compared with $2.4 million in net interest income in the 2009 first quarter. Net interest income after provision for loan losses for the first quarter of 2010 was $2.3 million compared with $2.2 million for the same period in 2009. As
                                    -22-

previously noted, the provision for loan losses decreased to $150 thousand in the first quarter of 2010 compared with a $186 thousand provision reported in
the same period last year.   The Corporation's net interest margin was 3.93%
for the first quarter of 2010, down 14 basis points from the same period last year. The decline in net interest margin was mainly impacted from the reinvestment of securities which were either called, matured, and/or sold into overnight balances carried at the Federal Reserve Bank. Some longer term mortgage-backed securities were sold in November 2009 to shorten the duration of our portfolio. Total investment securities yields dropped 86 basis points compared with the same quarter a year ago. Also, the total yield on loans decreased 20 basis points comparing year-over-year.

Noninterest expense remained flat at $2.9 million for the first quarter of 2010 compared with the first quarter of 2009. The largest component of noninterest expense, salaries and employee benefits, increased to $1.7 million for the first quarter compared with $1.6 million in the same period last year. This increase was mainly due to accruals for performance incentives and benefit plan expenses. Other operating expense decreased $57 thousand to $650 thousand in the first quarter of 2010 due to lower legal expenses.

Comparison of Financial Condition Statements

At March 31, 2010, total assets were $298.2 million, a 2.5% increase from December 31, 2009. Comparing first quarter 2010 with first quarter 2009, the increase was primarily due to solid loan growth and higher interest-bearing balances funded by growth in deposits. Although total loans were relatively flat when compared with the previous quarter, total loans increased $11.4 million, or 7.6%, to $160.7 million when compared with $149.3 million at March 31, 2009. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 53.9% of total assets. Loan growth was driven primarily by our expansion into the Valdosta market. The Corporation's new full-service banking center in Valdosta, Georgia is scheduled to open for business in the second quarter of 2010.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represented 37.2% of total assets. Investment securities decreased $1.3 million and short-term investments increased $11.1 million since December 31, 2009. This resulted in an overall increase in investments of $9.8 million.

Deposits increased to $242 million at the end of the first quarter of 2010, up $6.5 million from the end of 2009. The bulk of the first quarter deposit growth was in money markets deposit accounts. At March 31, 2010, total deposits represented 81.1% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

                                             March 31, December 31, March 31,
                                              2010        2009        2009
Advance from Federal Home Loan Bank with
 a 3.39% fixed rate of interest maturing
 August 20, 2018.  (convertible to a
 variable rate at option of Federal Home
 Loan Bank on August 22, 2011).             5,000,000   5,000,000   5,000,000

Advance from Federal Home Loan Bank with
 a 3.85% fixed rate of interest maturing
 April 30, 2014.                           10,000,000  10,000,000           0

Advance from Federal Home Loan Bank with
 a 2.78% fixed rate of interest maturing
 September 10, 2018.  (convertible to a
 variable rate at option of Federal Home
 Loan Bank on September 10, 2010),
 (transferred to short-term borrowings).            0           0   5,000,000

Advance from Federal Home Loan Bank with
 a 1.57% fixed rate of interest maturing
 July 25, 2011.                             2,000,000   2,000,000           0

Advance from Federal Home Loan Bank with
 a 2.23% fixed rate of interest maturing
 July 30, 2012.                             2,000,000   2,000,000           0

Advance from Federal Home Loan Bank with
 a 2.79% fixed rate of interest maturing
 July 29, 2013.                             2,000,000   2,000,000           0

Total long-term debt                      $21,000,000 $21,000,000 $10,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.64% of total loans outstanding at March 31, 2010, compared with 1.58% of loans outstanding at December 31, 2009, and 1.63% at March 31, 2009. Net charge offs in the 2010 first quarter were $47 thousand compared with net charge offs of $126 thousand in the fourth quarter last year. Management considers the allowance for loan losses as of March 31, 2010, adequate to cover potential losses in the loan portfolio. Nonperforming loans to total loans in the current period declined to 1.31%.

Nonperforming assets are comprised mainly of $3.8 million of foreclosed properties and $2.1 million of nonperforming loans for a total of $6.1 million at March 31, 2010, up from $2.6 million of a year ago. The higher level of nonperforming assets was primarily due to fully funding a large foreclosed commercial property in 2009.

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

Financial instruments whose contract amounts        March 31,  March 31,
 represent credit risk (dollars in thousands):        2010       2009
Commitments to extend credit                        $ 12,068   $ 16,928
Standby letters of credit and financial guarantees  $     10   $     10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At March 31, 2010, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 16.35%, which is over 60 percent in excess of the regulatory standard for a "well-capitalized" bank. Southwest Georgia Financial Corporation's and Southwest Georgia Bank's risk based capital ratios are shown in the following table.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                           Risk Based Capital Ratios

                            Southwest Georgia
                          Financial Corporation      Regulatory Guidelines
                                                      For Well    Minimum
Risk Based Capital Ratios     March 31, 2010        Capitalized  Guidelines
Tier 1 capital                    15.11%                6.00%      4.00%
Total risk based capital          16.35%               10.00%      8.00%
Tier 1 leverage ratio              8.60%                5.00%      3.00%

                            Southwest Georgia
                                   Bank              Regulatory Guidelines
                                                      For Well    Minimum
Risk Based Capital Ratios     March 31, 2010        Capitalized  Guidelines
Tier 1 capital                    14.27%                6.00%      4.00%
Total risk based capital          15.53%               10.00%      8.00%
Tier 1 leverage ratio              8.11%                5.00%      3.00%

In February 2010, the Corporation paid a cash dividend of $0.10 per common share, an increase from $0.07 per common share that was paid in the first quarter of 2009. The Corporation had suspended its quarterly cash dividend in March of 2009 to retain sufficient equity required to support efforts to capture greater market share and expand outside of its historic footprint. Conditions will continue to be evaluated quarterly, and, when appropriate, Southwest Georgia Financial plans to return to the more regular dividend payout schedule to which shareholders have become accustomed.

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

Our primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, we seek to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. We attempt to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation's interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by the Bank. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Corporation uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These
                                    -26-


simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The Corporation also maintains an investment portfolio which receives monthly cash flows from mortgage-backed securities principal payments, and staggered maturities and provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution's interest rate sensitivity.

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

Management's Annual Report on Internal Control over Financial Reporting

The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2009, was included in Item 8 of the form 10K , dated December 31, 2009, under the heading "Management's Report on Internal Controls Over Financial Reporting".

The annual report form 10K, dated December 31, 2009, does not include an attestation report of the Corporation's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Corporation's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management's report in the annual report.

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


Date:  May 14, 2010



















                                    -28-