Form 10-Q
period 2010-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2010-08-16
CIK 315849

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
      [ X ]  Quarterly report under Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the quarterly period ended June 30, 2010

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

            Class                          Outstanding At July 20, 2010
   Common Stock, $1 Par Value                      2,547,837




                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2010

                               TABLE OF CONTENTS

                                                                   PAGE #

PART I - FINANCIAL INFORMATION

  ITEM 1.     FINANCIAL STATEMENTS

  The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

     a. Consolidated balance sheets - June 30, 2010 (unaudited)
         and December 31, 2009 (audited).                             2

     b. Consolidated statements of income (unaudited) - for
         the six months and the three months ended
         June 30, 2010 and 2009.                                      3

     c. Consolidated statements of comprehensive income
         (unaudited) - for the six months and the three months
         ended June 30, 2010 and 2009.                                4

     d. Consolidated statements of cash flows (unaudited) for
         the six months ended June 30, 2010 and 2009.                 5

     e. Notes to Consolidated Financial Statements                    6


  ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS         18

  ITEM 4(T).  CONTROLS AND PROCEDURES                                28

PART II - OTHER INFORMATION

  ITEM 6.     EXHIBITS                                               29

  SIGNATURE                                                          29















                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2010 and December 31, 2009

                                                 (Unaudited)      (Audited)
                                                   June 30,      December 31,
                                                     2010            2009
ASSETS
Cash and due from banks                        $   7,303,847    $  10,049,545
Interest-bearing deposits in other banks          30,594,075       13,246,872
    Cash and cash equivalents                     37,897,922       23,296,417
Investment securities available for sale,
 at fair value                                    42,677,101       62,008,044
Investment securities held to maturity
 (fair value approximates $36,384,445
 and $24,177,393)                                 35,638,196       24,195,377
Federal Home Loan Bank stock, at cost              1,649,900        1,649,900
    Total investment securities                   79,965,197       87,853,321
Loans                                            159,382,843      160,260,026
Less: Unearned income                           (     26,458)    (     29,773)
   Allowance for loan losses                    (  2,908,967)    (  2,532,856)
    Loans, net                                   156,447,418      157,697,397
Premises and equipment, net                        8,857,465        7,777,080
Foreclosed assets, net                             3,669,991        3,831,663
Intangible assets                                    744,695          848,514
Other assets                                       9,158,519        9,703,862
    Total assets                               $ 296,741,207    $ 291,008,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                 $  30,133,562    $  25,074,884
  Money Market                                    48,124,523       45,694,205
  Savings                                         22,759,694       21,364,824
  Certificates of deposit $100,000 and over       31,914,855       30,190,008
  Other time accounts                             68,824,982       72,085,244
    Total interest-bearing deposits              201,757,616      194,409,165
  Noninterest-bearing deposits                    38,229,793       41,021,846
    Total deposits                               239,987,409      235,431,011
 Short-term borrowed funds                         5,000,000        5,000,000
 Long-term debt                                   21,000,000       21,000,000
 Other liabilities                                 3,643,106        4,047,262
    Total liabilities                            269,630,515      265,478,273

Stockholders' equity:
 Common stock - $1 par value, 5,000,000
  shares authorized, 4,293,835 shares issued       4,293,835        4,293,835
 Capital surplus                                  31,701,533       31,701,533
 Retained earnings                                17,382,395       16,324,463
 Accumulated other comprehensive income (loss)  (    153,276)    (    676,055)
 Treasury stock, at cost 1,745,998 shares
  for 2010 and 2009                             ( 26,113,795)    ( 26,113,795)
    Total stockholders' equity                    27,110,692       25,529,981
    Total liabilities and stockholders' equity $ 296,741,207    $ 291,008,254

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME


                                           For The Three Months      For The Six Months
                                              Ended June 30,            Ended June 30,
                                        (Unaudited)  (Unaudited)  (Unaudited)  (Unaudited)
                                             2010        2009         2010         2009
Interest income:
 Interest and fees on loans             $ 2,564,250  $ 2,343,817  $ 4,964,877  $ 4,636,570
 Interest on taxable securities
  available for sale                        496,012      780,846    1,095,555    1,619,555
 Interest on taxable securities
  held to maturity                          160,805       38,777      290,750       93,940
 Interest on tax exempt securities
  available for sale                         61,509      115,158      123,017      233,367
 Interest on tax exempt securities
  held to maturity                           80,176       59,939      159,958      118,915
 Interest on federal funds sold                   0           87            0           97
 Interest on deposits in other banks         15,817        9,440       29,688       16,153
    Total interest income                 3,378,569    3,348,064    6,663,845    6,718,597
Interest expense:
 Interest on deposits                       535,064      733,938    1,115,813    1,518,737
 Interest on federal funds purchased              2            0            2           84
 Interest on other short-term borrowings     35,168            0       69,949      122,104
 Interest on long-term debt                 173,126      175,434      344,350      252,690
    Total interest expense                  743,360      909,372    1,530,114    1,893,615
    Net interest income                   2,635,209    2,438,692    5,133,731    4,824,982
Provision for loan losses                   150,000       60,000      300,000      245,709
    Net interest income after
     provision for loan losses            2,485,209    2,378,692    4,833,731    4,579,273
Noninterest income:
 Service charges on deposit accounts        401,330      453,071      786,497      849,171
 Income from trust services                  66,536       58,982      120,892      110,415
 Income from retail brokerage services      109,695       71,996      170,808      134,955
 Income from insurance services             291,379      266,721      610,380      565,265
 Income from mortgage banking services      360,457      313,687      688,597      626,981
 Provision for foreclosed asset losses   (  125,000)           0   (  125,000)           0
 Net gain on disposition of assets                0            0        2,816            0
 Net gain on sale of securities             627,678            0      534,973            0
 Other income                                41,753       42,864      134,799      137,411
    Total noninterest income              1,773,828    1,207,321    2,924,762    2,424,198
Noninterest expense:
 Salaries and employee benefits           1,758,490    1,543,320    3,438,380    3,171,458
 Occupancy expense                          211,366      207,827      415,136      418,593
 Equipment expense                          184,598      164,303      359,888      328,163
 Data processing expense                    174,114      174,346      351,393      349,865
 Amortization of intangible assets           51,910       51,911      103,819      103,819
 Other operating expenses                   632,485    1,264,777    1,282,800    1,971,669
    Total noninterest expenses            3,012,963    3,406,484    5,951,416    6,343,567
    Income before income taxes            1,246,074      179,529    1,807,077      659,904
Provision for income taxes                  340,257   (   79,675)     494,361       20,063
    Net income                          $   905,817  $   259,204  $ 1,312,716  $   639,841


Earnings per share of common stock:
 Net income, basic                      $      0.36  $      0.10  $      0.52  $      0.25
 Net income, diluted                    $      0.36  $      0.10  $      0.52  $      0.25
 Dividends paid per share               $         -  $         -  $      0.10  $      0.07
 Weighted average shares outstanding      2,547,837    2,547,837    2,547,837    2,547,837
 Diluted average shares outstanding       2,547,837    2,547,837    2,547,952    2,547,837

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                        For The Three Months      For The Six Months
                                            Ended June 30,           Ended June 30,
                                       (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
                                           2010       2009         2009        2008
Net income                               905,817    259,204      1,312,716    639,841
Other comprehensive income, net of tax:
 Unrealized gain on securities
  available for sale, net of tax expense
  of $0 and $(231,780) for the quarter
  $269,311 and $(84,532) for the year   (      1)  (449,925)       522,780   (164,090)
Total comprehensive income               905,816   (190,721)     1,835,496    475,751

































                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For The Six Months
                                                            Ended June 30,
                                                      (Unaudited)    (Unaudited)
                                                         2010           2009
Cash flows from operating activities:
 Net income                                         $  1,312,716  $    639,841
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                              300,000       245,709
  Depreciation                                           369,337       362,185
  Net amortization and (accretion) of
   investment securities                                 103,728   (    43,274)
  Amortization of intangibles                            103,819       103,819
  Net (gain) loss on sale of equity securities
   and disposal of assets                            (   537,789)            0
  Funds held related to mortgage banking activities  (   126,751)  (   200,661)
  Change in:
  Other assets                                           284,214   (   769,239)
  Other liabilities                                  (   277,405)      682,015
    Net cash provided by operating activities          1,531,869     1,020,395
Cash flows from investing activities:
 Proceeds from calls and maturities of
  securities held to maturity                                  0     2,000,000
 Proceeds from calls, paydowns and maturities
  of securities AFS                                    5,280,561    21,439,221
 Proceeds from sale of securities available for sale  17,973,354             0
 Purchase of securities held to maturity             (12,392,420)  (   275,000)
 Purchase of securities available for sale           ( 1,633,218)  (16,934,148)
 Net change in loans                                     829,814   ( 4,260,694)
 Purchase of premises and equipment                  ( 1,465,317)  ( 1,984,020)
 Proceeds from sales of other assets                     175,248             0
    Net cash provided for investing activities         8,768,022   (    14,641)
Cash flows from financing activities:
 Net change in deposits                                4,556,398     6,521,326
 Decrease in federal funds purchased                           0   (   430,000)
 Payment of short-term debt and short-term
  portion of long-term debt                                    0   ( 5,000,000)
 Cash dividends paid                                 (   254,784)  (   178,349)
    Net cash provided for financing activities         4,301,614       912,977

Increase(decrease) in cash and cash equivalents       14,601,505     1,918,731
Cash and cash equivalents - beginning of period       23,296,417     7,499,684
Cash and cash equivalents - end of period           $ 37,897,922  $  9,418,415

NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                 $    120,165  $  2,228,310
 Unrealized gain (loss) on securities
  available for sale                                $    792,090  $(   248,622)
 Re-class short-term debt to long-term due
  to unexercised option                             $          0  $ 10,000,000

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation's 2009 Annual Report on Form 10-K.

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

The Corporation's primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County and the surrounding
                                      -6-

counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. in Milledgeville, Georgia. Our new full-service banking center in Valdosta, Georgia opened in June 2010.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000 (up from $100,000). Uninsured deposits aggregate to $578,465.54 at June 30, 2010.

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

Foreclosed Assets

Properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and write-downs are included in net expenses from foreclosed assets. If a valuation allowance for market value changes is deemed appropriate for foreclosed properties, an allowance is established and provisions are made to the allowance.

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

The Internal Revenue Service recently completed an audit of the Corporation's tax returns for periods ending December 31, 2009, 2008, and 2007. The result of the audit did not have a material impact on the Corporation's financial statements.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which added disclosure requirements about an entity's allowance for loan losses and the credit quality of its financing receivables. The required disclosures include a roll forward of the allowance for credit losses on a portfolio segment
                                     -10-

basis and information about modified, impaired, non-accrual and past due loan and credit quality indicators. ASU 2010-20 will be effective for the Corporation's reporting period ending December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Management has determined the adoption of this guidance will not have a material effect on the Corporation's financial position or results of operations.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the second quarter of 2010 were $28,750 and $70,359 for the six-month period.

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


                                     -14-

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

Loans:
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as
                                     -15-

individually impaired, management measures impairment in accordance with ASC 310, Accounting by Creditors for Impairment of a Loans. The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level
2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2010.

                                  Level 1     Level 2    Level 3      Total
Investment securities available
   for sale                      $ 43,412  $ 42,633,689  $     0  $ 42,677,101

Assets Recorded at Fair Value on a Nonrecurring Basis:
The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2010.

                             Level 1     Level 2   Level 3    Total
Foreclosed assets            $     0   $3,669,991  $     0  $3,669,991
Impaired loans                     0            0        0           0
  Total assets at fair value $     0   $3,669,991  $     0  $3,669,991

The carrying amount and estimated fair values of the Corporation's assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2010, and December 31, 2009, are as follows:

                                    June 30, 2010         December 31, 2009

                                 Carrying  Estimated     Carrying  Estimated
                                  Amount  Fair Value      Amount  Fair Value
                                (Dollars in thousands)  (Dollars in thousands)
Assets:
 Cash and cash equivalents       $ 37,898  $ 37,898      $ 23,296  $ 23,296
 Investment securities
  available for sale               42,677    42,677        62,008    62,008
 Investment securities
  held to maturity                 35,638    36,384        24,195    24,177
 Federal Home Loan Bank stock       1,650     1,650         1,650     1,650
 Loans                           $156,447  $155,222      $157,697  $155,579
Liabilities:
 Deposits                        $239,988  $240,492      $235,431  $235,859
 FHLB advances                   $ 26,000  $ 28,023      $ 26,000  $ 28,430

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

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Lowndes, Thomas, and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have five full service banking facilities and six automated teller machines.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we have continued with our plans to expand geographically with a new full-service banking center in Valdosta, Georgia. The branch was completed and opened in June of 2010.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in 2007, the Federal Reserve Bank decreased it by 5% to a range of 0% to 0.25%. This historically low level has remained unchanged from September 2007 through June 2010.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rate changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services. Noninterest income was 67.3% of second quarter 2010 net interest income and 34.4% of second quarter 2010 total revenue.

At June 30, 2010, the majority of non-performing assets included a large foreclosed commercial property that was fully funded in the last half of 2009. This relationship accounted for eighty-one percent of all non performing assets.

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

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of June 30, 2010, is adequate; however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's
                                     -20-

liquidity ratios at June 30, 2010, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation's liquidity or operations. At June 30, 2010, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2010, total capital increased $1.6 million to $27.1 million and increased $3.3 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.14% as of June 30, 2010. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2010, was $906 thousand, up $647 thousand, or 250%, from net income of $259 thousand for the second quarter of 2009. The significant increase was the result of $197 thousand higher net interest income, a $628 thousand gain on the sale of securities, and a decline in operating expenses of $632 thousand due primarily to lower legal fees and FDIC assessments.

On a per share basis, net income for the second quarter was $0.36 per diluted share compared with $0.10 per diluted share for the same quarter in 2009.
The weighted average common diluted shares outstanding for the quarter were
2.548 million, same as second quarter last year.

For the first six months of 2010, net income was $1.313 million compared with net income of $640 thousand for the same period in 2009. Earnings per diluted share for the first six months of 2010 were $0.52, up over 100% compared with earnings per diluted share of $0.25 for the same period in 2009. The growth in net income reflects a $535 thousand net gain on the sale of securities and a measurable decline in operating expenses related to legal fees and the FDIC insurance assessments.
We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended June 30, 2010.




                                     -21-

                                2nd Qtr  1st Qtr  4th Qtr  3rd Qtr  2nd Qtr
                                 2010     2010     2009     2009     2009
Return on average total assets   1.21%     .55%     .98%     .67%     .38%
Return on average total equity  13.56%    6.26%   11.11%    7.71%    4.37%
Average shareholders' equity
 to Average total assets         8.95%    8.74%    8.84%    8.70%    8.66%
Net interest margin
 (tax equivalent)                4.07%    3.93%    4.22%    4.13%    4.12%

Comparison of Statements of Income for the Quarter

Noninterest income, which was 34.4% of the Corporation's total revenue for the quarter, increased $567 thousand or 47.0%, to $1.774 million when compared with last year's second quarter. The majority of this increase was related to previously noted $628 thousand gains on the sale of securities. Also, positively impacting noninterest income was mortgage banking services revenue, which increased $47 thousand, or 14.9%, and trust services and retail brokerage services revenue, which increased $8 thousand and $38 thousand, respectively, in the second quarter of 2010. Income from insurance services also increased $25 thousand, or 9.2%. These increases were partially offset by a provision for market value losses in foreclosed assets of $125 thousand and a decrease in service charges on deposit accounts of $52 thousand, or 11.4%, compared with the prior year's second quarter.

Total interest income increased $31 thousand to $3.379 million for the three months ended June 30, 2010 compared with the same period in 2009. This increase was primarily due to an increase in interest and fees on loans of $220 thousand. Interest and fees on loans increased because of a higher average loan volume of $10.7 million compared with the second quarter of 2009 despite a significantly lower interest rate environment. Partially offsetting this increase was interest on investment securities, which decreased $196 thousand, due to the sales of higher yielding securities. As a result, total investment securities yield dropped 96 basis points compared with the same quarter a year ago.

Total interest expense decreased $166 thousand, or 18.3%, in the second quarter of 2010 compared with the same period in 2009. Interest on deposits decreased $199 thousand, or 27.1%, during the second quarter of 2010 reflecting the lower interest rate environment. The average rate paid on interest-bearing time deposits decreased 74 basis points for the quarter compared with the same period a year ago. Interest on total borrowings increased $33 thousand, or 18.8%, compared with the same quarter in 2009.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $2.635 million for the second quarter of 2010 compared with $2.439 million in net interest income in the 2009 second quarter due to lower costs of deposits and higher interest and fees on loans. Net interest income after provision for loan losses for the second quarter of 2010 was $2.485 million compared with $2.379 million for the same period in 2009. The provision for loan losses increased to $150 thousand compared with a $60 thousand provision for loan losses during last year's second quarter. The Corporation's net interest margin was 4.07% for the second quarter of 2010,
                                     -22-

down 5 basis points from the same period last year. The decline in net interest margin was mainly impacted from the reinvestment of securities which were either called, matured, and/or sold into overnight balances carried at the Federal Reserve Bank. Some longer term mortgage-backed securities were sold in November 2009 and May 2010 to shorten the duration of our portfolio. Also, the remaining $5 million of corporate notes were sold in June 2010 to reduce credit risk in the portfolio.

Total noninterest expense decreased 11.6% to $3.013 million from $3.406 million for the second quarter of 2009. The decrease was primarily due to a $632 thousand decrease in other operating expenses when compared with the prior year's second quarter as a result of lower legal expenses and FDIC insurance assessments. This decrease was partially offset by an increase in salaries and employee benefits of $215 thousand, or 13.9%, mainly due to staffing the full-service banking center in Valdosta, Georgia, and accruals for performance incentives and benefit plan expenses. Also, occupancy and equipment expense increased $4 thousand and $20 thousand, respectively, while all other categories remained flat.

Comparison of Statements of Income for the Six-month Period

For the first six months of 2010, noninterest income was $2.925 million, up 20.7% from the same period in 2009. As previously noted, the majority of the increase was due to a $535 thousand net gain on the sale of securities. Income from insurance services increased $45 thousand, or 8.0%, when compared with the six-month period in 2009. Revenue from trust services and income from retail brokerage services increased $10 thousand and $36 thousand, respectively when compared with the same period in 2009. These increases in revenue were partially offset by $125 thousand provision for market value losses in foreclosed assets and a decrease in service charges on deposit accounts of $63 thousand, or 7.4%, when compared with the same period of 2009.

Total interest income for the first six months of 2010 decreased $55 thousand to $6.664 million when compared with the same period in 2009. This decrease was primarily due to a $396 thousand decrease in interest on investment securities due to the sale of higher yielding securities. This decrease was mostly offset by an increase in interest and fees on loans of $328 thousand due to an $11 million higher average volume of loans compared with the first half of last year. Interest on deposits in other banks increased $14 thousand compared with the first half of 2009.

Total interest expense for the six-month period ended June 30, 2010, decreased $364 thousand, or 19.2%, compared with the same period in 2009.
The decrease in interest expense was primarily related to lower interest paid on interest-bearing deposits of $403 thousand, or 26.5%, compared with the second quarter of 2009 reflecting lower interest rates. Interest on borrowings increased $39 thousand, or 10.5%, for the first six months of 2010 compared with the same period last year due to higher volume of borrowings.

Net interest income for the first six months of 2010 was 6.4% higher at $5.134 million compared with $4.825 million for the same period in 2009, mainly as a result of lower interest paid on deposits and higher income from loans. Net interest income after provision for loan losses was $4.834 million for the first half of 2010 compared with $4.579 for the same period in 2009. A provision for loan losses of $300 thousand was recognized in the first six months of 2010 compared with a provision for loan losses of $246 thousand in the same period last year. Net interest margin was 4.00% for the
                                     -23-

first six months of 2010, down from 4.10% for the first half of 2009 mainly due to the repositioning of our investment portfolio.

Noninterest expense decreased $392 thousand for the first six months of 2010 compared with the same period last year. The change was due to a $689 thousand, or 34.9% decrease in other operating expenses, a reflection of lower legal expense and insurance assessments to the FDIC, partially offset by an increase in salary and employee benefits of $267 thousand, which was related to staffing Valdosta's full-service banking center and increases in employee benefits. Equipment expense increased $32 thousand while all other categories of noninterest expense remained relatively flat.

Comparison of Financial Condition Statements

At June 30, 2010, total assets were $296.7 million, up $5.7 million from December 31, 2009. Most of the increase in assets was a result of a $17.3 million increase in funds held overnight at the Federal Reserve Bank. Also, premises and equipment increased $1.1 million due to the completed construction of our new full-service banking center in Valdosta which opened in June 2010. These increases were partially offset by a decline of $7.9 million in investment securities. This decrease in investment securities was due to the sale of $17.4 million of mortgage-backed securities and corporate notes in order to reposition our investment portfolio and reduce credit risk as well as receiving $5.3 million in principal payments from mortgage-backed securities. The proceeds from the sale of the investment securities were reinvested in $14.0 million of new securities.

The Corporation's loan portfolio of $159.4 million remained relatively flat from the December 31, 2009, level of $160.3 million. Total loans have grown 5.5% since June 30, 2009, due mostly to our loan production office in Valdosta, Georgia. In June 2010, the loan production office closed and the full-service banking center opened. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 53.7% of total assets.

Investment securities and short-term investments which include interest-bearing deposits in other banks represent 37.3% of total assets. Investment securities decreased $7.9 million and short-term investments increased $17.3 million since December 31, 2009. This resulted in an overall increase in investments of $9.5 million.

Deposits increased to $240.0 million at the end of the second quarter of 2010, up $4.6 million from the end of 2009. The bulk of the deposit growth was in NOW accounts and money market deposits. At June 30, 2010, total deposits represented 80.9% of total assets.













                                     -24-

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:
                                           June 30,   December 31,   June 30,
                                             2010         2009         2009
Advance from Federal Home Loan Bank with
 a 3.39% fixed rate of interest maturing
 August 20, 2018.  (convertible to a
 variable rate at option of Federal Home
 Loan Bank on August 22, 2011).            5,000,000    5,000,000    5,000,000

Advance from Federal Home Loan Bank with
 a 3.85% fixed rate of interest maturing
 April 30, 2014.                          10,000,000   10,000,000   10,000,000

Advance from Federal Home Loan Bank with
 a 2.78% fixed rate of interest maturing
 September 10, 2018.  (convertible to a
 variable rate at option of Federal Home
 Loan Bank on September 10, 2010),
 (transferred to short-term borrowings).           0            0    5,000,000

Advance from Federal Home Loan Bank with
 a 1.57% fixed rate of interest maturing
 July 25, 2011.                            2,000,000    2,000,000            0

Advance from Federal Home Loan Bank with
 a 2.23% fixed rate of interest maturing
 July 30, 2012.                            2,000,000    2,000,000            0

Advance from Federal Home Loan Bank with
 a 2.79% fixed rate of interest maturing
 July 29, 2013.                            2,000,000    2,000,000            0

Total long-term debt                     $21,000,000  $21,000,000  $20,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.83% of total loans outstanding at June 30, 2010, compared with 1.58% of loans outstanding at December 31, 2009, and 1.66% at June 30, 2009. Management considers the allowance for loan losses as of June 30, 2010, adequate to cover potential losses in the loan portfolio. Nonperforming loans to total loans in the current period declined to 0.29%.

Nonperforming assets were $4.2 million, or 1.40% of total assets, in the second quarter of 2010, down from $5.5 million, or 1.88% of total assets, at the end of 2009, and up from $2.8 million, or 1.03% of total assets in the
                                     -25-

same period last year. Nonperforming assets increased over the prior year period primarily due to fully funding a large foreclosed commercial property in the last half of 2009. There were $3.7 million of foreclosed properties in nonperforming assets at the end of the current quarter compared with $2.4 million at the end of last year's second quarter.

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

Financial instruments whose contract amounts        June 30,   June 30,
 represent credit risk (dollars in thousands):        2010       2009
Commitments to extend credit                        $ 11,154   $ 12,259
Standby letters of credit and financial guarantees  $     10   $     10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At June 30, 2010, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 17.58%, which is more than 75 percent in excess of the regulatory standard for a "well-capitalized" bank. Southwest Georgia Financial Corporation's and Southwest Georgia Bank's risk based capital ratios are shown in the following table.




















                                     -26-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                           Risk Based Capital Ratios

                            Southwest Georgia
                          Financial Corporation      Regulatory Guidelines
                                                      For Well    Minimum
Risk Based Capital Ratios      June 30, 2010        Capitalized  Guidelines
Tier 1 capital                    16.33%                6.00%      4.00%
Total risk based capital          17.58%               10.00%      8.00%
Tier 1 leverage ratio              8.86%                5.00%      3.00%

                            Southwest Georgia
                                   Bank              Regulatory Guidelines
                                                      For Well    Minimum
Risk Based Capital Ratios      June 30, 2010        Capitalized  Guidelines
Tier 1 capital                    15.47%                6.00%      4.00%
Total risk based capital          16.73%               10.00%      8.00%
Tier 1 leverage ratio              8.38%                5.00%      3.00%

In February 2010, the Corporation paid a cash dividend of $0.10 per common share, an increase from $0.07 per common share that was paid in the first half of 2009. The Corporation had suspended its regular quarterly cash dividend in March of 2009 to retain sufficient equity required to support efforts to capture greater market share and expand outside of its historic footprint.

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

Our primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, we seek to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. We attempt to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation's interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by the Bank. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Corporation uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These
                                     -27-

simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The Corporation also maintains an investment portfolio which receives monthly cash flows from mortgage-backed securities principal payments, and staggered maturities and provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution's interest rate sensitivity.

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

Management's Annual Report on Internal Control over Financial Reporting

The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2009, was included in Item 8 of the 10K form, dated December 31, 2009, under the heading "Management's Report on Internal Controls Over Financial Reporting".

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


                                     -28-

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


Date:  August 16, 2010
























                                     -29-