Form 10-Q
period 2010-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2010-11-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                   FORM 10-Q

(Mark One)
[ X ]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
               For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes[   ]  No [   ]

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

          Class                       Outstanding At October 26, 2010
  Common Stock, $1 Par Value                   2,547,837


                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2010

                               TABLE OF CONTENTS

                                                                  PAGE #

PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

   The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

      a. Consolidated balance sheets - September 30, 2010
          (unaudited) and December 31, 2009 (audited).               2

      b. Consolidated statements of income (unaudited) - for
         the nine months and the three months ended
         September 30, 2010 and 2009.                                3

      c. Consolidated statements of comprehensive income
          (unaudited) - for the nine months and the three
          months ended September 30, 2010 and 2009.                  4

      d. Consolidated statements of cash flows (unaudited)
          for the nine months ended September 30, 2010 and 2009.     5

      e. Notes to Consolidated Financial Statements                  6

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS           19

   ITEM 4. CONTROLS AND PROCEDURES                                  28

PART II - OTHER INFORMATION

   ITEM 6. EXHIBITS                                                 29

   SIGNATURE                                                        30
















                                      -1-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 2010 and December 31, 2009

                                                   (Unaudited)     (Audited)
                                                  September 30,   December 31,
                                                       2010           2009
ASSETS
Cash and due from banks                          $   4,908,202  $  10,049,545
Interest-bearing deposits in other banks            38,893,536     13,246,872
    Cash and cash equivalents                       43,801,738     23,296,417
Investment securities available for sale,
 at fair value                                      40,451,949     62,008,044
Investment securities held to maturity (fair
 value approximates $45,507,016 and $24,177,393)    44,535,179     24,195,377
Federal Home Loan Bank stock, at cost                1,649,900      1,649,900
    Total investment securities                     86,637,028     87,853,321
Loans                                              161,324,924    160,260,026
Less: Unearned income                             (     27,743)  (     29,773)
      Allowance for loan losses                   (  3,002,365)  (  2,532,856)
    Loans, net                                     158,294,816    157,697,397
Premises and equipment, net                          9,174,811      7,777,080
Foreclosed assets, net                               3,096,859      3,831,663
Intangible assets                                      692,786        848,514
Other assets                                         9,153,155      9,703,862
    Total assets                                 $ 310,851,193  $ 291,008,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                   $  28,461,124  $  25,074,884
  Money Market                                      53,187,152     45,694,205
  Savings                                           22,034,940     21,364,824
  Certificates of deposit $100,000 and over         31,023,233     30,190,008
  Other time accounts                               67,920,704     72,085,244
    Total interest-bearing deposits                202,627,153    194,409,165
  Noninterest-bearing deposits                      51,020,990     41,021,846
    Total deposits                                 253,648,143    235,431,011
 Short-term borrowed funds                           5,000,000      5,000,000
 Long-term debt                                     21,000,000     21,000,000
 Other liabilities                                   3,890,251      4,047,262
    Total liabilities                              283,538,394    265,478,273
Stockholders' equity:
 Common stock - $1 par value, 5,000,000 shares
  authorized, 4,293,835 shares issued                4,293,835      4,293,835
 Capital surplus                                    31,701,533     31,701,533
 Retained earnings                                  17,621,580     16,324,463
 Accumulated other comprehensive income (loss)    (    190,354)  (    676,055)
 Treasury stock, at cost 1,745,998 shares for
  2010 and 2009                                   ( 26,113,795)  ( 26,113,795)
    Total stockholders' equity                      27,312,799     25,529,981
    Total liabilities and stockholders' equity   $ 310,851,193  $ 291,008,254


                                      -2-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME

                                         For The Three Months      For The Nine Months
                                          Ended September 30,       Ended September 30,
                                        (Unaudited) (Unaudited)  (Unaudited)  (Unaudited)
                                            2010        2009         2010      2009
Interest income:
 Interest and fees on loans             $ 2,502,409 $ 2,385,878  $ 7,467,286 $ 7,022,447
 Interest on taxable securities
  available for sale                        335,313     800,535    1,430,868   2,420,091
 Interest on taxable securities
  held to maturity                          160,849      38,612      451,599     132,552
 Interest on tax exempt securities
  available for sale                         61,492     104,745      184,509     338,112
 Interest on tax exempt securities
  held to maturity                           92,318      64,893      252,276     183,809
 Dividends                                    3,291       2,235        3,783       2,235
 Interest on federal funds sold                   0           0            0          97
 Interest on deposits in other banks         17,397       5,691       46,593      21,844
    Total interest income                 3,173,069   3,402,589    9,836,914  10,121,187
Interest expense:
 Interest on deposits                       495,753     709,758    1,611,566   2,228,493
 Interest on federal funds purchased              1         911            2         994
 Interest on other short-term borrowings     40,802      11,629      110,751     133,732
 Interest on long-term debt                 169,780     189,583      514,130     442,274
    Total interest expense                  706,336     911,881    2,236,449   2,805,493
    Net interest income                   2,466,733   2,490,708    7,600,465   7,315,694
Provision for loan losses                   150,000     140,000      450,000     385,709
    Net interest income after
     provision for loan losses            2,316,733   2,350,708    7,150,465   6,929,985
Noninterest income:
 Service charges on deposit accounts        401,846     471,606    1,188,343   1,320,776
 Income from trust services                  66,598      47,379      187,490     157,794
 Income from retail brokerage services       57,767      52,960      228,575     187,915
 Income from insurance services             237,459     230,576      847,839     795,842
 Income from mortgage banking services      308,546     411,470      997,142   1,038,451
 Provision for foreclosed asset losses   (   75,000)          0   (  200,000)          0
 Net loss on disposition of assets       (   23,583)          0   (   20,766)          0
 Net gain on sale of securities                   0      34,080      534,973      34,080
 Other income                                39,000      45,985      173,799     183,396
    Total noninterest income              1,012,633   1,294,056    3,937,395   3,718,254
Noninterest expense:
 Salaries and employee benefits           1,739,443   1,693,604    5,177,824   4,865,062
 Occupancy expense                          237,600     218,720      652,736     637,314
 Equipment expense                          200,838     167,074      560,726     495,238
 Data processing expense                    178,436     170,127      529,829     519,992
 Amortization of intangible assets           51,910      51,909      155,729     155,729
 Other operating expenses                   663,680     718,764    1,946,480   2,690,433
    Total noninterest expenses            3,071,907   3,020,198    9,023,324   9,363,768
    Income before income taxes              257,459     624,566    2,064,536   1,284,471
Provision for income taxes                   18,274     157,250      512,635     177,313
    Net income                          $   239,185 $   467,316  $ 1,551,901 $ 1,107,158


                                      -3-

Earnings per share of common stock:
 Net income, basic                      $      0.09 $      0.18  $      0.61 $      0.43
 Net income, diluted                    $      0.09 $      0.18  $      0.61 $      0.43
 Dividends paid per share               $        -  $        -   $      0.10 $      0.07
Weighted average shares outstanding       2,547,837   2,547,837    2,547,837   2,547,837
Diluted average shares outstanding        2,547,837   2,547,837    2,547,913   2,547,837

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                           For The Three Months     For The Nine Months
                                            Ended September 30,      Ended September 30,
                                          (Unaudited) (Unaudited)  (Unaudited) (Unaudited)
                                              2010        2009         2010        2009
Net income                                   239,185     467,317    1,551,901   1,107,158
Other comprehensive income, net of tax:
 Unrealized gain on securities
  available for sale, net of tax expense
  of $(19,100) and $400,479 for the quarter
  $250,210 and $315,947 for the year        ( 37,078)    777,400      485,702     613,310
Total comprehensive income                   202,107   1,244,717    2,037,603   1,720,468
































                                      -4-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       For The Nine Months
                                                        Ended September 30,
                                                    (Unaudited)   (Unaudited)
                                                        2010          2009
Cash flows from operating activities:
 Net income                                        $  1,551,901  $  1,107,158
 Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provision for loan losses                             450,000       385,709
  Provision for other real estate owned                 200,000             0
  Depreciation                                          581,756       543,277
  Net amortization and (accretion) of
   investment securities                                196,221   (    39,736)
  Amortization of intangibles                           155,729       155,729
  Net gain on sale of equity securities and
   disposal of assets                               (   514,206)  (    34,080)
  Funds held related to mortgage banking activities (    16,453)       54,861
  Change in:
  Other assets                                          253,647       123,689
  Other liabilities                                 (   140,558)      346,814
    Net cash provided by operating activities         2,718,037     2,643,421
Cash flows from investing activities:
 Proceeds from calls, paydowns and
  maturities of securities HTM                        3,572,325     4,000,000
 Proceeds from calls, paydowns and
 maturities of securities AFS                         6,559,746    24,333,914
 Proceeds from sale of securities
  available for sale                                 17,856,535        70,080
 Purchase of securities held to maturity            (24,064,431)  ( 1,544,156)
 Purchase of securities available for sale          ( 1,633,218)  (18,894,586)
 Net change in loans                                ( 1,167,585)  (10,868,824)
 Expenditures for improvements to
  other real estate owned                                     0   ( 1,427,679)
 Purchase of premises and equipment                 ( 1,995,816)  ( 2,122,504)
 Proceeds from sales of other assets                    697,380             0
    Net cash provided for investing activities      (   175,064)  ( 6,453,755)
Cash flows from financing activities:
 Net change in deposits                              18,217,132     8,612,591
 Decrease in federal funds purchased                          0   (   430,000)
 Payment of short-term debt and short-term
  portion of long-term debt                                   0   ( 5,000,000)
 Proceeds from issuance of long-term debt                     0     6,000,000
 Cash dividends paid                                (   254,784)  (   178,349)
    Net cash provided for financing activities       17,962,348     9,004,242
Increase(decrease) in cash and cash equivalents      20,505,321     5,193,908
Cash and cash equivalents - beginning of period      23,296,417     7,499,684
Cash and cash equivalents - end of period          $ 43,801,738  $ 12,693,592
NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                $    120,165  $  2,228,311
 Unrealized gain (loss) on securities
  available for sale                               $    735,912  $    929,256
 Net re-class between short and long-term debt     $          0  $  5,000,000
                                      -5-
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

The Corporation's primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial
                                      -6-

Services, Inc. in Milledgeville, Georgia. Our new full-service banking center in Valdosta, Georgia opened in June 2010.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000 (up from $100,000). Uninsured deposits aggregate to $210,425.73 at September 30, 2010.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and
                                      -7-

amortization. Depreciation has been calculated primarily using the straight-line method for buildings and building improvements over the assets estimated useful lives. Equipment and furniture are depreciated using the modified accelerated recovery system method over the assets estimated useful lives for financial reporting and income tax purposes for assets purchased on or before December 31, 2003. For assets acquired since 2003, the Corporation used the straight-line method of depreciation. The following estimated useful lives are used for financial statement purposes:

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

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower,
                                      -8-

including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

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

Servicing and Origination Fees on Loans

The Corporation recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants by the Bank's subsidiary, Empire. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire
                                     -10-

does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC 860, they are insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the third quarter of 2010 were $49,272 and $119,631 for the nine-month period.

Recent Market and Regulatory Developments

The financial services industry is facing unprecedented challenges in the face of the current national and global economic crisis. The global and U.S. economies are experiencing significantly reduced business activity. Dramatic declines in the housing market during the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Corporation is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act of 2008 ("EESA") was signed into law on October 3, 2008. This law established the Troubled Asset Relief Program ("TARP"). As part of TARP, the Treasury established the Capital Purchase Program ("CPP") to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital Stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. After carefully reviewing and analyzing the terms and conditions of the CPP, the Board of Directors and management of the Corporation believed that, given its present financial condition, participation in the CPP was unnecessary and not in the best interests of the Corporation, its customers or shareholders.

On October 14, 2008, the U.S. Treasury and the FDIC jointly announced a new program, known as the Temporary Liquidity Guarantee Program ("TLGP"), to strengthen confidence and encourage liquidity in the nation's banking system. The TLGP consists of two programs: the Debt Guarantee Program ("DGP") and the Transaction Account Guarantee Program ("TAGP"). Under the DGP, as amended, the FDIC will guarantee certain newly issued senior unsecured debt of participating banks, thrifts and certain holding companies issued from October 14, 2008 through October 31, 2009, which debt matures on or prior to December 31, 2012, up to a fixed maximum amount per participant. In addition, under the TAGP, the FDIC will fully guarantee deposits in noninterest bearing transaction accounts without dollar limitation through December 31, 2009. Institutions opting to participate in the DGP will be charged a 50-, 75- or 100- basis point fee (depending on maturity) for the guarantee of eligible
                                     -11-

debt, and a 10-basis point assessment will be applicable to deposits in noninterest bearing transaction accounts at institutions participating in the TAGP that exceed the existing deposit insurance limit of $250,000. The Corporation opted to participate in only the TAGP. The annual assessment rate that will apply during the extension period will be either 15, 20 or 25 basis points, depending on the risk category assigned to the institution under the FDIC's risk-based premium system. On April 13, 2010 the FDIC approved an interim rule to extend the TAGP to December 31, 2010. The Corporation will continue to participate in the TAGP through December 31, 2010. On December 31, 2010 the TAGP will be replaced with the final FDIC rule to implement changes resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act as discussed below.

On May 22, 2009, the FDIC announced a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The special assessment is five basis points of each FDIC-insured depository institution's assets minus Tier 1 capital, as of June 30, 2009. The Corporation recorded a pre-tax charge of approximately $122 thousand in the second quarter of 2009 in connection with the special assessment.

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Corporation is carrying a prepaid asset of $1.0 million as of September 30, 2010. The Corporation's quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Corporation.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (The Act) became law. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Corporation become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000.

On November 9, 2010, the FDIC adopted the final rule that provides temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions (IDIs) in anticipation of the expiration of the TAGP on December 31, 2010. The separate coverage for noninterest-bearing transaction accounts becomes effective on December 31, 2010, and terminates on December 31, 2012. Unlike the TAGP, The Act definition of noninterest-bearing transaction accounts does not include either low-interest Negotiable Order of Withdrawal (NOW) accounts or Interest on Lawyer Trust Accounts
                                     -12-

(IOLTAs). The final rule includes notice and disclosure requirements that IDIs must implement by December 31, 2010.

Recent Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which added disclosure requirements about an entity's allowance for loan losses and the credit quality of its financing receivables. The required disclosures include a roll forward of the allowance for credit losses on a portfolio segment basis and information about modified, impaired, non-accrual and past due loan and credit quality indicators. ASU 2010-20 will be effective for the Corporation's reporting period ending December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Management has determined the adoption of this guidance will not have a material effect on the Corporation's financial position or results of operations.

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

On June 30, 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, The FASB Accounting Standards Codification (ASC) and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162, which was subsequently incorporated into ASC Subtopic 105-10, Generally Accepted Accounting Principles - Overall. This guidance replaces The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards Codification ("Codification") as
                                     -13-

the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and did not have a material impact on our financial position or results of operations.

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

In April 2009, the FASB issued FASB Staff Position No. 115-2 and FAS No. 124-2 ("Recognition and Presentation of Other-Than-Temporary Impairments") which was codified into ASC 320. This ASC changes the other-than-temporary impairment guidance for debt securities. Prior to issuance of this ASC, if a debt security was impaired and an entity had the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value, then the impairment loss was not recognized in earnings. The guidance of this ASC indicates that if an entity does not intend to sell an impaired debt security that the entity should assess
                                     -14-

whether it is more likely than not that it will be required to sell the security before recovery. If the entity more likely than not will be required to sell the security before recovery, an other-than-temporary impairment has occurred that would be recognized in earnings. If an entity more likely than not will not be required to sell the debt security, but does not expect to recover its cost, the entity should determine whether a credit loss exists, and if so, the credit loss should be recognized in earnings and the remaining impairment should be recognized in other comprehensive income. The guidance in the ASC is effective for interim and annual periods ending after September 15, 2009, with early adoption permitted. The adoption of ASC 320 did not have an impact on our financial position or results of operation.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1 ("Interim Disclosures about Fair Value of Financial Instruments") which was codified into ASC 825. Prior to issuing this ASC, fair values for financial assets and liabilities were only disclosed once a year. The ASC now requires disclosures of these fair values on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The guidance in the ASC became effective for interim and annual periods ending after September 15, 2009, with early adoption permitted. The adoption of ASC 825 did not have an impact on our financial position or results of operation.

In January 2009, the FASB issued FASB Staff Position (FSP) EITF 99-20-1, "Amendments to the Impairment Guidance of EITF Issue No. 99-20." This FSP affects all entities with certain beneficial interests in securitized financial assets within the scope of EITF Issue No. 99-20. In determining other-than-temporary-impairment, Issue 99-20 requires reliance on market participant assumptions about future cash flows. While Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115) ,which was codified into ASC 320, uses these same assumptions, it permits the use of reasonable management judgment on the probability that the holder will be unable to collect all amounts due. This ASC brings the impairment model on beneficial interest held by a transferor in securitized financial assets, to be similar to the impairment model of ASC 320. The ASC became effective for interim and annual reporting periods ending after December 15, 2008. The adoption of this standard did not have an impact on our financial position or results of operations.

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






                                     -15-

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

Investment Securities Available for Sale:
Investment securities available for sale are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds. Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and state, county and municipal bonds. Securities classified as Level 3 include asset-backed securities in less liquid markets.
                                     -16-
Investment Securities Held to Maturity:
Investment securities held to maturity are not recorded at fair value on a recurring basis. For disclosure purposes, fair value measurement is based upon quoted prices, if available.

Federal Home Loan Bank Stock:
For disclosure purposes the carrying value of other investments approximate fair value.

Loans:
The Corporation does not record loans at fair value on a recurring basis. However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses. Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired. Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310, Accounting by Creditors for Impairment of Loans. The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows. Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans. In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy. When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level
2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

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

                                     -17-

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

Assets Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2010.

                                   Level 1    Level 2    Level 3     Total
Investment securities available
   for sale                       $ 52,646 $ 40,399,303 $      0 $ 40,451,949

Assets Recorded at Fair Value on a Nonrecurring Basis:
The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2010.

                               Level 1    Level 2    Level 3     Total
Foreclosed assets            $       0  $3,096,859 $       0  $3,096,859
Impaired loans                       0           0         0           0
  Total assets at fair value $       0  $3,096,859 $       0  $3,096,859

The carrying amount and estimated fair values of the Corporation's assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2010, and December 31, 2009, are as follows:

                                         September 30, 2010     December 31, 2009

                                        Carrying  Estimated    Carrying Estimated
                                          Amount  Fair Value     Amount Fair Value
                                       (Dollars in thousands) (Dollars in thousands)
Assets:
 Cash and cash equivalents               $ 43,802 $ 43,802      $ 23,296 $ 23,296
 Investment securities available for sale  40,452   40,452        62,008   62,008
 Investment securities held to maturity    44,535   45,507        24,195   24,177
 Federal Home Loan Bank stock               1,650    1,650         1,650    1,650
 Loans                                   $158,295 $156,980      $157,697 $155,579
Liabilities:
 Deposits                                $253,648 $254,121      $235,431 $235,859
 FHLB advances                           $ 26,000 $ 27,853      $ 26,000 $ 28,430
                                     -18-

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

Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement
                                     -19-

speaks only as of the date the statement was made. The Corporation undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Corporation's current and subsequent filings with the Securities and Exchange Commission.

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

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets, such as loans, securities and federal funds sold, and the interest paid on interest-bearing liabilities, principally deposits and borrowings. Net interest income is highly sensitive to the fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25%, in September of 2007 the Federal Reserve Bank started decreasing it by 5% to a range of 0% to 0.25%. This historically low level has remained unchanged from October 2008 through September 2010.

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

To address interest rate fluctuations out of our control, we manage our balance sheet in an effort to diminish the impact of sudden interest rate
                                     -20-

changes by broadening our revenue sources to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which is outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, trust and retail brokerage services. Noninterest income was 41.1% of third quarter 2010 net interest income and 24.2% of third quarter 2010 total revenue.

At September 30, 2010, the majority of nonperforming assets included a large foreclosed commercial property that was fully funded in the last half of 2009. This relationship accounted for 79.5% of all nonperforming assets.

Since mid-2007, the financial markets and economic conditions generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all commercial and residential mortgages as property prices declined rapidly and to nearly all asset classes. The effect of the market and economic downturn also spread to other areas of the credit markets and severely affected the availability of liquidity. The magnitude of these declines led to a crisis of confidence in the financial sector as a result of concerns about the capital base and viability of certain financial institutions. During this period, interbank lending and commercial paper borrowing fell sharply, precipitating a credit freeze for both institutional and individual borrowers. Unemployment has also increased significantly. During 2010, real estate values have remained depressed, but the efforts of the Federal Reserve have helped to create greater liquidity in the market.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates can have on the Corporation's results of operations. We believe that the allowance for loan losses as of September 30, 2010, is adequate; however, under adversely different conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that require material estimates and assumptions. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Corporation's cash flows are generated from interest and fee income as well as from loan repayments and the maturity or sale of other earning assets. In addition, liquidity is continuously provided through the acquisition of new deposits and borrowings or the rollover of maturing deposits and borrowings. The Corporation strives to maintain an adequate liquidity position by managing
                                     -21-

the balances and maturities of interest-earning assets and interest-earning liabilities so its short-term investments balance, at any given time, will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks that could provide funds on short notice, if needed.

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank's liquidity ratios at September 30, 2010, were considered satisfactory. At that date, the Bank's short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation's liquidity or operations. At September 30, 2010, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2010, total capital increased $1.8 million to $27.3 million and increased $2.3 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.79% as of September 30, 2010. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation's management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation's capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2010, was $239 thousand, down $228 thousand when compared with net income of $467 thousand for the third quarter of 2009. This decrease was mainly the result of lower noninterest income which was impacted by $103 thousand lower income from mortgage banking services and a $75 thousand provision for market value change of foreclosed property.

On a per share basis, net income for the third quarter was $0.09 per diluted share compared with $0.18 per diluted share for the same quarter in 2009. The weighted average common diluted shares outstanding for the quarter were
2.548 million, unchanged from the third quarter last year.

For the first nine months of 2010, net income was $1.552 million compared with net income of $1.107 million for the same period in 2009. The growth in net income reflects a $535 thousand net gain on the sale of securities and a
                                     -22-

measurable decline in operating expenses. Earnings per diluted share for the first nine months of 2010 were $0.61, up 41.9% compared with earnings per diluted share of $0.43 for the same period in 2009. Year-to-date return on average equity increased to 7.74% compared with 6.19% for the same period last year, while return on average assets increased 15 basis points to 0.69%. We measure our performance on selected key ratios, which are provided for the previous five quarterly periods ended September 30, 2010.

                               3rd Qtr  2nd Qtr  1st Qtr  4th Qtr  3rd Qtr
                                2010     2010     2010     2009     2009
Return on average total assets  0.31%    1.21%    0.55%    0.98%    0.67%
Return on average total equity  3.49%   13.56%    6.26%   11.11%    7.71%
Average shareholders' equity
 to Average total assets        8.98%    8.95%    8.74%    8.84%    8.70%
Net interest margin
  (tax equivalent)              3.76%    4.07%    3.93%    4.22%    4.13%

Comparison of Statements of Income for the Quarter

Total interest income decreased $230 thousand to $3.173 million for the three months ended September 30, 2010 compared with the same period in 2009. This decrease was primarily due to lower interest income from investment securities of $359 thousand resulting from sales of higher yielding securities. Total investment securities average yield dropped 121 basis points compared with the same period a year ago. Partially offsetting this decrease was interest and fees on loans which increased $117 thousand due to a higher average loan volume of $6.2 million compared with the third quarter of 2009 despite a significantly lower interest rate environment. Also, interest on deposits in other banks increased $12 thousand.

Total interest expense decreased $206 thousand, or 22.5%, in the third quarter of 2010 compared with the same period in 2009. Interest on deposits decreased $214 thousand, or 30.2%, during the third quarter of 2010 reflecting the lower interest rate environment. The average rate paid on interest-bearing time deposits decreased 65 basis points for the quarter compared with the same period a year ago. Interest on total borrowings increased $8 thousand, or 4.2%, compared with the same quarter in 2009.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income remained relatively flat at $2.467 million for the third quarter of 2010 compared with $2.491 million in net interest income in the 2009 third quarter. Net interest income after provision for loan losses for the third quarter of 2010 was $2.317 million compared with $2.351 million for the same period in 2009 reflecting a provision for loan losses of $150 thousand compared with a $140 thousand provision for loan losses during last year's third quarter. The Corporation's net interest margin was 3.76% for the third quarter of 2010, down 37 basis points from the same period last year. The decline in net interest margin was mainly impacted from the reinvestment of securities which were either called, matured, and/or sold into overnight balances carried at the Federal Reserve Bank or lower yielding securities. Some longer term mortgage-backed securities were sold in November 2009 and May 2010 to shorten the duration of our portfolio. Also, the remaining $5 million of corporate notes were sold in June 2010 to reduce credit risk in
the portfolio.                       -23-

Noninterest income, which was 24.2% of the Corporation's total revenue for the quarter, decreased $281 thousand, or 21.8%, to $1.013 million when compared with last year's third quarter. The majority of this decrease was related to the previously noted $103 thousand decline in mortgage banking revenue. Also negatively impacting noninterest income was service charges on deposit accounts, which decreased $70 thousand, or 14.8%, a provision for market value changes in foreclosure property of $75 thousand in the third quarter of 2010, and a $24 thousand loss on the sale of other assets. These decreases were partially offset by revenue from trust, retail brokerage, and insurance services which increased $19 thousand, $5 thousand, and $7 thousand, respectively, compared with the prior year's third quarter.

Total noninterest expense increased slightly to $3.072 million from $3.020 million for the third quarter of 2009. Most of this increase was related to the opening of the Valdosta banking center in June and was primarily in salary and employee benefits of $46 thousand, as well as in occupancy, equipment, and data processing expenses of $19 thousand, $34 thousand, and $8 thousand, respectively. Increases in noninterest expense were partially offset by a decrease in other operating expenses of $55 thousand due to lower legal fees compared with the same period last year.

Comparison of Statements of Income for the Nine-month Period

Total interest income for the first nine months of 2010 decreased $284 thousand to $9.837 million when compared with the same period in 2009, primarily due to a $755 thousand decrease in interest on investment securities mainly due to the sale of higher yielding securities. Partially offsetting that decrease was higher interest and fees on loans of $445 thousand due to an increase in the average volume of loans of $9.5 million compared with the first nine months of 2009. Interest on deposits in other banks increased $25 thousand compared with the first nine months of 2009.

Total interest expense for the nine-month period ended September 30, 2010, decreased $569 thousand, or 20.3%, compared with the same period in 2009.
The decrease in interest expense was primarily related to lower interest paid on interest-bearing deposits of $617 thousand, or 27.7%, compared with the third quarter of 2009 reflecting lower interest rates. Interest on borrowings increased $48 thousand, or 8.3%, for the first nine months of 2010 compared with the same period in 2009.

Net interest income for the nine months of 2010 was 3.9% higher at $7.600 million compared with $7.316 million for the same period in 2009, primarily due to $617 thousand lower interest paid on deposits. Net interest income after the $450 thousand provision for loan losses was $7.150 million for the first nine months of 2010 compared with $6.930 million in net interest income after a provision for loan losses of $386 thousand for the same period in 2009. Net interest margin was 3.92% for the first nine months of 2010, down from 4.11% in the same period a year ago mainly due to the repositioning of our investment portfolio.

For the first nine months of 2010, noninterest income was $3.937 million, up 5.9% from the same period in 2009. The majority of the increase was due to a $535 thousand gain on the sale of securities recognized in the second quarter of 2010. Income from insurance services increased $52 thousand, or 6.5%, when compared with the nine-month period in 2009. Revenue from trust services and income from retail brokerage services increased $30 thousand and $41 thousand, respectively when compared with the same period in 2009. These increases in revenue were partially offset by a $200 thousand provision for change in market value of foreclosed properties and a decrease in service
                                     -24-

charges on deposit accounts of $132 thousand, or 10.0%, when compared with the same period of 2009.

Noninterest expense decreased $340 thousand to $9.023 million for the first nine months of 2010 compared with the same period last year. The change was due to a $744 thousand, or 27.7%, decrease in other operating expenses, a reflection of lower legal expense and insurance assessments to the FDIC. This decline was partially offset by expenses due to the new Valdosta banking center which is reflected primarily in higher salary and employee benefits, occupancy, equipment, and data processing expenses.

Comparison of Financial Condition Statements

At September 30, 2010, total assets were $310.9 million, up $19.8 million from December 31, 2009. Most of the increase in assets was a result of a $25.6 million increase in funds held overnight at the Federal Reserve Bank funded by an end of quarter spike in public deposits. Also, premises and equipment increased $1.4 million due to the completed construction of our new full-service banking center in Valdosta. Investment securities remained relatively flat at $86.6 million even though we saw much investment activity since the end of 2009. We sold $17.4 million of mortgage-backed securities and corporate notes in order to reposition our investment portfolio and reduce credit risk as well as received $8.5 million in principal payments from mortgage-backed securities. We also had $1.6 million in called securities. The proceeds from the calls, paydowns, and sales of the investment securities were reinvested in $25.7 million of new securities.

The Corporation's loan portfolio of $161.3 million increased slightly from the December 31, 2009, level of $160.3 million. Total loans have grown 2.5% since September 30, 2009, due mostly to our loan production in Valdosta, Georgia. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represent 51.9% of total assets.

Investment securities and short-term investments which include interest-bearing deposits in other banks represent 40.4% of total assets. Investment securities decreased $1.2 million and short-term investments increased $25.6 million since December 31, 2009. This resulted in an overall increase in investments of $24.4 million.

Total deposits were up $30.5 million, or 13.7%, to $253.6 million at the end of the third quarter of 2010 from the end of the third quarter of 2009 and up $18.2 million from the end of 2009. The 2010 third quarter deposit balance was up due to large deposits in a public account of approximately $15 million. Quarterly average deposits were up 7.9% to $243.4 million compared with $225.6 million in the same quarter last year. The year-over-year average increase was primarily due to higher money market and transactional account balances. At September 30, 2010, total deposits represented 81.6% of total assets.








                                     -25-

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:
                                         September 30, December 31, September 30,
                                              2010         2009         2009
Advance from Federal Home Loan Bank with
 a 3.39% fixed rate of interest maturing
 August 20, 2018.  (convertible to a
 variable rate at option of Federal Home
 Loan Bank on August 22, 2011).              5,000,000   5,000,000   5,000,000

Advance from Federal Home Loan Bank with
 a 3.85% fixed rate of interest maturing
 April 30, 2014.                            10,000,000  10,000,000  10,000,000

Advance from Federal Home Loan Bank with
 a 1.57% fixed rate of interest maturing
 July 25, 2011.                              2,000,000   2,000,000   2,000,000

Advance from Federal Home Loan Bank with
 a 2.23% fixed rate of interest maturing
 July 30, 2012.                              2,000,000   2,000,000   2,000,000

Advance from Federal Home Loan Bank with
 a 2.79% fixed rate of interest maturing
 July 29, 2013.                              2,000,000   2,000,000   2,000,000

Total long-term debt                       $21,000,000 $21,000,000 $21,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management's judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.86% of total loans outstanding at September 30, 2010, compared with 1.58% of loans outstanding at December 31, 2009, and 1.54% at September 30, 2009. Management considers the allowance for loan losses as of September 30, 2010, adequate to cover potential losses in the loan portfolio. Nonperforming loans to total loans in the current period declined to 0.31%.

Nonperforming assets were $3.7 million, or 1.18% of total assets, in the third quarter of 2010, down from $5.5 million, or 1.88% of total assets, at the end of 2009, and down from $5.6 million, or 2.01% of total assets in the same period last year. Nonperforming assets decreased over the prior year period primarily due to the sale of foreclosed properties as well as the settlement of a large nonaccrual loan. There were $3.1 million of foreclosed properties in nonperforming assets at the end of the third quarter of 2010 compared with $3.9 million at the end of last year's third quarter.



                                     -26-

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

Financial instruments whose contract amounts
 represent credit risk (dollars in thousands):   September 30,  September 30,
                                                     2010           2009
Commitments to extend credit                       $ 9,000        $ 11,724
Standby letters of credit and financial guarantees $    10        $     10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At September 30, 2010, the Corporation's and the Bank's risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 17.43%, which is more than 74 percent in excess of the regulatory standard for a "well-capitalized" bank. Southwest Georgia Financial Corporation's and Southwest Georgia Bank's risk based capital ratios are shown in the following table.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                           Risk Based Capital Ratios

                            Southwest Georgia
                          Financial Corporation    Regulatory Guidelines
                                                   For Well     Minimum
Risk Based Capital Ratios  September 30, 2010     Capitalized  Guidelines
Tier 1 capital                   16.18%               6.00%      4.00%
Total risk based capital         17.43%              10.00%      8.00%
Tier 1 leverage ratio             8.76%               5.00%      3.00%

                        Southwest Georgia Bank     Regulatory Guidelines
                                                   For Well     Minimum
Risk Based Capital Ratios  September 30, 2010     Capitalized  Guidelines

Tier 1 capital                   15.34%               6.00%      4.00%
Total risk based capital         16.60%              10.00%      8.00%
Tier 1 leverage ratio             8.29%               5.00%      3.00%

In February 2010, the Corporation paid a cash dividend of $0.10 per common share. The Corporation had suspended its regular quarterly cash dividend in
                                     -27-

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

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the
                                     -28-

Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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













                                     -29-

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

                                  SOUTHWEST GEORGIA FINANCIAL CORPORATION

                                  /s/George R. Kirkland
                            BY:   _____________________________________

                                  GEORGE R. KIRKLAND
                                  SENIOR VICE-PRESIDENT AND TREASURER
                                  (FINANCIAL AND ACCOUNTING OFFICER)


Date:  November 15, 2010









































                                     -30-