Form 10-K
period 2010-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2011-03-31
CIK 315849

U.S. Securities and Exchange Commission
                           Washington, D. C.  20549

                                   Form 10-K

    [ X ]   Annual report pursuant to section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                  For the fiscal year ended December 31, 2010

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

Large accelerated filer [ ] Accelerated filer         [ ]
Non-accelerated filer   [ ] Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2010: $19,611,418 based on 1,922,688 shares at the price of $10.20 per share.

As of March 23, 2011, 2,547,837 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement for the 2011 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.


TABLE OF CONTENTS

PART I
    Item 1.   Business
    Item 1A.  Risk Factors
    Item 1B.  Unresolved Staff Comments
    Item 2.   Properties
    Item 3.   Legal Proceedings

PART II
    Item 5.   Market Price for Registrant's Common Equity, Related
               Stockholder Matters and Issuer Purchases of Equity Securities
    Item 6.   Selected Financial Data
    Item 7.   Management's Discussion and Analysis of Financial Condition
               and Results of Operations
    Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
    Item 8.   Financial Statements and Supplementary Data
    Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure
    Item 9A.  Controls and Procedures
    Item 9B.  Other Information

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


                                      -2-

                                    PART I

ITEM 1.  BUSINESS

Southwest Georgia Financial Corporation (the "Corporation") is a Georgia bank holding company organized in 1980, which, in 1981, acquired 100% of the outstanding shares of Southwest Georgia Bank (the "Bank"). The Bank commenced operations as Moultrie National Bank in 1928. Currently, it is a FDIC insured, state-chartered bank.

The Corporation's primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County, and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. ("Empire"), a commercial mortgage banking firm located in Baldwin County. Our new full-service banking center in Valdosta, Georgia opened in June 2010. The Corporation's executive office is located at 201
First Street,   S. E., Moultrie, Georgia 31768, and its telephone number is
(229) 985-1120.

All references herein to the Corporation include Southwest Georgia Financial Corporation, the Bank, and Empire, unless the context indicates a different meaning.

General

The Corporation is a registered bank holding company. All of the Corporation's activities are currently conducted by the Bank and Empire.
The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, VISA business accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust and brokerage division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the trust and brokerage area has a securities sales department which offers full-service brokerage through a third party service provider. The Bank operates Southwest Georgia Insurance Services Division, an insurance agency that offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, is a commercial mortgage banking firm that offers commercial mortgage banking services.

Markets

The Corporation conducts banking activities in five counties in southwest and south central Georgia. The latest statistics were recorded in 2008 and 2009. Population characteristics in these counties range from rural to more metropolitan. Our most recent and largest market is Lowndes County with total population of 106,814 and the highest growth rate in our markets at 15.9% during the past ten years. Due primarily to the location of a state university and a large air force base in Lowndes County, this market has a median age estimated at 28.2, slightly younger than an average median age of
37.5 in the other four counties the bank serves. These counties, Colquitt, Worth, Thomas, and Baker, have an average total population of 29,159 and an average growth rate of 2.3% during the past ten years. Per capita income in
                                      -3-

Lowndes County was $29,884, slightly higher than an average of $29,504 for the rest of the bank's markets.

Agriculture plays a major economic role in the bank's markets. Colquitt, Worth, Thomas, Lowndes, and Baker Counties produce a large portion of our state's crops, including cotton, peanuts, and a variety of vegetables.

Empire Financial Services, Inc., a subsidiary of the Corporation, is located in Baldwin County in central Georgia. It provides mortgage banking primarily for commercial properties throughout the southeastern United States.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2010, the Corporation's deposit base, totaling $239,531,059, consisted of $38,857,679 in noninterest-bearing demand deposits (16.2% of total deposits), $79,706,809 in interest-bearing demand deposits including money market accounts (33.3% of total deposits), $22,635,415 in savings deposits (9.4% of total deposits), $65,858,838 in time deposits in amounts less than $100,000 (27.5% of total deposits), and $32,472,318 in time deposits of $100,000 or more (13.6% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank's customers.
Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2010, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 3.4%, 78.9% and 17.7%, respectively, of the Bank's total loan portfolio.

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

The Loan Committee of the Bank's Board of Directors is responsible for approving and monitoring the loan policy and providing guidance and counsel to all lending personnel. It also approves all extensions of credit over $300,000. The Loan Committee is composed of the Chief Executive Officer and President, and other executive officers of the Bank, as well as certain Bank Directors.

Servicing and Origination Fees on Loans

The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and are recognized over the term of the loan as loan payments are received. Empire does not directly
                                      -4-

fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2010, Bank revenue received from mortgage banking services was $1,350,625 compared with $1,327,193 in 2009. All of this income was from Empire except for $240,424 in 2010 and $109,517 in 2009, which was mortgage banking income from the Bank.

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

Employees

The Bank had 123 full-time employees and four part-time employees at December 31, 2010. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition

The banking business is highly competitive. The Bank and Empire compete with other depository institutions and other financial service organizations, including brokers, finance companies, savings and loan
                                      -5-

associations, credit unions and certain governmental agencies. The Bank ranks sixth out of twenty-seven banks in a six county region (Baker, Brooks, Colquitt, Lowndes, Thomas, and Worth) in deposit market share.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Deposit Insurance Corporation (the "FDIC") has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank's total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2010, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $915,181. For 2010, the Corporation's cash dividend payout to shareholders was $254,784.
                                      -6-

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

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the "GLB Act") relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed "financial in nature" include:

  * lending, exchanging, transferring, investing for others or safeguarding money or securities;
  * insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
                                      -7-

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

The Bank is regularly examined by the FDIC. As a state banking association organized under Georgia law, the Bank is subject to the supervision and the regular examination of the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.

Capital Adequacy.

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to
                                      -8-

qualitative judgments by regulators about components, risk weighting and other factors.

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

The "prompt corrective action" provisions of the Federal Deposit Insurance Act set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank's financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank's tangible equity to total assets is 2% or below. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a "well capitalized" institution has a Total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an "adequately capitalized" institution has a Total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an "undercapitalized" institution has a Total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a "significantly undercapitalized" institution has a Total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a "critically undercapitalized" institution has tangible assets to total equity of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for "downgrading" an institution to a lower capital category based on supervisory factors other than capital.

The federal regulatory authorities' risk-based capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision
                                      -9-

(the "Basel Committee"). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country's supervisors in determining the supervisory policies they apply. On December 17, 2009, the Basel Committee issued a set of proposals (the "Capital Proposals") that would significantly revise the definitions of Tier I Capital and Tier II capital, with the most significant changes being to Tier I Capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier I Capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier I Capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier I Capital instead be deducted from common equity as a component of Tier I Capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier I Capital and total risk-based capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the "Liquidity Proposals," and together with the Capital Proposals, the "2009 Basel Committee Proposals"). The Liquidity Proposals have three key elements, including the implementation of (i) a "liquidity coverage ratio" designed to ensure that a bank maintains an adequate level of unencumbered, high quality assets sufficient to meet the bank's liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a "net stable funding ratio" designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and
(iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

Final provisions to the Basel Committee's proposal are expected to be implemented by December 31, 2012. Ultimate implementation of such proposals in the U.S. will be subject to the discretion of the U.S. bank regulators, and the regulations or guidelines adopted by such agencies may, of course, differ from the 2009 Basel Committee Proposals and other proposals that the Basel Committee may promulgate in the future.

To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2010 and 2009, the most recent notifications from the FDIC categorized the Bank as "well capitalized" under current regulations.

Commercial Real Estate.

In December 2007, the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that recent increases in banks' commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. The Bank has a concentration in commercial real estate loans in excess of those defined levels. Management believes that the Corporation's credit processes and procedures meet the risk management standards dictated by this guidance, but it is not yet
                                     -10-

possible to determine the impact this guidance may have on examiner attitudes with respect to the Bank's real estate concentrations, which attitudes could effectively limit increases in the Bank's loan portfolios and require additional credit administration and management costs associated with those portfolios.

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


                                     -11-

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act includes the following provisions that, among other things:

  * Creates a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau's rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions;
  * Establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk;
  * Implements corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all companies whose securities are registered with the SEC, not just financial institutions;
  * Changes the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;
  * Provides that interchange fees for debit cards will be set by the Federal Reserve under a restrictive "reasonable and proportional cost" per transaction standard;
  * Applies the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies and require the FDIC and Federal Reserve to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;
  * Makes permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions; and
  * Repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Incentive Compensation.

On October 22, 2009, the Federal Reserve issued a proposal on incentive compensation policies (the "Incentive Compensation Proposal") intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution ability to effectively identify and manage risks,
(ii) be compatible with effective internal controls and risk management, and
                                     -12-

(iii) be supported by strong corporate governance, including active and effective oversight by the institution's board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions, such as the Corporation, that are not "large, complex banking organizations." These reviews will be tailored to each financial institution based on the scope and complexity of the institution's activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the financial institution's supervisory ratings, which can affect the institution's ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution's safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

On February 7, 2011, the issued joint proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose "covered financial institutions" to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. The proposed rules would:

  * Prohibit incentive-based compensation that would encourage inappropriate risks by providing excessive compensation, or that could lead to a material loss for the institution;
  * Require each covered financial institution to establish and maintain policies and procedures regarding incentive compensation that are commensurate with the size and complexity of the institution; and
  * Require covered financial institutions with over $50 billion in assets, in addition to the above, to defer at least 50 percent of incentive-based payments to executive officers for a minimum of three years.

The scope and content of banking regulators' policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Corporation's ability to hire, retain and motivate its key employees.

Fair Value.

The Corporation's impaired loans and foreclosed assets may be measured and carried at "fair value", the determination of which requires management to make assumptions, estimates and judgments. When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. In addition, foreclosed assets are carried at the lower of cost or "fair value", less cost to sell, following foreclosure. "Fair value" is defined by accounting principles generally accepted in the United States of America ("GAAP") "as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date." GAAP further defines an "orderly transaction" as "a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions
                                     -13-

involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale)." Recently in the Bank's markets there have been very few transactions in the type of assets which represent the vast majority of the Bank's impaired loans and foreclosed properties which reflect "orderly transactions" as so defined. Instead, most transactions in comparable assets have been distressed sales not indicative of "fair value." Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment. Although management believes its processes for determining the value of these assets are appropriate factors and allow the Corporation to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management's determination of fair value. Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank's regulators, disagreements which could impair the relationship between the Bank and its regulators.

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

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation and their ages, positions, and terms of office as of March 31, 2011, are as follows:

Name (Age)                 Principal Position                    Officer Since
DeWitt Drew                Chief Executive Officer and President     1999
  (54)                     of the Corporation and Bank

John J. Cole, Jr.          Executive Vice President of the           1984
  (61)                     Corporation and Executive Vice
                           President and Cashier of the Bank

C. Wallace Sansbury        Executive Vice President of the           1996
  (68)                     Corporation and Bank

Jeffery E. Hanson          Executive Vice President of the Bank      2011
  (45)

George R. Kirkland         Senior Vice President and Treasurer       1991
  (60)                     of the Corporation and Senior Vice
                           President and Comptroller of the Bank

R. L. (Andy) Webb, Jr.     Senior Vice President of the Bank         1994
  (62)

Geraldine Ferrone Luff     Senior Vice President of the Bank         1995
  (64)

J. Larry Blanton           Senior Vice President of the Bank         2000
  (64)

Vayden (Sonny) Murphy, Jr. Senior Vice President of the Bank         2000
  (58)

Danny E. Singley           Senior Vice President of the Bank         2002
  (56)

Jeffrey (Jud) Moritz       Senior Vice President of the Bank         2011
  (34)

David L. Shiver            Senior Vice President of the Bank         2011
  (61)

Charles R. Lemons          President and CEO of Empire               2007
  (59)

The following is a brief description of the business experience of the principal executive officers of the Corporation, Bank, and Empire. Except as otherwise indicated, each principal executive officer has been engaged in their present or last employment, in the same or similar position, for more than five years.

Mr. Drew is a director of Southwest Georgia Financial Corporation and Southwest Georgia Bank and was named President and Chief Executive Officer in May 2002. Previously, he served as President and Chief Operating Officer beginning in 2001 and Executive Vice President in 1999 of Southwest Georgia Financial Corporation and Southwest Georgia Bank.

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

Mr. Hanson became Executive Vice President of the Bank in 2011. Previously, he was employed by Park Avenue Bank in Valdosta, Georgia, as Valdosta Market President and various other positions since 1994.

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

Mr. Singley became Senior Vice President of the Bank in 2008. Previously, he had been Vice President of the Bank since 2002.

Mr. Moritz became Senior Vice President of the Bank in 2011. Previously, he was employed by Park Avenue Bank in Valdosta, Georgia, for five years and Regions Bank for five years.

Mr. Shiver became Senior Vice President of the Bank in 2011. Previously, he had been Vice President of the Bank since 2006 and, prior to that, Assistant Vice President of the Bank since 2005.

Mr. Lemons became President and CEO of Empire in 2008 and served as Executive Vice President of Empire since 2007. Previously, he was employed by Branch Banking & Trust Co. from 1992 to 2006.

Table 1 - Distribution of Assets, Liabilities, and Shareholders' Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2010, 2009, and 2008, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

                                            Year Ended December 31, 2010
                                             Average
                                             Balance   Interest   Rate
                                              (Dollars in thousands)
ASSETS
Cash and due from banks                    $   8,652   $     -      - %

Earning assets:
 Interest-bearing deposits with banks         23,606        58    0.25%
 Loans, net (a) (b) (c)                      157,516    10,033    6.37%
 Taxable investment securities
  held to maturity                            69,475     2,412    3.47%
 Nontaxable investment securities
  held to maturity (c)                        11,671       546    4.68%
 Nontaxable investment securities
  available for sale (c)                       6,026       374    6.21%
 Other investment securities                   1,651         6    0.36%
     Total earning assets                    269,945    13,429    4.97%
Premises and equipment                         8,702
Other assets                                  13,447

Total assets                               $ 300,746

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits       $  41,844   $     -      - %
Interest-bearing liabilities:
 NOW accounts                                 19,351        16    0.08%
 Money market deposit accounts                58,455        88    0.15%
 Savings deposits                             22,670        70    0.31%
 Time deposits                               100,347     1,882    1.88%
 Other borrowings                             26,000       835    3.21%
     Total interest-bearing liabilities      226,823     2,891    1.27%
Other liabilities                              5,152

     Total liabilities                       273,819

Common stock                                   4,294
Surplus                                       31,702
Retained earnings                             17,045
Less treasury stock                         ( 26,114)

     Total shareholders' equity               26,927

Total liabilities and shareholders' equity $ 300,746

Net interest income and margin                         $10,538    3.90%
                                     -17-

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees of $487 thousand.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 %.

                                            Year Ended December 31, 2009
                                             Average
                                             Balance   Interest   Rate
                                              (Dollars in thousands)
ASSETS
Cash and due from banks                    $   7,638   $     -      - %

Earning assets:
 Interest-bearing deposits with banks         13,045        33    0.25%
 Loans, net (a) (b) (c)                      150,683     9,619    6.38%
 Taxable investment securities
  held to maturity                            69,701     3,299    4.73%
 Nontaxable investment securities
  held to maturity (c)                         6,817       391    5.74%
 Nontaxable investment securities
  available for sale (c)                       9,578       725    7.57%
 Other investment securities                   1,538         5    0.33%
 Federal funds sold                               65         0    0.00%
     Total earning assets                    251,427    14,072    5.60%
Premises and equipment                         7,089
Other assets                                  12,008

Total assets                               $ 278,162

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits       $  38,895   $     -      - %
Interest-bearing liabilities:
 NOW accounts                                 19,700        35    0.18%
 Money market deposit accounts                46,773       157    0.34%
 Savings deposits                             21,552       109    0.51%
 Time deposits                                99,665     2,584    2.59%
 Federal funds purchased                         146         1    0.69%
 Other borrowings                             23,104       786    3.41%
     Total interest-bearing liabilities      210,940     3,672    1.74%
Other liabilities                              4,097

     Total liabilities                       253,932

Common stock                                   4,294
Surplus                                       31,702
Retained earnings                             14,348
Less treasury stock                         ( 26,114)

     Total shareholders' equity               24,230

Total liabilities and shareholders' equity $ 278,162

Net interest income and margin                         $10,400    4.14%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b) Interest income includes loan fees of $504 thousand.
(c) Reflects taxable equivalent adjustments using a tax rate of 34 %.

                                            Year Ended December 31, 2008
                                             Average
                                             Balance   Interest   Rate
                                              (Dollars in thousands)
ASSETS
Cash and due from banks                    $   7,936   $     -      - %

Earning assets:
 Interest-bearing deposits with banks         11,281       290    2.57%
 Loans, net (a) (b) (c)                      132,209     9,605    7.27%
 Taxable investment securities
  held to maturity                            83,815     4,121    4.92%
 Nontaxable investment securities
  held to maturity (c)                         5,689       333    5.85%
 Nontaxable investment securities
  available for sale (c)                      14,234     1,146    8.05%
 Other investment securities                   1,643        64    3.90%
 Federal funds sold                            3,330        90    2.70%
     Total earning assets                    252,201    15,649    6.20%
Premises and equipment                         6,097
Other assets                                   9,193

Total assets                               $ 275,427

LIABILITIES AND SHAREHOLDERS' EQUITY
Non-interest bearing demand deposits       $  36,613  $      -      - %
Interest-bearing liabilities:
 NOW accounts                                 20,567        61    0.30%
 Money market deposit accounts                45,749       365    0.80%
 Savings deposits                             21,936       232    1.06%
 Time deposits                                96,454     3,768    3.91%
 Federal funds purchased                       1,288        23    1.79%
 Other borrowings                             24,917     1,022    4.10%
     Total interest-bearing liabilities      210,911     5,471    2.59%
Other liabilities                              2,535

     Total liabilities                       250,059

Common stock                                   4,294
Surplus                                       31,702
Retained earnings                             15,481
Less treasury stock                         ( 26,109)

     Total shareholders' equity               25,368

Total liabilities and shareholders' equity $ 275,427

Net interest income and margin                         $10,178    4.04%

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

                                                                  Due To
                                                               Changes In (a)
                                                      Increase
                                       2010    2009  (Decrease) Volume  Rate
                                               (Dollars in thousands)
Interest earned on:
 Interest-bearing deposits with banks $    58 $    33 $    25   $  26 $(    1)
 Loans, net (b)                        10,033   9,619     414     430  (   16)
 Taxable investment securities
  held to maturity                      2,412   3,299  (  887)   ( 11) (  876)
 Nontaxable investment securities
  held to maturity (b)                    546     391     155     209  (   54)
 Nontaxable investment securities
  available for sale (b)                  374     725  (  351)   (236) (  115)
 Other investment securities                6       5       1       0       1
     Total interest income             13,429  14,072  (  643)    418  (1,061)

Interest paid on:
 NOW accounts                              16      35  (   19)   (  1) (   18)
 Money market deposit accounts             88     157  (   69)     56  (  125)
 Savings deposits                          70     109  (   39)      6  (   45)
 Time deposits                          1,882   2,584  (  702)     18  (  720)
 Federal funds purchased                    0       1  (    1)   (  1)      0
 Other borrowings                         835     786      49      92  (   43)
     Total interest expense             2,891   3,672  (  781)    170  (  951)

Net interest earnings                 $10,538 $10,400 $   138   $ 248 $(  110)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b) Reflects taxable equivalent adjustments using a tax rate of 34 % for 2010 and 2009 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

                                                                  Due To
                                                               Changes In (a)
                                                      Increase
                                       2009    2008  (Decrease) Volume  Rate
                                               (Dollars in thousands)
Interest earned on:
 Interest-bearing deposits with banks $    33 $   290 $(  257)  $  54 $(  311)
 Loans, net (b)                         9,619   9,605      14     106  (   92)
 Taxable investment securities
  held to maturity                      3,299   4,121  (  822)   (673) (  149)
 Nontaxable investment securities
  held to maturity (b)                    391     333      58      65  (    7)
 Nontaxable investment securities
  available for sale (b)                  725   1,146  (  421)   (356) (   65)
 Other investment securities                5      64  (   59)   (  4) (   55)
 Federal funds sold                         0      90  (   90)   ( 44) (   46)
     Total interest income             14,072  15,649  (1,577)   (852) (  725)

Interest paid on:
 NOW accounts                              35      61  (   26)   (  3) (   23)
 Money market deposit accounts            157     365  (  208)      8  (  216)
 Savings deposits                         109     232  (  123)   (  4) (  119)
 Time deposits                          2,584   3,768  (1,184)    130  (1,314)
 Federal funds purchased                    1      23  (   22)   ( 13) (    9)
 Other borrowings                         786   1,022  (  236)   ( 70) (  166)
     Total interest expense             3,672   5,471  (1,799)     48  (1,847)

Net interest earnings                 $10,400 $10,178 $   222   $(900)$ 1,122

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b) Reflects taxable equivalent adjustments using a tax rate of 34 % for 2009 and 2008 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

                                             Year Ended December 31,
                                            2010      2009      2008
                                             (Dollars in thousands)
Securities held to maturity:
U.S. Government Agencies                  $  7,000  $    998  $  5,996
State and municipal                         17,682     9,003     6,112
Residential mortgage-backed                 21,573    14,194         0
     Total securities held to maturity    $ 46,255  $ 24,195  $ 12,108

Securities available for sale:
U.S. Government Treasuries                $ 10,633  $      0  $      0
U.S. Government Agencies                         0         0    15,036
State and municipal                          5,846     5,945    10,768
Residential mortgage-backed                 38,399    50,041    50,011
Corporate notes                                  0     5,877     7,284
Equity securities                               68       145       113
     Total securities available for sale  $ 54,946  $ 62,008  $ 83,212

At year-end 2010, the total investment portfolio increased to $101,201,367, an increase of $14,997,946 or 17.4%, compared with $86,203,421 at year-end 2009. The majority of this increase was due to purchases of $52,437,029 of U.S. Government Agencies, U.S. Government Treasuries, U.S. Government sponsored residential mortgage-backed securities, and municipal securities. Offsetting these purchases were calls and maturities of $6,595,000 of U.S. Government Agencies and tax-free municipals as well as residential mortgage-backed securities principal paydowns of approximately $12,900,000. Additionally, we sold $11,634,167 of longer-term residential mortgage-backed securities and the remaining $6,222,368 of corporate notes to shorten the duration and reduce credit risk in our portfolio. These sales resulted in a net gain of $534,973.

The following table shows the expected maturities of debt securities at December 31, 2010, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Mortgage backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancings and other early payoffs.


                                                        MATURITY

                                            After One      After Five
                               Within       But Within     But Within        After
                              One Year      Five Years      Ten Years      Ten Years
                            Amount  Yield  Amount  Yield  Amount  Yield  Amount  Yield
                                         (Dollars in thousands)
Debt Securities:
U.S. Government Treasuries  $     0    - % $     0    - % $10,634  2.48% $     0    - %
U.S. Government Agencies      7,000  1.39%       0    - %       0    - %       0    - %
State and municipal           4,550  4.93%  14,692  4.10%   4,285  4.48%       0    - %
Residential mortgage backed       0    - %       0    - %  11,193  3.31%  48,779  3.64%

     Total                  $11,550  2.78% $14,692  4.10% $26,112  3.16% $48,779  3.64%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2010 and 2009, securities carried at approximately $48,848,556 and $41,314,406, respectively, were pledged to secure public and trust deposits as required by law. At year-end 2010, approximately $8 million was overpledged and could be released if necessary for liquidity needs. In 2010, we pledged securities with a lendable collateral value of $3,882,357 to secure Federal Home Loan Bank advances.
In 2009, securities were not pledged to secure our advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

                                          Year Ended December 31,
                               2010      2009      2008      2007     2006
                                          (Dollars in thousands)

Commercial, financial and
 agricultural               $ 27,852  $ 25,731  $ 26,375  $ 21,851 $ 20,938
Real estate:
  Construction loans          16,900    15,597    18,357    11,564   13,238
  Commercial mortgage loans   47,649    50,337    43,054    38,038   45,506
  Residential loans           51,610    51,314    45,192    31,936   31,942
  Agricultural loans           8,428     7,225     8,640     7,258    5,576
Consumer & Other               5,320    10,056     7,481     8,397    8,336
       Total loans           157,759   160,260   149,099   119,044  125,536
Less:
Unearned income                   26        30        29        36       44
Allowance for loan losses      2,755     2,533     2,376     2,399    2,417
       Net loans            $154,978  $157,697  $146,694  $116,609 $123,075

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2010.

                                            Commercial,
                                             Financial
                                         Agricultural, and
                                            Construction
                                       (Dollars in thousands)
Distribution of loans which are due:
   In one year or less                      $  17,686
   After one year but within five years        23,061
   After five years                             4,005
           Total                            $  44,752

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2010.

                                   Loans With
                                  Predetermined    Loans With
                                      Rates      Floating Rates      Total

                                             (Dollars in thousands)
  Commercial, financial,
   agricultural and construction    $ 17,402        $ 9,664        $ 27,066

The following table presents information concerning outstanding balances of nonperforming loans and foreclosed assets for the indicated years. Nonperforming loans comprise: (a) loans accounted for on a nonaccrual basis ("nonaccrual loans"); (b) loans which are contractually past due 90 days or more as to interest or principal payments and still accruing ("past-due loans"); (c) loans past due 30 days or more for which the terms have been modified to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower ("restructured loans"); and (d) loans now current but where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms ("potential problem loans"). The Corporation's nonaccrual policy is located in Footnote 3.

                                    Nonperforming loans
                  Nonaccrual  Past-Due Restructured   Potential          Foreclosed
                     Loans     Loans       Loans    Problem Loans  Total   Assets
                                            (Dollars in thousands)
December 31, 2010   $  186    $    0      $   34       $   830    $1,050   $3,288
December 31, 2009   $1,521    $    0      $   62       $     0    $1,583   $3,832
December 31, 2008   $2,732    $    0      $  168       $     0    $2,900   $  211
December 31, 2007   $3,222    $    0      $   69       $    49    $3,340   $   98
December 31, 2006   $2,347    $   10      $   19       $    70    $2,446   $    0

                                     -24-

In 2010, nonaccrual loans decreased due to the settlement of a large agricultural real estate loan that was placed on nonaccrual status in 2009. Items in foreclosed assets include one large $2,845,853 commercial property that remains under construction. Costs of improvements to this property were fully funded in the third quarter of 2009. Also, in foreclosed assets are four residential properties valued at $442,266.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

                                                Year Ended December 31,
                                     2010      2009      2008      2007      2006
                                                 (Dollars in thousands)
Average loans outstanding          $160,356  $153,149  $134,602  $127,267  $119,213

Amount of allowance for loan
 losses at beginning of period     $  2,533  $  2,376  $  2,399  $  2,417  $  2,454
Amount of loans charged off
 during period:
  Commercial, financial and
   agricultural                          92       227         0         0         0
  Real estate:
    Construction                         30         0         0         0         0
    Commercial                          416         0       785         0         0
    Residential                          52       147         0         7         0
    Agricultural                          0         0         0         0         0
    Installment                          92        54        87        45        60
      Total loans charged off           682       428       872        52        60

Amount of recoveries during period:
  Commercial, financial and
   agricultural                         263         0         0         0         0
  Real estate:
    Commercial                            0         0         2         1         0
    Residential                           0         0         0         0         0
    Agricultural                          0         0         0         0         0
    Installment                          41        49        22        33        23
      Total loans recovered             304        49        24        34        23

Net loans charged off during period     378       379       848        18        37

Additions to allowance for loan
 losses charged to operating
 expense during period                  600       536       825         0         0
Amount of allowance for loan
 losses at end of period           $  2,755  $  2,533  $  2,376  $  2,399  $  2,417

Ratio of net charge-offs during
 period to average loans
 outstanding for the period             .24%      .25%      .63%      .01%      .03%

                                     -25-

The allowance is based upon management's analysis of the portfolio under current economic conditions. This analysis includes a study of loss experience, a review of delinquencies, and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. Based on the above factors, management considers the current allowance to be adequate.

Allocation of Allowance for Loan Losses

Management has allocated the allowance for loan losses within the categories of loans set forth in the table below based on historical experience of net charge-offs. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below.

                     December 31, 2010  December 31, 2009  December 31, 2008
                                 % of               % of               % of
                                 Total              Total              Total
Category             Allocation  Loans  Allocation  Loans  Allocation  Loans
                                     (Dollars in thousands)
Commercial, financial
 and agricultural     $  134     17.7%   $  123     18.5%   $  115     18.9%
Real estate:
  Construction         1,396     10.7%    1,283      9.7%    1,204     12.3%
  Commercial             686     30.2%      631     31.4%      592     28.9%
  Residential            302     32.7%      278     32.1%      260     30.3%
  Agricultural             0      5.3%        0      4.5%        0      5.8%
Installment              237      3.4%      218      3.8%      205      3.8%

       Total          $2,755    100.0%   $2,533    100.0%   $2,376    100.0%

                     December 31, 2007  December 31, 2006
                                 % of                % of
                                 Total              Total
Category             Allocation  Loans  Allocation  Loans
                            (Dollars in thousands)
Commercial, financial
 and agricultural     $  116     18.4%   $  117     16.7%
Real estate:
  Construction         1,216      9.7%    1,225     10.5%
  Commercial             597     32.0%      602     36.2%
  Residential            263     26.8%      265     25.4%
  Agricultural             0      6.1%        0      4.4%
Installment              207      7.0%      208      6.8%

       Total          $2,399    100.0%   $2,417    100.0%

The calculation is based upon total loans including unearned interest. Management believes that the portfolio is diversified and, to a large extent, secured without undue concentrations in any specific risk area. Control of loan quality is regularly monitored by management, the loan committee, and is reviewed by the Bank's Board of Directors which meets monthly. Independent external review of the loan portfolio is provided by examinations conducted by regulatory authorities. The amount of additions
                                     -26-

to the allowance for loan losses charged to operating expense for the periods indicated were based upon many factors, including actual charge-offs and evaluations of current economic conditions in the market area. Management believes the allowance for loan losses is adequate to cover any potential loan losses.

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

                                     Year Ended December 31,
                                  2010        2009        2008
                                    (Dollars in thousands)
Noninterest-bearing
 demand deposits               $  41,844   $  38,895   $  36,613
NOW accounts                      19,351      19,700      20,567
Money market deposit accounts     58,455      46,773      45,749
Savings                           22,670      21,552      21,935
Time deposits                    100,347      99,665      96,454
     Total interest-bearing      200,823     187,690     184,705

     Total average deposits    $ 242,667   $ 226,585   $ 221,318

The maturity of certificates of deposit of $100,000 or more as of December 31, 2010, are presented below.

                                  (Dollars in thousands)
3 months or less                       $  8,254
Over 3 months through 6 months            7,240
Over 6 months through 12 months          12,067
Over 12 months                            4,911

  Total outstanding certificates of
   deposit of $100,000 or more         $ 32,472

Return on Equity and Assets

Certain financial ratios are presented below.

                              Year Ended December 31,
                             2010      2009      2008
Return on average assets     0.62%     0.65%    ( .46)%
Return on average equity     6.89%     7.48%    (5.04)%
Dividend payout ratio
 (dividends paid divided
   by net income)           13.73%     9.84%       NA*
Average equity to average
 assets ratio                8.95%     8.71%     9.21%
                                     -27-

* Dividend payout ratio cannot be calculated due to net loss.

Forward-Looking Statements

In addition to historical information, this 2010 Annual Report contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation's forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

These factors include risks related to:
  * the conditions in the banking system, financial markets, and general economic conditions;
  *  the Corporation's ability to raise capital;
  * the Corporation's ability to maintain liquidity or access other sources of funding;
  *  the Corporation's construction and land development loans;
  *  asset quality;
  *  the adequacy of the allowance for loan losses;
  *  technology difficulties or failures;
  *  the Corporation's ability to execute its business strategy;
  *  the loss of key personnel;
  *  competition;
  * the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;
  *  changes in regulation and monetary policy;
  * losses due to fraudulent and negligent conduct of customers, service providers or employees;
  * acquisitions or dispositions of assets or internal restructuring that may be pursued by the Corporation;
  * changes in or application of environmental and other laws and regulations to which the Corporation is subject;
  *  political, legal and local economic conditions and developments;
  *  financial market conditions and the results of financing efforts;
  *  changes in commodity prices and interest rates; and
  * weather, natural disasters and other catastrophic events and other factors discussed in the Corporation's other filings with the Securities and Exchange Commission.

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

ITEM 1A.  RISK FACTORS

An investment in the Corporation's common stock and the Corporation's financial results are subject to a number of risks. Investors should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K and the documents incorporated by reference. Additional risks and uncertainties, including those generally

                                     -28-

affecting the industry in which the Corporation operates and risks that management currently deems immaterial, may arise or become material in the future and affect the Corporation's business.

* As a bank holding company, adverse conditions in the general business or economic environment could have a material adverse effect on the Corporation's financial condition and results of operation.

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

* The Corporation's ability to raise capital could be limited and could affect its liquidity and could be dilutive to existing shareholders.

Current conditions in the capital markets are such that traditional sources of capital may not be available to the Corporation on reasonable terms if it needed to raise capital. In such case, there is no guarantee that the Corporation will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

* Liquidity is essential to the Corporation's businesses and it relies on external sources to finance a significant portion of our operations.

Liquidity is essential to the Corporation's businesses. The Corporation's capital resources and liquidity could be negatively impacted by disruptions in its ability to access these sources of funding. With increased concerns about bank failures, traditional deposit customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Corporation's subsidiary bank in an effort to ensure that the amount that they have on deposit is fully insured. In addition, the cost of brokered and other out-of-market deposits and potential future regulatory limits on the interest rate the Corporation
                                     -29-

may pay for brokered deposits could make them unattractive sources of funding. Factors that the Corporation cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair its ability to raise funding. Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and, given recent downturns in the economy, there may not be a viable market for raising short or long-term debt or equity capital. In addition, the Corporation's ability to raise funding could be impaired if lenders develop a negative perception of its long-term or short-term financial prospects. Such negative perceptions could be developed if the Corporation is downgraded or put on (or remain on) negative watch by the rating agencies, suffers a decline in the level of its business activity or regulatory authorities take significant action against it, among other reasons. If the Corporation is unable to raise funding using the methods described above, it would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. The Corporation may be unable to sell some of its assets, or it may have to sell assets at a discount from market value, either of which could adversely affect its results of operations and financial condition.

* The Corporation's construction and land development loans are subject to unique risks that could adversely affect earnings.

The Corporation's construction and land development loan portfolio was $16.9 million at December 31, 2010, comprising 10.7% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers' ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

* Recent performance may not be indicative of future performance.

Various factors, such as economic conditions, regulatory and legislative considerations, competition and the ability to find and retain talented people, may impede the Corporation's ability to remain profitable.

* A deterioration in asset quality could have an adverse impact on the Corporation.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in
                                     -30-

interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank's loan portfolio, over 78% of which is secured by real estate, could affect the ability of customers to repay their loans. The Bank's loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Corporation's business, financial condition, results of operations, or liquidity.

* Changes in prevailing interest rates may negatively affect the results of operations of the Corporation and the value of its assets.

The Corporation's earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of nonperforming assets. Fluctuations in interest rates affect the demand of customers for the Corporation's products and services. In addition, interest-bearing liabilities may re-price or mature more slowly or more rapidly or on a different basis than interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

Changes in the level of interest rates may also negatively affect the value of the Corporation's assets and its ability to realize book value from the sale of those assets, all of which ultimately affect earnings.

* If the Corporation's allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.

The Bank's loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation's operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2010, the Corporation recorded an allowance for possible loan losses of $2.75 million, compared with $2.53 million for the year ended December 31, 2009. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

* The Corporation may be subject to losses due to fraudulent and negligent conduct of the Bank's and Empire's loan customers, third party service providers and employees.
                                     -31-

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

* Technology difficulties or failures could have a material adverse effect on the Corporation.

The Corporation depends upon data processing, software, communication and information exchange on a variety of computing platforms and networks. The Corporation cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures.
The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers. Any of these results could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

* The Corporation's business is subject to the success of the local economies and real estate markets in which it operates.

The Corporation's banking operations are located in southwest Georgia. Because of the geographic concentration of its operations, the Corporation's success depends largely upon economic conditions in this area, which include volatility in the agricultural market, influx and outflow of major employers in the area, and minimal population growth throughout the region. Deterioration in economic conditions in the communities in which the Corporation operates could adversely affect the quality of the Corporation's loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

* The Corporation may face risks with respect to its ability to execute its business strategy.

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

* The Corporation depends on its key personnel, and the loss of any of them could adversely affect the Corporation.

                                     -32-

The Corporation's success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including DeWitt Drew, President and CEO, John J. Cole, Jr., Executive Vice President, C. Wallace Sansbury, Executive Vice President, Jeffery E. Hanson, Executive Vice President, George R. Kirkland, Senior Vice President & Treasurer and Charles R. Lemons, President and CEO of Empire, could have a material adverse effect on the Corporation's business, financial condition, and results of operations or liquidity.

* Competition from financial institutions and other financial service providers may adversely affect the Corporation.

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

* The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act creates a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau's rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions. The Dodd-Frank Act also establishes a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, makes permanent the $250,000 limit for federal deposit insurance, provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repeals the federal prohibitions on the payment of interest on demand deposits. Among other things, the Dodd-Frank Act includes provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive "reasonable and proportional cost" per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us. However,
                                     -33-

compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

* Changes in government regulation or monetary policy could adversely affect the Corporation.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Securities and Exchange Commission staff regarding the Corporation's periodic or current reports under the Exchange Act.

ITEM 2.  PROPERTIES

The executive offices of the Corporation and the main banking office of the Bank are located in a 22,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. The Bank's Operations Center is located at 11 Second Avenue, Moultrie, Georgia. The Trust and Brokerage Division of the Bank is located at 25 Second Avenue, Moultrie, Georgia. The Bank's Administrative Services office is located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia. This building is also used for training and meeting rooms, record storage, and a drive-thru teller facility.













                                     -34-

                                                                                Square
Name                            Address                                          Feet
Main Office                     201 First Street, SE, Moultrie, GA  31768       22,000
Operations Center               11 Second Avenue, SW, Moultrie, GA  31768        5,000
Trust & Investment Office       25 Second Avenue, SW, Moultrie, GA  31768       11,000
Administrative Services         205 Second Street, SE, Moultrie, GA  31768      15,000
Southwest Georgia Ins. Services 501 South Main Street, Moultrie, GA  31768       5,600
Baker County Bank               Highway 91 & 200, Newton, GA  39870              4,400
Bank of Pavo                    1102 West Harris Street, Pavo, GA  31778         3,900
Sylvester Banking Company       300 North Main Street, Sylvester, GA  31791     12,000
Empire Financial Services       121 Executive Parkway, Milledgeville, GA  31061  2,700
Valdosta Banking Center         3500 North Valdosta Road, Valdosta, GA 31602     5,800

All the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank's main office premises, one in each of the Baker County, Thomas County, Worth County and Lowndes County branch offices, and one additional automated teller machine located in Doerun, Georgia. These automated teller machines are linked to the STAR network of automated teller machines. A new full-service banking center in Valdosta, Georgia was opened in June of 2010.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation, the Bank and Empire are defendants in various legal proceedings incidental to their business.
In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2010.

                                    PART II

ITEM 5. MARKET PRICE FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Corporation's common stock trades on the NYSE Amex under the symbol "SGB". The closing price on December 31, 2010, was $10.90. Below is a schedule of the high and low stock prices for each quarter of 2010 and 2009.

                                     2010

For The
 Quarter 	Fourth		Third		Second		First
High		$10.90		$10.75		$12.10		$16.90

Low             $ 6.25          $ 8.31          $ 9.00          $ 8.54



                                     -35-

                                     2009

For The
 Quarter 	Fourth		Third		Second		First

High            $10.00          $ 9.25          $ 9.90          $10.84

Low             $ 7.42          $ 4.65          $ 7.42          $ 7.25

As of December 31, 2010, there were 511 record holders of the Corporation's common stock. Also, there were approximately 400 additional shareholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation's common stock were $0.10 per share in 2010 and $0.07 per share in 2009. Our dividend policy objective is to pay out a portion of earnings in dividends to our shareholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation's Board of Directors after consideration of various factors, which include the Corporation's financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount bank of dividends that can be paid without regulatory approval. See Part I, Item 1, "Business - Payment of Dividends." The Corporation and its predecessors have paid cash dividends for the past eighty-two consecutive years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2010, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan. No additional option shares can be granted under the Key Individual Stock Option Plan.


                               Number of Securities                          Number of Securities
                                to be Issued upon    Weighted Average      Remaining Available for
                                  Exercise of        Exercise Price of      Future Issuance Under
Plan Category                  Outstanding Options  Outstanding Options   Equity Compensation Plans
Equity compensation plans
 approved by shareholders(1)         13,880               $19.08                      0
Equity compensation plans
 not approved by shareholders(2)          0                 0.00                      0
Total                                13,880               $19.08                      0

(1) The Key Individual Stock Option Plan
(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three reported periods.

Performance Graph

The following graph compares the cumulative total shareholder return of the Corporation's Common Stock with The Carson Medlin Company's Independent Bank Index and the NASDAQ Index. The Independent Bank Index is the compilation of the total return to shareholders over the past five years of a group of 23 independent community banks located in the southeastern states of Alabama, Florida, Georgia, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The comparison assumes $100 was invested January 1, 2006, and that all semi-annual and quarterly dividends were reinvested each period. This comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2005.

The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Corporation's Common Stock.

                                  2005    2006    2007    2008    2009    2010
SOUTHWEST GEORGIA FINANCIAL CORP. 100      90      86      52      45      55
INDEPENDENT BANK INDEX            100     112      90      77      88      87
NASDAQ INDEX                      100     116     122      77      97     112

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information about the Corporation, see selected statistical information on pages 17 - 37 of this report on Form 10-K.

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Lowndes, Thomas, and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have five full service banking facilities and seven automated teller machines.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a new full-service banking center in Valdosta, Georgia that was completed and opened in June of 2010.

The Corporation's profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation's earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September of 2007, the Federal Reserve Bank began decreasing it by 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through December 2010. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation's commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In 2010, noninterest income was more than 28.0% of the Corporation's total revenue, whereas in 2009 noninterest income accounted for 27.0% of the Corporation's total revenue.

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


The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve solid results in 2010. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

Although the economy remains sluggish, the Corporation's nonperforming assets decreased to $3.542 million at the end of 2010. This decrease is primarily due to the settlement of a $1.283 million loan that was placed on nonaccrual status in 2009.

Critical Accounting Policies

In the course of the Corporation's normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation's results of operations. We believe that the allowance for loan losses as of December 31, 2010, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

Although net income remained relatively flat for 2010 at $1.8 million when compared to 2009, there were some significant variations. Net interest income increased $203 thousand primarily as a result of lower interest paid on deposits. Net gain on the sale of securities increased $280 thousand when compared to 2009. Offsetting this increase was a decrease in service charges on deposit accounts of $198 thousand as well as a $275 thousand provision for market value losses of foreclosed assets. Salaries and employee benefits increased $611 thousand due to increased staff at the Valdosta banking center as well as increased contributions to the employee retirement plans compared with the prior year. Offsetting this increase was a decrease in other operating expenses primarily due to lower legal expenses
                                     -39-

of $857 thousand. On a per share basis, we had a net income of $0.73 per diluted share for 2010 compared with a net income of $0.71 per diluted share for 2009.

Net income for 2009 was $1.8 million, an increase of approximately $3.1 million when compared with a net loss of $1.3 million in 2008. This increase in net income is largely attributable to lower salary and employee benefits of $792 thousand and higher net interest income resulting primarily from lower interest paid on interest-bearing liabilities. Net interest income was partially offset by a loan loss provision of $536 thousand in 2009. Net income in 2008 was impacted by a $4.11 million non-cash loss related to the impairment of equity securities, a $979 thousand loss at the Corporation's mortgage banking subsidiary and a 2008 fourth quarter charge-off of $785 thousand and related loan loss provision of $825 thousand. On a per share basis, we had a net income of $0.71 per diluted share for 2009 compared with a net loss of $0.50 per diluted share for 2008.

We measure our performance on selected key ratios, which are provided for the last three years in the following table:

                                          2010      2009      2008
Return on average total assets            0.62%     0.65%     (.46)%
Return on average shareholders' equity    6.89%     7.48%    (5.04)%
Average shareholders' equity to
 average total assets                     8.95%     8.71%     9.21 %
Net interest margin (tax equivalent)      3.90%     4.14%     4.04 %

Net Interest Income

Net interest income after provision for loan losses increased $139 thousand, or 1.5%, to $9.53 million for 2010 when compared with 2009. The overall decrease of $783 thousand in total interest expense more than offset the $580 thousand decrease in total interest income. The Corporation recognized a $600 thousand provision for loan losses in 2010 compared with $536 thousand in 2009. As a result of the current interest rate environment, interest paid on deposits declined by $831 thousand to $2.1 million at the end of 2010. This decline was partially offset by a $48 thousand increase in interest on borrowings. The average rate paid on average time deposits of $100.3 million decreased 71 basis points when compared with 2009. Interest income from investment securities decreased by $1.02 million mainly due to selling higher yielding mortgage-backed securities and corporate notes and reinvesting the proceeds into lower yielding investments. These sales reflected the repositioning of our investment portfolio to shorten the duration and reduce both credit and interest rate risk. Offsetting this decline was an increase in interest on deposits in other banks of $25 thousand. When compared with 2009, interest and fees on loans increased by $420 thousand mainly due to an increase in average loans volume of $6.8 million.

Net interest income after the provision for loan losses increased $614 thousand, or 7.0%, to $9.39 million for 2009 as compared with 2008. Reduced interest paid on deposits and borrowings of $1.54 million and $258 thousand, respectively, due to a lower interest rate environment more than offset the $1.47 million decline in total interest income. The Corporation recognized a $536 thousand provision for loan losses in 2009, compared with a provision
                                     -40-

for loan losses of $825 thousand in 2008. The average rate paid on average time deposits of $99.7 million decreased 132 basis points compared with 2008. Interest income from investment securities decreased by $1.15 million due to a lower average volume of securities of $17.7 million, and interest on deposits in other banks also decreased by $257 thousand. Interest and fees on loans increased by $20 thousand to $9.52 million.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin declined 24 basis points to 3.90% for 2010 when compared with 2009. Net interest margin was 4.14% for 2009, a 10 basis point increase from 4.04% in 2008. The decline in net interest margin was mainly impacted from securities which were either called, matured, or sold and reinvested into lower yielding securities or overnight balances carried at the Federal Reserve Bank. Partially offsetting this decline in net interest margin were both the decrease in the cost of interest-bearing deposits and the impact from growth in average loans and deposits compared with the prior year.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

                                            2010             2009             2008
                                                     (Dollars in thousands)
                                      Amount % Change  Amount % Change  Amount % Change
Service charges on deposit accounts   $1,567   (11.2)% $1,766    9.8%   $1,608   (7.4)%
Income from trust services               241    13.7      213  (20.8)      269  ( 5.9)
Income from retail brokerage services    300    12.8      266  (22.0)      341  ( 1.5)
Income from insurance services         1,125     5.2    1,069  ( 3.0)    1,102  ( 4.2)
Income from mortgage banking services  1,351     1.8    1,327  (34.3)    2,021  (28.2)
Gain (loss) on the sale or
 disposition of assets                    31   100.0        0 (100.0)       13     NM
Provision for foreclosed asset losses   (275) (100.0)       0    0.0         0 (100.0)
Gain (loss) on the sale of securities    535   109.5      255  100.0         0    0.0
Gain (loss) on the impairment of
 equity securities                         0     0.0        0  100.0    (4,105)(100.0)
Other income                             214    (6.0)     228    0.8       226   (2.6)

Total noninterest income              $5,089    (0.7)% $5,124  247.4%   $1,475  (78.0)%
*NM = not meaningful

For 2010, noninterest income was $5.09 million, down slightly from $5.12 million in the same period of 2009. The majority of the decline was a result of a $275 thousand provision for changes in market value of foreclosed properties and a decrease in service charges on deposit accounts of $198 thousand compared with same period last year. These decreases were partially offset by a $535 thousand gain on the sale of securities compared
                                     -41-

with a $255 thousand gain in 2009. Other increases in income occurred from insurance, trust, retail brokerage, and mortgage banking services which increased $56 thousand, $28 thousand, $34 thousand and $24 thousand, respectively.

For 2009, noninterest income was $5.12 million compared with $1.48 million for 2008. Excluding the 2008 loss on the impairment of equity securities of $4.11 million, 2009 year-to-date noninterest income was down $456 thousand when compared with the same period last year. The decline primarily resulted from a drop in mortgage banking services revenue of $694 thousand, or 34.3%. Other contributing factors included income from trust services and retail brokerage services which decreased $56 thousand and $75 thousand, respectively. These decreases were partially offset by an increase in service charges on deposit account of $158 thousand and the $255 thousand gain on the sale of securities in 2009.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

                                       2010             2009             2008
                                               (Dollars in thousands)
                                 Amount % Change  Amount % Change  Amount % Change
Salaries and employee benefits   $ 6,971   9.6%   $ 6,360  (11.1)% $ 7,152   2.0 %
Occupancy expense                    891   5.3        846   (2.0)      863   2.7
Equipment expense                    739  10.9        667   (3.9)      694   7.1
Data processing expense              692   0.8        686    6.7       643  (6.3)
Amortization of intangible assets    208   0.0        208   (8.4)      227 (51.4)
Losses related to mortgage
 banking services                      0   0.0          0 (100.0)      979 (38.3)
Other operating expenses           2,676 (21.9)     3,425   30.2     2,631  11.3
Total noninterest expense        $12,177  (0.1)%  $12,192   (7.6)% $13,189  (3.0)%

Total noninterest expense decreased slightly to $12.18 million in 2010 compared with $12.19 million in the same period last year. A decrease of $749 thousand, or 21.9%, in other operating expenses was mainly due to lower legal expense and insurance assessments to the FDIC compared with 2009. This decline was partially offset by increases to salary and employee benefits, occupancy, and equipment expenses related to the new Valdosta banking center's operations.

Total noninterest expense decreased $1.0 million to $12.2 million in 2009 compared with the same period of the prior year, primarily due to a mortgage banking services loss of $979 thousand that was recognized in 2008. Salary and employee benefits declined $792 thousand in 2009. Occupancy and equipment expense decreased by $17 thousand and $27 thousand, respectively. Offsetting these decreases were other operating expenses which were higher due to increased legal and FDIC insurance fees of $675 thousand and $416 thousand, respectively. The increased legal fees resulted from the mortgage banking service's associated insurance claim. The FDIC increased the quarterly assessments by $294 thousand, plus a special assessment of $122 thousand.
                                     -42-

The efficiency ratio (noninterest expense divided by total noninterest income plus tax equivalent net interest income), a measure of productivity, decreased slightly to 77.9% for 2010, from 78.5% for 2009 and 113.2% for 2008. The higher efficiency ratio in 2008 was primarily due to the loss related to mortgage banking services and lower revenue as a result of the non-cash impairment loss recognized on equity securities. Excluding these items, the adjusted efficiency ratio for 2008 would have been lower at 77.3% compared with 113.2%.

Federal Income Tax Expense

The Corporation had an expense of $584 thousand for federal income taxes in 2010 compared with an expense of $508 thousand in 2009 and a benefit of $1.66 million for the year ending December 31, 2008. These amounts resulted in an effective tax rate of 23.9%, 21.9%, and (56.4)%, for 2010, 2009, and 2008, respectively. See Note 10 of the Corporation's Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

During 2010, total average assets increased $22.6 million, or 8.1%, to $300.7 million, as compared with 2009. The increase in total average assets is primarily attributable to a higher level of investments in average interest-bearing deposits with banks of $10.6 million, and an increase in average total loans of $7.2 million. The Corporation's earning assets, which include loans, investment securities and deposits with banks, averaged $269.9 million in 2010, a 7.4% increase from $251.4 million in 2009. While year-end balances for both loans and interest-bearing deposits with banks were less than the previous year, their average volume continues to increase compared with the prior year averages. For 2010, average earning assets were comprised of 58% loans, 33% investment securities, and 9% deposit balances with banks. The ratio of average earning assets to average total assets decreased slightly to 89.8% for 2010 compared with 90.4% for 2009.

Loans

Loans are one of the Corporation's largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2010, average net loans represented 58% of average earning assets and 52% of average total assets.

The composition of the Corporation's loan portfolio at December 31, 2010, 2009, and 2008 was as follows:








                                     -43-


                                2010             2009             2008
                                          (Dollars in thousands)

Category                   Amount % Change  Amount % Change  Amount % Change

Commercial, financial,
 and agricultural         $ 27,852   8.2 % $ 25,731 (2.4) % $ 26,375  20.7 %
Real estate:
  Construction              16,900   8.4 %   15,597 (15.0)%   18,357  58.7 %
  Commercial                47,649  (5.3)%   50,337  16.9 %   43,054  13.2 %
  Residential               51,610   0.6 %   51,314  13.6 %   45,192  41.5 %
  Agricultural               8,428  16.7 %    7,225 (16.4)%    8,640  19.0 %
Installment                  5,320 (47.1)%   10,056  34.4 %    7,481 (10.9)%
     Total loans          $157,759  (1.6)% $160,260   7.5 % $149,099  25.3 %
Unearned income                (26) 13.3 %      (30) (3.5)%      (29) 19.4 %
Allowance for loan losses   (2,755) (8.8)%   (2,533) (6.6)%   (2,376)  1.0 %
     Net loans            $154,978  (1.7)% $157,697   7.5 % $146,694  25.3 %

Total year-end balances of loans decreased $2.5 million while average total loans increased $7.2 million in 2010 compared with 2009. Increases in construction and agricultural real estate loans as well as commercial, financial, and agricultural loans were not sufficient to offset declines in other loan categories. The ratio of total loans to total deposits at year end decreased to 65.9% in 2010 compared with 68.1% in 2009. The loan portfolio mix at year end 2010 consisted of 10.7% loans secured by construction real estate, 30.2% loans secured by commercial real estate, 32.7% of loans secured by residential real estate, and 5.3% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 17.7% and installment loans to individuals for consumer purposes of 3.4%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation's loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2010.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on nonaccruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $2.755 million, or 1.8% of total loans outstanding, as of December 31, 2010. This level represented a $222 thousand increase from the corresponding 2009 year-end amount which was 1.6% of total
loans outstanding.   We increased the allowance for loan losses in response
to the market and economic environment.
                                     -44-

There was a provision for loan losses of $600 thousand in 2010 compared with a provision for loan losses of $536 thousand in 2009. See Part I, Item 1, "Table 4 - Loan Portfolio" of the Guide 3 for details of the changes in the allowance for loan losses.

Investment Securities

The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income to complement loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment. The Corporation's investment securities represent 34% of our assets and consist largely of 59% U.S. Government sponsored pass-thru residential mortgage-backed securities. Also, the portfolio includes 23% state, county and municipal securities, 11% U.S. Treasury notes, and 7% of U.S. Government Agency notes.

The following table summarizes the contractual maturity of investment securities at their carrying values as of December 31, 2010:

Amounts Maturing In:            Securities         Securities
(Dollars in thousands)      Available for Sale  Held to Maturity     Total
One year or less                 $ 2,111            $ 2,202        $  4,313
After one through five years       3,060             17,371          20,431
After five through ten years      17,703              7,295          24,998
After ten years                   32,004             19,387          51,391
Equity securities                     68                  0              68
Total investment securities      $54,946            $46,255        $101,201

At year-end 2010, the total investment portfolio increased to $101.2 million, an increase of $15.0 million or 17.4%, compared with $86.2 million at year-end 2009. The majority of this increase was due to purchases of $52.4 million of U.S. Government Agencies, U.S. Government Treasuries, U.S. Government sponsored residential mortgage-backed securities, and municipal securities. Offsetting these purchases were calls and maturities of $6.6 million of U.S. Government Agencies and tax-free municipals as well as residential mortgage-backed securities principal paydowns of approximately $12.9 million. Additionally, we sold $11.6 million of longer-term residential mortgage-backed securities and the remaining $6.2 million of corporate notes to shorten the duration and reduce credit risk in our
portfolio.  These sales resulted in a net gain of $535 thousand.    The
average total investment portfolio increased $1.1 million to $87.2 million in 2010 compared with $86.1 million for 2009.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

                                     -45-

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, renegotiated loans, potential problem loans, other-than-temporarily impaired preferred stock, and property acquired by foreclosure. The level of nonperforming assets decreased $1.9 million at year-end 2010 compared with year-end 2009. This decrease was primarily due to the sale of foreclosed properties as well as the settlement of a large nonaccrual loan in 2010. Nonperforming assets were approximately $3.542 million, or 1.19% of total assets as of December 31, 2010, compared with $5.484 million, or 1.88% of total assets at year-end 2009.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2010, average deposits increased compared with 2009, from $226.6 million to $242.7 million. This average deposit growth occurred primarily in money market and noninterest-bearing deposits. As of December 31, 2010, the Corporation had a total of $32.5 million in certificates of deposit of $100,000 or more. This was a 7.6% increase from the $30.2 million total in 2009.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2010, the Corporation did not borrow or repay any advances from the Federal Home Loan Bank. During 2011, the Corporation expects to repay $2 million of the fixed-rate advances. Total long-term advances with the Federal Home Loan Bank were $24 million at December 31, 2010. Two of these advances totaling $10 million have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Corporation intends to pay off these advances at the conversion dates. Details on the Federal Home Bank advances are presented in Notes 7 and 8 to the financial statements.

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

The Consolidated Statement of Cash Flows details the Corporation's cash flows from operating, investing, and financing activities. During 2010, operating and financing activities provided cash flows of $7.9 million, while investing activities used $15.1 million resulting in a decrease in cash and cash equivalents balances of $7.2 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Corporation's deposit mix includes a significant amount of core deposits.
                                     -46-

Core deposits are defined as total deposits less time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 86.4% of total deposits on December 31, 2010, compared with 87.2% in 2009.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss. The Corporation had $4.3 million investment securities maturing within one year or less on December 31, 2010, which represented 4% of the investment debt securities portfolio. Also, the Corporation has approximately $7.2 million of U.S. Government Agency and state and municipal securities callable at the option of the issuer within one year and approximately $12.9 million of expected annual cash flow in principal reductions from payments of mortgage-backed securities.

Due to the current interest rate environment, $5.6 million of our callable securities were called in 2010 and $19.7 million were called in 2009. We have reinvested these proceeds from called investment securities in new loans and new investment securities. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation's liquidity or operations.

Contractual Obligations

The chart below shows the Corporation's contractual obligations and its scheduled future cash payments under those obligations as of December 31, 2010.

The majority of the Corporation's outstanding contractual obligations are long-term debt. The remaining contractual obligations are comprised of purchase obligations for data processing services and a rental agreement for our mortgage servicing office. We have no capital lease obligations.

                                        Payments Due by Period
                                        Less
Contractual Obligations                than 1     1-3      4-5    After 5
(Dollars in thousands)         Total    Year     Years    Years    Years
Long-term debt                $24,000   $   0   $14,000   $   0   $10,000
Operating leases                   31      25         6       0         0
Total contractual obligations $24,031   $  25   $14,006   $   0   $10,000

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk which arise in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit in the form of loans or through letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements. Since many of the commitments to extend credit and standby letters of credit are expected to
                                     -47-

expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.

Financial instruments whose contract amounts
represent credit risk (Dollars in thousands):    2010       2009
Commitments to extend credit                  $ 10,616   $ 12,961
Standby letters of credit                     $     10   $     10

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 8.95% in 2010 and 8.71% in 2009. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8% total risk-based ratio, of which 4% must consist primarily of tangible common shareholders' equity (Tier I capital) or its equivalent. Also, the regulations require a financial institution to maintain a 3% leverage ratio. At year-end 2010, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 17.74%, a Tier I risk-based capital ratio of 16.49%, and a leverage ratio of 9.01%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios for year-end 2010 and 2009 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

                                                    Minimum       Minimum
                            Dec. 31,    Dec. 31,   Regulatory    For Well
Risk Based Capital Ratios    2010        2009      Guidelines   Capitalized
Tier I capital              16.49%      14.90%       4.00%         6.00%
Total risk-based capital    17.74%      16.15%       8.00%        10.00%
Leverage                     9.01%       8.83%       3.00%         5.00%

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

Our primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these
                                     -48-

movements, we seek to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. We attempt to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation's interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by the Bank. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Corporation uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The Corporation also maintains an investment portfolio which receives monthly cash flows from mortgage-backed securities principal payments, and staggered maturities and provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution's interest rate sensitivity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is filed herewith.

Management's Report on Internal Control over Financial Reporting

     Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

     Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2010. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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


March 31, 2011

Thigpen, Jones, Seaton & Co., P.C.

CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders of Southwest
  Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.


/s/ Thigpen, Jones, Seaton & Co., P.C.


Dublin, Georgia
March 17, 2011

                 1004 Hillcrest Parkway*Dublin, Georgia 31021
               Tel 478-272-2030*Fax 478-272-3318*www.tjscpa.com

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2010 and 2009

                                                       2010           2009
ASSETS
Cash and due from banks                          $   5,111,869  $  10,049,545
Interest-bearing deposits in other banks            10,958,766     13,246,872
Cash and cash equivalents                           16,070,635     23,296,417
Investment securities available for
 sale, at fair value                                54,945,921     62,008,044
Investment securities to be held to
 maturity (fair value approximates
 $46,570,196 and $24,177,393)                       46,255,446     24,195,377
Federal Home Loan Bank stock, at cost                1,649,900      1,649,900
Loans, net of allowance for loan losses
 of $2,754,614 and $2,532,856                      154,978,016    157,697,397
Premises and equipment, net                          9,221,341      7,777,080
Foreclosed assets, net                               3,288,121      3,831,663
Intangible assets                                      640,876        848,514
Other assets                                         9,353,675      9,703,862

     Total assets                                $ 296,403,931  $ 291,008,254


LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
 Deposits:
  NOW accounts                                   $  29,238,582  $  25,074,884
  Money market                                      50,468,227     45,694,205
  Savings                                           22,635,415     21,364,824
  Certificates of deposit $100,000 and over         32,472,318     30,190,008
  Other time accounts                               65,858,838     72,085,244
     Total interest-bearing deposits               200,673,380    194,409,165
  Noninterest-bearing deposits                      38,857,679     41,021,846
     Total deposits                                239,531,059    235,431,011

 Short-term borrowed funds                           2,000,000      5,000,000
 Long-term debt                                     24,000,000     21,000,000
 Other liabilities                                   4,097,279      4,047,262
     Total liabilities                             269,628,338    265,478,273

Stockholders' equity:
 Common stock - $1 par value, 5,000,000
  shares authorized, 4,293,835 shares issued         4,293,835      4,293,835
 Additional paid-in capital                         31,701,533     31,701,533
 Retained earnings                                  17,925,895     16,324,463
 Accumulated other comprehensive income (loss)    (  1,031,875)  (    676,055)
 Treasury stock, at cost 1,745,998 shares
  for 2009 and 2010                               ( 26,113,795)  ( 26,113,795)
     Total stockholders' equity                     26,775,593     25,529,981

     Total liabilities and stockholders' equity  $ 296,403,931  $ 291,008,254

         See accompanying notes to consolidated financial statements.
                                     -52-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
             for the years ended December 31, 2010, 2009, and 2008

                                              2010          2009         2008
Interest income:
 Interest and fees on loans               $ 9,943,649  $ 9,523,822  $ 9,504,120
 Interest on debt securities: Taxable       2,412,444    3,299,150    4,122,439
 Interest on debt securities: Tax-exempt      597,242      735,987    1,001,078
 Dividends                                      5,404        4,564       62,602
 Interest on deposits in other banks           57,805       32,949      290,448
 Interest on other short-term investments           0           97       89,663
      Total interest income                13,016,544   13,596,569   15,070,350

Interest expense:
 Deposits                                   2,053,646    2,884,601    4,425,598
 Federal funds purchased                            3          994       22,513
 Other short-term borrowings                  111,452      169,286      768,750
 Long-term debt                               724,012      617,302      252,791
      Total interest expense                2,889,113    3,672,183    5,469,652

      Net interest income                  10,127,431    9,924,386    9,600,698

Provision for loan losses                     600,000      535,709      825,454
      Net interest income after provision
       for loan losses                      9,527,431    9,388,677    8,775,244

Noninterest income:
 Service charges on deposit accounts        1,567,424    1,765,854    1,608,243
 Income from trust services                   241,583      212,445      269,319
 Income from brokerage services               300,210      266,137      341,466
 Income from insurance services             1,124,612    1,069,301    1,101,690
 Income from mortgage banking services      1,350,625    1,327,193    2,020,988
 Provision for foreclosed asset losses       (275,000)           0            0
 Net gain on sale or disposition of assets     30,852          349       12,500
 Net gain on sale of securities               534,973      255,324            0
 Net loss on the impairment of
  equity securities                                 0            0   (4,104,901)
 Other income                                 213,963      227,691      225,544
      Total noninterest income              5,089,242    5,124,294    1,474,849

Noninterest expense:
 Salaries and employee benefits             6,970,460    6,359,949    7,152,574
 Occupancy expense                            891,291      846,383      862,590
 Equipment expense                            739,223      666,779      693,762
 Data processing expense                      691,738      686,149      642,682
 Amortization of intangible assets            207,638      207,638      226,943
 Losses related to mortgage banking                 0            0      978,513
 Other operating expenses                   2,676,372    3,425,138    2,631,061
      Total noninterest expenses           12,176,722   12,192,036   13,188,125

      Income (loss) before income taxes     2,439,951    2,320,935   (2,938,032)
Provision (benefit) for income taxes          583,735      508,339   (1,659,458)
      Net income (loss)                   $ 1,856,216  $ 1,812,596  $(1,278,574)

                                     -53-

Basic earnings per share:
 Net income (loss)                        $      0.73  $      0.71  $     (0.50)
 Weighted average shares outstanding        2,547,837    2,547,837    2,547,926
Diluted earnings per share:
 Net income (loss)                        $      0.73  $      0.71  $     (0.50)
 Weighted average shares outstanding        2,547,894    2,547,837    2,552,486

         See accompanying notes to consolidated financial statements.

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             for the years ended December 31, 2010, 2009, and 2008

                                                                   Accumulated
                                          Additional                 Other                      Total
                                Common      Paid-In     Retained  Comprehensive  Treasury    Stockholders'
                                 Stock      Capital     Earnings  Income (Loss)   Stock         Equity
Balance at Dec. 31, 2007       $4,293,835 $31,701,533 $17,038,881 $  (466,235) $(26,050,022) $26,517,992
Net Income (loss)                       -           -  (1,278,574)          -             -   (1,278,574)
Comprehensive income (loss):
 Changes in net gain(loss) on
  securities available for sale         -           -           -     374,129             -      374,129
 Changes in net gain(loss) on
  pension plan benefits                 -           -           -    (984,812)            -     (984,812)
Total comprehensive (loss)                                                                    (1,889,257)
Common stock acquired
 through purchase program               -           -           -           -       (63,773)     (63,773)
Cash dividend declared
 $.49 per share                         -           -  (1,248,440)          -             -   (1,248,440)
Balance at Dec. 31, 2008        4,293,835  31,701,533  14,511,867  (1,076,918)  (26,113,795)  23,316,522
Net Income                              -           -   1,812,596           -             -    1,812,596
Comprehensive income (loss):
 Changes in net gain(loss) on
  securities available for sale         -           -           -     (23,267)            -      (23,267)
 Changes in net gain(loss) on
  pension plan benefits                 -           -           -     424,130             -      424,130
Total comprehensive income                                                                     2,213,459
Balance at Dec. 31, 2009        4,293,835  31,701,533  16,324,463    (676,055)  (26,113,795)  25,529,981
Net Income                              -           -   1,856,216           -             -    1,856,216
Comprehensive income (loss):
 Changes in net gain(loss) on
  securities available for sale         -           -           -    (202,142)            -     (202,142)
 Changes in net gain(loss) on
  pension plan benefits                 -           -           -    (153,678)            -     (153,678)
Total comprehensive income                                                                     1,500,396
Cash dividend declared
 $.10 per share                         -           -    (254,784)          -             -     (254,784)
Balance at Dec. 31, 2010       $4,293,835 $31,701,533 $17,925,895 $(1,031,875) $(26,113,795) $26,775,593

         See accompanying notes to consolidated financial statements.





                                     -54-

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             for the years ended December 31, 2010, 2009, and 2008

                                                           2010          2009          2008
Cash flows from operating activities:
 Net income (loss)                                    $  1,856,216  $  1,812,596  $( 1,278,574)
 Adjustments to reconcile net income to
 net cash provided (used) by operating activities:
   Provision for loan losses                               600,000       535,709       825,454
   Provision for foreclosed asset losses                   275,000             0             0
   Depreciation                                            782,739       719,527       758,785
   Net amortization and (accretion) of
    investment securities                                  307,134   (    26,809)  (    88,492)
   Amortization of intangibles                             207,638       207,638       226,943
   Loss on sale/writedown of foreclosed assets             121,021   (       349)  (    12,500)
   Net loss on the impairment of equity securities               0             0     4,104,901
   Net gain on sale of securities                      (   534,973)  (   255,324)            0
   Net gain on disposal of other assets                (    95,874)            0             0
   Funds held related to mortgage banking activities   (   184,678)      796,800   (   164,399)
   Changes in:
     Other assets                                          666,194   (   819,007)  ( 1,221,312)
     Other liabilities                                       1,851        61,630   (   366,726)
     Net cash provided by operating activities           4,002,268     3,032,411     2,784,080

Cash flows from investing activities:
 Proceeds from calls, paydowns, and
  maturities of securities HTM                          10,230,355     5,000,000    77,000,000
 Proceeds from calls, paydowns, and
  maturities of securities AFS                           9,261,755    30,502,563    26,014,709
 Proceeds from sale of securities available for sale    17,856,535     9,849,289             0
 Purchase of securities held to maturity               (32,538,827)  (17,100,452)  (   877,133)
 Purchase of securities available for sale             (19,898,202)  (18,894,586)  (81,459,264)
 Net change in loans                                     1,456,440   (13,733,137)  (31,120,695)
 Expenditures for improvements to other
  real estate owned                                    (   119,120)  ( 1,427,679)            0
 Purchase of premises and equipment                    ( 2,243,328)  ( 2,713,333)  (   251,401)
 Proceeds from sales of other assets                       921,078             0       102,500
     Net cash provided (used) for investing activities (15,073,314)  ( 8,517,335)  (10,591,284)

Cash flows from financing activities:
 Net change in deposits                                  4,100,048    20,890,006   ( 2,251,686)
 Increase (decrease) in federal funds purchased                  0   (   430,000)      430,000
 Payment of short-term debt and short-term
  portion of long-term debt                                      0   ( 5,000,000)  (20,114,286)
 Proceeds from issuance of short-term debt                       0             0    10,000,000
 Proceeds from issuance of long-term debt                        0     6,000,000    10,000,000
 Cash dividends paid                                   (   254,784)  (   178,349)  ( 1,427,335)
 Payment for common treasury stock                               0             0   (    63,773)
     Net cash provided (used) for financing activities   3,845,264    21,281,657   ( 3,427,080)

Increase (decrease) in cash and cash equivalents       ( 7,225,782)   15,796,733   (11,234,284)
Cash and cash equivalents - beginning of year           23,296,417     7,499,684    18,733,968
Cash and cash equivalents - end of year               $ 16,070,635  $ 23,296,417  $  7,499,684

                                     -55-

Cash paid during the year for:
 Income taxes                                         $    572,710  $          0  $          0
 Interest paid                                        $  2,992,228  $  3,746,676  $  5,633,283

         See accompanying notes to consolidated financial statements.

               CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

                                                           2010          2009          2008
NONCASH ITEMS:
 Increase in foreclosed properties and
  decrease in loans                                   $    662,941  $  2,193,311  $    210,673
 Unrealized gain(loss) on securities AFS              $(   306,275) $(    35,212) $    566,821
 Unrealized gain(loss) on pension plan benefits       $(   232,844) $    642,621  $( 1,492,140)
 Net reclass between short and long-term debt         $( 3,000,000) $  5,000,000  $          0

         See accompanying notes to consolidated financial statements.





































                                     -56-

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

A substantial portion of the Corporation's loans are secured by real estate located primarily in Georgia. Accordingly, the ultimate collection of these loans is susceptible to changes in the real estate market conditions of this
market area.                         -57-

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $207,793 at December 31, 2010.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Long-lived assets are evaluated regularly for other-than-temporary impairment. If circumstances suggest that their value may be impaired and the write-down would be material, an assessment of recoverability is performed prior to any write-down of the asset. Impairment on intangibles
                                     -58-

is evaluated at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount should be assessed. Impairment, if any, is recognized through a valuation allowance with a corresponding charge recorded in the income statement.

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

                                     -59-

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of December 31, 2010, the valuation allowance for foreclosed asset losses was $275,000.

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

Retirement Plans

The Corporation and its subsidiaries have post-retirement plans covering substantially all employees. The Corporation makes annual contributions to the plans in amounts not exceeding the regulatory requirements.

Income Taxes

The Corporation and its subsidiaries file a consolidated income tax return. Each subsidiary computes its income tax expense as if it filed an individual return except that it does not receive any portion of the surtax allocation. Any benefits or disadvantages of the consolidation are absorbed by the parent company. Each subsidiary pays its allocation of federal income taxes to the parent company or receives payment from the parent company to the extent that tax benefits are realized.

The Corporation reports income under Accounting Standards Codification Topic 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities
                                     -60-

using enacted tax rates in effect for the year in which the differences are expected to reverse. Recognition of deferred tax assets is based on management's belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized.

The Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement 109 ("FIN 48"), as of June 30, 2006. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. The adoption had no effect on the Corporation's financial statement for the year ending December 31, 2010.

The Corporation recognizes penalties related to income tax matters in income tax expense. The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax period ending December 31, 2010.

The Internal Revenue Service (IRS) completed an audit of the Corporation's tax returns in May 2010 for periods ending December 31, 2009, 2008, and 2007. Adjustments from the examiner and payments to the IRS approximated $337,000. The result of the audit did not have a material impact on the Corporation's financial statements. Thus, no FIN 48 liability was recorded
for additional tax, interest or penalties.   We are aware of no additional
material uncertain tax positions which would require a FIN 48 liability to be recorded for the current year.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in stockholders' equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation's accumulated other comprehensive income (loss) includes the after tax effect of changes in the net unrealized gain/loss on securities available for sale and the unrealized gain/loss on pension plan benefits. The following table presents the components of accumulated other comprehensive income (loss) as of December 31, 2010 and 2009.

                                                     2010            2009
Unrealized gain (loss) on AFS securities:
                                 Gross          $    583,377     $   889,652
                                   Tax            (  198,348)     (  302,481)
                                   Net               385,029         587,171
Unrealized gain (loss) on pension plan benefits:
                                 Gross            (2,146,824)     (1,913,980)
                                   Tax               729,920         650,754
                                   Net            (1,416,904)     (1,263,226)

  Total accumulated other comprehensive
   income (loss)                                $ (1,031,875)    $(  676,055)


                                     -61-

Trust Department

Trust income is included in the accompanying consolidated financial statements on the cash basis in accordance with established industry practices. Reporting of such fees on the accrual basis would have no material effect on reported income.

Servicing and Origination Fees on Loans

The Corporation from the Bank's subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $322 million in non-recourse commercial mortgages at year-end 2010. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC 860, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2010, 2009, and 2008 were $177,402, $148,478, and $186,301, respectively.

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


                                     -62-

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

On November 9, 2010, the FDIC adopted the final rule that provides temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions (IDIs) in anticipation of the expiration of the TAGP on December 31, 2010. The separate coverage for noninterest-bearing transaction accounts becomes effective on December 31, 2010, and terminates on December 31, 2012. Unlike the TAGP, The Act definition of noninterest-bearing transaction accounts does not include either low-interest Negotiable Order of Withdrawal (NOW) accounts or Interest on Lawyer Trust Accounts (IOLTAs). The final rule includes notice and disclosure requirements that IDIs must implement by December 31, 2010.

Recent Accounting Pronouncements

The Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") was effective for the Corporation's financial statements for periods ending after September 15, 2009. On July 1, 2009, the ASC became the single source of authoritative non-governmental U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and did not have a material impact on our financial position or results of operations.

In January 2011, the FASB issued Accounting Standards Update ("ASU") 2011-01 which temporarily defers the effective date in ASU 2010-20 for disclosure about troubled debt restructuring by creditors to coincide with the
                                     -63-

effective date of the proposed guidance clarifying what constitutes a troubled debt restructuring. The adoption of this disclosure-only guidance is not expected to have an effect on the Corporation's financial statements.

In December 2010, the FASB issued ASU 2010-29 "Business Combinations (Topic
805)-Disclosures of Supplementary Pro Forma Information for Business Combinations." The amendments in this update affect any public entity as defined in Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after December 15, 2010. The Corporation did not have any material business combination(s) for the periods presented. The adoption of this update did not have an effect on the Corporation's financial statements.

In December 2010, the FASB issued ASU 2010-28 "Intangibles - Goodwill and Other (Topic 350)-When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts." The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Corporation does not have any reporting units with zero or negative carrying amounts, therefore the adoption of this update did not have an effect on the Corporation's financial statements.

In July 2010, the FASB issued ASU 2010-20 "Receivables (Topic 310)- Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which added disclosure requirements concerning the credit quality of an entity's allowance for loan losses and financing receivables. The new disclosures that relate to information as of the end of the reporting period is effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods is effective January 1, 2011.Management has determined the adoption of the guidance will not have a material effect on the Corporation's financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, "Subsequent Events (Topic
855): Amendments to Certain Recognition and Disclosure Requirements." ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC's reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events. ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Corporation's consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, "Accounting for Various Topics
- Technical Corrections to SEC Paragraphs." ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap,
                                     -64-

issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Corporation's consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, "Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements." ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers' disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the new guidance did not have a material impact on the Corporation's consolidated financial statements.

In April 2009, the FASB issued ASC Topic 820 "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" which provides guidance in determining fair values when there is no active market or where the price inputs being used represent distressed sales. ASC 820 reaffirms the objective of fair value measurement to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reiterates the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. If it is determined that a transaction is not orderly, a reporting entity should place little, if any, weight on that transaction price when estimating fair value. The guidance in the ASC is effective for interim and annual periods ending after September 15, 2009 with early adoption permitted. The adoption of ASC 820 did not have an impact on our financial position or results of operation.

In April 2009, FASB issued ASC Topic "Investments - Debt and Equity Securities Recognition and Presentation of Other-Than-Temporary Impairments" which amends the other-than-temporary impairment guidance under GAAP for debt securities to make the guidance more operational and improve the presentation and disclosure in the financial statements. ASC 320 maintains the SEC staff's previous views related to equity securities. It also amends Topic 5.M. to exclude debt securities from its scope. ASC 320 interpretive responded that the phrase "Other-than-temporary" for equity securities classified as available for sale in FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments," should not be interpreted to mean "permanent." Prior to issuance of this ASC, if a debt security was impaired and an entity had the ability and intent to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value, then the impairment loss was not recognized in earnings. The guidance of this ASC indicates that if an entity does not intend to sell an impaired debt security that the entity should assess whether it is more likely than not that it will be required to sell the security before recovery. If the entity more likely than not will be required to sell the security before recovery, an other-than-temporary impairment has occurred that would be recognized in earnings. If an entity
                                     -65-

more likely than not will not be required to sell the debt security, but does not expect to recover its cost, the entity should determine whether a credit loss exists, and if so, the credit loss should be recognized in earnings and the remaining impairment should be recognized in other comprehensive income. The guidance in the ASC is effective for interim and annual periods ending after September 15, 2009, with early adoption permitted. The adoption of ASC 320 did not have an impact on our financial position or results of operation.

In April 2009, the FASB issued ASC Topic 825 "Disclosures about Fair Value of Financial Instruments." Prior to issuing this ASC, fair values for financial assets and liabilities were only disclosed once a year. The ASC now requires disclosures of these fair values on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The guidance in the ASC became effective for interim and annual periods ending after September 15, 2009, with early adoption permitted. The adoption of ASC 825 did not have an impact on our financial position or results of operation.

In December 2008, the FASB issued ASC Topic 715, "Compensation - Retirement Benefits" which amends SFAS No. 132(R), "Employers' Disclosures about Pensions and Other Postretirement Benefits - An Amendment of FASB Statements No. 87, 88, and 106" to require more detailed disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment strategies; major categories of plan assets; concentrations of risk within plan assets; inputs and valuation techniques used to measure the fair value of plan assets; and the effect of fair-value measurements using significant unobservable inputs on changes in plan assets for the period. ASC 715 is effective for fiscal years ending after December 15, 2009, with earlier application permitted. The adoption of this standard did not have and impact on our financial position or results of operations.

2.  INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management's intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:



Securities Available For Sale:

                                         Amortized  Unrealized  Unrealized   Estimated
December 31, 2010                          Cost       Gains       Losses     Fair Value
U.S. Government Treasury securities    $11,061,282  $        0  $  427,752  $10,633,530
State and municipal securities           5,655,242     190,509           0    5,845,751
Residential mortgage-backed securities  37,423,357   1,090,228     114,746   38,398,839
   Total debt securities AFS            54,139,881   1,280,737     542,498   54,878,120
Equity securities                          222,664           0     154,863       67,801

   Total securities AFS                $54,362,545  $1,280,737  $  697,361  $54,945,921


                                     -66-

                                         Amortized  Unrealized  Unrealized   Estimated
December 31, 2009                          Cost       Gains       Losses     Fair Value

State and municipal securities         $ 5,658,609  $  286,208  $        0  $ 5,944,817
Residential mortgage-backed securities  49,004,308   1,178,765     142,534   50,040,539
Corporate notes                          6,220,813     113,275     456,901    5,877,187
Equity securities                          234,664           0      89,163      145,501

   Total securities AFS                $61,118,394  $1,578,248  $  688,598  $62,008,044

Securities Held to Maturity:

                                         Amortized  Unrealized  Unrealized   Estimated
December 31, 2010                          Cost       Gains       Losses     Fair Value
U.S. Government Agency securities      $ 6,999,651  $   13,189  $    5,080  $ 7,007,760
State and municipal securities          17,682,419     252,077     138,934   17,795,562
Residential mortgage-backed securities  21,573,376     276,011      82,513   21,766,874

   Total securities HTM                $46,255,446  $  541,277  $  226,527  $46,570,196

                                         Amortized  Unrealized  Unrealized   Estimated
December 31, 2009                          Cost       Gains       Losses     Fair Value

U.S. Government Agency securities      $   998,003  $   39,497  $        0  $ 1,037,500
State and municipal securities           9,003,644     198,009      40,896    9,160,757
Residential mortgage-backed securities  14,193,730           0     214,594   13,979,136

   Total securities HTM                $24,195,377  $  237,506  $  255,490  $24,177,393

At December 31, 2010, securities with a carrying value of $48,848,556 and a market value of $50,021,511 were pledged as collateral for public deposits, Federal Home Loan Bank Advances and other purposes as required by law. Of these amounts, approximately $8,000,000 was overpledged and could be released if necessary for liquidity needs. At December 31, 2009, securities with a carrying value of $41,314,406 and a market value of $42,148,819 were pledged for public deposits. In 2010, we pledged a combination of securities and 1-4 family mortgage loans to secure Federal Home Loan Bank advances. We only pledged 1-4 family mortgage loans in 2009. The Federal Home Loan Bank requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2010, this stock investment was $1,649,900.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation's stockholders' equity at December 31, 2010.

The amortized cost and estimated fair value of securities at December 31, 2010, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.




                                     -67-

                                  Amortized      Estimated
Available for Sale:                  Cost        Fair Value
Amounts maturing in:
  One year or less               $  2,100,000  $  2,111,077
  After one through five years      2,884,000     3,059,695
  After five through ten years     17,930,126    17,703,426
  After ten years                  31,225,755    32,003,922
     Total debt securities AFS   $ 54,139,881  $ 54,878,120

     Equity securities                222,664        67,801

     Total securities AFS        $ 54,362,545  $ 54,945,921

                                  Amortized      Estimated
Held to Maturity:                    Cost        Fair Value

Amounts maturing in:
  One year or less               $  2,202,331  $  2,209,084
  After one through five years     17,370,642    17,545,679
  After five through ten years      7,295,444     7,331,588
  After ten years                  19,387,029    19,483,845

     Total securities HTM        $ 46,255,446  $ 46,570,196

For the years ended December 31, 2010, 2009, and 2008, proceeds from sales of securities available for sale amounted to $17,856,535, $9,849,289, and $0, respectively. Gross realized gains (losses) amounted to $534,973, $255,324, and $(4,104,901), respectively. The gain in 2010 was due to the sale of $11,634,167 of longer-term residential mortgage-backed securities to shorten the duration of our earning assets. Also, the remaining $6,222,368 of corporate notes were sold in 2010 to reduce credit risk in the portfolio.
 The gain in 2009 was mainly due to selling a portion of our longer-term residential mortgage-backed securities, and the loss during 2008 was due to the impairment of equity securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:
















                                     -68-

December 31, 2010                     Less Than Twelve Months  Twelve Months or More
                                         Gross                  Gross
                                       Unrealized    Fair     Unrealized   Fair
                                         Losses      Value      Losses     Value
Securities Available for Sale
Temporarily impaired debt securities:
  U.S. Government Treasury securities    $427,752 $10,633,530  $      0  $        0
  State and municipal securities                0           0         0           0
  Residential mortgage-backed securities  114,746   6,443,200         0           0
    Total debt securities AFS             542,498  17,076,730         0           0
Temporarily impaired equity securities          0           0    12,208          57
Other-than-temporarily impaired
 equity securities                              0           0   142,655      67,744
    Total securities available for sale  $542,498 $17,076,730  $154,863  $   67,801

Securities Held to Maturity
Temporarily impaired debt securities:
  U.S. Government Agency                 $  5,080 $ 1,994,920  $      0  $        0
  State and municipal securities          138,934   6,795,789         0           0
  Residential mortgage-backed securities   82,513   3,819,645         0           0
    Total securities held to maturity    $226,527 $12,610,354  $      0  $        0

December 31, 2009                     Less Than Twelve Months  Twelve Months or More
                                         Gross                  Gross
                                       Unrealized    Fair     Unrealized   Fair
                                         Losses      Value      Losses     Value
Securities Available for Sale
Temporarily impaired debt securities:
  U.S. Government Agency                 $      0 $         0  $      0  $        0
  State and municipal securities                0           0         0           0
  Residential mortgage-backed securities  142,534  13,564,481         0           0
  Corporate notes                               0           0   456,901   2,758,627
    Total debt securities AFS             142,534  13,564,481   456,901   2,758,627
Temporarily impaired equity securities          0           0     9,544      14,721
Other-than-temporarily impaired
 equity securities                              0           0    79,619     130,780
Total securities available for sale      $142,534 $13,564,481  $546,064  $2,904,128

Securities Held to Maturity
Temporarily impaired debt securities:
  State and municipal securities         $ 13,022 $ 1,784,816  $ 27,874  $  557,125
  Residential mortgage-backed securities  214,594  13,979,136         0           0
    Total securities held to maturity    $227,616 $15,763,952  $ 27,874  $  557,125

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in
fair value.                          -69-

As of December 31, 2010, the Corporation's other-than-temporarily impaired equity securities were two issues of Fannie Mae and Freddie Mac preferred stock of $210,399 of amortized cost, unrealized loss of $142,655 recognized in accumulated other comprehensive income and fair value of $67,744. Also, as of December 31, 2009, these same two issues of Fannie Mae and Freddie Mac preferred stock were deemed other-than-temporarily impaired. Previously in 2008, the Corporation took a charge against earnings of $4,104,901 for the impairment of these preferred stock issues.

At December 31, 2010, the debt securities with unrealized losses have depreciated 2.5% from the Corporation's amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

3.  LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation's loan portfolio at December 31, 2010 and 2009 was as follows:

                                                    2010            2009
Commercial, financial and agricultural loans  $  27,851,844   $  25,731,119
Real estate:
  Construction loans                             16,900,325      15,597,473
  Commercial mortgage loans                      47,649,217      50,337,020
  Residential loans                              51,609,504      51,313,706
  Agricultural loans                              8,428,009       7,225,105
Deposit account overdrafts                          127,189          86,257
Consumer loans                                    5,192,416       9,969,346
       Loans Outstanding                        157,758,504     160,260,026

Unearned discount                              (     25,874)   (     29,773)
Allowance for loan losses                      (  2,754,614)   (  2,532,856)
       Net loans                              $ 154,978,016   $ 157,697,397

The Corporation's only significant concentration of credit at December 31, 2010, occurred in real estate loans which totaled approximately $125 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At December 31, 2010, $22,329,118 loans were pledged in this capacity.

Appraisal Policy

When a loan is first identified as a problem loan, the appraisal is reviewed to determine if the appraised value is still appropriate for the collateral. For the duration that a loan is considered a problem loan, the appraised
                                     -70-

value of the collateral is monitored on a quarterly basis. If significant changes occur in market conditions or in the condition of the collateral, a new appraisal will be obtained.

Nonaccrual Policy

The Corporation does not accrue interest on any loan (1) that is maintained on a cash basis due to the deteriorated financial condition of the borrower,
(2) for which payment in full of principal or interest is not expected, or
(3) upon which principal or interest has been past due for ninety days or more unless the loan is well secured and in the process of collection.

A loan subsequently placed on nonaccrual status may be returned to accrual status if (1) all past due interest and principal is paid with expectations of any remaining contractual principal and interest being repaid or (2) the loan becomes well secured and in the process of collection.

Loans placed on nonaccrual status amounted to $186,331 and $1,521,319 at December 31, 2010 and 2009, respectively. There were no past due loans over ninety days and still accruing at December 31, 2010 or 2009. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $4,365 and $116,781 as of year-end 2010 and 2009, respectively. In 2010, a settlement was made of a $1,282,905 loan placed on interest nonaccrual in 2009.

The following table presents an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

                                              Age Analysis of Past Due Loans
                                                 As of December 31, 2010

                               30-89   Greater    Total
                                Days   than 90   Past Due Nonaccrual    Current       Total
                              Past Due   Days     Loans     Loans        Loans        Loans

Commercial, financial and
 agricultural loans         $  884,206 $     0 $  884,206  $ 50,134  $ 26,917,504 $ 27,851,844
Real estate:
  Construction loans           630,574       0    630,574   132,600    16,137,151   16,900,325
  Commercial mortgage loans    539,006       0    539,006         0    47,110,211   47,649,217
  Residential loans            750,474       0    750,474         0    50,859,030   51,609,504
  Agricultural loans            42,977       0     42,977         0     8,385,032    8,428,009
Consumer & other loans         163,448       0    163,448     3,597     5,152,560    5,319,605

     Total loans            $3,010,685 $     0 $3,010,685  $186,331  $154,561,488 $157,758,504

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in
                                     -71-

determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan's effective interest rate, the loan's obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

At December 31, 2010 and 2009, impaired loans amounted to $4,083,365 and $1,756,997 respectively. Included in the allowance for loan losses was $0 related to impaired loans at December 31, 2010 and 2009. All of the Corporation's impaired loans were partially charged-off to their fair value determined primarily using the loans' collateral fair value. Therefore, no reserve amount was recorded in the allowance for loan losses for these impaired loans as of December 31, 2010 and 2009.

For the years ended December 31, 2010, 2009, and 2008, the average recorded investment in impaired loans was $21,552, $464,075 and $1,244,833, respectively. Interest income was recognized for cash payments received on loans while they were impaired of $0, $7,853 and $0 for 2010, 2009, and 2008, respectively.

The following table presents impaired loans, segregated by class of loans as of December 31, 2010:

                                        Recorded
                              Unpaid   Investment              Average
                             Principal    with      Related    Recorded
                              Balance   Allowance  Allowance  Investment
Commercial, financial and
 agricultural loans         $        0 $        0   $      0   $   8,219
Real estate:
  Construction loans                 0          0          0           0
  Commercial mortgage loans  4,083,365  4,083,365          0      11,188
  Residential loans                  0          0          0           0
  Agricultural loans                 0          0          0           0
Consumer & other loans               0          0          0       2,145

     Total loans            $4,083,365 $4,083,365   $      0   $  21,552


Credit Risk Monitoring and Loan Grading

The Corporation employs several means to monitor the risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical loss experience and economic conditions.

                                     -72-

Loans are subject to an internal risk grading system which indicates the risk and acceptability of that loan. The loan grades used by the Corporation are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions.

The general characteristics of the risk grades are as follows:

Grade 1 - Exceptional - Loans graded 1 are characterized as having a very high credit quality, exhibit minimum risk to the Corporation and have low administrative cost. These loans are usually secured by highly liquid and marketable collateral and a strong primary and secondary source of repayment is available.

Grade 2 - Above Average - Loans graded 2 are basically sound credits secured by sound assets and/or backed by the financial strength of borrowers of integrity with a history of satisfactory payments of credit obligations.

Grade 3 - Acceptable - Loans graded 3 are secured by sound assets of sufficient value and/or supported by the sufficient financial strength of the borrower. The borrower will have experience in their business area or employed a reasonable amount of time at their current employment. The borrower will have a sound primary source of repayment, and preferably a secondary source, which will allow repayment in a prompt and reasonable period of time.

Grade 4 - Fair - Loans graded 4 are those which exhibit some weakness or downward trend in financial condition and although the repayment history is satisfactory, it requires supervision by bank personnel. The borrower may have little experience in their business area or employed only a short amount of time at their current employment. The loan may be secured by good collateral; however, it may require close supervision as to value and/or quality and may not have sufficient liquidation value to completely cover the loan.

Grade 5 - Other Assets Especially Mentioned - Loans graded 5 contain a discernible weakness; however, the weakness is not sufficiently pronounced so as to cause concern for the possible loss of interest or principal. Loans in this grade are considered to have greater than normal credit risk and are not adequately supported by sufficient readily marketable collateral, financial statements reflecting adequate financial strength and/or earnings and/or a totally satisfactory record of repayment by the borrower.

Grade 6 - Substandard - Loans graded 6 contain clearly pronounced credit weaknesses that are below acceptable credit standards for the Corporation. Such weaknesses may be due to either collateral deficiencies or inherent financial weakness of the borrower, but in either case represents less than acceptable credit risk. Loans in this grade are unsupported by sufficient evidence of the borrower's sound net worth, repayment capacity or acceptable collateral.

Grade 7 - Doubtful - Loans graded 7 have such a pronounced credit weaknesses that the Corporation is clearly exposed to a significant degree of potential loss of principal or interest. Theses loan generally have a defined weakness which jeopardizes the ultimate repayment of the debt.


                                     -73-

Grade 8 - Loss - Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of December 31, 2010, all Grade 8 loans have been charged-off.

The following table presents internal loan grading by class of loans as of December 31, 2010:

                                  1          2          3            4

Commercial, financial and
 agricultural loans        $   639,037 $  233,676 $ 23,381,333 $  2,588,046
Real estate:
  Construction loans                 0  1,219,334    6,279,010    1,736,377
  Commercial mortgage loans          0     15,452   26,141,530   15,585,436
  Residential loans             31,302    201,392   41,660,063    6,381,326
  Agricultural loans                 0  1,543,230    4,205,128      600,511
Consumer & other loans         597,814     26,170    4,192,218      302,817

    Total loans            $ 1,268,153 $3,239,254 $105,859,282 $ 27,194,513

                                  5          6          7         Total

Commercial, financial and
 agricultural loans        $   540,327 $  469,425 $          0 $ 27,851,844
Real estate:
  Construction loans         7,389,772    275,832            0   16,900,325
  Commercial mortgage loans  1,079,662  4,827,137            0   47,649,217
  Residential loans          1,542,667  1,717,434       75,320   51,609,504
  Agricultural loans           124,610  1,954,530            0    8,428,009
Consumer & other loans         141,612     52,092        6,882    5,319,605

    Total loans            $10,818,650 $9,296,450 $     82,202 $157,758,504

Allowance for Loan Losses Methodology

The allowance for loan losses (ALLL) is determined by a calculation based on segmenting the loans into the following categories: (1) impaired loans and nonaccrual loans, (2) loans with a credit risk rating of 5, 6, 7 or 8, (3) other outstanding loans, and (4) other commitments to lend. In addition, unallocated general reserves are estimated based on migration and economic analysis of the loan portfolio.

The ALLL is calculated by the addition of the estimated loss derived from each of the above categories. The impaired loans and nonaccrual loans over $50,000 are analyzed on an individual basis to determine if the future collateral value is sufficient to support the outstanding debt of the loan. If an estimated loss is calculated, it is included in the estimated ALLL until it is charged to the loan loss reserve. The calculation for loan risk graded 5, 6, 7, or 8, other outstanding loans and other commitments to lend is based on assigning an estimated loss factor based on a twelve quarter rolling historical net loss rate. The estimated requirement for unallocated general reserves from migration and economic analysis is determined by considering (1) trends in asset quality, (2) level and trends in charge-off
                                     -74-

experience, (3) macro economic trends and conditions, (4) micro economic trends and conditions and (5) risk profile of lending activities. Within each of these categories, a high risk factor percentage and a low risk factor percentage from a rating of excessive, high, moderate or low will be determined by management and applied to the loan portfolio. This results in a high and low range of the estimated reserves required. By adding the estimated high and low value from the migration and economic analysis to the estimated reserve from the loan portfolio, a high and low range of total estimated loss reserves is obtained. This amount is then compared to the actual amount in the loan loss reserve.


The calculation of ALLL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

Changes in the allowance for loan losses are as follows:

                                        2010         2009         2008
Balance, January 1                  $ 2,532,856  $ 2,375,713  $ 2,399,115
Provision charged to operations         600,000      535,709      825,454
Loans charged off                    (  682,485)  (  427,841)  (  873,115)
Recoveries                              304,243       49,275       24,259

Balance, December 31                $ 2,754,614  $ 2,532,856  $ 2,375,713

The following table details activity in the ALLL by class of loans for the year ended December 31, 2010. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

                        Commercial,
                         Financial, Construction Commercial Residential Agricultural Consumer
                            and         Real       Real        Real        Real        and
                       Agricultural    Estate     Estate      Estate      Estate      Other      Total
Allowance for loan losses:
Beginning balance      $   122,844 $ 1,283,398 $   630,681 $   277,601  $        0 $  218,332 $  2,532,856

Charge-offs                 91,642      30,312     416,635      52,773           0     91,123      682,485
Recoveries                 263,399           0           0           0           0     40,844      304,243
Net charge-offs           (171,757)     30,312     416,635      52,773           0     50,279      378,242
Provisions charged to
 operations               (160,965)    142,636     471,948      77,074           0     69,307      600,000
Balance at end of year     133,636   1,395,722     685,994     301,902           0    237,360    2,754,614

Ending balances:
Individually evaluated
for impairment                   0           0           0           0           0          0            0
Collectively evaluated
for impairment             133,636   1,395,722     685,994     301,902           0    237,360    2,754,614
Balance at end of year     133,636   1,395,722     685,994     301,902           0    237,360    2,754,614

Loans - Ending balances:
Individually evaluated
for impairment             352,591   6,637,983   9,127,008   1,452,726   1,954,531          0   19,524,839
Collectively evaluated
for impairment          27,499,253  10,262,342  38,522,209  50,156,778   6,473,478  5,319,605  138,233,665
Balance at end of year $27,851,844 $16,900,325 $47,649,217 $51,609,504  $8,428,009 $5,319,605 $157,758,504

The following table is a summary of amounts included in the ALLL for the impaired loans with specific reserves and the recorded balance of the related loans.

                                              Year Ended December 31,
                                           2010         2009         2008
Allowance for loss on impaired loans   $         0  $         0  $         0
Recorded balance of impaired loans     $ 4,083,365  $ 1,756,997  $ 2,428,095

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $662,941, $2,193,311 and $210,673 million for the years ended December 31, 2010, 2009, and 2008, respectively.

4.  PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2010 and 2009 are as follows:

                                     2010            2009
Land                            $  2,866,634    $  2,866,634
Building                           9,872,214       7,922,977
Furniture and equipment            7,628,479       6,698,338
Construction in process                    0         727,578
                                  20,367,327      18,215,527
Less accumulated depreciation    (11,145,986)    (10,438,447)

       Total                    $  9,221,341    $  7,777,080

Depreciation of premises and equipment was $782,739, $719,527, and $758,785 in 2010, 2009, and 2008, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, Summary of Significant Accounting Policies.

In June of 2010, we opened our new full-service banking center in Valdosta, Georgia.

5.  INTANGIBLE ASSETS

The following table lists the Corporation's intangible assets at December 31, 2010 and 2009. Core deposit premiums have 3-4 years of remaining amortization, and accounts receivables have 2-3 years remaining amortization.

                                      2010         2009
Amortizing intangible assets
   Core deposit premiums         $  573,046    $  754,788
   Accounts receivable               67,830        93,726

   Total intangible assets       $  640,876    $  848,514

The intangible assets' carrying amount, accumulated amortization and amortization expense for December 31, 2010 and the five succeeding fiscal years are as follows:

                                2010       2011       2012       2013       2014       2015
Amortizing intangible assets
 Core deposit premiums
    Gross carrying amount    $1,892,540 $1,892,540 $1,892,540 $1,892,540 $1,892,540 $1,892,540
    Accumulated amortization  1,319,494  1,501,236  1,682,978  1,864,720  1,892,540  1,892,540
    Net carrying amount         573,046    391,304    209,562     27,820          0          0

    Amortization expense        181,742    181,742    181,742    181,742     27,820          0

 Accounts receivable
    Gross carrying amount       388,447    388,447    388,447    388,447    388,447    388,447
    Accumulated amortization    320,617    346,513    368,628    386,961    388,447    388,447
    Net carrying amount          67,830     41,934     19,819      1,486          0          0

    Amortization expense         25,896     25,896     22,115     18,333      1,486          0

Total intangible assets
    Gross carrying amount     2,280,987  2,280,987  2,280,987  2,280,987  2,280,987  2,280,987
    Accumulated amortization  1,640,111  1,847,749  2,051,606  2,251,681  2,280,987  2,280,987
    Net carrying amount         640,876    433,238    229,381     29,306          0          0

    Amortization expense     $  207,638 $  207,638 $  203,857 $  200,075 $   29,306 $        0

6.  DEPOSITS

At December 31, 2010, the scheduled maturities of certificates of deposit are as follows:

                          Amount
2011                  $  82,439,489
2012                     14,130,809
2013                      1,151,115
2014                        559,954
2015 and thereafter          49,789
       Total          $  98,331,156

The amount of overdraft deposits reclassified as loans were $127,180 and $86,687 for the years ended December 31, 2010 and 2009, respectively.

7.  SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2010, the Corporation did not have any federal funds purchased. The Corporation had approximately $65,500,000 in unused federal funds accommodations at year-end 2010. Other short-term borrowed funds consist of Federal Home Loan Bank advances of $2,000,000 with interest at 1.57% as of December 31, 2010 and $5,000,000 with interest at 2.78% as of December 31, 2009. The Corporation maintains a line of credit with the Federal Reserve Bank's Discount Window. The maximum amount that can be borrowed is dependent upon the amount of unpledged securities held by the Corporation as the amount of borrowings must be fully secured.
                                     -78-

Information concerning federal funds purchased and Federal Home Loan Bank short-term advances are summarized as follows:

                                               2010          2009
Average balance during the year            $ 4,336,986   $ 5,455,334
Average interest rate during the year             2.54%         3.12%
Maximum month-end balance during the year  $ 7,000,000   $15,000,000

8.  LONG-TERM DEBT

Long-term debt at December 31, 2010 and 2009 consisted of the following:

                                                         2010          2009
Advance from Federal Home Loan Bank with a 1.57%
 fixed rate of interest maturing July 25, 2011.
 (transferred to short-term borrowings)              $         0   $ 2,000,000

Advance from Federal Home Loan Bank with a 2.23%
 fixed rate of interest maturing July 30, 2012.        2,000,000     2,000,000

Advance from Federal Home Loan Bank with a 2.79%
 fixed rate of interest maturing July 29, 2013.        2,000,000     2,000,000

Advance from Federal Home Loan Bank with a 3.85%
 fixed rate of interest maturing April 30, 2014.      10,000,000    10,000,000

Advance from Federal Home Loan Bank with a 3.39%
 fixed rate of  interest maturing August 20, 2018.
 (convertible to a variable rate at  option of
 Federal Home Loan Bank on August 22, 2011).           5,000,000     5,000,000

Advance from Federal Home Loan Bank with a 2.78%
 fixed rate of interest maturing September 10, 2018.
 (convertible to a variable rate at quarterly
 options of Federal Home Loan  Bank). (transferred
 from short-term borrowings after the first
 convertible date)                                     5,000,000             0

Total long-term debt                                 $24,000,000   $21,000,000

The advances from Federal Home Loan Bank are collateralized by the pledging a combination of 1-4 family residential mortgages and investment securities. At December 31, 2010, 1-4 family residential mortgage loans with a lendable collateral value of $22,329,118 and investment securities with a carrying value of $3,882,357 were pledged to secure these advances. In 2009, the advances were secured by 1-4 family residential mortgage loans only with a lendable collateral value of $30,736,243. At December 31, 2010, the Corporation had approximately $51,490,000 of unused lines of credit with the Federal Home Loan Bank.

The following are maturities of long-term debt for the next five years. At December 31, 2010, there was no floating rate long-term debt; however, two of these advances have convertible call features. Two advances totaling
                                     -79-

$10,000,000 have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Bank intends to pay off these advances at the conversion dates. The Bank has the ability to hold this debt until conversion and the means of repayment.

Due in:                Fixed Rate
                         Amount
 2011                 $         0
 2012                   2,000,000
 2013                   2,000,000
 2014                  10,000,000
 2015                           0
 Later Years           10,000,000

Total long-term debt  $24,000,000

9.  EMPLOYEE BENEFITS AND RETIREMENT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2010, 2009, and 2008 is presented below.

                                                   2010         2009         2008
Change in Benefit Obligation
Benefit obligation at beginning of year        $12,248,849  $12,180,640  $12,112,843
Service cost                                             0            0            0
Interest cost                                      718,393      712,894      719,314
Amendments                                               0            0            0
Benefits paid                                     (784,304)    (769,841)    (719,618)
Other - net                                        452,323      125,156       68,101
Benefit obligation at end of year              $12,635,261  $12,248,849  $12,180,640


Change in Plan Assets
Fair value of plan assets at beginning of year $10,334,869  $ 9,624,039  $11,048,382
Actual return on plan assets                       532,872    1,230,671   (1,250,812)
Employer contribution                              405,000      250,000      546,087
Benefits paid                                     (784,304)    (769,841)    (719,618)
Fair value of plan assets at end of year       $10,488,437  $10,334,869  $ 9,624,039






                                     -80-

                                                   2010         2009         2008

Funded status                                  $(2,146,824) $(1,913,980) $(2,556,601)
Unrecognized net actuarial (gain)/loss                   0            0            0
Unrecognized prior service cost                          0            0            0
Pension liability included
 in other liabilities                          $(2,146,824) $(1,913,980) $(2,556,601)

Accumulated benefit obligation                 $12,635,261  $12,248,849  $12,180,640

Amount recognized in consolidated
 balance sheet consist of the following:           2010         2009         2008

Accrued Pension                                $ 2,146,824  $ 1,913,980  $ 2,556,601

Deferred tax assets                            $   729,920  $   650,754  $   869,245
Accumulated other comprehensive income           1,416,904    1,263,226    1,687,356
Total                                          $ 2,146,824  $ 1,913,980  $ 2,556,601



Components of Pension Cost                         2010         2009         2008
Service cost                                   $         0  $         0  $         0
Interest cost on benefit obligation                718,393      712,894      719,314
Expected return on plan assets                    (801,070)    (744,127)    (859,318)
Other - net                                        281,630      373,001      135,169
   Net periodic pension cost                   $   198,953  $   341,768  $    (4,835)

Other changes in plan assets and benefit obligations recognized in comprehensive income:

                                                   2010         2009         2008
Net loss (gain)                                $   232,844  $  (642,621) $ 1,492,140
Prior service costs                                      0            0            0
Total recognized in other comprehensive
 income (loss)                                 $   232,844  $  (642,621) $ 1,492,140
Net periodic pension cost                          198,953      341,768       (4,835)
   Total recognized in net periodic pension
   cost and other comprehensive income (loss)  $   431,797  $  (300,853) $ 1,487,305

In years 2009 and 2008, the years after adopting ASC 960, "Employer's Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans," and freezing its pension retirement plan, the Corporation recorded an additional accrued liability of $232,844 in 2010 and reduced the accrued pension liability by $642,621 in 2009. Also, changes were made to other comprehensive income (loss) of $(153,677) for 2010 and $424,130 for 2009 on a pre-tax basis. During 2010, the fair value of the plan assets increased $153,568.

At December 31, 2010, the plan assets included cash and cash equivalents, U.S. Treasury bonds and notes, U.S. Government Agency securities, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2010 and 2009 respectively were:

                                       2010       2009
Weighted-Average Assumptions
    As of December 31
Discount rate                          5.75%      6.00%
Rate of compensation increase           N/A        N/A

For the years ended December 31, 2010, 2009, and 2008, the assumptions used to determine net periodic pension costs are as follows:

                                   2010       2009       2008
Discount rate                      6.00%      6.00%      6.25%
Expected return on plan assets     8.00%      8.00%      8.00%
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

The Corporation's pension plan investment objective is both security and long-term stability, with moderate growth. The investment strategies and policies employed provide for investments, other than "fixed-dollar" investments, to prevent erosion by inflation. Sufficient funds are held in a liquid nature (money market, short-term securities) to allow for the payment of plan benefits and expenses, without subjecting the funds to loss upon liquidation. In an effort to provide a higher return with lower risk, the fund assets are allocated between stocks, fixed income securities, and cash equivalents. All plan investments and transactions are in compliance with ERISA and any other law applicable to employee benefit plans. The targeted investment portfolio is allocated up to 30% in equities, 50% to 90% in fixed-income investments, and up to 20% in cash equivalents investments. All the Corporation's equity investments are in mutual funds with a Morningstar rating of 3 or higher, have at least $300 million in investments, and have been in existence 5 years or more. Fixed income securities include issues of the U.S. Government and its agencies and corporate notes. Any corporate note purchased has a rating (by Standard & Poor's or Moody's) of "A" or better. The average maturity of the fixed income portion of the portfolio does not exceed 10 years.

Pension Asset Allocation and Fair Value Measurement as of December 31

                                                 2010                          2009
                                     Fair Value   Level 1    %     Fair Value   Level 1    %
Investment at fair value as
 determined by quoted market price:
    Equity                          $ 2,829,460 $ 2,829,460  27%  $ 2,515,661 $ 2,515,661  24%
    Fixed income                              0           0   -     2,722,899   2,722,899  26%
       Total                        $ 2,829,460 $ 2,829,460  27%  $ 5,238,560 $ 5,238,560  50%

Investment as estimated fair value:
    Certificates of deposit         $ 4,650,000 $ 4,650,000  44%  $ 3,050,000 $ 3,050,000  30%
    Cash and cash equivalent          3,008,977   3,008,977  29%    2,046,309   2,046,309  20%
       Total                        $ 7,658,977 $ 7,658,977  73%  $ 5,096,309 $ 5,096,309  50%

       Total                        $10,488,437 $10,488,437 100%  $10,334,869 $10,334,869 100%

All of the pension plan's investments were reported as level 1 assets and received level 1 fair value measurement.

Under ASC 820, Fair Value Measurements, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy consists of three broad levels: Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and have the highest priority, and Level 3 inputs have the lowest priority. These levels are:

Level 1 - The fair values of mutual funds, preferred stock, corporate notes, and U.S. Government securities were based on quoted market prices. Money market funds and certificates of deposit were reported at fair value.

Level 2 - Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that were not active, and model-based valuation techniques for which all significant assumptions were observable in the market.

Level 3 - Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Estimated Contributions

The Corporation expects to contribute $500,000 to its pension plan in 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2011                $   902,000
2012                    946,000
2013                    927,000
2014                    963,000
2015                  1,064,000
Years 2016 - 2020   $ 5,055,000

The estimated amortization amounts for the next fiscal year are: Net loss of $306,353, no prior service cost or credit, and no net transition asset or obligation.

Southwest Georgia Bank 401(K) Plan

In place of the Corporation's frozen defined pension retirement plan, the Corporation is offering the employees a 401(K) Plan effective January 1, 2007. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a "safe-harbor" plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. During 2010, the Corporation matched the employee participants for the first four percent of salary contributing $180,091 to the plan and $173,673 in 2009.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (ESOP) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The annual amount of the contribution is determined by taking into consideration the financial conditions, profitability, and fiscal requirements of the Corporation. There were $75,000 of contributions in 2010 and no contributions in 2009. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2010, the ESOP holds 316,232 shares of the Corporation's outstanding common stock. All 304,998 released shares are allocated to the participants. The 11,234 unreleased shares are pledged as collateral for a $101,462 long-term debt incurred from repurchasing participants' shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation's outstanding shares and earnings per share computation.

Directors Deferred Compensation Plan

The Corporation has a voluntary deferred compensation plan for the Board of Directors administered by an insurance company. The plan stipulates that if a director participates in the Plan for four years, the Corporation will pay the director future monthly income for ten years beginning at normal retirement age, and the Corporation will make specified monthly payments to the director's beneficiaries in the event of his or her death prior to the completion of such payments. The plan is funded by life insurance policies
                                     -84-

with the Corporation as the named beneficiary. This plan is closed to new director enrollment and participation.

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $500 monthly of salary or directors' fees and receive corporate common stock with an aggregate value of 1.5 times their contribution. The expense incurred during 2010, 2009, and 2008 on the part of the Corporation totaled $69,800, $71,900, and $74,630, respectively.

Stock Option Plan

Effective March 19, 1997, the Corporation established a Key Individual Stock Option Plan which provides for the issuance of options to key employees and directors of the Corporation. In April 1997, the Plan was approved by the Corporation's shareholders, and was effective for the duration of ten years. In April of 2007, the Plan concluded as related to granting new stock options. Under the Plan, the exercise price of each option equals the market price of the Corporation's stock on the grant date for a term of ten years. All of these stock options are fully vested. The fair value of each stock option grant is estimated on the grant date using an option-pricing model using weighted-average assumptions. The fair value of each option was expensed over its vesting period. A maximum of 196,680 shares of common stock were authorized for issuance with respect to options granted under the Plan. The Plan provided for the grant of incentive stock options and nonqualified stock options to key employees of the Corporation. The Plan is administered by the Personnel Committee of the Board of Directors.

The following table sets forth the number of stock options granted, the average fair value of options granted, and the weighted-average assumptions used to determine the fair value of the stock options granted.

                                              2010     2009     2008
Number of stock options granted                   0        0        0
Average fair value of stock options granted       0        0        0
Number of option shares exercisable          13,880   25,100   37,552
Average price of stock options exercisable  $ 19.08  $ 16.21  $ 15.59

A summary of the status of the Corporation's Plan as of December 31, 2010, 2009 and 2008, and the changes in stock options during the years are presented below:

                                   No. of Shares   Average Price
Outstanding at December 31, 2007     107,165         $  18.02
Granted                                    0                0
Expired                              (69,613)           19.33
Exercised                                  0                0
Outstanding at December 31, 2008      37,552         $  15.59
Granted                                    0                0
Expired                              (12,452)           14.35
Exercised                                  0                0
Outstanding at December 31, 2009      25,100         $  16.21
Granted                                    0                0
Expired                              (11,220)           12.66
Exercised                                  0                0
Outstanding at December 31, 2010      13,880         $  19.08

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2010.

                Outstanding Stock Options       Exercisable Stock Options
                         Weighted
                          Average    Weighted                  Weighted
 Exercise    Number      Remaining    Average       Number      Average
   Price   Outstanding  Contractual  Exercise     Exercisable  Exercise
   Range   at 12/31/10      Life      Price       at 12/31/10   Price
$11 to $12    1,320      1.6 Years   $ 11.93         1,320     $ 11.93
$13 to $14      660      2.0 Years     13.64           660       13.64
$19 to $20    8,600      5.2 Years     19.65         8,600       19.65
$21 to $23    3,300      5.5 Years     21.52         3,300       21.52

$11 to $23   13,880                  $ 19.08        13,880     $ 19.08

Dividend Reinvestment and Share Purchase Plan

In 1997, the Corporation's Board of Directors approved a dividend reinvestment and share purchase plan. Also, the Board amended this plan on September 16, 1998. The purpose of the plan is to provide shareholders of record of the Corporation's common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant's price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE Amex on the dividend payable date or other purchase date. During the years ended December 31, 2010, 2009, and 2008, shares issued through the plan were 3,098, 3,525, and 12,140, respectively, at an average price of $13.55,

$9.08, and $16.43, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

10.  INCOME TAXES

Components of income tax expense for 2010, 2009, and 2008 are as follows:

                              2010        2009         2008
Current expense (benefit)  $ 885,689   $(172,776)  $(   37,033)
Deferred taxes (benefit)    (301,954)    681,115    (1,622,425)

Total income taxes         $ 583,735   $ 508,339   $(1,659,458)

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

                                           2010              2009                2008
                                     Amount      %     Amount      %       Amount      %
Taxes at statutory income tax rate $ 829,584   34.0  $ 789,118   34.0  $(  998,931) (34.0)
Reductions in taxes resulting
 from exempt income                 (258,179) (10.6)  (296,863) (12.8)  (  353,732) (12.0)
Other timing differences              12,330    0.5     16,084    0.7   (  306,795) (10.4)

    Total income taxes             $ 583,735   23.9  $ 508,339   21.9  $(1,659,458) (56.4)

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2010, 2009, and 2008 are summarized as follows:

                                           2010       2009        2008
Nonaccrual loan interest                $(  2,657) $       0  $         0
Foreclosed assets expenses               (115,613)         0            0
Intangible asset amortization            (298,699)         0            0
Bad debt expense in excess of tax        ( 75,398)  ( 53,429)       7,956
Realized impairment (loss) gain
 on equity securities                    ( 65,520)   436,800   (1,641,960)
Nonqualified retirement plan
 contribution / payments                    9,347      9,348        9,348
Deferred compensation                           0    340,000            0
Accretion of discounted bonds              25,943     39,905       34,800
Gain on disposition of discounted bonds  ( 36,213)  ( 27,110)  (   31,017)
Book and tax depreciation difference      256,856   ( 64,399)  (    1,552)

     Total deferred taxes               $(301,954) $ 681,115  $(1,622,425)

                                                        December 31
                                                     2010         2009
Deferred tax assets:
 Nonaccrual loan interest                         $    2,657   $        0
 Foreclosed assets expenses                          115,613            0
 Intangible asset amortization                       298,699            0
 Bad debt expense in excess of tax                   588,811      513,413
 Realized loss on OTTI equity securities           1,270,680    1,205,160
 Nonqualified retirement plan                         (7,228)       2,121
 Pension plan                                        729,920      650,754
Total deferred tax assets                          2,999,152    2,371,448
Deferred tax liabilities:
 Accretion on bonds and gain on discounted bonds      26,009       36,279
 Book and tax depreciation difference                294,809       39,396
 Unrealized gain on securities available for sale    198,349      302,482
Total deferred tax liabilities                       519,167      378,157

Net deferred tax assets                           $2,479,985   $1,993,291

11.  RELATED PARTY TRANSACTIONS

The Employee Stock Ownership Plan and Trust of Southwest Georgia Financial Corporation presently holds 316,232 shares of the Corporation's stock of which 11,234 shares have been pledged. In the normal course of business, the Corporation's banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $3,332,000 and $2,626,000 at December 31, 2010 and 2009, respectively. During 2010, approximately $1,011,000 of such loans were made, and repayments totaled approximately $500,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2010 or 2009. Also, during 2010 and 2009, directors and executive officers had approximately $2,348,000 and $2,508,000, respectively, in deposits with the Bank.

12. COMMITMENTS, CONTINGENT LIABILITIES, AND FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

In the normal course of business, various claims and lawsuits may arise against the Corporation. Management, after reviewing with counsel all actions and proceedings, considers that the aggregate liability or loss, if any, will not be material.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

                                                     Dec. 31, 2010 Dec. 31, 2009
Financial instruments whose contract amounts
represent credit risk:
  Commitments to extend credit                        $ 10,616,046  $ 12,961,316
  Standby letters of credit and financial guarantees  $     10,000  $     10,000

The Corporation's operating leases are comprised of purchase obligations for data processing services, and a rental agreement for our mortgage servicing office in Valdosta, Georgia. We have no capital lease obligations. The following table shows scheduled future cash payments under those obligations as of December 31, 2010.

                              Payments Due by Period
                              Less
                             than 1     1-3      4-5    After 5
                   Total      Year     Years    Years    Years
Operating leases  $ 31,793  $ 25,360  $ 6,433   $   0    $   0

Rental expenses were $12,000, $ 28,812, and $38,442 for the years ended December 31, 2010, 2009, and 2008, respectively.

13.  FAIR VALUE MEASUREMENTS AND DISCLOSURES

Effective January 1, 2008, the Corporation adopted ASC 820, which provides a framework for measuring fair value under generally accepted accounting
                                     -89-

principles. ASC 820 applies to all financial statement elements that are being measured and reported on a fair value basis.

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

Investment Securities Held to Maturity:
Investment securities held to maturity are not recorded at fair value on a recurring basis. For disclosure purposes, fair value measurement is based upon quoted prices, if available.
                                     -90-

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

Assets Recorded at Fair Value on a Recurring Basis:
The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2010.

                                 Level 1     Level 2    Level 3     Total
Investment securities available
   for sale                     $  67,801 $ 54,878,120 $      0 $ 54,945,921

Assets Recorded at Fair Value on a Nonrecurring Basis:
The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period. Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2010.

                                 Level 1     Level 2    Level 3     Total
Foreclosed assets               $       0 $  3,288,121 $      0 $  3,288,121
Impaired loans                          0    4,083,365        0    4,083,365
     Total assets at fair value $       0 $  7,371,486 $      0 $  7,371,486

The carrying amount and estimated fair values of the Corporation's assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2010 and 2009 are as follows:

                               December 31, 2010      December 31, 2009

                              Carrying  Estimated    Carrying  Estimated
                               Amount   Fair Value    Amount    Fair Value

                             (Dollars in thousands) (Dollars in thousands)
Assets:
 Cash and cash equivalents    $ 16,071   $ 16,071    $ 23,296   $ 23,296
 Investment securities
  available for sale            54,946     54,946      62,008     62,008
 Investment securities
  held to maturity              46,255     46,570      24,195     24,177
 Federal Home Loan Bank stock    1,650      1,650       1,650      1,650
 Loans                        $154,978   $153,293    $157,697   $155,579
Liabilities:
 Deposits                     $239,531   $240,009    $235,431   $235,859
 Federal funds purchased             0          0           0          0
 FHLB advances                $ 26,000   $ 27,678    $ 26,000   $ 28,430

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

14.  SUPPLEMENTAL FINANCIAL DATA

Components of other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

                                       Years Ended December 31
                                     2010       2009       2008
Other professional fees            $195,477   $200,662   $316,682
Directors & board committee fees   $195,216   $237,153   $246,152
Legal fees                         $ 99,120   $956,363   $281,580
FDIC insurance assessment          $389,647   $447,579   $ 31,210

15.  STOCKHOLDERS' EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. At December 31, 2010, approximately $915,181 of the Bank's net assets were available for payment of dividends without prior approval from the regulatory authorities.


The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2010, the Bank's reserve requirements were none, due to the Company's deposit reclassification which started in the fourth quarter of 2007.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2010 and 2009, the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank's category. The Corporation's and the Bank's actual capital amounts and ratios as of December 31, 2010 and 2009 are also presented in the table.

As a result of regulatory limitations at December 31, 2010, approximately $24,315,958 of the parent company's investments in net assets of the subsidiary bank of $25,231,139, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation's ratios under the above rules at December 31, 2010 and 2009 are set forth in the following table. The Corporation's leverage ratio at December 31, 2010 was 9.01%.

                                                                           To Be Well
                                                                        Capitalized Under
                                                   For Capital          Prompt Corrective
                                  Actual         Adequacy Purposes      Action Provisions

                             Amount     Ratio     Amount     Ratio      Amount      Ratio
As of December 31, 2010:
 Total capital (to risk-
  weighted assets)         $29,136,097  17.74%  $13,137,564  > 8.00%  $16,421,956  > 10.00%
 Tier I capital (to risk-
  weighted assets)         $27,080,497  16.49%  $ 6,568,782  > 4.00%  $ 9,853,173  >  6.00%
 Leverage (Tier I capital
  to average assets)       $27,080,497   9.01%  $ 9,021,424  > 3.00%  $15,035,707  >  5.00%

As of December 31, 2009:
 Total capital (to risk-
  weighted assets)         $27,418,200  16.15%  $13,586,000  > 8.00%  $16,982,500  > 10.00%
 Tier I capital (to risk-
  weighted assets)         $25,298,678  14.90%  $ 6,793,000  > 4.00%  $10,189,500  >  6.00%
 Leverage (Tier I capital
  to average assets)       $25,298,678   8.83%  $ 8,594,979  > 3.00%  $14,324,964  >  5.00%


16.  PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation's condensed balance sheets as of December 31, 2010 and 2009, and its related condensed statements of operations and cash flows for the years ended are as follows:


                           Condensed Balance Sheets
                       as of December 31, 2010 and 2009
                            (Dollars in thousands)

                                                      2010       2009
ASSETS

Cash                                               $  1,005   $    628
Investment in consolidated wholly-owned bank
  subsidiary, at equity                              25,231     24,123
Investment securities available for sale                  0          3
Loans                                                   101        129
Other assets                                            439        647

       Total assets                                $ 26,776   $ 25,530


LIABILITIES AND STOCKHOLDERS' EQUITY

Dividends payable                                  $      0   $      0
Other liabilities                                         0          0

       Total liabilities                                  0          0

Stockholders' equity:
  Common stock, $1 par value, 5,000,000
   shares authorized, 4,293,835 shares for
   2010 and 2009 issued                               4,294      4,294
  Additional paid-in capital                         31,701     31,701
  Retained earnings                                  17,926     16,325
  Accumulated other comprehensive income            ( 1,031)   (   676)
  Treasury stock, at cost, 1,745,998 for
   2010 and 2009                                    (26,114)   (26,114)

       Total stockholders' equity                    26,776     25,530

       Total liabilities and stockholders' equity  $ 26,776   $ 25,530

                  Condensed Statements of Income and Expense
             for the years ended December 31, 2010, 2009, and 2008
                            (Dollars in thousands)

                                                2010      2009      2008
Income:
  Dividend received from bank subsidiary      $    368  $    577  $  1,374
  Interest income                                    6         7        23
  Other                                             94         0         1

       Total income                                468       584     1,398

Expenses:
  Other                                             94       135       163

Income before income taxes and equity in
  Undistributed income of bank subsidiary          374       449     1,235

Income tax expense (benefit) - allocated from
  consolidated return                          (    20)  (    50)  (    60)

       Income before equity in undistributed
          income of subsidiary                     394       499     1,295

Equity in undistributed income (loss)
 of subsidiary                                   1,462     1,314   ( 2,574)

       Net income (loss)                         1,856     1,813   ( 1,279)

Retained earnings - beginning of year           16,325    14,512    17,039

Cash dividend declared                         (   255)        0   ( 1,248)

Retained earnings - end of year               $ 17,926  $ 16,325  $ 14,512

                      Condensed Statements of Cash Flows
             for the years ended December 31, 2010, 2009, and 2008
                            (Dollars in thousands)

                                                   2010     2009     2008
Cash flow from operating activities:
  Net income (loss)                              $ 1,856  $ 1,813  $(1,279)
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
     Equity (deficit) in undistributed earnings
      of Subsidiary                               (1,462)  (1,314)   2,574
     Changes in:
        Other assets                                 210   (    2)  (   44)
        Other liabilities                              0        0       27

       Net cash provided for operating activities    604      497    1,278

Cash flow from investing activities:
  Net change in loans                                 28   (   54)  (   32)

       Net cash provided (used) for investing
          activities                                  28   (   54)  (   32)

Cash flow from financing activities:
  Cash dividend paid to stockholders              (  255)  (  178)  (1,427)
  Purchase of treasury stock                           0        0   (   64)

       Net cash provided (used) for financing
          activities                              (  255)  (  178)  (1,491)

        Increase (decrease) in cash                  377      265   (  245)

Cash - beginning of year                             628      363      608

Cash - end of year                               $ 1,005  $   628  $   363

17.  EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

                                  Year Ended December 31, 2010

                                            Weighted        Per
                                             Average       Share
                                 Income      Shares       Amount
Basic earnings per share:
  Net income                  $ 1,856,216   2,547,837     $ 0.73
Diluted earnings per share:
  Net income                  $ 1,856,216   2,547,894     $ 0.73


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


                                  Year Ended December 31, 2008

                                            Weighted        Per
                                             Average       Share
                                 Income      Shares       Amount

Basic earnings per share:
  Net income (loss)           $(1,278,574)  2,547,926     $(0.50)
Diluted earnings per share:
  Net income (loss)           $(1,278,574)  2,552,486     $(0.50)

18.  QUARTERLY DATA

                    SOUTHWEST GEORGIA FINANCIAL CORPORATION
                                QUARTERLY DATA
                                  (UNAUDITED)
                            (Dollars in thousands)

                                                    For the Year 2010
                                            Fourth   Third    Second   First
Interest and dividend income               $ 3,180  $ 3,173  $ 3,378  $ 3,285
Interest expense                               653      706      743      787
Net interest income                          2,527    2,467    2,635    2,498
Provision for loan losses                      150      150      150      150
Net interest income after provision
 for loan losses                             2,377    2,317    2,485    2,348
Noninterest income                           1,152    1,012    1,774    1,151
Noninterest expenses                         3,154    3,072    3,013    2,938
Income (loss) before income taxes              375      257    1,246      561
Provision(benefit) for income taxes             71       18      340      154
Net income (loss)                          $   304  $   239  $   906  $   407
Earnings (loss) per share of common stock:
  Basic                                    $   .12  $   .09  $   .36  $   .16
  Diluted                                  $   .12  $   .09  $   .36  $   .16

                                                    For the Year 2009
                                            Fourth   Third    Second   First
Interest and dividend income               $ 3,476  $ 3,403  $ 3,348  $ 3,371
Interest expense                               867      912      909      984
Net interest income                          2,609    2,491    2,439    2,387
Provision for loan losses                      150      140       60      186
Net interest income after provision
 for loan losses                             2,459    2,351    2,379    2,201
Noninterest income                           1,406    1,294    1,207    1,217
Noninterest expenses                         2,828    3,020    3,406    2,937
Income (loss) before income taxes            1,037      625      180      481
Provision(benefit) for income taxes            331      158      (79)     100
Net income (loss)                          $   706  $   467  $   259  $   381
Earnings (loss) per share of common stock:
  Basic                                    $   .28  $   .18  $   .10  $   .15
  Diluted                                  $   .28  $   .18  $   .10  $   .15

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

The Corporation allocates capital and funds used or funds provided for each reportable business segment. Also, each segment is credited or charged for the cost of funds provided or used. These credits and charges are reflected as net intersegment interest income (expense) in the table below. The Corporation does allocate income taxes to the segments. Other revenue represents noninterest income, exclusive of the net gain (loss) on disposition of assets and expenses associated with administrative activities which are not allocated to the segments. Those expenses include audit, compliance, investor relations, marketing, personnel, and other executive or parent company expenditures.

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

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2010, 2009, and 2008, are as follows:
                                    -101-

                                                                Segment Reporting
                                                      For the year ended December 31, 2010
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  7,894      (12)                            2,240                        6   $ 10,128
Net intersegment interest
  income (expense)                2,208        0          6          4      (2,218)
Net Interest Income              10,102      (12)         6          4          22             0          6     10,128

Provision for Loan Losses           600                                                                            600

Noninterest Income (expense)
  external customers              1,609    1,124      1,114        541         604             0         97      5,089
Intersegment noninterest
  income (expense)                    6      (12)         6         38           0           (38)
Total Noninterest Income          1,615    1,112      1,120        579         604           (38)        97      5,089

Noninterest Expenses:
Depreciation                        537       43         22         17          47                      117        783
Amortization of intangibles         182        0          8         18           0                        0        208
Other Noninterest expenses        6,469      904        907        611         533             0      1,762     11,186
Total Noninterest expenses        7,188      947        937        646         580             0      1,879     12,177

Pre-tax Income                    3,929      153        189        (63)         46           (38)    (1,776)     2,440
Provision for Income Taxes          773       58         45         (8)         61                     (345)       584
Net Income                     $  3,156       95        144        (55)        (15)          (38)    (1,431)  $  1,856

Assets                         $382,365    1,273      1,186        372     123,178      (212,510)       540   $296,404

Expenditures for Fixed Assets  $  2,200       16         13          5           9                            $  2,243

Amounts included in the "Other" column are as follows:
                                                          Other
Net interest Income:
   Parent Company                                       $      6
Noninterest Income:
   Executive office miscellaneous income                      97
Noninterest Expenses:
   Parent Company corporate expenses                          94
   Executive office expenses not allocated to segments     1,785
Provison for Income taxes:
   Parent Company income taxes (benefit)                     (20)
   Executive office income taxes not
     allocated to segments                                  (325)
Net Income:                                             $( 1,431)
Segment assets:
    Parent Company assets, after
      intercompany elimination                          $    540
                                    -102-

                                                                Segment Reporting
                                                      For the year ended December 31, 2009
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  6,675      (43)         1          0       3,285                        7   $  9,925
Net intersegment interest
  income (expense)                3,363        0          6          6      (3,375)
Net Interest Income              10,038      (43)         7          6         (90)            0          7      9,925

Provision for Loan Losses           536                                                                            536

Noninterest Income (expense)
  external customers              1,996    1,261      1,055        479         333             0          0      5,124
Intersegment noninterest
  income (expense)                   36      (43)         7         38           0           (38)
Total Noninterest Income          2,032    1,218      1,062        517         333           (38)         0      5,124

Noninterest Expenses:
Depreciation                        478       58         21         22          49                       92        720
Amortization of intangibles         183        0          7         18           0                        0        208
Noninterest Income (expense)
Other Noninterest expenses        6,047    1,640        858        557         504             0      1,658     11,264
Total Noninterest expenses        6,708    1,698        886        597         553             0      1,750     12,192

Pre-tax Income                    4,826     (523)       183        (74)       (310)          (38)    (1,743)     2,321
Provision for Income Taxes        1,201     (199)        46        (15)        (71)                    (454)       508
Net Income                     $  3,625     (324)       137        (59)       (239)          (38)    (1,289)  $  1,813

Assets                         $376,688    2,336      1,036        385     110,101      (200,317)       779   $291,008

Expenditures for Fixed Assets  $  2,640       69         35          1           2                            $  2,747

Amounts included in the "Other" column are as follows:
                                                          Other
Net interest Income:
   Parent Company                                       $      7
Noninterest Income:
   Executive office miscellaneous income                       0
Noninterest Expenses:
   Parent Company corporate expenses                         135
   Executive office expenses not allocated to segments     1,615
Provison for Income taxes:
   Parent Company income taxes (benefit)                     (50)
   Executive office income taxes not
     allocated to segments                                  (404)
Net Income:                                             $ (1,289)
Segment assets:
    Parent Company assets, after
      intercomany elimination                           $    779
                                    -103-

                                                                Segment Reporting
                                                      For the year ended December 31, 2008
                                                                Trust and
                             Retail and  Commercial              Retail
                             Commercial   Mortgage   Insurance  Brokerage  Financial   Inter-segment
                               Banking    Banking    Services   Services   Management   Elimination   Other    Totals
                                                             (Dollars in Thousands)
Net Interest Income (expense)
  external customers           $  5,127      (85)         7          0       4,527                       24   $  9,600
Net intersegment interest
  income (expense)               4,663       (29)       (13)         6      (4,627)
Net Interest Incme               9,790      (114)        (6)         6        (100)            0         24      9,600

Provision for Loan Losses           825                                                                            825

Noninterest Income (expense)
  external customers              1,682    2,106      1,096        611      (4,020)            0          0      1,475
Intersegment noninterest
  income (expense)                  120     (114)        (6)        38                       (38)
Total Noninterest Income          1,802    1,992      1,090        649      (4,020)          (38)         0      1,475

Noninterest Expenses:
Depreciation                        501       67         21         21          38                      111        759
Amortization of intangibles         182       20         32         18                       (25)                  227
Noninterest Income (expense)
Other Noninterest expenses        5,991    2,714        874        585         537             0      1,502     12,203
Total Noninterest expenses        6,674    2,801        927        624         575           (25)     1,613     13,189

Pre-tax Income                    4,093     (923)       157         31      (4,695)          (13)    (1,589)    (2,939)
Provision for Income Taxes          794     (351)        30          5      (1,765)                    (373)    (1,660)
Net Income                     $  3,299     (572)       127         26      (2,930)          (13)    (1,216)  $ (1,279)

Assets                         $340,363    1,463        853        428     105,529      (182,765)     1,426   $267,297

Expenditures for Fixed Assets  $    204       15         14         12           7                            $    252

Amounts included in the "Other" column are as follows:
                                                          Other
Net interest Income:
   Parent Company                                       $     24
Noninterest Income:
   Executive office miscellaneous income                       0
Noninterest Expenses:
   Parent Company corporate expenses                         162
   Executive office expenses not allocated to segments     1,450
Provison for Income taxes:
   Parent Company income taxes (benefit)                     (59)
   Executive office income taxes not
     allocated to segments                                  (313)
Net Income:                                             $ (1,216)
Segment assets:
    Parent Company assets, after
      intercomany elimination                           $  1,426
                                     -104-

20.  SUBSEQUENT EVENTS

The Corporation's subsidiary bank is in the process of purchasing approximately $1,400,000 of additional Bank Owned Life Insurance (BOLI) on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank's overall employee compensation costs. Along with the existing BOLI, the Bank's total amount is approximately $4,023,000 which is 15% of stockholders' equity and within regulatory guidelines.

The Bank has agreed to purchase land for $425,000 in Valdosta, Georgia to construct another branch bank facility. This purchase transaction is pending based upon approval from the regulators.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past three years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation's management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation's disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2010. Based on, and as of the date of, that evaluation, the Corporation's Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission's rules and forms and that the Corporation's disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

The Corporation's management is responsible for establishing and maintaining adequate internal control over financial reporting. Management's assessment of the effectiveness of the Corporation's internal control over financial reporting as of December 31, 2010 is included in Item 8 of this Report under the heading "Management's Report on Internal Controls Over Financial Reporting."

Changes in Internal Control Over Financial Reporting

No changes were made to the Corporation's internal control over financial reporting during the last fiscal quarter that materially affected or could reasonably likely to materially affect the Corporation's internal controls over financial reporting.
                                     -105-

ITEM 9B.  OTHER INFORMATION

None.

                                   PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading "Information About Nominees For Director" and "Compliance with Section 16(a) of the Exchange Act" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 24, 2011, to be filed with the Commission, is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 24, 2011, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading "Voting Securities and Principal Holders" and "Equity Compensation Plan Information" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 24, 2011, to be filed with the Commission, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
          INDEPENDENCE

The information contained under the heading "Certain Relationships and Related Transactions" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 24, 2011, to be filed with the Commission, is incorporated herein by reference.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading "Information Concerning the Company's Accountants" in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation's annual meeting of shareholders to be held on May 24, 2011, to be filed with the Commission, is incorporated herein by reference.










                                    -106-

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1).  Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended December 31, 2010, 2009, and 2008 are included in Part II, Item 8 herein:

   (i)  Report of Independent Auditors

  (ii)  Consolidated Balance Sheets - December 31, 2010 and 2009

 (iii) Consolidated Statements of Income - Years ended December 31, 2010, 2009, and 2008

  (iv) Consolidated Statements of Changes in Stockholders' Equity - Years ended December 31, 2010, 2009, and 2008

   (v) Consolidated Statements of Cash Flows - Years ended December 31, 2010, 2009, and 2008

  (vi)  Notes to Consolidated Financial Statements - December 31, 2010

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

    10.1 Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2009. (included as Exhibit 10.1 to the Corporation's Form 10-K dated December 31, 2009, previously filed with the Commission and incorporated herein by reference).*

    10.2 Form of Directors' Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation's Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*
                                    -107-

    10.3 Directors' and Executive Officers' Stock Purchase Plan of the Corporation dated March 18, 1992 (included as Exhibit 10.7 to the Corporation's Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).*

    10.4 Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation's Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

    10.5 Trust under the Corporation's Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation's Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

    10.6 Employee Stock Ownership Plan and Trust of the Corporation as amended and restated effective as of January 1, 2009 (included as Exhibit 10.6 to the Corporation's Form 10-K dated December 31, 2009, previously filed with the Commission and incorporated herein by reference). *

    10.7 Dividend Reinvestment and Share Purchases Plan of the Corporation as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation's Form S-3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

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

    10.11 Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006 (included as Exhibit 10.17 to the Corporation's Form 10-K dated December 31, 2006, previously filed with the Commission and incorporated herein by reference). *

    10.12 Form of Employment Agreement by and between Charles R. Lemons and Empire (included as Exhibit 10.12 to the Corporation's Form 10-K dated December 31, 2008, previously filed with the Commission and incorporated herein by reference).*

    10.13 Guarantee of Empire's financial performance obligation by the Bank as it relates to Charles R. Lemons Employment Agreement. (included as Exhibit 10.13 to the Corporation's Form 10-K dated December 31, 2009, previously filed with the Commission and incorporated herein by reference).*



                                    -108-

    14           Code of Ethical Conduct dated February 27, 2008 (included as
                 Exhibit 14 to the Corporation's Form 8-K dated February 27, 2008, previously filed with the Commission and incorporated herein by reference).

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


                                 Southwest Georgia Financial Corporation
                                             (Corporation)

Date: March 31, 2011                 By: /s/ DeWitt Drew
                                     DEWITT DREW
                                     President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ DeWitt Drew                                Date:  March 31, 2011
DEWITT DREW
President and Chief Executive Officer
[Principal Executive Officer]

/s/ George R. Kirkland                         Date:  March 31, 2011
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting Officer]
                                    -109-

/s/ Michael J. McLean                          Date:  March 31, 2011
MICHAEL J. MCLEAN
Chairman

/s/ Richard L. Moss                            Date:  March 31, 2011
RICHARD L. MOSS
Vice Chairman

/s/ Cecil H. Barber                            Date:  March 31, 2011
CECIL H. BARBER
Director

/s/ John J. Cole, Jr.                          Date:  March 31, 2011
JOHN J. COLE, JR.
Director

/s/ Roy Reeves                                 Date:  March 31, 2011
ROY REEVES
Director

/s/ Johnny R. Slocumb                          Date:  March 31, 2011
JOHNNY R. SLOCUMB
Director

/s/ M. Lane Wear                               Date:  March 31, 2011
M. LANE WEAR
Director

/s/ Marcus R. Wells                            Date:  March 31, 2011
MARCUS R. WELLS
Director



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






                                     -110-