Form 10-Q
period 2011-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2011-05-16
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2011

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act.
For the transition period from to __________

Commission file number 1-12053

SOUTHWEST GEORGIA FINANCIAL CORPORATION

(Exact Name Of Small Business Issuer as specified in its Charter)

Georgia	58-1392259
(State Or Other Jurisdiction Of	(I.R.S. Employer
Incorporation Or Organization)	Identification No.)

201 FIRST STREET, S.E., MOULTRIE, GEORGIA 31768

Address Of Principal Executive Offices

(229) 985-1120 _

Registrant's Telephone Number, Including Area Code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Act).

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At April 15, 2011
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2011

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - March 31, 2011 (unaudited) and
	December 31, 2010 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	ended March 31, 2011 and 2010	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months ended March 31, 2011 and 2010	4

d.	Consolidated statements of cash flows (unaudited) for the three months
	ended March 31, 2011 and 2010	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	35

SIGNATURE		36

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
	(Unaudited)	(Audited)
	March 31,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$6,407,274	$5,111,869
Interest-bearing deposits in other banks	15,568,690	10,958,766
Cash and cash equivalents	21,975,964	16,070,635
Investment securities available for sale, at fair value	59,142,570	54,945,921
Investment securities held to maturity (fair value
approximates $44,219,915 and $46,570,196)	43,737,484	46,255,446
Federal Home Loan Bank stock, at cost	1,649,900	1,649,900
Total investment securities	104,529,954	102,851,267

Loans	168,324,404	157,758,504
Less: Unearned income	(26,539)	(25,874)
Allowance for loan losses	(2,870,462)	(2,754,614)
Loans, net	165,427,403	154,978,016

Premises and equipment, net	9,203,925	9,221,341
Foreclosed assets, net	3,184,773	3,288,121
Intangible assets	588,967	640,876
Other assets	9,242,036	9,353,675

Total assets	$314,153,022	$296,403,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$40,828,110	$29,238,582
Money Market	46,712,013	50,468,227
Savings	23,880,891	22,635,415
Certificates of deposit $100,000 and over	32,120,537	32,472,318
Other time accounts	63,372,267	65,858,838
Total interest-bearing deposits	206,913,818	200,673,380
Noninterest-bearing deposits	50,021,981	38,857,679
Total deposits	256,935,799	239,531,059

Short-term borrowed funds	2,000,000	2,000,000
Long-term debt	24,000,000	24,000,000
Other liabilities	4,307,758	4,097,279
Total liabilities	287,243,557	269,628,338

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	18,045,822	17,925,895
Accumulated other comprehensive income (loss)	(1,017,930)	(1,031,875)
Treasury stock, at cost 1,745,998 shares for 2011
and 2010	(26,113,795)	(26,113,795)
Total stockholders' equity	26,909,465	26,775,593

Total liabilities and stockholders' equity	$314,153,022	$296,403,931

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2011	2010
Interest income:
Interest and fees on loans	$2,414,885	$2,400,627
Interest on taxable securities available for sale	408,996	599,543
Interest on taxable securities held to maturity	167,505	129,944
Interest on tax exempt securities available for sale	57,935	61,508
Interest on tax exempt securities held to maturity	98,420	79,782
Dividends	3,448	1,078
Interest on deposits in other banks	13,111	12,795
Total interest income	3,164,300	3,285,277

Interest expense:
Interest on deposits	390,737	580,749
Interest on federal funds purchased	1	0
Interest on other short-term borrowings	7,742	34,781
Interest on long-term debt	198,262	171,224
Total interest expense	596,742	786,754
Net interest income	2,567,558	2,498,523
Provision for loan losses	150,000	150,000
Net interest income after provision for loan losses	2,417,558	2,348,523

Noninterest income:
Service charges on deposit accounts	367,318	385,168
Income from trust services	55,497	54,355
Income from retail brokerage services	69,666	61,113
Income from insurance services	352,641	319,001
Income from mortgage banking services	302,717	328,140
Provision for foreclosed property losses	(75,000)	0
Net gain on sale or disposition of assets	17,894	2,816
Net gain (loss) on sale of securities	32,026	(92,705)
Other income	92,473	93,046
Total noninterest income	1,215,232	1,150,934

Noninterest expense:
Salaries and employee benefits	1,905,662	1,679,891
Occupancy expense	229,118	203,770
Equipment expense	180,597	175,289
Data processing expense	175,777	177,279
Amortization of intangible assets	51,909	51,910
Other operating expenses	620,638	650,315
Total noninterest expenses	3,163,701	2,938,454
Income before income taxes	469,089	561,003
Provision for income taxes	94,379	154,104
Net income	$374,710	$406,899

Earnings per share of common stock:
Net income, basic	$0.15	$0.16
Net income, diluted	$0.15	$0.16
Dividends paid per share	$0.10	$0.10
Weighted average shares outstanding	2,547,837	2,547,837
Diluted average shares outstanding	2,547,949	2,548,353

3

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2011	2010
Net income	$374,710	$406,899
Other comprehensive income, net of tax:
Unrealized gain on securities
available for sale, net of tax expense
of $7,184 and $269,311 for the quarter	13,946	522,781
Total comprehensive income	$388,656	$929,680

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2011	2010
Cash flows from operating activities:
Net income	$374,710	$406,899
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	150,000	150,000
Provision for foreclosed asset losses	75,000	0
Depreciation	190,735	179,119
Net amortization and (accretion) of investment securities	101,985	44,245
Amortization of intangibles	51,909	51,910
Loss (gain) on sale/writedown of foreclosed assets	(12,894)	0
Net loss (gain) on sale of securities	(32,026)	92,705
Net loss (gain) on disposal of other assets	(5,000)	(2,816)
Funds held related to mortgage banking activities	256,380	(400)
Change in:
Other assets	77,454	356,319
Other liabilities	(45,901)	(31,228)
Net cash provided by operating activities	1,182,352	1,246,753

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	3,439,047	0
Proceeds from calls, paydowns and maturities of securities AFS	3,564,756	2,692,726
Proceeds from sale of securities available for sale	67,876	2,868,056
Purchase of securities held to maturity	(1,000,000)	(3,571,274)
Purchase of securities available for sale	(7,799,195)	0
Net change in loans	(10,599,387)	(511,098)
Expenditures for improvements to other real estate owned	(42,401)	0
Purchase of premises and equipment	(173,319)	(529,462)
Proceeds from sales of other assets	115,644	33,411
Net cash provided for investing activities	(12,426,979)	982,359

Cash flows from financing activities:
Net change in deposits	17,404,740	6,519,218
Cash dividends paid	(254,784)	(254,784)
Net cash provided for financing activities	17,149,956	6,264,434

Increase(decrease) in cash and cash equivalents	5,905,329	8,493,546
Cash and cash equivalents - beginning of period	16,070,635	23,296,417
Cash and cash equivalents - end of period	$21,975,964	$31,789,963

NONCASH ITEMS:
Unrealized gain (loss) on securities available for sale	$21,129	$792,091

SOUTHWEST GEORGIA FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

_________

Basis of Presentation

Southwest Georgia Financial Corporation (the “Corporation”), a bank-holding company organized under the laws of Georgia, provides deposit, lending, and other financial services to businesses and individuals primarily in the Southwest region of Georgia. The Corporation and its subsidiaries are subject to regulation by certain federal and state agencies.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation’s 2010 Annual Report on Form 10K.

NOTE 1

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Southwest Georgia Financial Corporation and Subsidiaries (the “Corporation”) conform to generally accepted accounting principles and to general practices within the banking industry. The following is a description of the more significant of those policies.

Principles of Consolidation

The consolidated financial statements include the accounts of Southwest Georgia Financial Corporation and its wholly-owned direct and indirect Subsidiaries, Southwest Georgia Bank (the “Bank”) and Empire Financial Services, Inc. (“Empire”). All significant intercompany accounts and transactions have been eliminated in the consolidation.

Nature of Operations

The Corporation offers comprehensive financial services to consumer, business, and governmental customers through its banking offices in southwest Georgia. Its primary deposit products are savings and certificates of deposit, and its primary lending products are consumer and commercial mortgage loans. The Corporation provides, in addition to conventional banking services, investment planning and management, trust management, mortgage banking, and commercial and individual insurance products. Insurance products and advice are provided by the Bank’s Southwest Georgia Insurance Services Division. Mortgage banking for primarily commercial properties is provided by Empire, a mortgage banking services subsidiary.

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. in Milledgeville, Georgia. Our new full-service banking center in Valdosta, Georgia opened in June 2010 and a mortgage origination office was opened in January 2011 in Valdosta, Georgia.

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

A substantial portion of the Corporation’s loans are secured by real estate located primarily in Georgia. Accordingly, the ultimate collection of these loans is susceptible to changes in the real estate market conditions of this market area.

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $931,783.12 at March 31, 2011.

Investment Securities

Debt securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading, including equity securities with readily determinable fair values, are classified as “available for sale” and recorded at fair value with unrealized gains and losses reported in other comprehensive income.

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses in accordance with ASC 320-10-65, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Land improvements	5 – 31 years
Building and improvements	10 – 40 years
Machinery and equipment	5 – 10 years
Computer equipment	3 – 5 years
Office furniture and fixtures	5 – 10 years

All of the Corporation’s leases are operating leases and are not capitalized as assets for financial reporting purposes. Maintenance and repairs are charged to expense and betterments are capitalized.

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

Accrual of interest income is discontinued on loans when, in the opinion of management, collection of such interest income becomes doubtful. Accrual of interest on such loans is resumed when, in management’s judgment, the collection of interest and principal becomes probable.

Fees on loans and costs incurred in origination of most loans are recognized at the time the loan is placed on the books. Because loan fees are not significant, the results on operations are not materially different from the results which would be obtained by accounting for loan fees and costs as amortized over the term of the loan as an adjustment of the yield.

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Allowance for loan loss for impaired loans is determined in accordance with ASC 310-10-35.

Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Corporation does not separately identify individual consumer and residential loans for impairment disclosures.

The allowance for loan losses is established through a provision for loan losses charged to expense. Loans are charged against the allowance for loan losses when management believes the collection of the principal is unlikely. The allowance is an amount which management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on evaluation of the collectibility of loans and prior loss experience. This evaluation takes into consideration such factors as changes in the nature and volume of the loan portfolios, current economic conditions that may affect the borrowers’ ability to pay, overall portfolio quality, and review of specific problem loans.

Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based upon changes in economic conditions. Also, various regulatory agencies, as an integral part of their examination process, periodically review the Corporation’s allowance for loan losses. Such agencies may require the Corporation to recognize additions to the allowance based on their judgments of information available to them at the time of their examination.

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of March 31, 2011, the valuation allowance for foreclosed asset losses was $350,000.

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

The Corporation reports income under Accounting Standards Codification Topic 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized.

The Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), included in FASB ASC Subtopic 740-10, Income Taxes, as of June 30, 2006. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Corporation’s financial statement for the quarter ending March 31, 2011.

The Corporation recognizes penalties related to income tax matters in income tax expense.  The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax period ending December 31, 2010.

The Internal Revenue Service (IRS) completed an audit of the Corporation’s tax returns in May 2010 for periods ending December 31, 2009, 2008, and 2007.  Adjustments from the examiner and payments to the IRS approximated $337,000.  The result of the audit did not have a material impact on the Corporation’s financial statements. Thus, no FIN 48 liability was recorded for additional tax, interest or penalties.   We are aware of no additional material uncertain tax positions which would require a FIN 48 liability to be recorded for the current year.

Trust Department

Trust income is included in the accompanying consolidated financial statements on the cash basis in accordance with established industry practices. Reporting of such fees on the accrual basis would have no material effect on reported income.

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC 860, they are insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the first quarter of 2011 were $44,179.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Corporation is carrying a prepaid asset of $862 thousand as of March 31, 2011. The Corporation’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Corporation.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 provides guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties in order to determine when a restructured loan is a troubled debt restructuring. This ASU is effective for the Corporation’s financial statements for annual and interim periods beginning on or after June 15, 2011, and must be applied retrospectively to the beginning of the period of adoption. The adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-01 which temporarily defers the effective date in ASU 2010-20 for disclosure about troubled debt restructuring by creditors to coincide with the effective date of ASU 2011-02 clarifying what constitutes a troubled debt restructuring. The adoption of this disclosure-only guidance is not expected to have an effect on the Corporation’s financial statements.

In December 2010, the FASB issued ASU 2010-29 “Business Combinations (Topic 805)—Disclosures of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update affect any public entity as defined in Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this update are effective prospectively for business combinations for which the acquisition date is on or after December 15, 2010. The Corporation did not have any material business combination(s) for the periods presented. The adoption of this update did not have an effect on the Corporation’s financial statements.

In December 2010, the FASB issued ASU 2010-28 “Intangibles – Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this update affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. For public entities, the amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Corporation does not have any reporting units with zero or negative carrying amounts, therefore the adoption of this update did not have an effect on the Corporation’s financial statements.

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which added disclosure requirements concerning the credit quality of an entity’s allowance for loan losses and financing receivables. The new disclosures that relate to information as of the end of the reporting period is effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods is effective January 1, 2011. The adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In February 2010, the FASB issued ASU 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.”  ASU 2010-09 addresses both the interaction of the requirements of Topic 855 with the SEC’s reporting requirements and the intended breadth of the reissuance disclosures provisions related to subsequent events.  ASU 2010-09 is effective immediately. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-04, “Accounting for Various Topics – Technical Corrections to SEC Paragraphs.” ASU 2010-04 makes technical corrections to existing SEC guidance including the following topics: accounting for subsequent investments, termination of an interest rate swap, issuance of financial statements - subsequent events, use of residential method to value acquired assets other than goodwill, adjustments in assets and liabilities for holding gains and losses, and selections of discount rate used for measuring defined benefit obligation. The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 amends Subtopic 820-10 to clarify existing disclosures, require new disclosures, and includes conforming amendments to guidance on employers’ disclosures about postretirement benefit plan assets. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  The adoption of the new guidance did not have a material impact on the Corporation’s consolidated financial statements.

NOTE 2

Fair Value Measurements

Effective January 1, 2008, the Corporation adopted Accounting Standards Codification (“ASC”) 820, which provides a framework for measuring fair value under generally accepted accounting principles.  ASC 820 applies to all financial statement elements that are being measured and reported on a fair value basis.

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

Level 1 – Valuation is based upon quoted prices for identical instruments traded inactive markets.

Level 2 – Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 – Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities which are either recorded or disclosed at fair value.

Cash and Cash Equivalents:

For disclosure purposes for cash, due from banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities Available for Sale:

Investment securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and state, county and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

Foreclosed Assets:

Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the other real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the other real estate asset as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2011.

	Level 1	Level 2	Level 3	Total
Investment securities available for sale	$136,086	$59,006,484	$0	$59,142,570

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2011.

	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$3,184,773	$0	$3,184,773
Impaired loans	0	4,083,365	0	4,083,365
Total assets at fair value	$0	$7,268,138	$0	$7,268,138

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2011, and December 31, 2010, are as follows:

	March 31, 2011		December 31, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Assets:
Cash and cash equivalents	$21,976	$21,976	$16,071	$16,071
Investment securities available for sale	59,143	59,143	54,946	54,946
Investment securities held to maturity	43,737	44,220	46,255	46,570
Federal Home Loan Bank stock	1,650	1,650	1,650	1,650
Loans	$165,427	$164,321	$154,978	$153,293
Liabilities:
Deposits	$256,936	$257,403	$239,531	$240,009
FHLB advances	$26,000	$27,504	$26,000	$27,678

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at March 31, 2011, and December 31, 2010, were as follows:

Securities Available For Sale:

March 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Treasury securities	$11,085,501	$0	$510,662	$10,574,839
State and municipal securities	4,654,386	171,256	14,203	4,811,439
Residential mortgage-backed securities	42,611,365	1,167,242	158,400	43,620,207
Total debt securities AFS	58,351,252	1,338,498	683,265	59,006,485
Equity securities	186,813	0	50,728	136,085

Total securities AFS	$58,538,065	$1,338,498	$733,993	$59,142,570

December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Treasury securities	$11,061,282	$0	$427,752	$10,633,530
State and municipal securities	5,655,242	190,509	0	5,845,751
Residential mortgage-backed securities	37,423,357	1,090,228	114,746	38,398,839
Total debt securities AFS	54,139,881	1,280,737	542,498	54,878,120
Equity securities	222,664	0	154,863	67,801

Total securities AFS	$54,362,545	$1,280,737	$697,361	$54,945,921

Securities Held to Maturity:

March 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$6,000,000	$4,430	$8,320	$5,996,110
State and municipal securities	17,569,743	326,302	60,925	17,835,120
Residential mortgage-backed securities	20,167,741	284,227	63,283	20,388,685

Total securities HTM	$43,737,484	$614,959	$132,528	$44,219,915

December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$6,999,651	$13,189	$5,080	$7,007,760
State and municipal securities	17,682,419	252,077	138,934	17,795,562
Residential mortgage-backed securities	21,573,376	276,011	82,513	21,766,874

Total securities HTM	$46,255,446	$541,277	$226,527	$46,570,196

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

March 31, 2011	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Treasury securities	$510,662	$10,574,839	$0	$0
State and municipal securities	14,203	1,586,183	0	0
Residential mortgage-backed securities	158,400	10,480,486	0	0
Total debt securities AFS	683,265	22,641,508	0	0
Temporarily impaired equity securities	0	0	12,179	85
Other-than-temporarily impaired equity securities	0	0	38,549	136,000
Total securities available for sale	$683,265	$22,641,508	$50,728	$136,085

Securities Held to Maturity
Temporarily impaired debt securities:
U.S. Government Agency	$8,320	$1,991,680	$0	$0
State and municipal securities	60,925	5,049,130	0	0
Residential mortgage-backed securities	63,283	3,561,108	0	0
Total securities held to maturity	$132,528	$10,601,918	$0	$0

December 31, 2010	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Treasury securities	$427,752	$10,633,530	$0	$0
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	114,746	6,443,200	0	0
Total debt securities AFS	542,498	17,076,730	0	0
Temporarily impaired equity securities	0	0	12,208	57
Other-than-temporarily impaired equity securities	0	0	142,655	67,744
Total securities available for sale	$542,498	$17,076,730	$154,863	$67,801

Securities Held to Maturity
Temporarily impaired debt securities:
U.S. Government Agency	$5,080	$1,994,920	$0	$0
State and municipal securities	138,934	6,795,789	0	0
Residential mortgage-backed securities	82,513	3,819,645	0	0
Total securities held to maturity	$226,527	$12,610,354	$0	$0

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Management assesses whether an other-than-temporary impairment is present when the fair value of a security is less than its amortized cost basis at the balance sheet date.  For such securities, other-than-temporary impairment is considered to have occurred if the Corporation intends to sell the security, if it is more likely than not the Corporation will be required to sell the security before recovery of its amortized cost basis or if the present values of expected cash flows is not sufficient to recover the entire amortized cost.

As of March 31, 2011, the Corporation’s other-than-temporarily impaired equity security was one issue of Fannie Mae preferred stock of $174,549 of amortized cost, unrealized loss of $38,549 recognized in accumulated other comprehensive income and fair value of $136,000. As of December 31, 2010, the Corporation’s other-than-temporarily impaired equity securities were two issues of Fannie Mae and Freddie Mac preferred stock of $210,399 of amortized cost, unrealized loss of $142,655 recognized in accumulated other comprehensive income and fair value of $67,744. In March 2011, the Corporation sold the remaining shares of Freddie Mac preferred stock. Previously in 2008, the Corporation took a charge against earnings of $4,104,901 for the impairment of these preferred stock issues.

At March 31, 2011, the debt securities with unrealized losses have depreciated 2.4% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio at March 31, 2011 and December 31, 2010, was as follows:

	March 31,	December 31,
	2010	2010

Commercial, financial and agricultural loans	$28,826,733	$27,851,844
Real estate:
Construction loans	11,291,678	16,900,325
Commercial mortgage loans	59,054,897	47,649,217
Residential loans	55,698,480	51,609,504
Agricultural loans	8,618,152	8,428,009
Deposit account overdrafts	87,412	127,189
Consumer loans	4,747,052	5,192,416
Loans outstanding	168,324,404	157,758,504

Unearned discount	(26,539)	(25,874)
Allowance for loan losses	(2,870,462)	(2,754,614)
Net loans	$165,427,403	$154,978,016

The Corporation’s only significant concentration of credit at March 31, 2011, occurred in real estate loans which totaled approximately $135 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At March 31, 2011, $26,861,788 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at March 31, 2011.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$17,559,796
After one year but within five years	18,496,219
After five years	4,062,396

Total	$40,118,411

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at March 31, 2011.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 19,205,868	$ 3,352,747	$ 22,558,615

The following table presents information concerning outstanding balances of nonperforming loans and foreclosed assets for the indicated period.

	Nonperforming loans
	Nonaccrual Loans	Past-Due Loans	Renegotiated Loans	Potential Problem Loans	Total	Foreclosed Assets

March 31, 2011	$ 875,000	$ 0	$ 28,243	$ 1,099,959	$2,003,202	$3,184,773
December 31, 2010	$ 186,331	$ 0	$ 34,012	$ 829,894	$1,050,237	$3,288,121

The following table is a summary of average loans outstanding during the reported period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	March 31, 2011	March 31, 2010

Average loans outstanding	$161,061,168	$160,451,183

Amount of allowance for loan losses at beginning of period	$2,754,614	$2,532,856

Amount of loans charged off during period:
Commercial, financial and agricultural	36,164	19,947
Real estate:
Construction		0
Commercial	0	0
Residential	0	0
Agricultural	0	0
Installment	8,333	30,561

Total loans charged off	44,497	50,508

Amount of recoveries during period:
Commercial, financial and agricultural	4,420	1,128
Real estate:
Commercial	0	0
Residential	2,054	0
Agricultural	0	0
Installment	3,871	2,183

Total loans recovered	10,345	3,311

Net loans charged off (recovered) during period	34,152	47,197
Additions to allowance for loan losses charged to operating expense during period	150,000	150,000

Amount of allowance for loan losses at end of period	$2,870,462	$2,635,659

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.09%	0.12%

Management has allocated the allowance for loan losses within the categories of loans set forth in the table below according to amounts deemed reasonably necessary to provide for possible losses. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below.

	March 31, 2011		December 31, 2010

Category	Allocation	% of Total Loans	Allocation	% of Total Loans
Commercial, financial and agricultural	$193,479	17.1%	$133,636	17.7%
Real estate:
Construction	1,437,763	6.7%	1,395,722	10.7%
Commercial	706,657	35.1%	685,994	30.2%
Residential	307,488	33.1%	301,902	32.7%
Agricultural	0	5.1%	0	5.3%
Installment	225,075	2.9%	237,360	3.4%
Total	$2,870,462	100.0%	$2,754,614	100.0%

Appraisal Policy

When a loan is first identified as a problem loan, the appraisal is reviewed to determine if the appraised value is still appropriate for the collateral. For the duration that a loan is considered a problem loan, the appraised value of the collateral is monitored on a quarterly basis. If significant changes occur in market conditions or in the condition of the collateral, a new appraisal will be obtained.

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

Loans placed on nonaccrual status amounted to $875,000 and $186,331 at March 31, 2011, and December 31, 2010, respectively. There were no past due loans over ninety days and still accruing at March 31, 2011, and December 31, 2010. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $7,855 and $4,365 as of March 31, 2011, and December 31, 2010, respectively. In 2010, a settlement was made of a $1,282,905 loan placed on interest nonaccrual in 2009.

The following table presents an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of March 31, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$1,866,250	$0	$1,866,250	$161,229	$26,799,254	$28,826,733
Real estate:
Construction loans	340,729	0	340,729	263,855	10,687,094	11,291,678
Commercial mortgage loans	5,804,282	0	5,804,282	298,550	52,952,065	59,054,897
Residential loans	1,501,026	0	1,501,026	90,711	54,106,743	55,698,480
Agricultural loans	42,022	0	42,022	0	8,576,130	8,618,152
Consumer & other loans	43,898	0	43,898	60,655	4,729,911	4,834,464
Total loans	$9,598,207	$0	$9,598,207	$875,000	$157,851,197	$168,324,404

Impaired Loans

A loan is considered impaired when, based on current information and events, it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent.

At March 31, 2011, and December 31, 2010, impaired loans amounted to $4,083,365. Included in the allowance for loan losses was $0 related to impaired loans at March 31, 2011 and December 31, 2010. All of the Corporation’s impaired loans were partially charged-off to their fair value determined primarily using the loans’ collateral fair value. Therefore, no reserve amount was recorded in the allowance for loan losses for these impaired loans.

For the periods ended March 31, 2011, and December 31, 2010, the average recorded investment in impaired loans was $4,083,365 and $21,552, respectively. Interest income was recognized for cash payments received on loans while they were impaired of $37,449 and $0 March 31, 2011, and March 31, 2010, respectively.

The following table presents impaired loans, segregated by class of loans as of March 31, 2011:

	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Year-to-date Average Recorded Investment

Commercial, financial and agricultural loans	$0	$0	$0	$0
Real estate:
Construction loans	0	0	0	0
Commercial mortgage loans	4,083,365	4,083,365	0	4,083,365
Residential loans	0	0	0	0
Agricultural loans	0	0	0	0
Consumer & other loans	0	0	0	0
Total loans	$4,083,365	$4,083,365	$0	$4,083,365

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

The general characteristics of the risk grades are as follows:

Grade 1 – Exceptional – Loans graded 1 are characterized as having a very high credit quality, exhibit minimum risk to the Corporation and have low administrative cost. These loans are usually secured by highly liquid and marketable collateral and a strong primary and secondary source of repayment is available.

Grade 2 – Above Average – Loans graded 2 are basically sound credits secured by sound assets and/or backed by the financial strength of borrowers of integrity with a history of satisfactory payments of credit obligations.

Grade 3 – Acceptable – Loans graded 3 are secured by sound assets of sufficient value and/or supported by the sufficient financial strength of the borrower. The borrower will have experience in their business area or employed a reasonable amount of time at their current employment. The borrower will have a sound primary source of repayment, and preferably a secondary source, which will allow repayment in a prompt and reasonable period of time.

Grade 4 – Fair – Loans graded 4 are those which exhibit some weakness or downward trend in financial condition and although the repayment history is satisfactory, it requires supervision by bank personnel. The borrower may have little experience in their business area or employed only a short amount of time at their current employment. The loan may be secured by good collateral; however, it may require close supervision as to value and/or quality and may not have sufficient liquidation value to completely cover the loan.

Grade 5 – Other Assets Especially Mentioned – Loans graded 5 contain a discernible weakness; however, the weakness is not sufficiently pronounced so as to cause concern for the possible loss of interest or principal. Loans in this grade are considered to have greater than normal credit risk and are not adequately supported by sufficient readily marketable collateral, financial statements reflecting adequate financial strength and/or earnings and/or a totally satisfactory record of repayment by the borrower.

Grade 6 – Substandard – Loans graded 6 contain clearly pronounced credit weaknesses that are below acceptable credit standards for the Corporation. Such weaknesses may be due to either collateral deficiencies or inherent financial weakness of the borrower, but in either case represents less than acceptable credit risk. Loans in this grade are unsupported by sufficient evidence of the borrower’s sound net worth, repayment capacity or acceptable collateral.

Grade 7 – Doubtful – Loans graded 7 have such a pronounced credit weaknesses that the Corporation is clearly exposed to a significant degree of potential loss of principal or interest. Theses loan generally have a defined weakness which jeopardizes the ultimate repayment of the debt.

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of March 31, 2011, all Grade 8 loans have been charged-off.

The following table presents internal loan grading by class of loans as of March 31, 2011:

	1	2	3	4	5

Commercial, financial and agricultural loans	$633,951	$0	$24,405,863	$2,838,471	$369,768
Real estate:
Construction loans	0	1,202,195	4,937,648	2,353,145	2,517,219
Commercial mortgage loans	0	13,713	31,625,477	16,680,746	5,839,099
Residential loans	31,091	197,629	44,198,941	7,779,839	1,708,802
Agricultural loans	0	1,102,578	5,199,826	915,566	119,684
Consumer & other loans	477,185	22,969	3,710,646	369,558	147,655
Total loans	$1,142,227	$2,539,084	$114,078,401	$30,937,325	$10,702,227

	6	7	Total

Commercial, financial and agricultural loans	$578,680	$0	$28,826,733
Real estate:
Construction loans	281,471	0	11,291,678
Commercial mortgage loans	4,895,862	0	59,054,897
Residential loans	1,707,584	74,594	55,698,480
Agricultural loans	1,280,498	0	8,618,152
Consumer & other loans	106,451	0	4,834,464
Total loans	$8,850,546	$74,594	$168,324,404

Allowance for Loan Losses Methodology

The allowance for loan losses (ALL) is determined by a calculation based on segmenting the loans into the following categories: (1) impaired loans and nonaccrual loans, (2) loans with a credit risk rating of 5, 6, 7 or 8, (3) other outstanding loans, and (4) other commitments to lend. In addition, unallocated general reserves are estimated based on migration and economic analysis of the loan portfolio.

The ALL is calculated by the addition of the estimated loss derived from each of the above categories. The impaired loans and nonaccrual loans over $50,000 are analyzed on an individual basis to determine if the future collateral value is sufficient to support the outstanding debt of the loan. If an estimated loss is calculated, it is included in the estimated ALL until it is charged to the loan loss reserve. The calculation for loan risk graded 5, 6, 7, or 8, other outstanding loans and other commitments to lend is based on assigning an estimated loss factor based on a twelve quarter rolling historical net loss rate. The estimated requirement for unallocated general reserves from migration and economic analysis is determined by considering (1) trends in asset quality, (2) level and trends in charge-off experience, (3) macroeconomic trends and conditions, (4) micro economic trends and conditions and (5) risk profile of lending activities. Within each of these categories, a high risk factor percentage and a low risk factor percentage from a rating of excessive, high, moderate or low will be determined by management and applied to the loan portfolio. This results in a high and low range of the estimated reserves required. By adding the estimated high and low value from the migration and economic analysis to the estimated reserve from the loan portfolio, a high and low range of total estimated loss reserves is obtained. This amount is then compared to the actual amount in the loan loss reserve.

The calculation of ALL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

Changes in the allowance for loan losses are as follows:

	March 31,	March 31,
	2011	2010

Beginning balance	$2,754,614	$2,532,856
Provision charged to operations	150,000	150,000
Loans charged off	(44,497)	(50,508)
Recoveries	10,345	3,311
Ending balance	$2,870,462	$2,635,659

The following table details activity in the ALL by class of loans for the period ended March 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance	$133,636	$1,395,722	$685,994	$301,902	$0	$237,360	$2,754,614

Charge-offs	36,164	0	0	0	0	8,333	44,497
Recoveries	4,420	0	0	2,054	0	3,871	10,345
Net charge-offs	31,744	0	0	(2,054)	0	4,462	34,152
Provisions charged to operations	91,587	42,041	20,663	3,532	0	(7,823)	150,000
Balance at end of year	193,479	1,437,763	706,657	307,488	0	225,075	2,870,462

Ending balances:
Individually evaluated for impairment	0	0	0	0	0	0	0
Collectively evaluated for impairment	193,479	1,437,763	706,657	307,488	0	225,075	2,870,462
Balance at end of year	193,479	1,437,763	706,657	307,488	0	225,075	2,870,462

Loans – Ending balances:
Individually evaluated for impairment	305,608	263,854	4,855,941	1,285,241	1,280,498	0	7,991,142
Collectively evaluated for impairment	28,521,125	11,027,824	54,198,956	54,413,239	7,337,654	4,834,464	160,333,262
Balance at end of year	$28,826,733	$11,291,678	$59,054,897	$55,698,480	$8,618,152	$4,834,464	$168,324,404

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	March 31,	December 31,
	2011	2010

Allowance for loss on impaired loans	$0	$0
Recorded balance of impaired loans	$4,083,365	$4,083,365

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $0 and $662,941 for the periods ended March 31, 2011, and December 31, 2010, respectively.

NOTE 5

Subsequent Events

The Corporation’s subsidiary has purchased $1,400,000 of additional Bank Owned Life Insurance (BOLI) on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. Along with the existing BOLI, the Bank’s total amount is approximately $4,044,000 which is 15% of stockholders’ equity and within regulatory guidelines.

The Bank has purchased land for $425,000 in Valdosta, Georgia to construct another branch bank facility. This branch facility has been approved by the regulators.

Also, the Bank has purchased certain assets of Brewer-Costin, Inc., a full-service insurance agency in Moultrie, Georgia. These assets will be combined with Southwest Georgia Insurance Services, a division of Southwest Georgia Bank. The terms of the acquisition are not disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Form 10-Q report contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation’s forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

These factors include risks related to:

•         the conditions in the banking system, financial markets, and general economic conditions;

•         the Corporation’s ability to raise capital;

•         the Corporation’s ability to maintain liquidity or access other sources of funding;

•         the Corporation’s construction and land development loans;

•         asset quality;

•         the adequacy of the allowance for loan losses;

•         technology difficulties or failures;

•         the Corporation’s ability to execute its business strategy;

•         the loss of key personnel;

•         competition;

•         the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;

•         changes in regulation and monetary policy;

•         losses due to fraudulent and negligent conduct of customers, service providers or employees;

•         acquisitions or dispositions of assets or internal restructuring that may be pursued by the Corporation;

•         changes in or application of environmental and other laws and regulations to which the Corporation is subject;

•         political, legal and local economic conditions and developments;

•         financial market conditions and the results of financing efforts;

•         changes in commodity prices and interest rates; and

•         weather, natural disasters and other catastrophic events and other factors discussed in the Corporation’s other filings with the Securities and Exchange Commission.

Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. The Corporation undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Corporation’s current and subsequent filings with the Securities and Exchange Commission.

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

Our strategy is to:

•         maintain the diversity of our revenue, including both interest and noninterest income through a broad base of business,

•         strengthen our sales and marketing efforts while developing our employees to provide the best possible service to our customers,

•         expand our market share where opportunity exists, and

•         grow outside of our current geographic market either through de-novo branching or acquisitions into areas proximate to our current market area.

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a new full-service banking center that was completed and opened in June of 2010 and a mortgage origination office that opened in January 2011 both in Valdosta, Georgia.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September of 2007, the Federal Reserve Bank began decreasing it by 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through March 2011.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the first quarter of 2011, noninterest income was 27.8% of the Corporation’s total revenue, whereas in the first quarter of 2010 noninterest income accounted for 25.9% of the Corporation’s total revenue.

Our profitability is impacted also by operating expenses such as salaries, employee benefits, occupancy, and income taxes. Our lending activities are significantly influenced by regional and local factors such as changes in population, competition among lenders, interest rate conditions and prevailing market rates on competing uses of funds and investments, customer preferences and levels of personal income and savings in the Corporation’s primary market area.

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve solid results in the first quarter of 2011. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

The Corporation’s nonperforming assets decreased to $4.196 million at the end of March 2011 compared with $6.066 million at March 31, 2010. This decrease is primarily due to the settlement of a $1.283 million loan in the second quarter of 2010 that was placed on nonaccrual status in 2009.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of March 31, 2011, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. In the ordinary course of business, the Corporation’s cash flows are generated from interest and fee income as well as from loan repayments and the maturity or sale of other earning assets. In addition, liquidity is continuously provided through the acquisition of new deposits and borrowings or the rollover of maturing deposits and borrowings. The Corporation strives to maintain an adequate liquidity position by managing the balances and maturities of interest-earning assets and interest-earning liabilities so its short-term investments balance, at any given time, will adequately cover any reasonably anticipated immediate need for funds. Additionally, the Bank maintains relationships with correspondent banks that could provide funds on short notice, if needed.

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at March 31, 2011, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At March 31, 2011, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2011, total capital increased $134 thousand to $26.9 million and increased $705 thousand from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.57% as of March 31, 2011. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

RESULTS OF OPERATIONS

The Corporation’s results of operations are determined by its ability to effectively manage interest income and expense, to minimize loan and investment losses, to generate noninterest income and to control noninterest expense. Since interest rates are determined by market forces and economic conditions beyond the control of the Corporation, the ability to generate net interest income is dependent upon the Bank’s ability to obtain an adequate spread between the rate earned on interest-earning assets and the rate paid on interest-bearing liabilities. Thus, the key performance measure for net interest income is the interest margin or net yield, which is taxable-equivalent net interest income divided by average earning assets.

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2011, was $375 thousand, down $32 thousand, or 7.9%, from net income of $407 thousand for the first quarter of 2010. This decrease in net income was mainly due to a $226 thousand increase in salary and employee benefit expenses related to staffing the new full-service banking center and mortgage origination office in Valdosta, Georgia. Net interest income remained relatively flat, as a decrease in interest paid on deposits more than offset a decline in interest earned on investment securities. Also in the first quarter of 2011, we recognized a gain of $32 thousand on the sale of securities compared with a $93 thousand loss on the sale of securities in the first quarter of last year.

On a per share basis, net income for the first quarter was $.15 per diluted share compared with $.16 per diluted share for the same quarter in 2010. The weighted average common diluted shares outstanding for the quarter were 2.548 million, same as first quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2011	2010	2010	2010	2010
Return on average total assets	.48%	.40%	.31%	1.21%	.55%
Return on average total equity	5.57%	4.42%	3.49%	13.56%	6.26%
Average shareholders’ equity to Average total assets	8.57%	9.14%	8.98%	8.95%	8.74%
Net interest margin (tax equivalent)	3.81%	3.84%	3.76%	4.07%	3.93%

Comparison of Statements of Income for the Quarter

Total interest income decreased $121 thousand, or 3.7%, to $3.2 million for the three months ended March 31, 2011, compared with the same period in 2010, reflecting lower interest income from investment securities of $138 thousand. Lower interest on investment securities was mainly due to selling higher-yielding mortgage-backed securities and corporate notes last year and reinvesting the proceeds into shorter duration lower-yielding investments. Partially offsetting this decrease, interest and fees on loans increased $14 thousand. Interest on deposits in other banks remained flat when compared with the first quarter of 2010.

Total interest expense decreased $190 thousand, or 24.1%, to $597 thousand in the first quarter of 2011 compared with the same period in 2010. Interest paid on deposits decreased $190 thousand, or 32.7%, during the first quarter of 2011 due to the low interest rate environment. The average rate paid on average time deposits has decreased 62 basis points since March 31, 2010. Interest on total borrowings remained flat compared with the same quarter in 2010.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved slightly to $2.6 million for the first quarter of 2011 compared with $2.5 million in net interest income in the 2010 first quarter. Net interest income after provision for loan losses for the first quarter of 2011 was $2.4 million compared with $2.3 million for the same period in 2010. The provision for loan losses was $150 thousand in the first quarter of 2011 and 2010. The Corporation’s net interest margin was 3.81% for the first quarter of 2011, down 12 basis points from the same period last year. The decline in net interest margin was mainly impacted by higher-yielding securities which were either called, matured, or sold and reinvested into shorter duration lower-yielding securities. Total investment securities yield dropped 114 basis points compared with the same quarter a year ago.

Noninterest income, at 27.8% of the Corporation’s total revenue for the quarter, was $1.2 million for the first quarter, up $64 thousand from the same period in 2010. The quarterly increase was primarily due to a $32 thousand gain on the sale of Freddie Mac preferred stock compared with a $93 thousand loss on the sale of securities in the first quarter last year. Revenue from insurance services increased 10.6% to $353 thousand compared with last year’s first quarter. Offsetting these increases was a decrease in service charges on deposit accounts of $18 thousand as well as a provision for market value changes on foreclosed properties of $75 thousand. Revenue from mortgage banking services also saw a decline of $25 thousand. Revenue from trust and brokerage services remained relatively flat compared with the same period last year.

Noninterest expense increased $225 thousand to $3.2 million for the first quarter of 2011 compared with the first quarter of 2010. The largest component of noninterest expense, salaries and employee benefits, increased to $1.9 million for the first quarter of 2011 compared with $1.7 million in the same period last year. This increase was mainly due to hiring fourteen full-time employees to staff our new full-service banking center and mortgage origination office in Valdosta, Georgia. Occupancy and equipment expense increased $25 thousand and $5 thousand, respectively. Other operating expense decreased $30 thousand to $621 thousand in the first quarter of 2011.

Comparison of Financial Condition Statements

At March 31, 2011, total assets were $314.2 million, a 6.0% increase from December 31, 2010. Comparing first quarter 2011 with first quarter 2010, the increase in total assets was primarily due to solid loan growth funded by growth in deposits. Total loans increased $10.5 million, or 6.7%, to $168.3 million when compared with $157.8 million at December 31, 2010. Loan growth was driven primarily by our expansion into the Valdosta market where the Corporation opened a new full-service banking center in June 2010. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 53.6% of total assets.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represented 38.2% of total assets. Investment securities increased $1.7 million and short-term investments increased $4.6 million since December 31, 2010. This resulted in an overall increase in investments of $6.3 million.

Deposits increased to $256.9 million at the end of the first quarter of 2011, up $17.4 million from the end of 2010. The increase was due to high volumes of public funds deposits as well as increases in NOW and other transaction accounts attributable to the thriving local farm economy. At March 31, 2011, total deposits represented 81.8% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	March 31,	December 31,	March 31,
	2011	2010	2010

Advance from Federal Home Loan Bank with a 1.57% fixed rate of interest maturing July 25, 2011. (transferred to short-term borrowings)	$0	$0	$2,000,000

Advance from Federal Home Loan Bank with a 2.23% fixed rate of interest maturing July 30, 2012	2,000,000	2,000,000	2,000,000

Advance from Federal Home Loan Bank with a 2.79% fixed rate of interest maturing July 29, 2013	2,000,000	2,000,000	2,000,000

Advance from Federal Home Loan Bank with a 3.85% fixed rate of interest maturing April 30, 2014	10,000,000	10,000,000	10,000,000

Advance from Federal Home Loan Bank with a 3.39% fixed rate of interest maturing August 20, 2018. (convertible to a variable rate at option of Federal Home Loan Bank on August 22, 2011)	5,000,000	5,000,000	5,000,000

Advance from Federal Home Loan Bank with a 2.78% fixed rate of interest maturing September 10, 2018. (convertible to a variable rate at quarterly options of Federal Home Loan Bank). (transferred from short-term borrowings after the first convertible date)	5,000,000	5,000,000	0

Total long-term debt	$24,000,000	$24,000,000	$21,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.71% of total loans outstanding at March 31, 2011, compared with 1.75% of loans outstanding at December 31, 2010, and 1.64% at March 31, 2010. Net charge-offs in the 2011 first quarter were $34 thousand compared with net charge-offs of $398 thousand in the fourth quarter last year and $ 47 thousand in the first quarter of 2010. Management considers the allowance for loan losses as of March 31, 2011, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $4.2 million, or 1.34% of total assets, in the first quarter of 2011, up from $3.5 million, or 1.19% of total assets, at the end of 2010, and down from $6.1 million, or 2.03% of total assets in the same period last year. Nonperforming assets decreased over the prior year period primarily due to the sale of foreclosed properties as well as the settlement of a large nonaccrual loan. There were $3.2 million of foreclosed properties in nonperforming assets at the end of the first quarter of 2011 compared with $3.8 million at the end of last year’s first quarter.

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

Financial instruments whose contract amounts represent credit risk:	March 31, 2011	March 31, 2010
(dollars in thousands)
Commitments to extend credit	$13,272	$12,705
Standby letters of credit and financial guarantees	$26	$10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At March 31, 2011, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 17.01%, which is over 70 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	March 31, 2011	For Well Capitalized	Minimum Guidelines
Tier 1 capital	15.76%	6.00%	4.00%
Total risk based capital	17.01%	10.00%	8.00%
Tier 1 leverage ratio	8.71%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	March 31, 2011	For Well Capitalized	Minimum Guidelines
Tier 1 capital	15.07%	6.00%	4.00%
Total risk based capital	16.32%	10.00%	8.00%
Tier 1 leverage ratio	8.32%	5.00%	3.00%

In February 2011, the Corporation paid a cash dividend of $0.10 per common share, the same amount that was paid in February 2010. Previously, the Corporation had suspended its regular quarterly cash dividend to retain sufficient equity required to support efforts to capture greater market share and expand outside of its historic footprint. The Board of Directors will continue to assess conditions for future dividend payments.

Interest Rate Sensitivity

The Corporation’s most important element of asset/liability management is the monitoring of its sensitivity and exposure to interest rate movements which is the Corporation’s primary market risk. We have no foreign currency exchange rate risk, commodity price risk, or any other material market risk. The Corporation has no trading investment portfolio, nor do we have any interest rate swaps or other derivative instruments.

Our primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, we seek to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. We attempt to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation’s interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by the Bank. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Corporation uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The Corporation also maintains an investment portfolio which receives monthly cash flows from mortgage-backed securities principal payments, and staggered maturities and provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution’s interest rate sensitivity.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of its disclosure controls and procedures (as defined in federal securities rules) as of the end of the period covered by this report. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010, was included in Item 8 of the form 10K , dated December 31, 2010, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

The annual report form 10K, dated December 31, 2010, does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Corporation’s internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

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

Date: May 16, 2011

