Form 10-Q
period 2011-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2011-08-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At July 20, 2011
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2011

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - June 30, 2011 (unaudited) and
	December 31, 2010 (audited).	2

b.	Consolidated statements of income (unaudited) – for the six months and
	the three months ended June 30, 2011 and 2010.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	six months and the three months ended June 30, 2011 and 2010.	4

d.	Consolidated statements of cash flows (unaudited) for the six months
	ended June 30, 2011 and 2010.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	37

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	38

SIGNATURE		39

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
	(Unaudited)	(Audited)
	June 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$5,605,180	$5,111,869
Interest-bearing deposits in other banks	6,479,099	10,958,766
Cash and cash equivalents	12,084,279	16,070,635
Investment securities available for sale, at fair value	44,665,061	54,945,921
Investment securities held to maturity (fair value
approximates $46,454,133 and $46,570,196)	45,619,064	46,255,446
Federal Home Loan Bank stock, at cost	2,087,500	1,649,900
Total investment securities	92,371,625	102,851,267

Loans	176,692,329	157,758,504
Less: Unearned income	(25,280)	(25,874)
Allowance for loan losses	(2,910,947)	(2,754,614)
Loans, net	173,756,102	154,978,016

Premises and equipment, net	9,581,117	9,221,341
Foreclosed assets, net	2,919,028	3,288,121
Intangible assets	658,151	640,876
Bank owned life insurance	4,496,617	3,029,314
Other assets	5,507,263	6,324,361

Total assets	$301,374,182	$296,403,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$36,202,856	$29,238,582
Money Market	42,934,966	50,468,227
Savings	24,611,003	22,635,415
Certificates of deposit $100,000 and over	32,545,737	32,472,318
Other time accounts	61,455,755	65,858,838
Total interest-bearing deposits	197,750,317	200,673,380
Noninterest-bearing deposits	45,267,829	38,857,679
Total deposits	243,018,146	239,531,059

Short-term borrowed funds	2,000,000	2,000,000
Long-term debt	24,000,000	24,000,000
Other liabilities	4,423,300	4,097,279
Total liabilities	273,441,446	269,628,338

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	18,636,891	17,925,895
Accumulated other comprehensive income (loss)	(585,728)	(1,031,875)
Treasury stock, at cost 1,745,998 shares for 2011
and 2010	(26,113,795)	(26,113,795)
Total stockholders' equity	27,932,736	26,775,593

Total liabilities and stockholders' equity	$301,374,182	$296,403,931

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$2,688,219	$2,564,250	$5,103,104	$4,964,877
Interest on taxable securities available for sale	390,303	496,012	799,299	1,095,555
Interest on taxable securities held to maturity	177,294	160,805	344,799	290,750
Interest on tax exempt securities	159,206	141,685	315,561	282,975
Dividends	3,537	0	6,985	0
Interest on deposits in other banks	6,641	15,817	19,752	29,688
Total interest income	3,425,200	3,378,569	6,589,500	6,663,845

Interest expense:
Interest on deposits	355,179	535,064	745,915	1,115,813
Interest on federal funds purchased	1,786	2	1,787	2
Interest on other short-term borrowings	9,387	35,168	17,129	69,949
Interest on long-term debt	200,465	173,126	398,728	344,350
Total interest expense	566,817	743,360	1,163,559	1,530,114
Net interest income	2,858,383	2,635,209	5,425,941	5,133,731
Provision for loan losses	150,000	150,000	300,000	300,000
Net interest income after provision for loan losses	2,708,383	2,485,209	5,125,941	4,833,731

Noninterest income:
Service charges on deposit accounts	334,460	401,330	701,778	786,497
Income from trust services	55,137	66,536	110,634	120,892
Income from retail brokerage services	105,193	109,695	174,859	170,808
Income from insurance services	309,541	291,379	662,183	610,380
Income from mortgage banking services	470,061	360,457	772,777	688,597
Provision for foreclosed property losses	(75,000)	(125,000)	(150,000)	(125,000)
Net gain (loss) on sale or disposition of assets	(71,098)	0	(53,204)	2,816
Net gain on the sale of securities	188,533	627,678	220,559	534,973
Net loss on the impairment of equity securities	(12,265)	0	(12,265)	0
Other income	134,518	118,243	308,676	278,135
Total noninterest income	1,439,080	1,850,318	2,735,997	3,068,098

Noninterest expense:
Salaries and employee benefits	1,911,054	1,758,490	3,816,716	3,438,380
Occupancy expense	225,999	211,366	455,117	415,136
Equipment expense	181,123	184,598	361,719	359,888
Data processing expense	260,261	250,604	517,722	494,729
Amortization of intangible assets	55,816	51,910	107,725	103,819
Other operating expenses	724,780	632,485	1,345,420	1,282,800
Total noninterest expenses	3,359,033	3,089,453	6,604,419	6,094,752
Income before income taxes	788,430	1,246,074	1,257,519	1,807,077
Provision for income taxes	197,361	340,257	291,739	494,361
Net income	$591,069	$905,817	$965,780	$1,312,716

Earnings per share of common stock:
Net income, basic	$0.23	$0.36	$0.38	$0.52
Net income, diluted	$0.23	$0.36	$0.38	$0.52
Dividends paid per share	$—	$—	$0.10	$0.10
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,839	2,547,837	2,547,894	2,547,952

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2011	2010	2011	2010

Net income	$591,069	$905,817	$965,780	$1,312,716
Other comprehensive income, net of tax:
Unrealized gain on securities
available for sale, net of tax expense
of $222,650 and $0 for the quarter
and of $229,834 and $269,311 for the year	432,202	(1)	446,148	522,780
Total comprehensive income	$1,023,271	$905,816	$1,411,928	$1,835,496

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	2011	2010
Net income	$965,780	$1,312,716
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	300,000	300,000
Provision for foreclosed asset losses	150,000	0
Depreciation	381,469	369,337
Net amortization and (accretion) of investment securities	182,501	103,728
Cash surrender value of bank owned life insurance	61,837	54,913
Amortization of intangibles	107,725	103,819
Loss on sale/writedown of foreclosed assets	58,204	0
Net loss on the impairment of equity securities	12,265	0
Net gain on sale of securities	(220,559)	(534,973)
Net gain on disposal of other assets	(5,000)	(2,816)
Funds held related to mortgage banking activities	483,865	(126,751)
Change in:
Other assets	306,124	229,301
Other liabilities	(157,844)	(277,405)
Net cash provided by operating activities	2,626,367	1,531,869

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	8,269,128	0
Proceeds from calls, paydowns and maturities of securities AFS	7,019,734	5,280,561
Proceeds from sale of securities available for sale	11,914,598	17,973,354
Purchase of securities held to maturity	(7,772,847)	(12,392,420)
Purchase of securities available for sale	(8,249,195)	(1,633,218)
Net change in loans	(19,175,086)	829,814
Purchase bank owned life insurance	(1,400,002)	0
Expenditures for improvements to other real estate owned	(42,401)	0
Purchase of premises and equipment	(741,246)	(1,465,317)
Proceeds from sales of other assets	332,291	175,248
Net cash provided for investing activities	(9,845,026)	8,768,022

Cash flows from financing activities:
Net change in deposits	3,487,087	4,556,398
Cash dividends paid	(254,784)	(254,784)
Net cash provided for financing activities	3,232,303	4,301,614

Increase(decrease) in cash and cash equivalents	(3,986,356)	14,601,505
Cash and cash equivalents - beginning of period	16,070,635	23,296,417
Cash and cash equivalents - end of period	$12,084,279	$37,897,922

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$97,000	$120,165
Unrealized gain (loss) on securities available for sale	$675,981	$792,090

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. in Milledgeville, Georgia. Our new full-service banking center in Valdosta, Georgia opened in June 2010 and a mortgage origination office was opened in January 2011 in Valdosta, Georgia. A second location has been secured for a new banking center in Valdosta that is expected to be opened by the first quarter of 2012.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $190,089.45 at June 30, 2011.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of June 30, 2011, the valuation allowance for foreclosed asset losses was $425,000.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of two to eight years.

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

The Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), included in FASB ASC Subtopic 740-10, Income Taxes, as of June 30, 2006. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Corporation’s financial statement for the quarter ending June 30, 2011.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the second quarter of 2011 were $39,217 and $83,396 for the six-month period.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Corporation is carrying a prepaid asset of $807 thousand as of June 30, 2011. The Corporation’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Corporation.

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

On November 9, 2010, the FDIC adopted the final rule that provides temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions (IDIs) in anticipation of the expiration of the TAGP on December 31, 2010. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010, and terminates on December 31, 2012. Unlike the TAGP, The Act definition of noninterest-bearing transaction accounts does not include either low-interest Negotiable Order of Withdrawal (NOW) accounts or Interest on Lawyer Trust Accounts (IOLTAs). The final rule included notice and disclosure requirements that IDIs were required to implement by December 31, 2010.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, “Presentation of Comprehensive Income,” which revises how entities present comprehensive income in their financial statements.  The ASU requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement, that would include the components of other comprehensive income.  The ASU eliminates the option for presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires that the statement of comprehensive income directly follows the income statement (if using the two statement approach), and requires that reclassification adjustments from other comprehensive income to net income are presented on the face of the financial statements. The ASU does not change the items that an entity must report in other comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is a result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRSs”).  This ASU is largely consistent with existing fair value measurement principles in U.S. GAAP; however, some of the components of this ASU could change how fair value measurement guidance in ASC 820, “Fair Value Measurements and Disclosures,” is applied.  This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The Corporation is already disclosing its fair value measurements in compliance with the converged guidance, and the adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 provides guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties in order to determine when a restructured loan is a troubled debt restructuring. This ASU is effective for the Corporation’s financial statements for annual and interim periods beginning on or after June 15, 2011, and must be applied retrospectively to the beginning of the period of adoption. The adoption of this standard is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2011.

	Level 1	Level 2	Level 3	Total
Investment securities available for sale	$172,000	$44,493,061	$0	$44,665,061

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2011.

	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$2,919,028	$0	$2,919,028
Impaired loans	0	4,208,846	0	4,208,846
Total assets at fair value	$0	$7,127,874	$0	$7,127,874

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2011, and December 31, 2010, are as follows:

	June 30, 2011		December 31, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Assets:
Cash and cash equivalents	$12,084	$12,084	$16,071	$16,071
Investment securities available for sale	44,665	44,665	54,946	54,946
Investment securities held to maturity	45,619	46,454	46,255	46,570
Federal Home Loan Bank stock	2,088	2,088	1,650	1,650
Loans	$173,756	$172,592	$154,978	$153,293
Liabilities:
Deposits	$243,018	$243,387	$239,531	$240,009
FHLB advances	$26,000	$27,334	$26,000	$27,678

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at June 30, 2011, and December 31, 2010, were as follows:

Securities Available For Sale:

June 30, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Treasury securities	$11,109,816	$32,810	$206,606	$10,936,020
State and municipal securities	3,054,000	162,360	0	3,216,360
Residential mortgage-backed securities	29,067,339	1,275,342	2,000	30,340,681
Total debt securities AFS	43,231,155	1,470,512	208,606	44,493,061
Equity securities	174,549	0	2,549	172,000

Total securities AFS	$43,405,704	$1,470,512	$211,155	$44,665,061

December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Treasury securities	$11,061,282	$0	$427,752	$10,633,530
State and municipal securities	5,655,242	190,509	0	5,845,751
Residential mortgage-backed securities	37,423,357	1,090,228	114,746	38,398,839
Total debt securities AFS	54,139,881	1,280,737	542,498	54,878,120
Equity securities	222,664	0	154,863	67,801

Total securities AFS	$54,362,545	$1,280,737	$697,361	$54,945,921

Securities Held to Maturity:

June 30, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$2,995,045	$16,485	$0	$3,011,530
State and municipal securities	23,333,680	374,146	59,540	23,648,286
Residential mortgage-backed securities	19,290,339	514,957	10,979	19,794,317

Total securities HTM	$45,619,064	$905,588	$70,519	$46,454,133

December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$6,999,651	$13,189	$5,080	$7,007,760
State and municipal securities	17,682,419	252,077	138,934	17,795,562
Residential mortgage-backed securities	21,573,376	276,011	82,513	21,766,874

Total securities HTM	$46,255,446	$541,277	$226,527	$46,570,196

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

June 30, 2011	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Treasury securities	$206,606	$8,938,281	$0	$0
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	2,000	949,063	0	0
Total debt securities AFS	208,606	9,887,344	0	0
Temporarily impaired equity securities	0	0	0	0
Other-than-temporarily impaired equity securities	2,549	172,000	0	0
Total securities available for sale	$211,155	$10,059,344	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
U.S. Government Agency	$0	$0	$0	$0
State and municipal securities	59,540	6,218,710	0	0
Residential mortgage-backed securities	10,979	991,527	0	0
Total securities held to maturity	$70,519	$7,210,237	$0	$0

December 31, 2010	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Treasury securities	$427,752	$10,633,530	$0	$0
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	114,746	6,443,200	0	0
Total debt securities AFS	542,498	17,076,730	0	0
Temporarily impaired equity securities	0	0	12,208	57
Other-than-temporarily impaired equity securities	0	0	142,655	67,744
Total securities available for sale	$542,498	$17,076,730	$154,863	$67,801

Securities Held to Maturity
Temporarily impaired debt securities:
U.S. Government Agency	$5,080	$1,994,920	$0	$0
State and municipal securities	138,934	6,795,789	0	0
Residential mortgage-backed securities	82,513	3,819,645	0	0
Total securities held to maturity	$226,527	$12,610,354	$0	$0

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

As of June 30, 2011, the Corporation’s other-than-temporarily impaired equity security was one issue of Fannie Mae preferred stock of $174,549 of amortized cost, unrealized loss of $2,549 recognized in accumulated other comprehensive income and fair value of $172,000. As of December 31, 2010, the Corporation’s other-than-temporarily impaired equity securities were two issues of Fannie Mae and Freddie Mac preferred stock of $210,399 of amortized cost, unrealized loss of $142,655 recognized in accumulated other comprehensive income and fair value of $67,744. In March 2011, the Corporation sold the remaining shares of Freddie Mac preferred stock. Previously in 2008, the Corporation took a charge against earnings of $4,104,901 for the impairment of these preferred stock issues.

In the second quarter of 2011, it was determined that common stock held in the Corporation’s investment portfolio of a FDIC problem bank was impaired and a loss of $12,265 was recognized.

At June 30, 2011, the debt securities with unrealized losses have depreciated 1.6% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio at June 30, 2011 and December 31, 2010, was as follows:

	June 30,	December 31,
	2011	2010

Commercial, financial and agricultural loans	$35,324,355	$27,851,844
Real estate:
Construction loans	11,556,523	16,900,325
Commercial mortgage loans	60,092,855	47,649,217
Residential loans	58,168,203	51,609,504
Agricultural loans	6,771,791	8,428,009
Deposit account overdrafts	299,607	127,189
Consumer loans	4,478,995	5,192,416
Loans Outstanding	176,692,329	157,758,504

Unearned discount	(25,280)	(25,874)
Allowance for loan losses	(2,910,947)	(2,754,614)
Net loans	$173,756,102	$154,978,016

The Corporation’s only significant concentration of credit at June 30, 2011, occurred in real estate loans which totaled approximately $137 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At June 30, 2011, $26,861,788 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at June 30, 2011.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$16,646,116
After one year but within five years	26,409,404
After five years	3,825,358

Total	$46,880,878

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at June 30, 2011.

	Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
Commercial, financial,
agricultural and construction	$25,888,600	$4,346,162	$30,234,762

The following table presents information concerning outstanding balances of nonperforming loans and foreclosed assets for the indicated period.

	Nonperforming loans
	Nonaccrual Loans	Past-Due Loans	Renegotiated Loans	Potential Problem Loans	Total	Foreclosed Assets

June 30, 2011	$377,644	$0	$0	$730,680	$1,108,324	$2,919,028
December 31, 2010	$186,331	$0	$34,012	$829,894	$1,050,237	$3,288,121

The following table is a summary of average loans outstanding during the reported period, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Average loans outstanding	$172,366,651	$160,760,831	$166,745,141	$160,606,862

Amount of allowance for loan losses at beginning of period	$2,870,462	$2,635,659	$2,754,614	$2,532,856

Amount of loans charged off during period:
Commercial, financial and agricultural	116,955	99,507	153,119	119,454
Real estate:
Construction	0	30,312	0	30,312
Commercial	0	0	0	0
Residential	0	0	0	0
Agricultural	0	0	0	0
Installment	0	9,647	8,333	40,208

Total loans charged off	116,955	139,466	161,452	189,974

Amount of recoveries during period:
Commercial, financial and agricultural	900	244,824	5,320	245,952
Real estate:
Commercial	0	0	0	0
Residential	4,677	0	6,731	0
Agricultural	0	0	0	0
Installment	1,863	17,950	5,734	20,133

Total loans recovered	7,440	262,774	17,785	266,085

Net loans charged off (recovered) during period	109,515	(123,308)	143,667	(76,111)
Additions to allowance for loan losses charged to operating expense during period	150,000	150,000	300,000	300,000

Amount of allowance for loan losses at end of period	$2,910,947	$2,908,967	$2,910,947	$2,908,967

Ratio of net charge-offs (recoveries) to average loans outstanding for the period	0.25%	(0.31)%	0.17%	(0.10)%

Management has allocated the allowance for loan losses within the categories of loans set forth in the table below according to amounts deemed reasonably necessary to provide for possible losses. The amount of the allowance applicable to each category and the percentage of loans in each category to total loans are presented below.

	June 30, 2011		December 31, 2010

Category	Allocation	% of Total Loans	Allocation	% of Total Loans
Commercial, financial and agricultural	$372,897	20.0%	$133,636	17.7%
Real estate:
Construction	1,368,856	6.6%	1,395,722	10.7%
Commercial	672,789	34.0%	685,994	30.2%
Residential	285,146	32.9%	301,902	32.7%
Agricultural	0	3.8%	0	5.3%
Installment	211,259	2.7%	237,360	3.4%

Total	$2,910,947	100.0%	$2,754,614	100.0%

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

Loans placed on nonaccrual status amounted to $377,644 and $186,331 at June 30, 2011, and December 31, 2010, respectively. There were no past due loans over ninety days and still accruing at June 30, 2011, and December 31, 2010. The accrual of interest is discontinued when the loan is placed on nonaccrual status. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $6,462 and $4,365 as of June 30, 2011, and December 31, 2010, respectively. In 2010, a settlement was made of a $1,282,905 loan placed on interest nonaccrual in 2009.

The following table presents an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of June 30, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$139,088	$0	$139,088	$13,828	$35,171,439	$35,324,355
Real estate:
Construction loans	457,197	0	457,197	0	11,099,326	11,556,523
Commercial mortgage loans	485,408	0	485,408	318,808	59,288,639	60,092,855
Residential loans	1,503,460	0	1,503,460	29,306	56,635,437	58,168,203
Agricultural loans	0	0	0	0	6,771,791	6,771,791
Consumer & other loans	23,791	0	23,791	15,702	4,739,109	4,778,602

Total loans	$2,608,944	$0	$2,608,944	$377,644	$173,705,741	$176,692,329

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

At June 30, 2011, and December 31, 2010, impaired loans amounted to $4,208,846 and $4,083,365, respectively. Included in the allowance for loan losses was $0 related to impaired loans at June 30, 2011 and December 31, 2010. The large majority of the Corporation’s impaired loans were partially charged-off to their fair value determined primarily using the loans’ collateral fair value. Therefore, no reserve amount was recorded in the allowance for loan losses for these impaired loans.

For the periods ended June 30, 2011, and December 31, 2010, the average recorded investment in impaired loans was $4,084,058 and $21,552, respectively. Interest income was recognized for cash payments received on loans while they were impaired of $75,730 and $0 at June 30, 2011, and June 30, 2010, respectively.

The following table presents impaired loans, segregated by class of loans as of June 30, 2011:

	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Year-to-date Average Recorded Investment

Commercial, financial and agricultural loans	$0	$0	$0	$0
Real estate:
Construction loans	0	0	0	0
Commercial mortgage loans	4,083,365	4,083,365	0	4,083,365
Residential loans	125,481	125,481	0	693
Agricultural loans	0	0	0	0
Consumer & other loans	0	0	0	0

Total loans	$4,208,846	$4,208,846	$0	$4,084,058

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of June 30, 2011, all Grade 8 loans have been charged-off.

The following table presents internal loan grading by class of loans as of June 30, 2011:

	1	2	3	4	5	6	7	Total

Commercial, financial and agricultural loans	$492,291	$15,000	$29,687,541	$4,522,242	$316,736	$290,545	$0	$35,324,355
Real estate:
Construction loans	0	1,185,147	5,483,918	2,255,537	2,517,084	114,837	0	11,556,523
Commercial mortgage loans	0	11,947	32,422,458	16,895,186	5,857,453	4,905,811	0	60,092,855
Residential loans	30,884	193,881	41,439,410	12,707,081	2,033,106	1,688,283	75,558	58,168,203
Agricultural loans	0	1,102,578	4,266,183	798,136	119,684	485,210	0	6,771,791
Consumer & other loans	434,773	19,724	3,686,376	418,504	113,409	105,816	0	4,778,602

Total loans	$957,948	$2,528,277	$116,985,886	$37,596,686	$10,957,472	$7,590,502	$75,558	$176,692,329

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

The calculation of ALL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

 Changes in the allowance for loan losses are as follows:

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Beginning balance	$2,870,462	$2,635,659	$2,754,614	$2,532,856
Provision charged to operations	150,000	150,000	300,000	300,000
Loans charged off	(116,955)	(139,466)	(161,452)	(189,974)
Recoveries	7,440	262,774	17,785	266,085

Ending balance	$2,910,947	$2,908,967	$2,910,947	$2,908,967

The following table details activity in the ALL by class of loans for the three and six month periods ended June 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

Three months ended June 30, 2011:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, March 31, 2011	$193,479	$1,437,763	$706,657	$307,488	$0	$225,075	$2,870,462

Charge-offs	116,955	0	0	0	0	0	116,955
Recoveries	900	0	0	4,677	0	1,863	7,440
Net charge-offs	116,055	0	0	(4,677)	0	(1,863)	109,515
Provisions charged to operations	295,473	(68,907)	(33,868)	(27,019)	0	(15,679)	150,000
Balance at end of period, June 30, 2011	$372,897	$1,368,856	$672,789	$285,146	$0	$211,259	$2,910,947

Six months ended June 30, 2011:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2010	$133,636	$1,395,722	$685,994	$301,902	$0	$237,360	$2,754,614

Charge-offs	153,119	0	0	0	0	8,333	161,452
Recoveries	5,320	0	0	6,731	0	5,734	17,885
Net charge-offs	147,799	0	0	(6,731)	0	2,599	143,667
Provisions charged to operations	387,060	(26,866)	(13,205)	(23,487)	0	(23,502)	300,000
Balance at end of period, June 30, 2011	$372,897	$1,368,856	$672,789	$285,146	$0	$211,259	$2,910,947

The following tables present the balance in the ALL and the recorded investment in loans by portfolio segment and based on impairment evaluation as of June 30, 2011, and December 31, 2010.

June 30, 2011	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for Loan Losses – Ending balances:
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	372,897	1,368,856	672,789	285,146	0	211,259	2,910,947
Balance at end of period	372,897	1,368,856	672,789	285,146	0	211,259	2,910,947

Loans – Ending balances:
Individually evaluated for impairment	217,245	0	9,283,042	1,300,579	485,209	0	11,286,075
Collectively evaluated for impairment	35,107,110	11,556,523	50,809,813	56,867,624	6,286,582	4,778,602	165,406,254
Balance at end of period	35,324,355	11,556,523	60,092,855	58,168,203	6,771,791	4,778,602	176,692,329

December 31, 2010
Allowance for Loan Losses – Ending balances:
Individually evaluated for impairment	0	0	0	0	0	0	0
Collectively evaluated for impairment	133,636	1,395,722	685,994	301,902	0	237,360	2,754,614
Balance at end of period	133,636	1,395,722	685,994	301,902	0	237,360	2,754,614

Loans – Ending balances:
Individually evaluated for impairment	352,591	6,637,983	9,127,008	1,452,726	1,954,531	0	19,524,839
Collectively evaluated for impairment	27,499,253	10,262,342	38,522,209	50,156,778	6,473,478	5,319,605	138,233,665
Balance at end of period	$27,851,844	$16,900,325	$47,649,217	$51,609,504	$8,428,009	$5,319,605	$157,758,504

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	June 30,	December 31,
	2011	2010

Allowance for loss on impaired loans	$0	$0
Recorded balance of impaired loans	$4,208,846	$4,083,365

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $97,000 and $662,941 for the periods ended June 30, 2011, and December 31, 2010, respectively.

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

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Lowndes, Thomas, and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have five full-service banking facilities and seven automated teller machines.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a new full-service banking center that was completed and opened in June of 2010 and a mortgage origination office that opened in January 2011 both in Valdosta, Georgia. Continuing our expansion in the Valdosta market, we have recently acquired a location to build our second banking center which we expect to be completed by the first quarter of 2012.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September of 2007, the Federal Reserve Bank began decreasing it by 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through June 2011.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the second quarter of 2011, noninterest income was 29.5% of the Corporation’s total revenue.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve solid results in the second quarter of 2011. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities.

Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

The Corporation’s nonperforming assets decreased to $3.469 million at the end of June 2011 compared with $4.167 million at June 30, 2010. This decrease is primarily due to the sale of several foreclosed assets.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of June 30, 2011, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at June 30, 2011, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At June 30, 2011, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2011, total capital increased $1.2 million to $27.9 million and increased $822 thousand from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.27% as of June 30, 2011. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2011, was $591 thousand, down $315 thousand, or 34.8%, from net income of $906 thousand for the second quarter of 2010. The decrease in net income reflects $439 thousand lower gains on the sale of securities compared with the second quarter of last year as well as increased salary and employee benefit expenses related to staffing the full-service banking center and mortgage origination office in Valdosta, Georgia.

On a per share basis, net income for the second quarter was $0.23 per diluted share compared with $0.36 per diluted share for the same quarter in 2010. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as second quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2011	2011	2010	2010	2010
Return on average total assets	0.76%	0.48%	0.40%	0.31%	1.21%
Return on average total equity	8.59%	5.57%	4.42%	3.49%	13.56%
Average shareholders’ equity to Average total assets	8.79%	8.57%	9.14%	8.98%	8.95%
Net interest margin (tax equivalent)	4.21%	3.81%	3.84%	3.76%	4.07%

Comparison of Statements of Income for the Quarter

Total interest income increased $47 thousand to $3.4 million for the three months ended June 30, 2011, compared with the same period in 2010, reflecting higher interest and fee income on loans of $124 thousand. Partially offsetting this increase was a $68 thousand decrease in interest on investment securities mainly due to reinvesting proceeds from the sale, call or maturity of higher-yielding securities into lower-yielding investments. Total investment securities yield dropped 91 basis points compared with the same quarter a year ago. Also, interest on deposits in other banks decreased $9 thousand when compared with the second quarter of 2010.

Total interest expense decreased $177 thousand, or 23.8%, to $567 thousand in the second quarter of 2011 compared with the same period in 2010. Interest paid on deposits decreased $180 thousand, or 33.6%, during the second quarter of 2011 due to the low interest rate environment. The average rate paid on average time deposits has decreased 56 basis points since June 30, 2010. Interest on total borrowings remained relatively flat compared with the same quarter in 2010.

 The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $2.9 million for the second quarter of 2011 compared with $2.6 million in net interest income in the 2010 second quarter. Net interest income after provision for loan losses for the second quarter of 2011 was $2.7 million compared with $2.5 million for the same period in 2010. The provision for loan losses was $150 thousand for each of the second quarters of 2011 and 2010. The Corporation’s net interest margin was 4.21% for the second quarter of 2011, up 14 basis points from the same period last year. The increase in net interest margin was due to higher loan volume and loan origination fees, reinvestment of excess daily deposits with banks to higher yielding securities, and significantly lower funding costs.

Noninterest income was $1.4 million for the second quarter of 2011, down $411 thousand from the same period in 2010. The change was primarily the result of a decline in the gain on sold securities, of which a $188 thousand gain was recorded in the second quarter of 2011 compared with a $628 thousand gain on the sale of securities in the second quarter last year. A net loss on the sale or disposition of assets was recognized in the second quarter of 2011 representing the sale and writedown of two foreclosed properties. Service charges on deposit accounts also declined $67 thousand, or 16.7%, compared with the second quarter of 2010, primarily due to new Regulation E rules pertaining to overdraft fees enacted last year. Partially offsetting these decreases was a $110 thousand increase in mortgage banking services driven by problem loan resolution at the Corporation’s mortgage banking subsidiary. Also contributing was income from insurance services, which increased $19 thousand compared with the second quarter of 2010.

Noninterest expense increased $270 thousand to $3.4 million for the second quarter of 2011 compared with the second quarter of 2010. The largest component of noninterest expense, salaries and employee benefits, increased $153 thousand to $1.9 million for the second quarter due to staff expansion at the Valdosta Banking Center. Occupancy and data processing expense increased $15 thousand and $10 thousand, respectively. Other operating expenses also increased $92 thousand due primarily to higher foreclosed asset expenses. All other components of noninterest expense remained relatively flat.

Comparison of Statements of Income for the Six-month Period

Total interest income for the first six months of 2011 decreased $74 thousand to $6.6 million when compared with the same period in 2010. This decrease was primarily due to a $203 thousand decrease in interest on investment securities due to the sale, maturity or call of higher yielding securities. Interest on deposits in other banks decreased $10 thousand compared with the first half of 2010. These decreases were partially offset by an increase in interest and fees on loans of $138 thousand due to a $6.1 million higher average volume of loans and increased loan origination fees compared with the first half of last year.

Total interest expense for the six-month period ended June 30, 2011, decreased $367 thousand, or 24.0%, compared with the same period in 2010. The decrease in interest expense was primarily related to lower interest paid on interest-bearing deposits of $370 thousand, or 33.2%, compared with the first half of 2010 reflecting lower interest rates. Interest on total borrowings remained relatively flat for the first six months of 2011 compared with the same period last year.

Net interest income for the first six months of 2011 was 5.7% higher at $5.4 million compared with $5.1 million for the same period in 2010, mainly as a result of lower interest paid on deposits and higher income from loans. Net interest income after provision for loan losses was $5.1 million for the first half of 2011 compared with $4.8 for the same period in 2010. A provision for loan losses of $300 thousand was recognized in the first six months of 2011 and 2010. Net interest margin was 4.01% for the first six months of 2011, up slightly from 4.00% for the first half of 2010.

For the first six months of 2011, noninterest income was $2.7 million, down 10.8% from the same period in 2010. As previously noted, the decrease was primarily attributed to a $314 thousand lower net gain on the sale of securities for the first six months of 2011 compared with the same period in 2010. We also recognized a $150 thousand provision for market value losses in foreclosed assets and a decrease in service charges on deposit accounts of $85 thousand, or 10.8%, when compared with the same period of 2010. These decreases in revenue were partially offset by income from insurance services which increased $52 thousand, or 8.5%, when compared with the six-month period in 2010. Revenue from mortgage banking services increased $84 thousand compared with the same period in 2010.

Noninterest expense increased $510 thousand for the first six months of 2011 compared with the same period last year. The change was mainly due to a $378 thousand increase in salary and employee benefits related to staffing Valdosta’s banking center and its mortgage origination office. Occupancy and data processing expense increased $40 thousand and $23 thousand, respectively. Other operating expenses also increased by $63 thousand, a reflection of higher foreclosed asset expenses offset by decreased insurance assessments to the FDIC.

Comparison of Financial Condition Statements

At June 30, 2011, total assets were $301.4 million, up from $296.4 million at December 31, 2010. Comparing second quarter 2011 with second quarter 2010, the increase in total assets was primarily due to solid loan growth funded by growth in deposits. Total loans increased $18.9 million, or 12.0%, to $176.7 million when compared with $157.8 million at December 31, 2010. Loan growth was driven primarily by our expansion into the Valdosta market where the Corporation opened a new full-service banking center in June 2010. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 58.6% of total assets.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represented 32.8% of total assets. Investment securities decreased $10.5 million and short-term investments decreased $4.5 million since December 31, 2010. This resulted in an overall decrease in investments of $15.0 million.

Deposits increased to $243.0 million at the end of the second quarter of 2011, up $3.5 million from the end of 2010. Deposit growth was primarily due to a $7.2 million increase in noninterest-bearing business accounts, also driven by the Valdosta market, and a $5.5 million increase in public NOW accounts which were partially offset by a $6.7 million decline in time deposits, a product that typically has a higher cost of funds. At June 30, 2011, total deposits represented 80.6% of total assets.

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

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.65% of total loans outstanding at June 30, 2011, compared with 1.75% of loans outstanding at December 31, 2010, and 1.83% at June 30, 2010. Net charge-offs in the 2011 second quarter were $110 thousand compared with net charge-offs of $398 thousand in the fourth quarter last year and $123 thousand net recoveries in the second quarter of 2010. Management considers the allowance for loan losses as of June 30, 2011, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $3.5 million, or 1.15% of total assets, in the second quarter of 2011, flat from $3.5 million, or 1.19% of total assets, at the end of 2010, and down from $4.2 million, or 1.40% of total assets in the same period last year. Nonperforming assets decreased over the prior year period primarily due to the sale of foreclosed properties. There were $2.9 million of foreclosed properties in nonperforming assets at the end of the second quarter of 2011 compared with $3.7 million at the end of last year’s second quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	June 30, 2011	June 30, 2010
Commitments to extend credit	$11,707	$11,811
Standby letters of credit and financial guarantees	$45	$10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At June 30, 2011, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 16.66%, which is over 66 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	June 30, 2011	For Well Capitalized	Minimum Guidelines
Tier 1 capital	15.41%	6.00%	4.00%
Total risk based capital	16.66%	10.00%	8.00%
Tier 1 leverage ratio	8.92%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	June 30, 2011	For Well Capitalized	Minimum Guidelines
Tier 1 capital	14.76%	6.00%	4.00%
Total risk based capital	16.02%	10.00%	8.00%
Tier 1 leverage ratio	8.54%	5.00%	3.00%

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

Date: August 15, 2011

