Form 10-Q
period 2011-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2011-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2011

[ ]	Transition report under Section 13 or 15(d) of the Exchange Act.
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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At October 27, 2011
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2011

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - September 30, 2011 (unaudited) and
	December 31, 2010 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months and
	the nine months ended September 30, 2011 and 2010.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and the nine months ended September 30, 2011 and 2010.	4

d.	Consolidated statements of cash flows (unaudited) for the nine months
	ended September 30, 2011 and 2010.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	35

ITEM 4.	CONTROLS AND PROCEDURES	35

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	36

SIGNATURE		37

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2011 and December 31, 2010
	(Unaudited)	(Audited)
	September 30,	December 31,
	2011	2010
ASSETS
Cash and due from banks	$5,602,273	$5,111,869
Interest-bearing deposits in other banks	6,861,631	10,958,766
Cash and cash equivalents	12,463,904	16,070,635
Investment securities available for sale, at fair value	31,945,493	54,945,921
Investment securities held to maturity (fair value
approximates $46,715,108 and $46,570,196)	45,296,745	46,255,446
Federal Home Loan Bank stock, at cost	1,943,000	1,649,900
Total investment securities	79,185,238	102,851,267

Loans	182,467,540	157,758,504
Less: Unearned income	(25,562)	(25,874)
Allowance for loan losses	(2,903,305)	(2,754,614)
Loans, net	179,538,673	154,978,016

Premises and equipment, net	9,668,523	9,221,341
Foreclosed assets, net	2,364,838	3,288,121
Intangible assets	602,335	640,876
Bank owned life insurance	4,537,397	3,029,314
Other assets	5,393,461	6,324,361

Total assets	$293,754,369	$296,403,931

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$27,313,899	$29,238,582
Money Market	46,410,601	50,468,227
Savings	24,411,143	22,635,415
Certificates of deposit $100,000 and over	31,273,831	32,472,318
Other time accounts	60,116,101	65,858,838
Total interest-bearing deposits	189,525,575	200,673,380
Noninterest-bearing deposits	47,361,101	38,857,679
Total deposits	236,886,676	239,531,059

Short-term borrowed funds	2,000,000	2,000,000
Long-term debt	22,000,000	24,000,000
Other liabilities	4,651,185	4,097,279
Total liabilities	265,537,861	269,628,338

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	18,735,784	17,925,895
Accumulated other comprehensive income (loss)	(400,849)	(1,031,875)
Treasury stock, at cost 1,745,998 shares for 2011
and 2010	(26,113,795)	(26,113,795)
Total stockholders' equity	28,216,508	26,775,593

Total liabilities and stockholders' equity	$293,754,369	$296,403,931

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$2,605,362	$2,502,409	$7,708,466	$7,467,286
Interest on taxable securities available for sale	262,643	335,313	1,061,942	1,430,868
Interest on taxable securities held to maturity	155,536	160,849	500,335	451,599
Interest on tax exempt securities	190,656	153,810	506,217	436,785
Dividends	3,753	3,291	10,738	3,783
Interest on deposits in other banks	7,203	17,397	26,955	46,593
Total interest income	3,225,153	3,173,069	9,814,653	9,836,914

Interest expense:
Interest on deposits	324,216	495,753	1,070,131	1,611,566
Interest on federal funds purchased	1	1	1,788	2
Interest on other short-term borrowings	13,306	40,802	30,436	110,751
Interest on long-term debt	191,427	169,780	590,154	514,130
Total interest expense	528,950	706,336	1,692,509	2,236,449
Net interest income	2,696,203	2,466,733	8,122,144	7,600,465
Provision for loan losses	480,000	150,000	780,000	450,000
Net interest income after provision for loan losses	2,216,203	2,316,733	7,342,144	7,150,465

Noninterest income:
Service charges on deposit accounts	373,659	401,846	1,075,437	1,188,343
Income from trust services	52,887	66,598	163,521	187,490
Income from retail brokerage services	73,178	57,767	248,037	228,575
Income from insurance services	272,596	237,459	934,779	847,839
Income from mortgage banking services	346,467	308,546	1,119,245	997,142
Provision for foreclosed property losses	(75,000)	(75,000)	(225,000)	(200,000)
Net loss on sale or disposition of assets	(110,582)	(23,583)	(163,785)	(20,766)
Net gain on the sale of securities	156,045	0	376,604	534,973
Net loss on the impairment of equity securities	0	0	(12,265)	0
Other income	98,700	115,613	407,375	393,748
Total noninterest income	1,187,950	1,089,246	3,923,948	4,157,344

Noninterest expense:
Salaries and employee benefits	1,965,606	1,739,443	5,782,322	5,177,824
Occupancy expense	261,844	237,600	716,962	652,736
Equipment expense	216,477	200,838	578,197	560,726
Data processing expense	256,787	255,049	774,509	749,778
Amortization of intangible assets	55,816	51,910	163,541	155,729
Other operating expenses	624,097	663,680	1,969,517	1,946,480
Total noninterest expenses	3,380,627	3,148,520	9,985,048	9,243,273
Income before income taxes	23,526	257,459	1,281,044	2,064,536
Provision (benefit) for income taxes	(75,367)	18,274	216,372	512,635
Net income	$98,893	$239,185	$1,064,672	$1,551,901

Earnings per share of common stock:
Net income, basic	$0.04	$0.09	$0.42	$0.61
Net income, diluted	$0.04	$0.09	$0.42	$0.61
Dividends paid per share	$—	$—	$0.10	$0.10
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837	2,547,875	2,547,913

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2011	2010	2011	2010

Net income	$98,893	$239,185	$1,064,672	$1,551,901
Other comprehensive income, net of tax:
Unrealized gain on securities
available for sale, net of tax expense
of $95,240 and $(19,100) for the quarter
and of $325,074 and $250,210 for the year	184,879	(37,078)	631,026	485,702
Total comprehensive income	$283,772	$202,107	$1,695,698	$2,037,603

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	2011	2010
Net income	$1,064,672	$1,551,901
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	780,000	450,000
Provision for foreclosed asset losses	225,000	200,000
Depreciation	599,462	581,756
Net amortization and (accretion) of investment securities	271,501	196,221
Income on cash surrender value of bank owned life insurance	(108,081)	(115,405)
Amortization of intangibles	163,541	155,729
Loss on sale/writedown of foreclosed assets	166,605	40,999
Net loss on the impairment of equity securities	12,265	0
Net gain on sale of securities	(376,604)	(534,973)
Net (gain) loss on disposal of other assets	(2,820)	20,767
Change in:
Funds held related to mortgage banking activities	501,308	(16,453)
Other assets	453,824	369,052
Other liabilities	52,598	(140,558)
Net cash provided by operating activities	3,803,271	2,759,036

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	12,620,888	3,572,325
Proceeds from calls, paydowns and maturities of securities AFS	9,020,707	6,559,746
Proceeds from sale of securities available for sale	23,188,518	17,856,535
Purchase of securities held to maturity	(11,865,948)	(24,064,431)
Purchase of securities available for sale	(8,249,195)	(1,633,218)
Net change in loans	(26,009,077)	(1,208,584)
Purchase bank owned life insurance	(1,400,002)	0
Expenditures for improvements to other real estate owned	(42,401)	0
Purchase of premises and equipment	(1,048,824)	(1,995,816)
Proceeds from sales of other assets	1,274,499	697,380
Net cash provided for investing activities	(2,510,835)	(216,063)

Cash flows from financing activities:
Net change in deposits	(2,644,383)	18,217,132
Payment of short-term debt	(2,000,000)	0
Cash dividends paid	(254,784)	(254,784)
Net cash provided for financing activities	(4,899,167)	17,962,348

Increase(decrease) in cash and cash equivalents	(3,606,731)	20,505,321
Cash and cash equivalents - beginning of period	16,070,635	23,296,417
Cash and cash equivalents - end of period	$12,463,904	$43,801,738

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$668,420	$120,165
Unrealized gain (loss) on securities available for sale	$956,100	$735,912

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. in Milledgeville, Georgia. Our first full-service banking center in Valdosta, Georgia opened in June 2010 and a mortgage origination office was opened in January 2011 in Valdosta, Georgia. Construction has begun on our second banking center in Valdosta and the new branch is expected to be open in the first quarter of 2012.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $166,043 at September 30, 2011.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of September 30, 2011, the valuation allowance for foreclosed asset losses was $500,000.

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

The Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), included in FASB ASC Subtopic 740-10, Income Taxes, as of June 30, 2006. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is greater than 50 percent likely of being realized on examination.  For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The adoption had no effect on the Corporation’s financial statement for the quarter ending September 30, 2011.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the third quarter of 2011 were $35,561 and $118,956 for the nine-month period.

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

On September 29, 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective on January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized on November 2, 2009. As a result, the Corporation is carrying a prepaid asset of $753 thousand as of September 30, 2011. The Corporation’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Corporation.

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

Recent Accounting Pronouncements

In September, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-08, “Intangibles – Goodwill and Other.” This ASU is intended to simplify how an entity tests goodwill for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The ASU will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which revises how entities present comprehensive income in their financial statements.  The ASU requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements.  In a continuous statement of comprehensive income, an entity would be required to present the components of the income statement as presented today, along with the components of other comprehensive income.  In the two-statement approach, an entity would be required to present a statement that is consistent with the income statement format used today, along with a second statement, which would immediately follow the income statement, that would include the components of other comprehensive income.  The ASU eliminates the option for presenting components of other comprehensive income as part of the statement of changes in stockholders’ equity, requires that the statement of comprehensive income directly follows the income statement (if using the two statement approach), and requires that reclassification adjustments from other comprehensive income to net income are presented on the face of the financial statements. The ASU does not change the items that an entity must report in other comprehensive income.  ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2011.

	Level 1	Level 2	Level 3	Total
Investment securities available for sale	$152,000	$31,793,493	$0	$31,945,493

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2011.

	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$2,364,838	$0	$2,364,838
Impaired loans	0	8,017,159	0	8,017,159
Total assets at fair value	$0	$10,381,997	$0	$10,381,997

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2011, and December 31, 2010, are as follows:

	September 30, 2011		December 31, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Assets:
Cash and cash equivalents	$12,464	$12,464	$16,071	$16,071
Investment securities available for sale	31,945	31,945	54,946	54,946
Investment securities held to maturity	45,297	46,715	46,255	46,570
Federal Home Loan Bank stock	1,943	1,943	1,650	1,650
Loans	$179,539	$178,627	$154,978	$153,293
Liabilities:
Deposits	$236,887	$237,234	$239,531	$240,009
FHLB advances	$24,000	$25,209	$26,000	$27,678

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at September 30, 2011, and December 31, 2010, were as follows:

Securities Available For Sale:

September 30, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$3,054,000	$142,353	$0	$3,196,353
Residential mortgage-backed securities	27,177,468	1,419,672	0	28,597,140
Total debt securities AFS	30,231,468	1,562,025	0	31,793,493
Equity securities	174,549	0	22,549	152,000

Total securities AFS	$30,406,017	$1,562,025	$22,549	$31,945,493

December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Treasury securities	$11,061,282	$0	$427,752	$10,633,530
State and municipal securities	5,655,242	190,509	0	5,845,751
Residential mortgage-backed securities	37,423,357	1,090,228	114,746	38,398,839
Total debt securities AFS	54,139,881	1,280,737	542,498	54,878,120
Equity securities	222,664	0	154,863	67,801

Total securities AFS	$54,362,545	$1,280,737	$697,361	$54,945,921

Securities Held to Maturity:

September 30, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$995,190	$10,220	$0	$1,005,410
State and municipal securities	26,187,405	742,318	18,084	26,911,639
Residential mortgage-backed securities	18,114,150	683,909	0	18,798,059

Total securities HTM	$45,296,745	$1,436,447	$18,084	$46,715,108

December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$6,999,651	$13,189	$5,080	$7,007,760
State and municipal securities	17,682,419	252,077	138,934	17,795,562
Residential mortgage-backed securities	21,573,376	276,011	82,513	21,766,874

Total securities HTM	$46,255,446	$541,277	$226,527	$46,570,196

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

September 30, 2011	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
State and municipal securities	$0	$0	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	0	0	0	0
Temporarily impaired equity securities	0	0	0	0
Other-than-temporarily impaired equity securities	22,549	152,000	0	0
Total securities available for sale	$22,549	$152,000	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
U.S. Government Agency	$0	$0	$0	$0
State and municipal securities	18,084	2,626,183	0	0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$18,084	$2,626,183	$0	$0

December 31, 2010	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Treasury securities	$427,752	$10,633,530	$0	$0
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	114,746	6,443,200	0	0
Total debt securities AFS	542,498	17,076,730	0	0
Temporarily impaired equity securities	0	0	12,208	57
Other-than-temporarily impaired equity securities	0	0	142,655	67,744
Total securities available for sale	$542,498	$17,076,730	$154,863	$67,801

Securities Held to Maturity
Temporarily impaired debt securities:
U.S. Government Agency	$5,080	$1,994,920	$0	$0
State and municipal securities	138,934	6,795,789	0	0
Residential mortgage-backed securities	82,513	3,819,645	0	0
Total securities held to maturity	$226,527	$12,610,354	$0	$0

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

As of September 30, 2011, the Corporation’s other-than-temporarily impaired equity security was one issue of Fannie Mae preferred stock of $174,549 of amortized cost, unrealized loss of $22,549 recognized in accumulated other comprehensive income and fair value of $152,000. As of December 31, 2010, the Corporation’s other-than-temporarily impaired equity securities were two issues of Fannie Mae and Freddie Mac preferred stock of $210,399 of amortized cost, unrealized loss of $142,655 recognized in accumulated other comprehensive income and fair value of $67,744. In March 2011, the Corporation sold the remaining shares of Freddie Mac preferred stock. Previously in 2008, the Corporation took a charge against earnings of $4,104,901 for the impairment of these preferred stock issues.

In the second quarter of 2011, it was determined that common stock held in the Corporation’s investment portfolio of a FDIC problem bank was impaired and a loss of $12,265 was recognized.

At September 30, 2011, the debt securities with unrealized losses have depreciated 0.7% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at September 30, 2011 and December 31, 2010, was as follows:

	September 30, 2011		December 31, 2010

Commercial, financial and agricultural loans	$36,741,361	20.1%	$27,851,844	17.7%
Real estate:
Construction loans	12,189,089	6.7%	16,900,325	10.7%
Commercial mortgage loans	62,770,975	34.4%	47,649,217	30.2%
Residential loans	59,490,131	32.6%	51,609,504	32.7%
Agricultural loans	6,933,366	3.8%	8,428,009	5.3%
Deposit account overdrafts	71,943	0.1%	127,189	0.1%
Consumer loans	4,270,675	2.3%	5,192,416	3.3%

Loans Outstanding	182,467,540	100.0%	157,758,504	100.0%

Unearned discount	(25,562)		(25,874)
Allowance for loan losses	(2,903,305)		(2,754,614)
Net loans	$179,538,673		$154,978,016

The Corporation’s only significant concentration of credit at September 30, 2011, occurred in real estate loans which totaled approximately $141 million. However, this amount was not concentrated in any specific segment within the market or geographic area. Average loans outstanding were $179,093,448 for the three months and $170,906,475 for the nine months ended September 30, 2011.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At September 30, 2011, $27,869,446 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at September 30, 2011.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$16,128,249
After one year but within five years	29,129,025
After five years	3,673,176

Total	$48,930,450

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at September 30, 2011.

	Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
Commercial, financial,
agricultural and construction	$27,766,745	$5,035,456	$32,802,201

The following table presents information concerning outstanding balances of nonaccrual, past-due, renegotiated and potential problem loans as well as foreclosed assets for the indicated period.

	Nonaccrual Loans	Past-Due Loans	Renegotiated Loans	Potential Problem Loans	Total	Foreclosed Assets
September 30, 2011	$4,286,033	$0	$51,998	$39,452	$4,377,483	$2,364,838
December 31, 2010	$186,331	$0	$34,012	$829,894	$1,050,237	$3,288,121

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

Loans placed on nonaccrual status amounted to $4,286,033 and $186,331 at September 30, 2011, and December 31, 2010, respectively. There were no past due loans over ninety days and still accruing at September 30, 2011, and December 31, 2010. The accrual of interest is discontinued when the loan is placed on nonaccrual status. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $28,614 and $4,365 as of September 30, 2011, and December 31, 2010, respectively.

The following table presents an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of September 30, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$302,620	$0	$302,620	$17,713	$36,421,028	$36,741,361
Real estate:
Construction loans	227,486	0	227,486	98,961	11,862,642	12,189,089
Commercial mortgage loans	957,967	0	957,967	3,932,931	57,880,077	62,770,975
Residential loans	355,172	0	355,172	236,118	58,898,841	59,490,131
Agricultural loans	0	0	0	0	6,933,366	6,933,366
Consumer & other loans	31,656	0	31,656	310	4,310,652	4,342,618

Total loans	$1,874,901	$0	$1,874,901	$4,286,033	$176,306,606	$182,467,540

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

At September 30, 2011, and December 31, 2010, impaired loans amounted to $8,017,159 and $4,083,365, respectively. Included in the allowance for loan losses was $300,000 related to impaired loans at September 30, 2011 and $0 at December 31, 2010. The large majority of the Corporation’s impaired loans were partially charged-off to their fair value determined primarily using the loans’ collateral fair value. In September 2011, a $4,122,000 commercial real estate loan was charged down by $412,000 and placed in nonaccrual with a $300,000 specific reserve for loan losses. On October 31, 2011, this large nonaccrual loan was paid off and a recovery was recorded.

The following table presents impaired loans, segregated by class of loans as of September 30, 2011:

	Unpaid Principal Balance	Recorded Investment with Allowance	Related Allowance	Year-to-date Average Recorded Investment	Interest Income Received During Impairment

Commercial, financial and agricultural loans	$98,680	$98,680	$0	$361	$0
Real estate:
Construction loans	0	0	0	0	0
Commercial mortgage loans	7,793,340	8,093,340	300,000	4,127,431	114,010
Residential loans	125,139	125,139	0	42,630	1,329
Agricultural loans	0	0	0	0	0
Consumer & other loans	0	0	0	0	0

Total loans	$8,017,159	$8,317,159	$300,000	$4,170,422	$115,339

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

Grade 5a – Watch – Loans graded 5a contain a discernible weakness; however, the weakness is not sufficiently pronounced so as to cause concern for the possible loss of interest or principal. Loans in this category may exhibit outward signs of stress, such as slowness in financial disclosures or recent payments. However, such signs are not of long duration or of sufficient severity that default appears imminent. Loans in this category are not so deficient as to cause alarm, but do require close monitoring for further deterioration and possible downgrade.

Grade 5b – Other Assets Especially Mentioned – Loans graded 5b may otherwise be classified more severely except that the loan is well secured by properly margined collateral, it is generally performing in accordance with the original contract or modification thereof and such performance has seasoned for a period of 90 days, or the ultimate collection of all principal and interest is reasonably expected. Loans in this grade are unsupported by sufficient evidence of the borrower’s sound net worth or repayment capacity or may be subject to third party action that would cause concern for future prompt repayment.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of September 30, 2011, all Grade 8 loans have been charged-off.

The following table presents internal loan grading by class of loans as of September 30, 2011:

	1	2	3	4	5a	5b	6	7	Total

Commercial, financial and agricultural loans	$361,340	$26,000	$30,142,358	$5,712,563	$262,418	$0	$218,969	$17,713	$36,741,361
Real estate:
Construction loans	0	1,167,936	6,154,899	2,238,085	17,381	2,507,341	103,447	0	12,189,089
Commercial mortgage loans	0	10,150	32,488,549	16,037,208	1,349,909	4,403,475	8,481,684	0	62,770,975
Residential loans	30,675	190,078	40,735,340	15,100,079	1,191,485	900,609	1,341,865	0	59,490,131
Agricultural loans	0	1,102,578	4,216,920	952,967	119,684	475,351	65,866	0	6,933,366
Consumer & other loans	302,898	26,647	3,240,409	569,547	58,500	22,010	122,607	0	4,342,618

Total loans	$694,913	$2,523,389	$116,978,475	$40,610,449	$2,999,377	$8,308,786	$10,334,438	$17,713	$182,467,540

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and nine month periods ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 1.08% for the three months and 0.49% for the nine months ended September 30, 2011.

Three months ended September 30, 2011:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, June 30, 2011	$372,897	$1,368,856	$672,789	$285,146	$0	$211,259	$2,910,947

Charge-offs	65,490	0	412,219	16,458	0	0	494,167
Recoveries	700	0	0	3,118	0	2,707	6,525
Net charge-offs	64,790	0	412,219	13,340	0	(2,707)	487,642
Provisions charged to operations	66,771	(295,847)	792,178	(31,286)	0	(51,816)	480,000
Balance at end of period, September 30, 2011	$374,878	$1,073,009	$1,052,748	$240,520	$0	$162,150	$2,903,305

Nine months ended September 30, 2011:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2010	$133,636	$1,395,722	$685,994	$301,902	$0	$237,360	$2,754,614

Charge-offs	218,609	0	412,219	16,458	0	8,333	655,619
Recoveries	6,020	0	0	9,849	0	8,441	24,310
Net charge-offs	212,589	0	412,219	6,609	0	(108)	631,309
Provisions charged to operations	453,831	(322,713)	778,973	(54,773)	0	(75,318)	780,000
Balance at end of period, September 30, 2011	$374,878	$1,073,009	$1,052,748	$240,520	$0	$162,150	$2,903,305

Ending balance -
Individually evaluated for impairment	$0	$0	$300,000	$0	$0	$0	$300,000
Collectively evaluated for impairment	374,878	1,073,009	752,748	240,520	0	162,150	2,603,305
Balance at end of period	$374,878	$1,073,009	$1,052,748	$240,520	$0	$162,150	$2,903,305

Loans:
Ending balance -
Individually evaluated for impairment	$230,650	$98,961	$8,481,684	$1,129,445	$0	$0	$9,940,740
Collectively evaluated for impairment	36,510,711	12,090,128	54,289,291	58,360,686	6,933,366	4,342,618	172,526,800
Balance at end of period	$36,741,361	$12,189,089	$62,770,975	$59,490,131	$6,933,366	$4,342,618	$182,467,540

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2010.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2009	$122,844	$1,283,398	$630,681	$277,601	$0	$218,332	$2,532,856

Charge-offs	91,642	30,312	416,635	52,773	0	91,123	682,485
Recoveries	263,399	0	0	0	0	40,844	304,243
Net charge-offs	(171,757)	30,312	416,635	52,773	0	50,279	378,242
Provisions charged to operations	(160,965)	142,636	471,948	77,074	0	69,307	600,000
Balance at end of period, December 31, 2010	$133,636	$1,395,722	$685,994	$301,902	$0	$237,360	$2,754,614

Ending balance -
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	133,636	1,395,722	685,994	301,902	0	237,360	2,754,614
Balance at end of period	$133,636	$1,395,722	$685,994	$301,902	$0	$237,360	$2,754,614

Loans:
Ending balance -
Individually evaluated for impairment	$352,591	$6,637,983	$9,127,008	$1,452,726	$1,954,531	$0	$19,524,839
Collectively evaluated for impairment	27,499,253	10,262,342	38,522,209	50,156,778	6,473,478	5,319,605	138,233,665
Balance at end of period	$27,851,844	$16,900,325	$47,649,217	$51,609,504	$8,428,009	$5,319,605	$157,758,504

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	September 30, 2011	December 31, 2010

Allowance for loss on impaired loans	$300,000	$0
Recorded balance of impaired loans	$8,317,159	$4,083,365

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $668,420 and $662,941 for the periods ended September 30, 2011, and December 31, 2010, respectively.

NOTE 5

Subsequent Events

The large commercial real estate loan that was placed on nonaccrual and charged down in September of 2011 was subsequently paid off on October 31, 2011.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a full-service banking center that was completed and opened in June of 2010 and a mortgage origination office that opened in January 2011 both in Valdosta, Georgia. Continuing our expansion in the Valdosta market, we have begun construction on our second banking center and we expect to have the branch open in the first quarter of 2012.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September of 2007, the Federal Reserve Bank began decreasing it by 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through September 2011.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the third quarter of 2011, noninterest income was 26.9% of the Corporation’s total revenue.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve positive results in the third quarter of 2011. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities.

Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

The Corporation’s nonperforming assets increased to $6.803 million at the end of September 2011 compared with $3.657 million at September 30, 2010. Nonperforming assets were affected by one large commercial real estate loan that was placed in nonaccrual in the third quarter of 2011.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of September 30, 2011, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at September 30, 2011, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At September 30, 2011, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2011, total capital increased $1.4 million to $28.2 million and increased $904 thousand from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.61% as of September 30, 2011. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2011, was $99 thousand, down $140 thousand, or 58.7%, from net income of $239 thousand for the third quarter of 2010. The decrease in net income reflects increased provisions for loan losses related to one large nonaccrual loan and increased personnel expenses related to staffing the Corporation’s continued expansion in Valdosta, Georgia.

On a per share basis, net income for the third quarter was $0.04 per diluted share compared with $0.09 per diluted share for the same quarter in 2010. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as third quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2011	2011	2011	2010	2010
Return on average total assets	0.13%	0.76%	0.48%	0.40%	0.31%
Return on average total equity	1.39%	8.59%	5.57%	4.42%	3.49%
Average shareholders’ equity to average total assets	9.41%	8.79%	8.57%	9.14%	8.98%
Net interest margin (tax equivalent)	4.13%	4.21%	3.81%	3.84%	3.76%

Comparison of Statements of Income for the Quarter

Total interest income increased $52 thousand to $3.2 million for the three months ended September 30, 2011, compared with the same period in 2010, reflecting higher interest and fee income on loans of $103 thousand. Partially offsetting this increase was a $41 thousand decrease in interest on investment securities mainly due to a $1.2 million lower average volume of investments combined with a 5 basis point drop in yield on investments compared with the same quarter a year ago. Also, interest on deposits in other banks decreased $10 thousand when compared with the third quarter of 2010.

Total interest expense decreased $177 thousand, or 25.1%, to $529 thousand in the third quarter of 2011 compared with the same period in 2010. Interest paid on deposits decreased $172 thousand, or 34.6%, during the third quarter of 2011 due to the low interest rate environment. The average rate paid on average time deposits has decreased 58 basis points since September 30, 2010. Interest on total borrowings decreased $6 thousand compared with the same quarter in 2010.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $2.7 million for the third quarter of 2011 compared with $2.5 million in net interest income in the 2010 third quarter. Net interest income after provision for loan losses for the third quarter of 2011 was $2.2 million compared with $2.3 million for the same period in 2010. The provision for loan losses was $480 thousand for the third quarter of 2011 compared with $150 thousand in the same period last year due to a $300 thousand provision made to establish a specific reserve for the above-mentioned large nonaccrual loan and a $30 thousand increase in our regular quarterly reserve provision. The Corporation’s net interest margin was 4.13% for the third quarter of 2011, up 37 basis points from the same period last year due to a change in asset mix and much lower deposit costs.

Noninterest income was $1.2 million for the third quarter of 2011, up $99 thousand from the same period in 2010. The increase was primarily the result of a $156 thousand gain on sold securities recorded in the third quarter of 2011. Also contributing was income from retail brokerage, insurance and mortgage banking services which increased $15 thousand, $35 thousand and $38 thousand, respectively, compared with the third quarter of 2010. Partially offsetting these increases, losses of $111 thousand were incurred in the third quarter of 2011 mainly related to the sale of three foreclosed properties. Income from trust services and fees and charges on deposit accounts declined $14 thousand and $28 thousand, respectively, compared with the third quarter of 2010.

Total noninterest expense increased $232 thousand to $3.4 million for the third quarter of 2011 compared with the third quarter of 2010. Salaries and employee benefits increased $226 thousand to $2.0 million for the third quarter due primarily to staff expansion at the Valdosta locations. The Corporation also increased its quarterly pension contribution by $50 thousand due to low rates earned by fixed income investments in the plan. Occupancy and equipment expense increased $24 thousand and $16 thousand, respectively, compared with the third quarter last year. Other operating expenses decreased $40 thousand due primarily to lower FDIC insurance assessments.

Comparison of Statements of Income for the Nine-month Period

Total interest income for the first nine months of 2011 decreased $22 thousand to $9.8 million when compared with the same period in 2010. This decrease was primarily due to a $244 thousand decrease in interest on investment securities due to reinvesting proceeds from the call, sale or maturity of higher-yielding securities into lower-yielding securities. The yield on total investment securities dropped 71 basis points compared with the same period last year. Interest on deposits in other banks decreased $20 thousand compared with the first nine months of 2010. These decreases were partially offset by an increase in interest and fees on loans of $241 thousand due to a $10.3 million higher average volume of loans and increased loan origination fees compared with the first nine months of last year.

Total interest expense for the nine-month period ended September 30, 2011, decreased $544 thousand, or 24.3%, compared with the same period in 2010. The decrease in interest expense was primarily related to lower interest paid on interest-bearing deposits of $541 thousand, or 33.6%, compared with the first nine months of 2010 reflecting lower interest rates. Interest on total borrowings remained relatively flat for the first nine months of 2011 compared with the same period last year.

Net interest income for the first nine months of 2011 was $522 thousand higher at $8.1 million compared with
$7.6 million for the same period in 2010, primarily due to lower interest paid on deposits. A provision for loan losses of $780 thousand was recognized in the first nine months of 2011 compared with $450 thousand in the same period last year. As previously noted, the provision increase was due to the $300 thousand specific reserve and the increase in quarterly reserve provision. Net interest margin was 4.05% for the first nine months of 2011, up from 3.92% in the same period a year ago.

For the first nine months of 2011, noninterest income was $3.9 million, down $233 thousand from the same period in 2010. The decrease was primarily attributed to a $158 thousand lower net gain on the sale of securities as well as a $164 thousand loss related mostly to the sale of foreclosed properties in the first nine months of 2011 compared with the same period in 2010. We also recognized a $225 thousand provision for market value losses in foreclosed assets and a decrease in service charges on deposit accounts of $113 thousand, or 9.5%, when compared with the same period of 2010. These decreases in revenue were partially offset by income from insurance services which increased $87 thousand when compared with the nine-month period in 2010. Revenue from mortgage banking and retail brokerage services also increased $122 thousand and $19 thousand, respectively, compared with the same period in 2010.

Noninterest expense increased $742 thousand to $10.0 million in the first nine months of 2011 compared with the same period last year. The change was mainly due to a $604 thousand year-over-year increase in salary and employee benefits due primarily to Valdosta’s staffing increase. Occupancy, equipment and data processing expense increased $64 thousand, $17 thousand and $25 thousand, respectively, mostly attributed to the Valdosta expansion. Other operating expenses also increased by $23 thousand, a reflection of higher foreclosed asset expenses offset by decreased insurance assessments to the FDIC.

Comparison of Financial Condition Statements

At September 30, 2011, total assets were $293.8 million, down from $296.4 million at December 31, 2010, and down from $310.9 million from September 30, 2010. Comparing third quarter 2011 with third quarter 2010, the decrease was mainly due to decreased interest-bearing deposits with other banks, which were down $32.0 million, as well as investment securities which decreased $7.5 million. These decreases were partially offset by considerable loan growth driven by the Valdosta market, where loans are now over $45 million. Total loans increased $21.1 million, or 13.1%, to $182.5 million when compared with the same quarter last year. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 62.1% of total assets.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represented 29.3% of total assets. Investment securities decreased $23.7 million and short-term investments decreased $4.1 million since December 31, 2010. This resulted in an overall decrease in investments of $27.8 million.

Total deposits were $236.9 million at the end of the third quarter of 2011, down $2.6 million from the end of the year and down $16.8 million from the third quarter of 2010. Noninterest-bearing deposit accounts experienced a $13.3 million decrease in public accounts compared with the same period last year. This was partially offset by a $9.8 million growth in noninterest-bearing individual and business accounts. Interest-bearing deposits decreased $13.1 million to $189.5 million compared with the third quarter of 2010, mainly due to a decrease in trust funds held for benefit of customers of Empire Financial Services, the Corporation’s mortgage banking subsidiary. Year-over-year average total deposits increased $8.6 million, or 3.5%, to $250.7 million. At September 30, 2011, total deposits represented 80.6% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	September 30,	December 31,	September 30,
	2011	2010	2010

Advance from Federal Home Loan Bank with a 1.57% fixed rate of interest maturing July 25, 2011	$0	$0	$2,000,000

Advance from Federal Home Loan Bank with a 2.23% fixed rate of interest maturing July 30, 2012. (transferred to short-term borrowings)	0	2,000,000	2,000,000

Advance from Federal Home Loan Bank with a 2.79% fixed rate of interest maturing July 29, 2013	2,000,000	2,000,000	2,000,000

Advance from Federal Home Loan Bank with a 3.85% fixed rate of interest maturing April 30, 2014	10,000,000	10,000,000	10,000,000

Advance from Federal Home Loan Bank with a 3.39% fixed rate of interest maturing August 20, 2018. (convertible to a variable rate at option of Federal Home Loan Bank on August 22, 2011)	5,000,000	5,000,000	5,000,000

Advance from Federal Home Loan Bank with a 2.78% fixed rate of interest maturing September 10, 2018. (convertible to a variable rate at quarterly options of Federal Home Loan Bank - transferred from short-term borrowings after the first convertible date)	5,000,000	5,000,000	0

Total long-term debt	$22,000,000	$24,000,000	$21,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.59% of total loans outstanding at September 30, 2011, compared with 1.75% of loans outstanding at December 31, 2010, and 1.86% at September 30, 2010. Net charge-offs in the 2011 third quarter were $488 thousand compared with net charge-offs of $398 thousand in the fourth quarter last year and $57 thousand net charge-offs in the third quarter of 2010. Management considers the allowance for loan losses as of September 30, 2011, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $6.8 million, or 2.32% of total assets, in the third quarter of 2011, up from $3.5 million, or 1.19% of total assets, at the end of 2010, and up from $3.7 million, or 1.18% of total assets in the same period last year. In the third quarter of 2011, nonperforming assets were affected by a $4.1 million commercial real estate loan that was charged down by $412 thousand and placed in nonaccrual with a $300 thousand specific reserve for loan losses. On October 31, 2011, this large nonaccrual loan was paid off and a recovery was recorded. There were $2.4 million of foreclosed properties in nonperforming assets at the end of the third quarter of 2011 compared with $3.1 million at the end of last year’s third quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	September 30, 2011	September 30, 2010
Commitments to extend credit	$8,326	$9,000
Standby letters of credit and financial guarantees	$35	$10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At September 30, 2011, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 16.36%, which is over 63 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	September 30, 2011	For Well Capitalized	Minimum Guidelines
Tier 1 capital	15.11%	6.00%	4.00%
Total risk based capital	16.36%	10.00%	8.00%
Tier 1 leverage ratio	9.28%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	September 30, 2011	For Well Capitalized	Minimum Guidelines
Tier 1 capital	14.49%	6.00%	4.00%
Total risk based capital	15.75%	10.00%	8.00%
Tier 1 leverage ratio	8.90%	5.00%	3.00%

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

Date: November 14, 2011

