Form 10-K
period 2011-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2012-03-30
CIK 315849

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2011

[ ] Transition report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from _____ to _____ .

Commission file number 1-12053

Southwest Georgia Financial Corporation

(Exact Name of Corporation as specified in its charter)

Georgia	58-1392259
(State Or Other Jurisdiction Of	(I.R.S. Employer
Incorporation Or Organization)	Identification No.)

201 First Street, S.E.
Moultrie, Georgia	31768
(Address of Principal Executive Offices)	(Zip Code)

(Corporation’s telephone number, including area code) (229) 985-1120

Securities registered pursuant to Section 12(b) of this Act:

Common Stock $1 Par Value	NYSE Amex
(Title of each class)	(Name of each exchange on
which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

Aggregate market value of voting stock held by nonaffiliates of the registrant as of June 30, 2011: $17,660,163 based on 1,964,423 shares at the price of $8.99 per share.

As of March 23, 2012, 2,547,837 shares of the $1.00 par value Common Stock of Southwest Georgia Financial Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2012 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.

TABLE OF CONTENTS

PART I
Item 1.	Business
Item 1A.	Risk Factors
Item 1B.	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Mine Safety Disclosures

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results
of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

PART III
Item 10.	Directors, Executive Officers and Corporate Governance
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions, and Director Independence
Item 14.	Principal Accounting Fees and Services

PART IV
Item 15.	Exhibits and Financial Statement Schedules

PART I

ITEM 1. BUSINESS

Southwest Georgia Financial Corporation (the “Corporation”) is a Georgia bank holding company organized in 1980, which, in 1981, acquired 100% of the outstanding shares of Southwest Georgia Bank (the “Bank”). The Bank commenced operations as Moultrie National Bank in 1928. Currently, it is a FDIC insured, state-chartered bank.

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County, and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. (“Empire”), a commercial mortgage banking firm located in Baldwin County. The Corporation’s executive office is located at 201 First Street, S. E., Moultrie, Georgia 31768, and its telephone number is (229) 985-1120.

All references herein to the Corporation include Southwest Georgia Financial Corporation, the Bank, and Empire, unless the context indicates a different meaning.

General

The Corporation is a registered bank holding company. All of the Corporation’s activities are currently conducted by the Bank and Empire. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, VISA business accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust and brokerage division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the trust and brokerage area has a securities sales department which offers full-service brokerage through a third party service provider. The Bank operates Southwest Georgia Insurance Services Division, an insurance agency that offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, is a commercial mortgage banking firm that offers commercial mortgage banking services.

Markets

The Corporation conducts banking activities in five counties in southwest and south central Georgia. The latest statistics were recorded in 2010. Population characteristics in these counties range from rural to more metropolitan. Our most recent and largest market is Lowndes County with total population of 109,233 and the highest growth rate in our markets at 18.6% during the past ten years. Due primarily to the location of a state university and a large air force base in Lowndes County, this market has a median age estimated at 29.9, younger than an average median age of 37.2 in the other four counties the bank serves. These counties, Colquitt, Worth, Thomas, and Baker, have an average total population of 28,837 and an average growth rate of (1.0)% during the past ten years. Per capita income in Lowndes County was $20,041, slightly higher than an average of $18,338 for the rest of the bank’s markets.

Agriculture plays a major economic role in the bank’s markets. Colquitt, Worth, Thomas, Lowndes, and Baker Counties produce a large portion of our state’s crops, including cotton, peanuts, and a variety of vegetables.

Empire, a subsidiary of the Corporation, is located in Baldwin County in central Georgia. It provides mortgage banking primarily for commercial properties throughout the southeastern United States.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2011, the Corporation’s deposit base, totaling $248,910,899, consisted of $56,485,602 in noninterest-bearing demand deposits (22.7% of total deposits), $75,479,574 in interest-bearing demand deposits including money market accounts (30.3% of total deposits), $24,366,536 in savings deposits (9.8% of total deposits), $59,950,041 in time deposits in amounts less than $100,000 (24.1% of total deposits), and $32,629,146 in time deposits of $100,000 or more (13.1% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank’s customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2011, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 3.0%, 76.8% and 20.2%, respectively, of the Bank’s total loan portfolio.

Lending Policy

The current lending policy of the Bank is to offer consumer and commercial credit services to individuals and businesses that meet the Bank’s credit standards. The Bank provides each lending officer with written guidelines for lending activities. Lending authority is delegated by the Board of Directors of the Bank to loan officers, each of whom is limited in the amount of secured and unsecured loans which can be made to a single borrower or related group of borrowers.

The Loan Committee of the Bank’s Board of Directors is responsible for approving and monitoring the loan policy and providing guidance and counsel to all lending personnel. It also approves all extensions of credit over $300,000. The Loan Committee is composed of the Chief Executive Officer and President, and other executive officers of the Bank, as well as certain Bank Directors.

Servicing and Origination Fees on Loans

The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and are recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2011, Bank revenue received from mortgage banking services was $1,477,166 compared with $1,350,625 in 2010. All of this income was from Empire except for $239,625 in 2011 and $240,424 in 2010, which was mortgage banking income from the Bank.

Loan Review and Nonperforming Assets

The Bank regularly reviews its loan portfolio to determine deficiencies and corrective action to be taken. Loan reviews are prepared by the Bank’s loan review officer and presented periodically to the Board’s Loan Committee and the Audit Committee. Also, the Bank’s external auditors as well as an outside third party firm conduct independent loan review adequacy tests and their findings are included annually as part of the overall report to the Audit Committee and to the Board of Directors.

Certain loans are monitored more often by the loan review officer and the Loan Committee. These loans include non-accruing loans, loans more than 90 days past due, and other loans, regardless of size, that may be considered high risk based on factors defined within the Bank’s loan review policy.

Asset/Liability Management

The Asset/Liability Management Committee (“ALCO”) is charged with establishing policies to manage the assets and liabilities of the Bank. Its task is to manage asset growth, net interest margin, liquidity, and capital in order to maximize income and reduce interest rate risk. To meet these objectives while maintaining prudent management of risks, the ALCO directs the Bank’s overall acquisition and allocation of funds. At its monthly meetings, the ALCO reviews and discusses the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the local, state, and national economy. The Bank’s Loan Committee oversees the ALCO.

Investment Policy

The Bank’s investment portfolio policy is to maximize income consistent with liquidity, asset quality, and regulatory constraints. The policy is reviewed periodically by the Board of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved monthly by the Board of Directors.

Employees

The Bank had 122 full-time employees and five part-time employees at December 31, 2011. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition

The banking business is highly competitive. The Bank and Empire compete with other depository institutions and other financial service organizations, including brokers, finance companies, savings and loan associations, credit unions and certain governmental agencies. The Bank ranks fourth out of twenty-seven banks in a six county region (Baker, Brooks, Colquitt, Lowndes, Thomas, and Worth) in deposit market share.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. Government securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

Payment of Dividends

The Corporation is a legal entity separate and distinct from the Bank. Most of the revenue of the Corporation results from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by the Corporation to its stockholders.

Under the regulations of the Georgia Department of Banking and Finance (“DBF”), dividends may not be declared out of the retained earnings of a state bank without first obtaining the written permission of the DBF, unless such bank meets all the following requirements:

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Deposit Insurance Corporation (the “FDIC”) has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2011, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $776,123. For 2011, the Corporation’s cash dividend payout to stockholders was $254,784.

Supervision and Regulation

General.

The following is a brief summary of the supervision and regulation of the Corporation and the Bank as financial institutions and is not intended to be a complete discussion of all NYSE Amex (the “Amex”), state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or Amex listed companies. Changes in the rules, statutes and regulations applicable to the Corporation and the Bank can affect the operating environment in substantial and unpredictable ways.

The Corporation is a registered bank holding company subject to regulation by the Board of Governors of Federal Reserve under the Bank Holding Corporation Act of 1956, as amended (the “Act”). The Corporation is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.

The Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

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
welfare.

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the “GLB Act”) relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed “financial in nature” include:

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

Under this legislation, the Federal Reserve Board serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

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

The Corporation is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to the Corporation, (2) investments in the stock or securities of the Corporation by the Bank, (3) the Bank’s taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from the Corporation by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Bank is regularly examined by the FDIC. As a state banking association organized under Georgia law, the Bank is subject to the supervision and the regular examination of the DBF. Both the FDIC and DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.

Capital Adequacy.

Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total Capital to risk-weighted assets of 8%; and (2) a minimum Tier I Capital to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier I Capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Tier I Capital” generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 4% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

The “prompt corrective action” provisions of the Federal Deposit Insurance Act set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s tangible equity to total assets is 2% or below. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier I risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier I risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier I risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier I risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has tangible assets to total equity of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.

The federal regulatory authorities’ risk-based capital guidelines are based upon the 1988 Capital Accord of the Basel Committee on Banking Supervision (the “Basel Committee”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply. On December 17, 2009, the Basel Committee issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier I Capital and Tier II capital, with the most significant changes being to Tier I Capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier I Capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier I Capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier I Capital instead be deducted from common equity as a component of Tier I Capital. The Capital Proposals also leave open the possibility that the Basel Committee will recommend changes to the minimum Tier I Capital and total risk-based capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “2009 Basel Committee Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

On December 20, 2011, the Federal Reserve announced its intention to implement substantially all of the Basel III rules. Although the regulatory agencies have not yet published a notice of proposed rulemaking to implement Basel III, they are likely to do so (at least with respect to the Basel III capital framework) during the first half of 2012.

We anticipate that the Basel III capital framework as adopted in the United States will establish substantially higher capital requirements than currently apply for institutions with $50 billion or more in total assets. The application of the Basel III liquidity framework to bank holding companies with less than $50 billion of total assets is less certain.

To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2011 and 2010, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.

Commercial Real Estate.

In December 2007, the federal banking agencies, including the FDIC, issued a final guidance on concentrations in commercial real estate lending, noting that recent increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. Management believes that the Corporation’s credit processes and procedures meet the risk management standards dictated by this guidance.

Loans.

Inter-agency guidelines adopted by federal bank regulators mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital.

Transactions with Affiliates.

Under federal law, all transactions between and among a state nonmember bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, this law limits these transactions to a percentage of the bank’s capital and requires all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.

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

Anti-Money Laundering Initiatives and the USA Patriot Act.

A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The USA Patriot Act of 2001 (the “USA Patriot Act”) has imposed significant new compliance and due diligence obligations, creating new crimes and penalties. The United States Treasury Department (“Treasury”) has issued a number of implementing regulations which apply to various requirements of the USA Patriot Act to the Corporation and the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act includes the following provisions that, among other things:

• Created a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions;
• Established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk;
• Implemented corporate governance revisions, including with regard to executive compensation and proxy access by stockholders, that apply to all companies whose securities are registered with the SEC, not just financial institutions;
• Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;
• Provided that interchange fees for debit cards will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations for banks with total assets exceeding $10 billion, setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. At this time it is uncertain whether this new fee structure will impact us;
• Applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies and require the FDIC and Federal Reserve to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction;
• Made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions;
• Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and
• Required the regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. In October 2011, regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal, which were due by February 13, 2012. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, we do not currently anticipate that the Volcker Rule will have a material effect on us or the Bank’s operations because neither entity engages in the businesses prohibited by the Volcker Rule.

Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

Incentive Compensation.

In 2010, the federal banking agencies issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions like ours that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

The federal banking agencies have proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. The proposed rules would:

• provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks,
• be compatible with effective internal controls and risk management, and
• be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate its key employees.

Fair Value.

The Corporation’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by accounting principles generally accepted in the United States of America (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).”  Recently in the Bank’s markets there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined.  Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.”  Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment.  Although management believes its processes for determining the value of these assets are appropriate factors and allow the Corporation to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

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

Available Information

The Corporation is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports, proxy statements, and other information, all of which are available at the Public Reference Section of the Securities and Exchange Commission at Room 1580, 100 F. Street, N.E., Washington, D.C. 20549. Copies of the reports, proxy statements, and other information may be obtained from the Public Reference Section of the SEC, at prescribed rates, by calling 1-800-SEC-0330. The SEC maintains an Internet website at www.sec.gov where reports, proxy, information and registration statements, and other information regarding corporations that file electronically with the SEC through the EDGAR system can be retrieved.

The Corporation’s Internet website address is www.sgfc.com.

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation, Bank, and Empire and their ages, positions, and terms of office as of March 30, 2012, are as follows:

Name (Age)	Principal Position	Officer Since

DeWitt Drew	Chief Executive Officer and President of the	1999
(55)	Corporation and Bank

John J. Cole, Jr.	Executive Vice President of the Corporation and	1984
(62)	Chief Operating Officer, Executive Vice President
	and Cashier of the Bank

Jeffery E. Hanson	Chief Banking Officer and Executive Vice President	2011
(46)	of the Bank

Randall L. (Andy) Webb, Jr.	Chief Credit Officer and Executive Vice President of	1994
(63)	the Bank

George R. Kirkland	Senior Vice President and Treasurer of the	1991
(61)	Corporation and Senior Vice President and
	Comptroller of the Bank

Geraldine Ferrone Luff	Senior Vice President of the Bank	1995
(65)

J. Larry Blanton	Senior Vice President of the Bank	2000
(65)

Vayden (Sonny) Murphy, Jr.	Senior Vice President of the Bank	2006
(59)

Danny E. Singley	Senior Vice President of the Bank	2002
(57)

Jeffrey (Jud) Moritz	Senior Vice President of the Bank	2011
(35)

David L. Shiver	Senior Vice President of the Bank	2006
(62)

Charles R. Lemons	President and Chief Executive Officer of Empire	2007
(60)

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

Mr. Cole is a director of Southwest Georgia Financial Corporation and Southwest Georgia Bank and became Chief Operating Officer, Executive Vice President and Cashier of the Bank in 2011. Previously he was Executive Vice President and Cashier of the Bank and Executive Vice President of the Corporation since 2002. Prior to that, he had been Senior Vice President and Cashier of the Bank and Senior Vice President of the Corporation as well as serving other positions since 1984.

Mr. Hanson became Chief Banking Officer and Executive Vice President of the Bank in 2011. Previously, he was employed by Park Avenue Bank in Valdosta, Georgia, as Valdosta Market President and various other positions since 1994.

Mr. Webb became Chief Credit Officer and Executive Vice President of the Bank in 2011. Previously, he had been Senior Vice President of the Bank since 1997 and Vice President since 1994 and, prior to that, Assistant Vice President of the Bank since 1984.

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

Mr. Singley was appointed President Moultrie Region and Senior Vice President of the Bank in 2011. Previously, he served as Senior Vice President of the Bank since 2008 and, prior to that, Vice President of the Bank since 2002.

Mr. Moritz became President Valdosta Region and Senior Vice President of the Bank in 2011. Previously, he was employed by Park Avenue Bank in Valdosta, Georgia, for five years and Regions Bank for five years.

Mr. Shiver became President Sylvester Region and Senior Vice President of the Bank in 2011. Previously, he had been Vice President of the Bank since 2006 and, prior to that, Assistant Vice President of the Bank since 2005.

Mr. Lemons became President and CEO of Empire in 2008 and served as Executive Vice President of Empire since 2007. Previously, he was employed by Branch Banking & Trust Co. from 1992 to 2006.

Table 1 - Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2011, 2010, and 2009, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

	Year Ended December 31, 2011
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,707	$-	-%

Earning assets:
Interest-bearing deposits with banks	14,352	35	0.24%
Loans, net (a) (b) (c)	170,424	10,482	6.15%
Certificates of deposit in other banks	119	2	1.68%
Taxable investment securities held to maturity	66,698	1,922	2.88%
Nontaxable investment securities held to maturity (c)	19,617	878	4.48%
Nontaxable investment securities available for sale (c)	3,918	242	6.18%
Other investment securities	1,846	15	0.81%

Total earning assets	276,974	13,576	4.90%
Premises and equipment	9,534
Other assets	13,234

Total assets	$307,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$52,087	$-	-%

Interest-bearing liabilities:
NOW accounts	20,948	13	0.06%
Money market deposit accounts	58,120	70	0.12%
Savings deposits	24,149	62	0.26%
Time deposits	93,708	1,225	1.31%
Federal funds purchased	309	2	0.65%
Other borrowings	26,027	823	3.16%

Total interest-bearing liabilities	223,261	2,195	0.98%
Other liabilities	4,244

Total liabilities	279,592

Common stock	4,294
Surplus	31,702
Retained earnings	17,975
Less treasury stock	(26,114)

Total stockholders’ equity	27,857

Total liabilities and stockholders’ equity	$307,449

Net interest income and margin		$11,381	4.11%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $597 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2010
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$8,652	$-	-%

Earning assets:
Interest-bearing deposits with banks	23,606	58	0.25%
Loans, net (a) (b) (c)	157,516	10,033	6.37%
Taxable investment securities held to maturity	69,475	2,412	3.47%
Nontaxable investment securities held to maturity (c)	11,671	546	4.68%
Nontaxable investment securities available for sale (c)	6,026	374	6.21%
Other investment securities	1,651	6	0.36%

Total earning assets	269,945	13,429	4.97%
Premises and equipment	8,702
Other assets	13,447

Total assets	$300,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$41,844	$-	-%

Interest-bearing liabilities:
NOW accounts	19,351	16	0.08%
Money market deposit accounts	58,455	88	0.15%
Savings deposits	22,670	70	0.31%
Time deposits	100,347	1,882	1.88%
Other borrowings	26,000	835	3.21%

Total interest-bearing liabilities	226,823	2,891	1.27%
Other liabilities	5,152

Total liabilities	273,819

Common stock	4,294
Surplus	31,702
Retained earnings	17,045
Less treasury stock	(26,114)

Total stockholders’ equity	26,927

Total liabilities and stockholders’ equity	$300,746

Net interest income and margin		$10,538	3.90%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $487 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2009
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,638	$-	-%

Earning assets:
Interest-bearing deposits with banks	13,045	33	0.25%
Loans, net (a) (b) (c)	150,683	9,619	6.38%
Taxable investment securities held to maturity	69,701	3,299	4.73%
Nontaxable investment securities held to maturity (c)	6,817	391	5.74%
Nontaxable investment securities available for sale (c)	9,578	725	7.57%
Other investment securities	1,538	5	0.33%
Federal funds sold	65	0	0.00%

Total earning assets	251,427	14,072	5.60%
Premises and equipment	7,089
Other assets	12,008

Total assets	$278,162

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$38,895	$-	-%

Interest-bearing liabilities:
NOW accounts	19,700	35	0.18%
Money market deposit accounts	46,773	157	0.34%
Savings deposits	21,552	109	0.51%
Time deposits	99,665	2,584	2.59%
Federal funds purchased	146	1	0.69%
Other borrowings	23,104	786	3.41%

Total interest-bearing liabilities	210,940	3,672	1.74%
Other liabilities	4,097

Total liabilities	253,932

Common stock	4,294
Surplus	31,702
Retained earnings	14,348
Less treasury stock	(26,114)

Total stockholders’ equity	24,230

Total liabilities and stockholders’ equity	$278,162

Net interest income and margin		$10,400	4.14%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $504 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

Table 2 – Rate/Volume Analysis

The following table sets forth, for the indicated years ended December 31, a summary of the changes in interest paid resulting from changes in volume and changes in rate. The change due to volume is calculated by multiplying the change in volume by the prior year’s rate. The change due to rate is calculated by multiplying the change in rate by the prior year’s volume. The change attributable to both volume and rate is calculated by multiplying the change in volume by the change in rate.

				Due To Changes In (a)
	2011	2010	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$35	$58	$(23)	$(23)	$0
Loans, net (b)	10,482	10,033	449	774	(325)
Certificates of deposit in other banks	2	0	2	1	1
Taxable investment securities held to maturity	1,922	2,412	(490)	(93)	(397)
Nontaxable investment securities held to maturity (b)	878	546	332	355	(23)
Nontaxable investment securities available for sale (b)	242	374	(132)	(130)	(2)
Other investment securities	15	6	9	1	8
Total interest income	13,576	13,429	147	885	(738)

Interest paid on:
NOW accounts	13	16	(3)	1	(4)
Money market deposit accounts	70	88	(18)	0	(18)
Savings deposits	62	70	(8)	6	(14)
Time deposits	1,225	1,882	(657)	(118)	(539)
Federal funds purchased	2	0	2	1	1
Other borrowings	823	835	(12)	1	(13)
Total interest expense	2,195	2,891	(696)	(109)	(587)

Net interest earnings	$11,381	$10,538	$843	$994	$(151)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2011 and 2010 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

				Due To Changes In (a)
	2010	2009	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$58	$33	$25	$26	$(1)
Loans, net (b)	10,033	9,619	414	430	(16)
Taxable investment securities held to maturity	2,412	3,299	(887)	(11)	(876)
Nontaxable investment securities held to maturity (b)	546	391	155	209	(54)
Nontaxable investment securities available for sale (b)	374	725	(351)	(236)	(115)
Other investment securities	6	5	1	0	1
Total interest income	13,429	14,072	(643)	418	(1,061)

Interest paid on:
NOW accounts	16	35	(19)	(1)	(18)
Money market deposit accounts	88	157	(69)	56	(125)
Savings deposits	70	109	(39)	6	(45)
Time deposits	1,882	2,584	(702)	18	(720)
Federal funds purchased	0	1	(1)	(1)	0
Other borrowings	835	786	49	92	(43)
Total interest expense	2,891	3,672	(781)	170	(951)

Net interest earnings	$10,538	$10,400	$138	$248	$(110)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2010 and 2009 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Securities held to maturity:
U.S. Government Agencies	$0	$7,000	$998
State and municipal	29,919	17,682	9,003
Residential mortgage-backed	22,420	21,573	14,194
Total securities held to maturity	$52,339	$46,255	$24,195

Securities available for sale:
U.S. Government Treasuries	$0	$10,633	$0
State and municipal	2,842	5,846	5,945
Residential mortgage-backed	25,689	38,399	50,041
Corporate notes	0	0	5,877
Equity securities	110	68	145
Total securities available for sale	$28,641	$54,946	$62,008

At year end 2011, the total investment portfolio decreased to $80,979,560, a decrease of $20,221,807 or 20.0%, compared with $101,201,367 at year-end 2010. The majority of this decrease was due to calls and maturities of $13,650,000 of U.S. Government Agencies and municipals as well as residential mortgage-backed securities principal paydowns of approximately $13,500,000. Additionally, we sold $13,504,733 of longer-term residential mortgage-backed securities and $11,273,920 of U.S. Government Treasuries. These sales resulted in a net gain of $381,312. Offsetting these calls, maturities, and sales, we purchased of $30,977,647 of U.S. Government Agencies, U.S. Government sponsored residential mortgage-backed securities, and municipal securities.

The following table shows the expected maturities of debt securities at December 31, 2011, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Mortgage-backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancings and other early payoffs.

	MATURITY
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt Securities:
State and municipal	$5,345	3.39%	$15,445	4.21%	$11,173	4.73%	$798	5.48%
Residential mortgage-backed	0	-%	0	-%	16,795	2.97%	31,314	3.03%

Total	$5,345	3.39%	$15,445	4.21%	$27,968	3.67%	$32,112	3.09%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2011 and 2010, securities carried at approximately $40,597,106 and $48,848,556, respectively, were pledged to secure public and trust deposits as required by law. At year-end 2011, approximately $11 million was overpledged and could be released if necessary for liquidity needs. At December 31, 2011, no securities were pledged to secure our Federal Home Loan Bank advances, and in 2010, we pledged securities with a lendable collateral value of $3,882,357 to secure our advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Commercial, financial and agricultural	$36,678	$27,852	$25,731	$26,375	$21,851
Real estate:
Construction loans	13,224	16,900	15,597	18,357	11,564
Commercial mortgage loans	60,599	47,649	50,337	43,054	38,038
Residential loans	59,178	51,610	51,314	45,192	31,936
Agricultural loans	6,283	8,428	7,225	8,640	7,258
Consumer & Other	5,370	5,320	10,056	7,481	8,397
Total loans	181,332	157,759	160,260	149,099	119,044
Less:
Unearned interest and discount	30	26	30	29	36
Allowance for loan losses	3,100	2,755	2,533	2,376	2,399
Net loans	$178,202	$154,978	$157,697	$146,694	$116,609

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2011.

Commercial, Financial, Agricultural and Construction
(Dollars in thousands)
Distribution of loans which are due:
In one year or less	$15,566
After one year but within five years	30,595
After five years	3,741

Total	$49,902

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2011.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
(Dollars in thousands)
Commercial, financial,
agricultural and construction	$ 29,774	$ 4,562	$ 34,336

The following table presents information concerning outstanding balances of nonaccrual, past-due, restructured and potential problem loans as well as foreclosed assets for the indicated years. Respectively, they are defined as: (a) loans accounted for on a nonaccrual basis (“nonaccrual loans”); (b) loans which are contractually past due 90 days or more as to interest or principal payments and still accruing (“past-due loans”); (c) loans past due 30 days or more for which the terms have been modified to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (“restructured loans”); and (d) loans now current but where there are serious doubts as to the ability of the borrower to comply with present loan repayment terms (“potential problem loans”). The Corporation’s nonaccrual policy is located in Footnote 3.

	Nonaccrual Loans	Past-Due Loans	Restructured Loans	Potential Problem Loans	Total	Foreclosed Assets
	(Dollars in thousands)

December 31, 2011	$1,153	$ 0	$ 0	$ 934	$2,087	$2,358
December 31, 2010	$ 186	$ 0	$ 34	$ 830	$1,050	$3,288
December 31, 2009	$1,521	$ 0	$ 62	$ 0	$1,583	$3,832
December 31, 2008	$2,732	$ 0	$ 168	$ 0	$2,900	$ 211
December 31, 2007	$3,222	$ 0	$ 69	$ 49	$3,340	$ 98

In 2011, nonaccrual loans increased due to additional loans becoming past due. Items in foreclosed assets include one large $1,944,594 residential property. Construction on this property was completed and nearly half of the units have been sold resulting in a decrease in foreclosed assets compared with 2010. Other foreclosed assets are five residential properties valued at $413,100.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	Year Ended December 31,

	2011	2010	2009	2008	2007
	(Dollars in thousands)

Average loans outstanding	$173,341	$160,356	$153,149	$134,602	$127,267

Amount of allowance for loan losses at beginning of period	$2,755	$2,533	$2,376	$2,399	$2,417

Amount of loans charged off during period:
Commercial, financial and agricultural	236	92	227	0	0
Real estate:
Construction	0	30	0	0	0
Commercial	445	416	0	785	0
Residential	113	52	147	0	7
Agricultural	0	0	0	0	0
Consumer & other	13	92	54	87	45

Total loans charged off	807	682	428	872	52

Amount of recoveries during period:
Commercial, financial and agricultural	63	263	0	0	0
Real estate:
Construction	0	0	0	0	0
Commercial	74	0	0	2	1
Residential	21	0	0	0	0
Agricultural	0	0	0	0	0
Consumer & other	11	41	49	22	33

Total loans recovered	169	304	49	24	34

Net loans charged off during period	638	378	379	848	18
Additions to allowance for loan losses charged to operating expense during period	983	600	536	825	0

Amount of allowance for loan losses at end of period	$3,100	$2,755	$2,533	$2,376	$2,399

Ratio of net charge-offs during period to average loans outstanding for the period	.37%	.24%	.25%	.63%	.01%

The allowance is based upon management’s analysis of the portfolio under current economic conditions. This analysis includes a study of loss experience, a review of delinquencies, and an estimate of the possibility of loss in view of the risk characteristics of the portfolio. Based on the above factors, management considers the current allowance to be adequate.

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

	December 31, 2011		December 31,2010		December 31, 2009		December 31, 2008		December 31, 2007
Category	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans
Commercial, financial and agricultural	$392	20.2%	$134	17.7%	$123	18.5%	$115	18.9%	$116	18.4%
Real estate:
Construction	1,123	7.3%	1,396	10.7%	1,283	9.7%	1,204	12.3%	1,216	9.7%
Commercial	1,047	33.4%	686	30.2%	631	31.4%	592	28.9%	597	32.0%
Residential	365	32.6%	302	32.7%	278	32.1%	260	30.3%	263	26.8%
Agricultural	0	3.5%	0	5.3%	0	4.5%	0	5.8%	0	6.1%
Consumer & other	173	3.0%	237	3.4%	218	3.8%	205	3.8%	207	7.0%

Total	$3,100	100.0%	$2,755	100.0%	$2,533	100.0%	$2,376	100.0%	$2,399	100.0%

The calculation is based upon total loans including unearned interest and discount. Management believes that the portfolio is diversified and, to a large extent, secured without undue concentrations in any specific risk area. Control of loan quality is regularly monitored by management, the loan committee, and is reviewed by the Bank’s Board of Directors which meets monthly. Independent external review of the loan portfolio is provided by examinations conducted by regulatory authorities. The amount of additions to the allowance for loan losses charged to operating expense for the periods indicated were based upon many factors, including actual charge-offs and evaluations of current economic conditions in the market area. Management believes the allowance for loan losses is adequate to cover any potential loan losses.

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Noninterest-bearing demand deposits	$52,087	$41,844	$38,895

NOW accounts	20,948	19,351	19,700
Money market deposit accounts	58,120	58,455	46,773
Savings	24,149	22,670	21,552
Time deposits	93,708	100,347	99,665

Total interest-bearing	196,925	200,823	187,690

Total average deposits	$249,012	$242,667	$226,585

The maturity of certificates of deposit of $100,000 or more as of December 31, 2011, are presented below.

(Dollars in thousands)

3 months or less	$7,298
Over 3 months through 6 months	8,132
Over 6 months through 12 months	10,033
Over 12 months	7,166

Total outstanding certificates of deposit of $100,000 or more	$32,629

Return on Equity and Assets

Certain financial ratios are presented below.

	Year Ended December 31,
	2011	2010	2009

Return on average assets	0.48%	0.62%	0.65%

Return on average equity	5.25%	6.89%	7.48%

Dividend payout ratio (dividends paid divided by net income)	17.44%	13.73%	9.84%

Average equity to average assets ratio	9.06%	8.95%	8.71%

Forward-Looking Statements

In addition to historical information, this 2011 Annual Report contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation’s forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

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

ITEM 1A. RISK FACTORS

An investment in the Corporation’s common stock and the Corporation’s financial results are subject to a number of risks. Investors should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K and the documents incorporated by reference. Additional risks and uncertainties, including those generally affecting the industry in which the Corporation operates and risks that management currently deems immaterial, may arise or become material in the future and affect the Corporation’s business.

As a bank holding company, adverse conditions in the general business or economic environment could have a material adverse effect on the Corporation’s financial condition and results of operation.

Continued weakness or adverse changes in business and economic conditions generally or specifically in the markets in which the Corporation operates could adversely impact our business, including causing one or more of the following negative developments:

• a decrease in the demand for loans and other products and services offered by the Corporation;
• a decrease in the value of the Corporation’s loans secured by consumer or commercial real estate;
• an impairment of the Corporation’s assets, such as its intangible assets, goodwill, or deferred tax assets; or
• an increase in the number of customers or other counterparties who default on their loans or other obligations to the Corporation, which could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.

For example, if the Corporation is unable to continue to generate, or demonstrate that it can continue to generate, sufficient taxable income in the near future, then it may not be able to fully realize the benefits of its deferred tax assets and may be required to recognize a valuation allowance, similar to an impairment of those assets, if it is more-likely-than-not that some portion of the Corporation’s deferred tax assets will not be realized. Such a development, or one or more other negative developments resulting from adverse conditions in the general business or economic environment, some of which are described above, could have a material adverse effect on the Corporation’s financial condition and results of operations.

The Corporation’s ability to raise capital could be limited, affect its liquidity, and could be dilutive to existing stockholders.

Current conditions in the capital markets are such that traditional sources of capital may not be available to the Corporation on reasonable terms if it needed to raise capital.  In such case, there is no guarantee that the Corporation will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing stockholders.

Liquidity is essential to the Corporation’s businesses and it relies on external sources to finance a significant portion of our operations.

Liquidity is essential to the Corporation’s businesses. The Corporation’s capital resources and liquidity could be negatively impacted by disruptions in its ability to access these sources of funding. With increased concerns about bank failures, traditional deposit customers are increasingly concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Corporation’s subsidiary bank in an effort to ensure that the amount that they have on deposit is fully insured. In addition, the cost of brokered and other out-of-market deposits and potential future regulatory limits on the interest rate the Corporation may pay for brokered deposits could make them unattractive sources of funding. Factors that the Corporation cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair its ability to raise funding. Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and, given recent downturns in the economy, there may not be a viable market for raising short or long-term debt or equity capital. In addition, the Corporation’s ability to raise funding could be impaired if lenders develop a negative perception of its long-term or short-term financial prospects. Such negative perceptions could be developed if the Corporation is downgraded or put on (or remain on) negative watch by the rating agencies, suffers a decline in the level of its business activity or regulatory authorities take significant action against it, among other reasons. If the Corporation is unable to raise funding using the methods described above, it would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. The Corporation may be unable to sell some of its assets, or it may have to sell assets at a discount from market value, either of which could adversely affect its results of operations and financial condition.

The Corporation’s construction and land development loans are subject to unique risks that could adversely affect earnings.

The Corporation’s construction and land development loan portfolio was $13.2 million at December 31, 2011, comprising 7.3% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

Recent performance may not be indicative of future performance.

Various factors, such as economic conditions, regulatory and legislative considerations, competition and the ability to find and retain talented people, may impede the Corporation’s ability to remain profitable.

A deterioration in asset quality could have an adverse impact on the Corporation.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank’s loan portfolio, over 76% of which is secured by real estate, could affect the ability of customers to repay their loans. The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity.

Changes in prevailing interest rates may negatively affect the results of operations of the Corporation and the value of its assets.

The Corporation’s earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of nonperforming assets. Fluctuations in interest rates affect the demand of customers for the Corporation’s products and services. In addition, interest-bearing liabilities may re-price or mature more slowly or more rapidly or on a different basis than interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

Changes in the level of interest rates may also negatively affect the value of the Corporation’s assets and its ability to realize book value from the sale of those assets, all of which ultimately affect earnings.

If the Corporation’s allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation’s operating results. Management makes various assumptions and judgments about the collectibility of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2011, the Corporation recorded an allowance for possible loan losses of $3.10 million, compared with $2.75 million for the year ended December 31, 2010. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

The Corporation may be subject to losses due to fraudulent and negligent conduct of the Bank’s and Empire’s loan customers, third party service providers and employees.

When the Bank and Empire make loans to individuals or entities, they rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information.  While they attempt to verify information provided through available sources, they cannot be certain all such information is correct or complete.  The Bank and Empire’s reliance on incorrect or incomplete information could have a material adverse effect on the Corporation’s profitability or financial condition.

Technology difficulties or failures could have a material adverse effect on the Corporation.

The Corporation depends upon data processing, software, communication and information exchange on a variety of computing platforms and networks. The Corporation cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers. Any of these results could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

The Corporation’s business is subject to the success of the local economies and real estate markets in which it operates.

The Corporation’s banking operations are located in southwest Georgia. Because of the geographic concentration of its operations, the Corporation’s success depends largely upon economic conditions in this area, which include volatility in the agricultural market, influx and outflow of major employers in the area, and minimal population growth throughout the region. Deterioration in economic conditions in the communities in which the Corporation operates could adversely affect the quality of the Corporation’s loan portfolio and the demand for its products and services, and accordingly, could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. The Corporation is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of more diverse economies.

The Corporation may face risks with respect to its ability to execute its business strategy.

The financial performance and profitability of the Corporation will depend on its ability to execute its strategic plan and manage its future growth. Moreover, the Corporation’s future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, these issues could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

The Corporation depends on its key personnel, and the loss of any of them could adversely affect the Corporation.

The Corporation’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including DeWitt Drew, President and CEO; John J. Cole, Jr., Executive Vice President and COO; Jeffery E. Hanson, Executive Vice President and CBO; Randall L. “Andy” Webb, Executive Vice President and CCO; George R. Kirkland, Senior Vice President & Treasurer; and Charles R. Lemons, President and CEO of Empire, could have a material adverse effect on the Corporation’s business, financial condition, and results of operations or liquidity.

Competition from financial institutions and other financial service providers may adversely affect the Corporation.

The banking business is highly competitive, and the Corporation experiences competition in its markets from many other financial institutions. The Corporation competes with these other financial institutions both in attracting deposits and in making loans. Many of its competitors are well-established, larger financial institutions that are able to operate profitably with a narrower net interest margin and have a more diverse revenue base. The Corporation may face a competitive disadvantage as a result of its smaller size, lack of geographic diversification and inability to spread costs across broader markets. There can be no assurance that the Corporation will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

The Dodd-Frank Act and related regulations may adversely affect our business, financial condition, liquidity or results of operations.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 was enacted on July 21, 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions.  The Dodd-Frank Act also established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, made permanent the $250,000 limit for federal deposit insurance, provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repealed the federal prohibitions on the payment of interest on demand deposits.  Among other things, the Dodd-Frank Act included provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting regulations may adversely impact us.  However, compliance with these new laws and regulations may increase our costs, limit our ability to pursue attractive business opportunities, cause us to modify our strategies and business operations and increase our capital requirements and constraints, any of which may have a material adverse impact on our business, financial condition, liquidity or results of operations.

Changes in government regulation or monetary policy could adversely affect the Corporation.

The Corporation and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Corporation conducts its banking business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Corporation’s securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Corporation. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Corporation, and any unfavorable change in these conditions could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. See Part I, Item 1, “Supervision and Regulation.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the Securities and Exchange Commission staff regarding the Corporation’s periodic or current reports under the Exchange Act.

ITEM 2. PROPERTIES

The executive offices of the Corporation and the main banking office of the Bank are located in a 22,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. The Bank’s Operations Center is located at 11 Second Avenue, Moultrie, Georgia. The Trust and Brokerage Division of the Bank is located at 25 Second Avenue, Moultrie, Georgia. The Bank’s Administrative Services office is located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia. This building is also used for training and meeting rooms, record storage, and a drive-thru teller facility.

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

All the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank’s main office premises, one in each of the Baker County, Thomas County, Worth County and Lowndes County branch offices, and one additional automated teller machine located in Doerun, Georgia. These automated teller machines are linked to the STAR network of automated teller machines. The Bank also rents a space for its mortgage servicing office in Valdosta, Georgia. A new banking center in Valdosta, Georgia is currently under construction and is expected to open in the first quarter of 2012.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation, the Bank and Empire are defendants in various legal proceedings incidental to their business. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2011.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Corporation’s common stock trades on the NYSE Amex under the symbol “SGB”. The closing price on December 31, 2011, was $8.45. Below is a schedule of the high and low stock prices for each quarter of 2011 and 2010.

2011
For the Quarter	Fourth	Third	Second	First

High	$8.67	$9.00	$13.86	$14.00

Low	$6.80	$6.43	$6.90	$10.75

2010
For the Quarter	Fourth	Third	Second	First

High	$10.90	$10.75	$12.10	$16.90

Low	$6.25	$8.31	$9.00	$8.54

As of December 31, 2011, there were 503 record holders of the Corporation’s common stock. Also, there were approximately 400 additional stockholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation’s common stock were $0.10 per share in both 2011 and 2010. Our dividend policy objective is to pay out a portion of earnings in dividends to our stockholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation’s Board of Directors after consideration of various factors, which include the Corporation’s financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount bank of dividends that can be paid without regulatory approval. See Part I, Item 1, “Business – Payment of Dividends.” The Corporation and its predecessors have paid cash dividends for the past eighty-three consecutive years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2011, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan. No additional option shares can be granted under the Key Individual Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders(1)	10,900	$20.19	0
Equity compensation plans not approved by stockholders(2)	0	0.00	0
Total	10,900	$20.19	0

(1) The Key Individual Stock Option Plan.

(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three years.

Performance Graph

The following graph compares the cumulative total stockholder return of the Corporation’s common stock with SNL’s Southeast Bank Index, SNL Bank $250M-$500M Index, and the S&P 500 Index. Our prior year comparisons of Carson Medlin’s Independent Bank Index and the NASDAQ Index are also included. SNL’s Southeast Bank Index is a compilation of the total return to stockholders over the past five years of a group of 92 banks located in the southeastern states of Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The SNL Bank $250M-$500M Index is a compilation of the total return to stockholders over the past five years of a group of 28 banks in the United States with assets between $250 million and $500 million. The comparison assumes $100 was invested January 1, 2007, and that all semi-annual and quarterly dividends were reinvested each period. The comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2006.

The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Corporation’s Common Stock.

Thigpen, Jones, Seaton & Co., P.C.
CERTIFIED PUBLIC ACCOUNTANTS
BUSINESS CONSULTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders of Southwest
Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

Thigpen, Jones, Seaton & Co., PC

Dublin, Georgia
March 28, 2012

1004 Hillcrest Parkway • Dublin, Georgia 31021 • Tel 478-272-2030 • Fax 478-272-3318 • www.tjscpa.com

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Southwest Georgia Financial Corporation	100.00	94.72	57.29	49.52	60.55	47.32
S&P 500 Index	100.00	105.49	66.46	84.05	96.71	98.76
SNL Southeast Bank Index	100.00	75.33	30.50	30.62	29.73	17.39
SNL Bank $250M-$500M Index	100.00	81.28	46.42	42.96	48.07	45.15
Independent Bank Index	100.00	76.47	50.24	50.98	53.64	46.36
NASDAQ Composite Index	100.00	110.66	66.42	96.54	114.06	113.16

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information about the Corporation, see selected statistical information on pages 15 - 32 of this report on Form 10-K.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a full-service banking center that was completed and opened in June of 2010 and a mortgage origination office that opened in January 2011, both in Valdosta, Georgia. Continuing our expansion in the Valdosta market, we have almost completed construction on our second banking center and we expect to have the branch open in the first quarter of 2012.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September of 2007, the Federal Reserve Bank began decreasing it by 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through December 2011. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In 2011, noninterest income was more than 28.3% of the Corporation’s total revenue, whereas in 2010 noninterest income accounted for 29.3% of the Corporation’s total revenue.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve positive results in 2011. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

At the end of 2011, the Corporation’s nonperforming assets increased slightly to $3.621 million. This increase is primarily due to a $967 thousand increase in nonaccrual loans compared to the end of 2010. Partially offsetting this increase, foreclosed assets decreased $930 thousand.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of December 31, 2011, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

For the year ended December 31, 2011, net income was $1.46 million, down $395 thousand from net income of $1.86 million for 2010. The decline in net income was mainly due to an increase in salaries and employee benefits of $746 thousand related to additional staffing in Valdosta, Georgia. Also, losses on the sale or disposition of assets increased $191 thousand and the net gain on sale of securities decreased $154 thousand when compared with 2010. Service charges on deposit accounts decreased $152 thousand compared with the prior year. Offsetting these decreases in net income, net interest income increased $782 thousand primarily as a result of lower interest paid on deposits and increased income from interest and fees on loans. On a per share basis, we had a net income of $0.57 per diluted share for 2011 compared with a net income of $0.73 per diluted share for 2010.

Although net income remained relatively flat for 2010 at $1.86 million when compared to 2009, there were some significant variations. Net interest income increased $203 thousand primarily as a result of lower interest paid on deposits. Net gain on the sale of securities increased $280 thousand when compared to 2009. Offsetting this increase was a decrease in service charges on deposit accounts of $198 thousand as well as a $275 thousand provision for market value losses of foreclosed assets. Salaries and employee benefits increased $611 thousand due to increased staff at the Valdosta banking center as well as increased contributions to the employee retirement plans compared with 2009. Offsetting this increase was a decrease in other operating expenses primarily due to lower legal expenses of $857 thousand. On a per share basis, we had a net income of $0.73 per diluted share for 2010 compared with a net income of $0.71 per diluted share for 2009.

We measure our performance on selected key ratios, which are provided for the last three years in the following table:

	2011	2010	2009
Return on average total assets	0.48%	0.62%	0.65%
Return on average stockholders’ equity	5.25%	6.89%	7.48%
Average stockholders’ equity to average total assets	9.06%	8.95%	8.71%
Net interest margin (tax equivalent)	4.11%	3.90%	4.14%

Net Interest Income

Net interest income after provision for loan losses increased $398 thousand, or 4.2%, to $9.93 million for 2011 when compared with 2010. While total interest income increased $88 thousand as well as total interest expense decreased $694 thousand, the increase in net interest income was partially offset by a $384 thousand increase in the provision for loan losses. The Corporation recognized a $984 thousand provision for loan losses in 2011 compared with $600 thousand in 2010. The provision increase was a result of loan growth as well as increased charge-offs compared with the prior year. As a result of the current interest rate environment, interest paid on deposits declined by $684 thousand to $1.4 million at the end of 2011. The average rate paid on average time deposits of $93.7 million decreased 57 basis points when compared with 2010. Interest on total borrowings also declined $10 thousand when compared with the prior year. Interest and fees on loans increased $465 thousand mainly due to an increase in average net loans volume of $12.9 million. Partially offsetting this increase, interest income from investment securities decreased $357 thousand mainly due to $20.2 million lower volume of investment securities compared with 2010.

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

Net interest margin increased 21 basis points to 4.11% for 2011 when compared with 2010. Net interest margin was 3.90% for 2010, a 24 basis point decrease from 4.14% in 2009. The increase in net interest margin was mainly impacted by a change in asset mix and much lower deposit costs.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

35

	2011		2010		2009
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$1,416	(9.7)%	$1,567	(11.2)%	$1,766	9.8%
Income from trust services	214	(11.4)	241	13.7	213	(20.8)
Income from retail brokerage services	324	7.9	300	12.8	266	(22.0)
Income from insurance services	1,273	13.2	1,125	5.2	1,069	(3.0)
Income from mortgage banking services	1,477	9.4	1,351	1.8	1,327	(34.3)
Provision for foreclosed asset losses	(300)	(9.1)	(275)	(100.0)	0	0.0
Gain (loss) on the sale or disposition of assets	(160)	NM	31	100.0	0	(100.0)
Gain on the sale of securities	381	(28.7)	535	109.5	255	100.0
Gain (loss) on the impairment of equity securities	(12)	(100.0)	0	0.0	0	100.0
Other income	546	6.7	512	9.5	468	10.5

Total noninterest income	$5,159	(4.2)%	$5,387	0.4%	$5,364	220.8%

*NM = not meaningful

For 2011, noninterest income was $5.16 million, down from $5.39 million in the same period of 2010. Net gain on sale of securities decreased $154 thousand to $381 thousand in 2011, and an increase in losses on the disposition of assets of $191 thousand, mainly due to loss on the sale of foreclosed properties, was recognized in 2011. Excluding the gains and losses on sales of securities and other assets, noninterest income increased $129 thousand in 2011. The decline was also a result of decreased service charges on deposit accounts of $152 thousand and a $25 thousand increase in provision for changes in market value of foreclosed properties compared with same period last year. Other increases in income occurred from insurance, retail brokerage, and mortgage banking services which increased $149 thousand, $24 thousand and $127 thousand, respectively, partially offset by a decrease in income from trust services of $28 thousand.

For 2010, noninterest income was $5.39 million, up slightly from $5.36 million in the same period of 2009. The majority of the increase was a result of a $535 thousand gain on the sale of securities compared with a $255 thousand gain in 2009. Other increases in income occurred from insurance, trust, retail brokerage, and mortgage banking services which increased $56 thousand, $28 thousand, $34 thousand and $24 thousand, respectively.

These increases were partially offset by a $275 thousand provision for changes in market value of foreclosed properties and a decrease in service charges on deposit accounts of $198 thousand compared with same period in 2009.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

	2011		2010		2009
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$7,717	10.7%	$6,971	9.6%	$6,360	(11.1)%
Occupancy expense	953	6.9	891	5.3	846	(2.0)
Equipment expense	812	9.8	739	10.9	667	(3.9)
Data processing expense	1,039	5.0	989	6.9	926	10.2
Amortization of intangible assets	219	5.6	208	0.0	208	(8.4)
Other operating expenses	2,596	(3.0)	2,676	(21.9)	3,425	30.2

Total noninterest expense	$13,336	6.9%	$12,474	0.3%	$12,432	(7.1)%

Noninterest expense increased $862 thousand to $13.34 million in 2011 compared with the same period last year. The change was mainly due to a $746 thousand year-over-year increase in salary and employee benefits due primarily to Valdosta’s staffing increase. Also in 2011, pension contributions were $195 thousand higher due to increased pension fund withdrawals and lower returns on the fixed income investment portion of the fund. The cost of providing employee medical insurance has also risen 14% in the past year. Occupancy, equipment, and data processing expense increased $61 thousand, $72 thousand and $50 thousand, respectively, related to the Valdosta market expansion. Also, amortization of intangible assets increased $12 thousand. Other operating expense decreased $80 thousand mostly due to lower FDIC insurance assessments.

For 2010, total noninterest expense increased slightly to $12.47 million compared with $12.43 million in the same period in 2009. This increase was mainly due to higher salary and employee benefits, occupancy, and equipment expenses related to the new Valdosta banking center’s operations. These increases were partially offset by a decrease of $749 thousand, or 21.9%, in other operating expenses due mainly to lower legal expense and insurance assessments to the FDIC compared with 2009.

The efficiency ratio (noninterest expense divided by total noninterest income plus tax equivalent net interest income), a measure of productivity, increased to 80.6% for 2011, from 77.9% for 2010 and 78.5% for 2009. The higher efficiency ratio in 2011 was related to higher overhead in salaries and benefits.

Federal Income Tax Expense

The Corporation had an expense of $287 thousand for federal income taxes in 2011 compared with an expense of $584 thousand in 2010 and $508 thousand for the year ending December 31, 2009. These amounts resulted in an effective tax rate of 16.4%, 23.9%, and 21.9%, for 2011, 2010, and 2009, respectively. See Note 10 of the Corporation’s Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

Total average assets increased $6.7 million to $307.4 million in 2011 as compared with 2010. The increase in total average assets is primarily attributable to a higher level of average total loans of $13.0 million and an increase in average total investment securities of $3.3 million. The Corporation’s earning assets, which include loans, investment securities, certificates of deposit with other banks and interest-bearing deposits with banks, averaged $277.0 million in 2011, a 2.6% increase from $269.9 million in 2010. While the year-end balance for interest-bearing deposits with banks was more than the previous year, the average volume decreased $9.3 million compared with the prior year. For 2011, average earning assets were comprised of 62% loans, 33% investment securities, and 5% deposit balances with banks. The ratio of average earning assets to average total assets increased slightly to 90.1% for 2011 compared with 89.8% for 2010.

Loans

Loans are one of the Corporation’s largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2011, average net loans represented 62% of average earning assets and 55% of average total assets.

The composition of the Corporation’s loan portfolio at December 31, 2011, 2010, and 2009 was as follows:

	2011		2010		2009
	(Dollars in thousands)
Category	Amount	% Change	Amount	% Change	Amount	% Change

Commercial, financial, and agricultural	$36,678	31.7%	$27,852	8.2%	$25,731	(2.4)%
Real estate:
Construction	13,224	(21.8)%	16,900	8.4%	15,597	(15.0)%
Commercial	60,599	27.2%	47,649	(5.3)%	50,337	16.9%
Residential	59,178	14.7%	51,610	0.6%	51,314	13.6%
Agricultural	6,283	(25.5)%	8,428	16.7%	7,225	(16.4)%
Consumer & other	5,370	0.9%	5,320	(47.1)%	10,056	34.4%
Total loans	$181,332	14.9%	$157,759	(1.6)%	$160,260	7.5%
Unearned interest and discount	(30)	(15.4)%	(26)	13.3%	(30)	(3.5)%
Allowance for loan losses	(3,100)	(12.5)%	(2,755)	(8.8)%	(2,533)	(6.6)%
Net loans	$178,202	15.0%	$154,978	(1.7)%	$157,697	7.5%

Total year-end balances of loans increased $23.6 million while average total loans increased $13.0 million in 2011 compared with 2010. Increases in commercial and residential real estate loans as well as commercial, financial, and agricultural loans offset declines in construction and agricultural real estate loan categories. The ratio of total loans to total deposits at year end increased to 72.9% in 2011 compared with 65.9% in 2010. The loan portfolio mix at year-end 2011 consisted of 7.3% loans secured by construction real estate, 33.4% loans secured by commercial real estate, 32.6% of loans secured by residential real estate, and 3.5% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 20.2% and installment loans to individuals for consumer purposes of 3.0%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation’s loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2011.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on nonaccruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $3.100 million, or 1.7% of total loans outstanding, as of December 31, 2011. This level represented a $345 thousand increase from the corresponding 2010 year-end amount which was 1.8% of total loans outstanding. We increased the allowance for loan losses in response to the market and economic environment.

There was a provision for loan losses of $984 thousand in 2011 compared with a provision for loan losses of $600 thousand in 2010. See Part I, Item 1, “Table 4 – Loan Portfolio” of the Guide 3 for details of the changes in the allowance for loan losses.

Investment Securities

The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income to complement loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment. The

Corporation’s investment securities represent 26% of our assets and consist largely of 59% U.S. Government sponsored pass-thru residential mortgage-backed securities. Also, the portfolio includes 41% state, county and municipal securities.

The following table summarizes the contractual maturity of investment securities at their carrying values as of December 31, 2011:

Amounts Maturing In:	Securities Available for Sale	Securities Held to Maturity	Total
	(Dollars in thousands)
One year or less	$1,487	$3,348	$4,835
After one through five years	1,354	9,995	11,349
After five through ten years	10,308	15,068	25,376
After ten years	15,381	23,928	39,309
Equity securities	111	0	111
Total investment securities	$28,641	$52,339	$80,980

At year end 2011, the total investment portfolio decreased to $81.0 million, a decrease of $20.2 million, or 20.0%, compared with $101.2 million at year-end 2010. The majority of this decrease was due to calls and maturities of $13.7 million of U.S. Government Agencies and municipals as well as residential mortgage-backed securities principal paydowns of approximately $13.5 million. Additionally, we sold $13.5 million of longer-term residential mortgage-backed securities and $11.3 million of U.S. Government Treasuries. These sales resulted in a net gain of $381 thousand. Offsetting these calls, maturities, and sales, we purchased $31.0 million of U.S. Government Agencies, U.S. Government sponsored residential mortgage-backed securities, and municipal securities. The average investment portfolio increased $3.0 million to $90.2 million in 2011 from $87.2 million in 2010.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, other-than-temporarily impaired preferred stock, and property acquired by foreclosure. The level of nonperforming assets increased $79 thousand at year-end 2011 compared with year-end 2010. This increase was primarily due to a larger amount of nonaccrual loans. Nonaccrual loans increased due to additional loans becoming past due compared with the previous year. Partially offsetting the increase in nonaccrual loans, foreclosed assets decreased $930 thousand. Nonperforming assets were approximately $3.621 million, or 1.18% of total assets as of December 31, 2011, compared with $3.542 million, or 1.19% of total assets at year-end 2010.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2011, average deposits increased compared with 2010, from $242.7 million to $249.0 million. This average deposit growth occurred primarily in noninterest-bearing deposits. As of December 31, 2011, the Corporation’s certificates of deposit of $100,000 or more increased slightly to $32.6 million from $32.5 million at the end of 2010.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2011, the Corporation repaid $2 million of the fixed-rate advances from the Federal Home Loan Bank. During 2012, we expect to pay $2 million of the fixed-rate advances. Total long-term advances with the Federal Home Loan Bank were $22 million at December 31, 2011. Two of these advances totaling $10 million have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Corporation intends to pay off these advances at the conversion dates. Details on the Federal Home Loan Bank advances are presented in Notes 7 and 8 to the financial statements.

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

The Consolidated Statement of Cash Flows details the Corporation’s cash flows from operating, investing, and financing activities. During 2011, operating and financing activities provided cash flows of $11.7 million, while investing activities used $6.7 million resulting in an increase in cash and cash equivalents balances of $5.0 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Corporation’s deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 86.9% of total deposits on December 31, 2011, compared with 86.4% in 2010.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss. The Corporation had $4.8 million investment securities maturing within one year or less on December 31, 2011, which represented 6% of the investment debt securities portfolio. Also, the Corporation has approximately $510 thousand of state and municipal securities callable at the option of the issuer within one year and approximately $10.4 million of expected annual cash flow in principal reductions from payments of mortgage-backed securities.

Due to the current interest rate environment, $8.4 million of our callable securities were called in 2011 and $5.6 million were called in 2010. We have reinvested these proceeds from called investment securities in new loans and new investment securities. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations.

Contractual Obligations

The chart below shows the Corporation’s contractual obligations and its scheduled future cash payments under those obligations as of December 31, 2011.

The majority of the Corporation’s outstanding contractual obligations are long-term debt. The remaining contractual obligations are comprised of purchase obligations for data processing services and a rental agreement for our mortgage servicing office. We have no capital lease obligations.

	Payments Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$22,000	$0	$12,000	$0	$10,000
Operating leases	71	27	35	9	0
Total contractual obligations	$22,071	$27	$12,035	$9	$10,000

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

Financial instruments whose contract amounts represent credit risk:	2011	2010
	(Dollars in thousands)
Commitments to extend credit	$16,734	$10,616
Standby letters of credit	$45	$10

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 9.06% in 2011 and 8.95% in 2010. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8% total risk-based ratio, of which 4% must consist primarily of tangible common stockholders’ equity (Tier I capital) or its equivalent. Also, the regulations require a financial institution to maintain a 3% leverage ratio. At year-end 2011, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 16.71%, a Tier I risk-based capital ratio of 15.45%, and a leverage ratio of 9.47%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios for year-end 2011 and 2010 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

Risk Based Capital Ratios	Dec. 31, 2011	Dec. 31, 2010	Minimum Regulatory Guidelines	Minimum For Well Capitalized

Tier I capital	15.45%	16.49%	4.00%	6.00%
Total risk-based capital	16.71%	17.74%	8.00%	10.00%
Leverage	9.47%	9.01%	3.00%	5.00%

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

Management’s Report on Internal Control over Financial Reporting

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2011. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

March 30, 2012

43

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010

ASSETS

Cash and due from banks	$6,552,358	$5,111,869
Interest-bearing deposits in other banks	14,498,048	10,958,766
Cash and cash equivalents	21,050,406	16,070,635

Certificates of deposit in other banks	980,000	0
Investment securities available for sale, at fair value	28,640,832	54,945,921
Investment securities to be held to maturity (fair value
approximates $54,158,523 and $46,570,196)	52,338,728	46,255,446
Federal Home Loan Bank stock, at cost	1,786,500	1,649,900
Loans, net of allowance for loan losses of $3,100,000 and
$2,754,614	178,202,314	154,978,016
Premises and equipment, net	9,942,429	9,221,341
Foreclosed assets, net	2,357,695	3,288,121
Intangible assets	546,519	640,876
Bank owned life insurance	4,593,385	3,029,314
Other assets	5,211,208	6,324,361

Total assets	$305,650,016	$296,403,931

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
NOW accounts	$29,841,315	$29,238,582
Money market	45,638,259	50,468,227
Savings	24,366,536	22,635,415
Certificates of deposit $100,000 and over	32,629,146	32,472,318
Other time accounts	59,950,041	65,858,838

Total interest-bearing deposits	192,425,297	200,673,380
Noninterest-bearing deposits	56,485,602	38,857,679

Total deposits	248,910,899	239,531,059

Short-term borrowed funds	2,000,000	2,000,000
Long-term debt	22,000,000	24,000,000
Other liabilities	4,188,232	4,097,279

Total liabilities	277,099,131	269,628,338

Stockholders’ equity:
Common stock – $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Additional paid-in capital	31,701,533	31,701,533
Retained earnings	19,132,249	17,925,895
Accumulated other comprehensive income (loss)	(462,937)	(1,031,875)
Treasury stock, at cost 1,745,998 shares for 2011
and 2010	(26,113,795)	(26,113,795)

Total stockholders’ equity	28,550,885	26,775,593

Total liabilities and stockholders’ equity	$305,650,016	$296,403,931

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2011, 2010, and 2009

	2011	2010	2009
Interest income:
Interest and fees on loans	$10,408,472	$9,943,649	$9,523,822
Interest on debt securities: Taxable	1,922,523	2,412,444	3,299,150
Interest on debt securities: Tax-exempt	721,358	597,242	735,987
Dividends	14,632	5,404	4,564
Interest on deposits in other banks	35,277	57,805	32,949
Interest on certificates of deposit in other banks	1,858	0	0
Interest on other short-term investments	0	0	97
Total interest income	13,104,120	13,016,544	13,596,569

Interest expense:
Deposits	1,369,745	2,053,646	2,884,601
Federal funds purchased	1,810	3	994
Other short-term borrowings	41,677	111,452	169,286
Long-term debt	781,581	724,012	617,302
Total interest expense	2,194,813	2,889,113	3,672,183

Net interest income	10,909,307	10,127,431	9,924,386

Provision for loan losses	983,667	600,000	535,709
Net interest income after provision
for loan losses	9,925,640	9,527,431	9,388,677

Noninterest income:
Service charges on deposit accounts	1,415,379	1,567,424	1,765,854
Income from trust services	214,016	241,583	212,445
Income from brokerage services	324,018	300,210	266,137
Income from insurance services	1,273,320	1,124,612	1,069,301
Income from mortgage banking services	1,477,166	1,350,625	1,327,193
Provision for foreclosed asset losses	(300,000)	(275,000)	0
Net gain (loss) on sale or disposition of assets	(160,182)	30,852	349
Net gain on sale of securities	381,312	534,973	255,324
Net loss on the impairment of equity securities	(12,265)	0	0
Other income	545,997	511,638	467,356
Total noninterest income	5,158,761	5,386,917	5,363,959

Noninterest expense:
Salaries and employee benefits	7,716,684	6,970,460	6,359,949
Occupancy expense	952,668	891,291	846,383
Equipment expense	811,701	739,223	666,779
Data processing expense	1,039,252	989,413	925,814
Amortization of intangible assets	219,357	207,638	207,638
Other operating expenses	2,596,398	2,676,372	3,425,138
Total noninterest expenses	13,336,060	12,474,397	12,431,701

Income before income taxes	1,748,341	2,439,951	2,320,935
Provision for income taxes	287,203	583,735	508,339
Net income	$1,461,138	$1,856,216	$1,812,596

Basic earnings per share:
Net income	$0.57	$0.73	$0.71
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837
Diluted earnings per share:
Net income	$0.57	$0.73	$0.71
Weighted average shares outstanding	2,547,865	2,547,894	2,547,837

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2011, 2010, and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at Dec. 31, 2008	$4,293,835	$31,701,533	$14,511,867	$(1,076,918)	$(26,113,795)	$23,316,522
Net Income	—	—	1,812,596	—	—	1,812,596
Comprehensive income (loss):
Changes in net (loss) on securities available for sale	—	—	—	(23,267)	—	(23,267)
Changes in net gain on pension plan benefits	—	—	—	424,130	—	424,130
Total comprehensive income						2,213,459
Balance at Dec. 31, 2009	4,293,835	31,701,533	16,324,463	(676,055)	(26,113,795)	25,529,981
Net Income	—	—	1,856,216	—	—	1,856,216
Comprehensive income (loss):
Changes in net (loss) on securities available for sale	—	—	—	(202,142)	—	(202,142)
Changes in net (loss) on pension plan benefits	—	—	—	(153,678)	—	(153,678)
Total comprehensive income						1,500,396
Cash dividend declared $.10 per share	—	—	(254,784)	—	—	(254,784)
Balance at Dec. 31, 2010	4,293,835	31,701,533	17,925,895	(1,031,875)	(26,113,795)	26,775,593
Net Income	—	—	1,461,138	—	—	1,461,138
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	536,791	—	536,791
Changes in net gain on pension plan benefits	—	—	—	32,147	—	32,147
Total comprehensive income						2,030,076
Cash dividend declared $.10 per share	—	—	(254,784)	—	—	(254,784)
Balance at Dec. 31, 2011	$4,293,835	$31,701,533	$19,132,249	$(462,937)	$(26,113,795)	$28,550,885

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2011, 2010, and 2009

Cash flows from operating activities:	2011	2010	2009
Net income	$1,461,138	$1,856,216	$1,812,596
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	983,667	600,000	535,709
Provision for foreclosed asset losses	300,000	275,000	0
Depreciation	829,868	782,739	719,527
Net amortization and (accretion) of investment securities	375,206	307,134	(26,809)
Income on cash surrender value of bank owned life insurance	(164,069)	(128,128)	(69,195)
Amortization of intangibles	219,357	207,638	207,638
Loss on sale/writedown of foreclosed assets	166,605	121,021	(349)
Net loss on the impairment of equity securities	12,265	0	0
Net gain on sale of securities	(381,312)	(534,973)	(255,324)
Net gain on disposal of other assets	(2,820)	(95,874)	0
Change in:
Funds held related to mortgage banking activities	14,197	(184,678)	796,800
Other assets	668,061	794,322	(749,812)
Other liabilities	125,464	1,851	61,630
Net cash provided by operating activities	4,607,627	4,002,268	3,032,411

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	15,831,690	10,230,355	5,000,000
Proceeds from calls, paydowns and maturities of securities AFS	11,641,799	9,261,755	30,502,563
Proceeds from sale of securities available for sale	24,846,529	17,856,535	9,849,289
Purchase of securities held to maturity	(22,193,213)	(32,538,827)	(17,100,452)
Purchase of securities available for sale	(9,234,434)	(19,898,202)	(18,894,586)
Purchase of certificates of deposit in other banks	(980,000)	0	0
Net change in loans	(24,968,385)	1,456,440	(13,733,137)
Purchase bank owned life insurance	(1,400,002)	0	0
Expenditures for improvements to other real estate owned	(42,401)	(119,120)	(1,427,679)
Purchase of premises and equipment	(1,553,137)	(2,243,328)	(2,713,333)
Proceeds from sales of other assets	1,298,642	921,078	0
Net cash provided for investing activities	(6,752,912)	(15,073,314)	(8,517,335)

Cash flows from financing activities:
Net change in deposits	9,379,840	4,100,048	20,890,006
Increase (decrease) in federal funds purchased	0	0	(430,000)
Payment of short-term debt	(2,000,000)	0	(5,000,000)
Proceeds from issuance of long-term debt	0	0	6,000,000
Cash dividends paid	(254,784)	(254,784)	(178,349)
Net cash provided for financing activities	7,125,056	3,845,264	21,281,657

Increase(decrease) in cash and cash equivalents	4,979,771	(7,225,782)	15,796,733
Cash and cash equivalents - beginning of period	16,070,635	23,296,417	7,499,684
Cash and cash equivalents - end of period	$21,050,406	$16,070,635	$23,296,417

Cash paid during the year for:
Income taxes	$0	$572,710	$0
Interest paid	$2,274,698	$2,992,228	$3,746,676

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	2011	2010	2009
NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$760,420	$662,941	$2,193,311
Unrealized gain(loss) on securities AFS	$813,321	$(306,275)	$(35,212)
Unrealized gain(loss) on pension plan benefits	$48,708	$(232,844)	$642,621
Net reclass between short and long-term debt	$0	$(3,000,000)	$5,000,000

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

Nature of Operations

The Corporation offers comprehensive financial services to consumer, business, and governmental customers through its banking offices in southwest Georgia. Its primary deposit products are money market, NOW, savings and certificates of deposit, and its primary lending products are consumer and commercial mortgage loans. The Corporation provides, in addition to conventional banking services, investment planning and management, trust management, mortgage banking, and commercial and individual insurance products. Insurance products and advice are provided by the Bank’s Southwest Georgia Insurance Services Division. Mortgage banking for primarily commercial properties is provided by Empire, a mortgage banking services subsidiary.

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. The Bank also operates Empire in Milledgeville, Georgia. Our first full-service banking center in Valdosta, Georgia opened in June 2010 and a mortgage origination office was opened in January 2011 in Valdosta, Georgia. Construction is almost complete on our second banking center in Valdosta and the new branch is expected to open in the first quarter of 2012.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $297,061 at December 31, 2011.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of December 31, 2011, the valuation allowance for foreclosed asset losses was $575,000.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. At December 31, 2011 and 2010, the policies had a value of $4,593,385 and $3,029,314, respectively, and were 16.1% and 11.3%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

The Corporation will recognize a tax position as a benefit only if it is more likely than not that the tax position would be sustained in a tax examination, with an examination being presumed to occur. The amount recognized is the largest amount of a tax benefit that is greater than fifty percent likely of being realized on examination. No benefit is recorded for tax positions that do not meet the more than likely than not test.

The Corporation recognizes penalties related to income tax matters in income tax expense.  The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax period ending December 31, 2010 and subsequent years.

The Internal Revenue Service (“IRS”) completed an audit of the Corporation’s tax returns in May 2010 for periods ending December 31, 2009, 2008, and 2007.  Adjustments from the examiner and payments to the IRS approximated $337,000.  The result of the audit did not have a material impact on the Corporation’s financial statements. Thus, no FIN 48 liability was recorded for additional tax, interest or penalties.   We are aware of no additional material uncertain tax positions which would require a FIN 48 liability to be recorded for the current year.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. Besides net income, other components of the Corporation’s accumulated other comprehensive income (loss) includes the after tax effect of changes in the net unrealized gain/loss on securities available for sale and the unrealized gain/loss on pension plan benefits. The following table presents the components of accumulated other comprehensive income (loss) as of December 31, 2011 and 2010.

	2011	2010
Unrealized gain (loss) on AFS securities:
Gross	$1,396,698	$583,377
Tax	(474,878)	(198,348)
Net	921,820	385,029
Unrealized gain (loss) on pension plan benefits:
Gross	(2,098,116)	(2,146,824)
Tax	713,359	729,920
Net	(1,384,757)	(1,416,904)

Total accumulated other comprehensive income (loss)	$(462,937)	$(1,031,875)

Trust Department

Trust income is included in the accompanying consolidated financial statements on the cash basis in accordance with established industry practices. Reporting of such fees on the accrual basis would have no material effect on reported income.

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $293 million in non-recourse commercial mortgages at year-end 2011. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC 860, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2011, 2010, and 2009 were $161,171, $177,402, and $148,478, respectively.

Recent Market and Regulatory Developments

The financial services industry is continuing to face unprecedented challenges in the face of the current national and global economic environment. The global and U.S. economies are experiencing significantly reduced business activity. Dramatic declines in the housing market during the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Corporation is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

In May 2009, the FDIC imposed a special assessment on insured institutions as part of its efforts to rebuild the Deposit Insurance Fund and help maintain public confidence in the banking system. The special assessment was five basis points of each FDIC-insured depository institution’s assets minus Tier 1 capital, as of June 30, 2009. The Corporation recorded a pre-tax charge of approximately $122 thousand in the second quarter of 2009 in connection with the special assessment.

In September 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized in November 2009. As a result, the Corporation is carrying a prepaid asset of $691 thousand as of December 31, 2011. The Corporation’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Corporation.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (The Act) was enacted. The Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope affecting many aspects of bank and financial market regulation. The Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Corporation become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Act also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) was effective for the Corporation’s financial statements for periods ending after September 15, 2009. On July 1, 2009, the ASC became the single source of authoritative non-governmental U.S. generally accepted accounting principles (“GAAP”). Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and did not have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income”, Topic 220, which defers the effective date for the amendments to the presentation of items reclassified out of accumulated other comprehensive income from ASU No. 2011-05. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

In September, 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other.” This ASU is intended to simplify how an entity tests goodwill for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The ASU will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

In January 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-01 which temporarily defers the effective date in ASU 2010-20 for disclosure about troubled debt restructuring by creditors to coincide with the effective date of the proposed guidance clarifying what constitutes a troubled debt restructuring. The adoption of this disclosure-only guidance is not expected to have an effect on the Corporation’s financial statements.

In July 2010, the FASB issued ASU 2010-20 “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which added disclosure requirements concerning the credit quality of an entity’s allowance for loan losses and financing receivables. The new disclosures that relate to information as of the end of the reporting period is effective as of December 31, 2010, whereas the disclosures related to activity that occurred during the reporting periods is effective January 1, 2011. Management has determined the adoption of the guidance will not have a material effect on the Corporation’s financial position or results of operations.

2. INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized costs of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$2,724,000	$117,597	$0	$2,841,597
Residential mortgage-backed securities	24,345,585	1,343,250	0	25,688,835
Total debt securities AFS	27,069,585	1,460,847	0	28,530,432
Equity securities	174,549	0	64,149	110,400

Total securities AFS	$27,244,134	$1,460,847	$64,149	$28,640,832

December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Treasury securities	$11,061,282	$0	$427,752	$10,633,530
State and municipal securities	5,655,242	190,509	0	5,845,751
Residential mortgage-backed securities	37,423,357	1,090,228	114,746	38,398,839
Total debt securities AFS	54,139,881	1,280,737	542,498	54,878,120
Equity securities	222,664	0	154,863	67,801

Total securities AFS	$54,362,545	$1,280,737	$697,361	$54,945,921

Securities Held to Maturity:

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$29,918,408	$1,137,322	$5,674	$31,050,056
Residential mortgage-backed securities	22,420,320	688,147	0	23,108,467

Total securities HTM	$52,338,728	$1,825,469	$5,674	$54,158,523

December 31, 2010	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$6,999,651	$13,189	$5,080	$7,007,760
State and municipal securities	17,682,419	252,077	138,934	17,795,562
Residential mortgage-backed securities	21,573,376	276,011	82,513	21,766,874

Total securities HTM	$46,255,446	$541,277	$226,527	$46,570,196

At December 31, 2011, securities with a carrying value of $40,597,106 and a market value of $42,554,884 were pledged as collateral for public deposits and other purposes as required by law. Of these amounts, approximately $11,000,000 was overpledged and could be released if necessary for liquidity needs. At December 31, 2010, securities with a carrying value of $48,848,556 and a market value of $50,021,511 were pledged as collateral for public deposits and Federal Home Loan Bank (“FHLB”) Advances. At December 31, 2011, we had only 1-4 family mortgage loans pledged to secure FHLB advances. In 2010, we pledged a combination of securities and 1-4 family mortgage loans to secure FHLB advances. The FHLB requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2011, this stock investment was $1,786,500.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation’s stockholders’ equity at December 31, 2011.

The amortized cost and estimated fair value of securities at December 31, 2011, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$1,475,000	$1,487,331
After one through five years	1,249,000	1,354,266
After five through ten years	9,889,678	10,307,585
After ten years	14,455,907	15,381,250
Total debt securities AFS	$27,069,585	$28,530,432

Equity securities	174,549	110,400

Total securities AFS	$27,244,134	$28,640,832

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$3,348,361	$3,353,004
After one through five years	9,994,842	10,349,120
After five through ten years	15,067,385	15,697,860
After ten years	23,928,140	24,758,539

Total securities HTM	$52,338,728	$54,158,523

For the years ended December 31, 2011, 2010, and 2009, proceeds from sales of securities available for sale amounted to $24,846,529, $17,856,535, and $9,849,289, respectively. Reported net realized gains amounted to $381,312, $534,973, and $255,324, respectively. The net gain in 2011 was due to the sale of $13,504,733 of longer-term residential mortgage-backed securities and our entire portfolio of U.S. Government Treasury securities. The net gain in 2010 was due to the sale of $11,634,167 of longer-term residential mortgage-backed securities to shorten the duration of our earning assets. Also, the remaining $6,222,368 of corporate notes were sold in 2010 to reduce credit risk in the portfolio. The gain in 2009 was mainly due to selling a portion of our longer-term residential mortgage-backed securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2011	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
State and municipal securities	$0	$0	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	0	0	0	0
Temporarily impaired equity securities	64,149	110,400	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$64,149	$110,400	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$5,674	$1,142,423	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$5,674	$1,142,423	$0	$0

December 31, 2010	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Treasury securities	$427,752	$10,633,530	$0	$0
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	114,746	6,443,200	0	0
Total debt securities AFS	542,498	17,076,730	0	0
Temporarily impaired equity securities	0	0	154,863	67,801
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$542,498	$17,076,730	$154,863	$67,801

Securities Held to Maturity
Temporarily impaired debt securities:
U.S. Government Agency	$5,080	$1,994,920	$0	$0
State and municipal securities	138,934	6,795,789	0	0
Residential mortgage-backed securities	82,513	3,819,645	0	0
Total securities held to maturity	$226,527	$12,610,354	$0	$0

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

In March 2011, the Corporation sold the remaining shares of Freddie Mac preferred stock. Common stock of a FDIC problem bank held in the Corporation’s investment portfolio was deemed impaired and a loss of $12,265 was recognized in the second quarter of 2011.

At December 31, 2011, four debt securities had unrealized losses with aggregate depreciation of 0.5% from the Corporation’s amortized cost basis. At December 31, 2010, forty-one debt securities had unrealized losses with aggregate depreciation of 2.5%. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation’s loan portfolio at December 31, 2011 and 2010 was as follows:

	2011	2010

Commercial, financial and agricultural loans	$36,677,906	$27,851,844
Real estate:
Construction loans	13,224,081	16,900,325
Commercial mortgage loans	60,599,120	47,649,217
Residential loans	59,177,824	51,609,504
Agricultural loans	6,283,665	8,428,009
Consumer & other loans	5,369,787	5,319,605

Loans Outstanding	181,332,383	157,758,504

Unearned interest and discount	(30,069)	(25,874)
Allowance for loan losses	(3,100,000)	(2,754,614)
Net loans	$178,202,314	$154,978,016

The Corporation’s only significant concentration of credit at December 31, 2011, occurred in real estate loans which totaled approximately $139 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to FHLB to secure outstanding advances. At December 31, 2011, $30,231,383 loans were pledged in this capacity.

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

Loans placed on nonaccrual status amounted to $1,153,242 and $186,331 at December 31, 2011 and 2010, respectively. There were no past due loans over ninety days and still accruing at December 31, 2011 or 2010. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $19,796 and $4,365 as of year-end 2011 and 2010, respectively. At December 31, 2010, nonaccrual loans had decreased due to the collection of a $1,282,905 loan placed on interest nonaccrual in 2009.

The following table presents an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of December 31, 2011
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$141,436	$0	$141,436	$83,332	$36,453,138	$36,677,906
Real estate:
Construction loans	288,295	0	288,295	98,961	12,836,825	13,224,081
Commercial mortgage loans	391,712	0	391,712	708,701	59,498,707	60,599,120
Residential loans	2,372,263	0	2,372,263	260,847	56,544,714	59,177,824
Agricultural loans	0	0	0	0	6,283,665	6,283,665
Consumer & other loans	44,026	0	44,026	1,401	5,324,360	5,369,787

Total loans	$3,237,732	$0	$3,237,732	$1,153,242	$176,941,409	$181,332,383

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

At December 31, 2011 and 2010, impaired loans amounted to $567,802 and $4,500,000, respectively. A reserve amount of $39,938 was recorded in the allowance for loan losses for these impaired loans as of December 31, 2011 and no reserve amount was recorded in the allowance for loan losses at December 31, 2010.

The following table presents impaired loans, segregated by class of loans as of December 31, 2011 and 2010:

December 31, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Interest Income Received During Impairment

Commercial, financial and agricultural loans	$97,533	$0	$66,283	$66,283	$31,250	$24,851	$1,169
Real estate:
Construction loans	98,961	98,961	0	98,961	0	542	0
Commercial mortgage loans	117,997	117,997	0	117,997	0	4,457,342	149,875
Residential loans	253,311	128,515	116,108	244,623	8,688	63,957	2,655
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0	0

Total loans	$567,802	$345,473	$182,391	$527,864	$39,938	$4,546,692	$153,699

December 31, 2010	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Interest Income Received During Impairment

Commercial, financial and agricultural loans	$0	$0	$0	$0	$0	$8,219	$0
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	4,500,000	4,083,365	0	4,083,365	0	12,329	0
Residential loans	0	0	0	0	0	0	0
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	2,145	0

Total loans	$4,500,000	$4,083,365	$0	$4,083,365	$0	$22,693	$0

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

Grade 5b – Other Assets Especially Mentioned (OAEM) – Loans graded 5b may otherwise be classified more severely except that the loan is well secured by properly margined collateral, it is generally performing in accordance with the original contract or modification thereof and such performance has seasoned for a period of 90 days, or the ultimate collection of all principal and interest is reasonably expected. Loans in this grade are unsupported by sufficient evidence of the borrower’s sound net worth or repayment capacity or may be subject to third party action that would cause concern for future prompt repayment.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of December 31, 2011, all Grade 8 loans have been charged-off.

The following table presents internal loan grading by class of loans as of December 31, 2011:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$441,795	$0	$0	$30,461	$0	$391,277	$863,533
Grade 2- Above Avg.	108,500	1,150,438	8,319	126,109	1,078,939	22,435	2,494,740
Grade 3- Acceptable	28,595,068	6,311,912	31,407,672	38,523,972	3,655,606	4,032,909	112,527,139
Grade 4- Fair	6,499,052	2,877,153	17,367,565	15,713,713	718,392	742,167	43,918,042
Grade 5a- Watch	764,196	237,761	1,547,648	1,931,197	290,284	25,163	4,796,249
Grade 5b- OAEM	0	45,738	4,369,889	1,126,072	475,351	25,141	6,042,191
Grade 6- Substandard	269,295	2,601,079	5,898,027	1,726,300	65,093	122,909	10,682,703
Grade 7- Doubtful	0	0	0	0	0	7,786	7,786

Total loans	$36,677,906	$13,224,081	$60,599,120	$59,177,824	$6,283,665	$5,369,787	$181,332,383

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

The ALLL is calculated by the addition of the estimated loss derived from each of the above categories. The impaired loans and nonaccrual loans over $50,000 are analyzed on an individual basis to determine if the future collateral value is sufficient to support the outstanding debt of the loan. If an estimated loss is calculated, it is included in the estimated ALLL until it is charged to the loan loss reserve. The calculation for loan risk graded 5, 6, 7 or 8, other outstanding loans and other commitments to lend is based on assigning an estimated loss factor based on a twelve quarter rolling historical net loss rate. The estimated requirement for unallocated general reserves from migration and economic analysis is determined by considering (1) trends in asset quality, (2) level and trends in charge-off experience, (3) macro economic trends and conditions, (4) micro economic trends and conditions and (5) risk profile of lending activities. Within each of these categories, a high risk factor percentage and a low risk factor percentage from a rating of excessive, high, moderate or low will be determined by management and applied to the loan portfolio. This results in a high and low range of the estimated reserves required. By adding the estimated high and low value from the migration and economic analysis to the estimated reserve from the loan portfolio, a high and low range of total estimated loss reserves is obtained. This amount is then compared to the actual amount in the loan loss reserve.

The calculation of ALLL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

Changes in the allowance for loan losses are as follows:

	2011	2010	2009

Balance, January 1	$2,754,614	$2,532,856	$2,375,713
Provision charged to operations	983,667	600,000	535,709
Loans charged off	(807,045)	(682,485)	(427,841)
Recoveries	168,764	304,243	49,275

Balance, December 31	$3,100,000	$2,754,614	$2,532,856

The following table details activity in the ALLL by class of loans for the year ended December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2010	$133,636	$1,395,722	$685,994	$301,902	$0	$237,360	$2,754,614

Charge-offs	235,776	0	445,583	112,869	0	12,817	807,045
Recoveries	62,993	0	74,330	20,912	0	10,529	168,764
Net charge-offs	172,783	0	371,253	91,957	0	2,288	638,281
Provisions charged to operations	431,369	(273,072)	732,086	155,510	0	(62,226)	983,667
Balance at end of period, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Ending balance -
Individually evaluated for impairment	$0	$0	$0	$0	$0	$0	$0
Collectively evaluated for impairment	392,222	1,122,650	1,046,827	365,455	0	172,846	3,100,000
Balance at end of period	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Loans :
Ending balance -
Individually evaluated for impairment	$212,367	$2,597,598	$5,906,030	$1,319,683	$622,387	$0	$10,658,065
Collectively evaluated for impairment	36,465,539	10,626,483	54,693,090	57,858,141	5,661,278	5,369,787	170,674,318
Balance at end of period	$36,677,906	$13,224,081	$60,599,120	$59,177,824	$6,283,665	$5,369,787	$181,332,383

The following table is a summary of amounts included in the ALLL for the impaired loans with specific reserves and the recorded balance of the related loans.

	Year Ended December 31,
	2011	2010	2009

Allowance for loss on impaired loans	$39,938	$0	$0
Recorded balance of impaired loans	$567,802	$4,500,000	$1,756,997

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $760,420, $662,941 and $2,193,311 million for the years ended December 31, 2011, 2010, and 2009, respectively.

4. PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2011 and 2010 are as follows:

	2011	2010

Land	$3,294,351	$2,866,634
Building	9,807,405	9,872,214
Furniture and equipment	7,459,022	7,628,479
Construction in process	602,275	0
	21,163,053	20,367,327
Less accumulated depreciation	(11,220,624)	(11,145,986)

Total	$9,942,429	$9,221,341

Depreciation of premises and equipment was $829,868, $782,739, and $719,527 in 2011, 2010, and 2009, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, Summary of Significant Accounting Policies.

The Corporation’s first full-service banking center and mortgage origination office were opened in Valdosta, Georgia in June 2010 and January 2011, respectively. Construction is almost complete on our second Valdosta area banking center and is expected to open in the first quarter of 2012.

5. INTANGIBLE ASSETS

The following table lists the Corporation’s intangible assets at December 31, 2011 and 2010. Core deposit premiums have 2-3 years of remaining amortization, and account relationships have 1-8 years remaining amortization.

	2011	2010
Amortizing intangible assets
Core deposit premiums	$391,304	$573,046
Account relationships	155,215	67,830

Total intangible assets	$546,519	$640,876

The intangible assets’ carrying amount, accumulated amortization and amortization expense for December 31, 2011 and the five succeeding fiscal years are as follows:

67

	2011	2012	2013	2014	2015	2016
Amortizing intangible assets
Core deposit premiums
Gross carrying amount	$1,892,540	$1,892,540	$1,892,540	$1,670,415	$0	$0
Accumulated amortization	1,501,236	1,682,977	1,864,719	1,670,415	0	0
Net carrying amount	391,304	209,563	27,821	0	0	0

Amortization expense	181,742	181,742	181,742	27,822	0	0

Account relationships
Gross carrying amount	513,447	513,447	400,000	400,000	125,000	125,000
Accumulated amortization	358,232	395,973	316,484	333,594	74,219	89,844
Net carrying amount	155,215	117,474	83,516	66,406	50,781	35,156

Amortization expense	37,615	37,740	33,958	17,110	15,625	15,625

Total intangible assets
Gross carrying amount	2,405,987	2,405,987	2,292,540	2,070,415	125,000	125,000
Accumulated amortization	1,859,468	2,078,950	2,181,203	2,004,009	74,219	89,844
Net carrying amount	546,519	327,037	111,337	66,406	50,781	35,156

Amortization expense	$219,357	$219,482	$215,700	$44,932	$15,625	$15,625

6. DEPOSITS

At December 31, 2011, the scheduled maturities of certificates of deposit are as follows:

Amount

2012	$75,909,562
2013	14,504,535
2014	1,942,259
2015	85,416
2016 and thereafter	137,415

Total	$92,579,187

The amount of overdraft deposits reclassified as loans were $133,324 and $127,180 for the years ended December 31, 2011 and 2010, respectively.

7. SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2011, the Corporation did not have any federal funds purchased. The Corporation had approximately $69,900,000 in unused federal funds accommodations at year-end 2011. Other short-term borrowed funds consist of FHLB advances of $2,000,000 with interest at 2.23% as of December 31, 2011 and $2,000,000 with interest at 1.57% as of December 31, 2010. The Corporation maintains a line of credit with the Federal Reserve Bank’s Discount Window. The maximum amount that can be borrowed is dependent upon the amount of unpledged securities held by the Corporation as the amount of borrowings must be fully secured.

Information concerning federal funds purchased and FHLB short-term advances are summarized as follows:

	2011	2010

Average balance during the year	$2,931,507	$4,336,986
Average interest rate during the year	1.32%	2.54%
Maximum month-end balance during the year	$12,000,000	$7,000,000

8. LONG-TERM DEBT

Long-term debt at December 31, 2011 and 2010 consisted of the following:

	2011	2010

Advance from FHLB with a 2.23% fixed rate of interest maturing July 30, 2012. (transferred to short-term borrowings)	$0	$2,000,000

Advance from FHLB with a 2.79% fixed rate of interest maturing July 29, 2013.	2,000,000	2,000,000

Advance from FHLB with a 3.85% fixed rate of interest maturing April 30, 2014.	10,000,000	10,000,000

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018. (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018. (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000

Total long-term debt	$22,000,000	$24,000,000

The advances from FHLB are collateralized by the pledging a combination of 1-4 family residential mortgages and investment securities. At December 31, 2011, 1-4 family residential mortgage loans only with a lendable collateral value of $30,231,383 were pledged to secure these advances. In 2010, the advances were secured by 1-4 family residential mortgage loans with a lendable collateral value of $22,329,118 and investment securities with a carrying value of $3,882,357. The amount of FHLB Stock held is based on membership and level of FHLB advances. At year end 2011 and 2010, the amount of stock held that is based on membership was $454,900 and $479,900, respectively, and the amount of stock held that is based on the level of FHLB advances was $1,331,600 and $1,170,000, respectively. At December 31, 2011, the Corporation had approximately $52,400,000 of unused lines of credit with the FHLB.

The following are maturities of long-term debt for the next five years. At December 31, 2011, there was no floating rate long-term debt; however, two of these advances have convertible call features. Two advances totaling $10,000,000 have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Bank intends to pay off these advances at the conversion dates. The Bank has the ability to hold this debt until conversion and the means of repayment.

Due in:	Fixed Rate Amount

2012	$0
2013	2,000,000
2014	10,000,000
2015	0
2016	0
Later Years	10,000,000	*

Total long-term debt	$22,000,000

*Fixed rate advances with convertible options

9. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2011, 2010, and 2009 is presented below.

	2011	2010	2009
Change in Benefit Obligation
Benefit obligation at beginning of year	$12,635,261	$12,248,849	$12,180,640
Service cost	0	0	0
Interest cost	692,641	718,393	712,894
Amendments	0	0	0
Benefits paid	(883,044)	(784,304)	(769,841)
Other – net	(83,961)	452,323	125,156
Benefit obligation at end of year	$12,360,897	$12,635,261	$12,248,849

Change in Plan Assets
Fair value of plan assets at beginning of year	$10,488,437	$10,334,869	$9,624,039
Actual return on plan assets	57,388	532,872	1,230,671
Employer contribution	600,000	405,000	250,000
Benefits paid	(883,044)	(784,304)	(769,841)
Fair value of plan assets at end of year	$10,262,781	$10,488,437	$10,334,869

	2011	2010	2009

Funded status	$(2,098,116)	$(2,146,824)	$(1,913,980)
Unrecognized net actuarial (gain)/loss	0	0	0
Unrecognized prior service cost	0	0	0
Pension liability included in other liabilities	$(2,098,116)	$(2,146,824)	$(1,913,980)

Accumulated benefit obligation	$12,360,897	$12,635,261	$12,248,849

Amount recognized in consolidated balance sheet consist of the following:	2011	2010	2009
Accrued Pension	$2,098,116	$2,146,824	$1,913,980

Deferred tax assets	$713,359	$729,920	$650,754
Accumulated other comprehensive income	1,384,757	1,416,904	1,263,226
Total	$2,098,116	$2,146,824	$1,913,980

Components of Pension Cost	2011	2010	2009
Service cost	$0	$0	$0
Interest cost on benefit obligation	692,641	718,393	712,894
Expected return on plan assets	(814,635)	(801,070)	(744,127)
Other - net	306,007	281,630	373,001
Net periodic pension cost	$184,013	$198,953	$341,768

Other changes in plan assets and benefit obligations recognized in comprehensive income:

	2011	2010	2009
Net loss (gain)	$(48,708)	$232,844	$(642,621)
Prior service costs	0	0	0
Total recognized in other comprehensive income (loss)	$(48,708)	$232,844	$(642,621)
Net periodic pension cost	184,013	198,953	341,768
Total recognized in net periodic pension cost and other comprehensive income (loss)	$135,305	$431,797	$(300,853)

After adopting ASC 960, “Employer’s Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans,” and freezing its pension retirement plan, the Corporation reduced the accrued liability by $48,708 in 2011 and increased the accrued pension liability by $232,844 in 2010. Also, changes were made to other comprehensive income (loss) of $32,147 for 2011 and $(153,677) for 2010 on a pre-tax basis. During 2011, the fair value of the plan assets decreased $225,656.

At December 31, 2011, the plan assets included cash and cash equivalents, certificates of deposits with banks, corporate notes, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2011 and 2010 respectively were:

	2011	2010
Weighted-Average Assumptions As of December 31
Discount rate	5.70%	5.75%
Rate of compensation increase	N/A	N/A

For the years ended December 31, 2011, 2010, and 2009, the assumptions used to determine net periodic pension costs are as follows:

	2011	2010	2009

Discount rate	5.75%	6.00%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

The expected rate of return represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid. In determining the expected rate of return, the Corporation considers long-term compound annualized returns of historical market data as well as actual returns on the Corporation’s plan assets, and applies adjustments that reflect more recent capital market experience.

The Corporation’s pension plan investment objective is both security and long-term stability, with moderate growth. The investment strategies and policies employed provide for investments, other than “fixed-dollar” investments, to prevent erosion by inflation. Sufficient funds are held in a liquid nature (money market, short-term securities) to allow for the payment of plan benefits and expenses, without subjecting the funds to loss upon liquidation. In an effort to provide a higher return with lower risk, the fund assets are allocated between stocks, fixed income securities, and cash equivalents. All plan investments and transactions are in compliance with ERISA and any other law applicable to employee benefit plans. The targeted investment portfolio is allocated up to 30% in equities, 50% to 90% in fixed-income investments, and up to 20% in cash equivalents investments. All the Corporation’s equity investments are in mutual funds with a Morningstar rating of 3 or higher, have at least $300 million in investments, and have been in existence 5 years or more. Fixed income securities include issues of the U.S. Government and its agencies and corporate notes. Any corporate note purchased has a rating (by Standard

& Poor’s or Moody’s) of “A” or better. The average maturity of the fixed income portion of the portfolio does not exceed 10 years.

Pension Asset Allocation and Fair Value Measurement as of December 31

	2011			2010
	Fair Value	Level 1%		Fair Value	Level 1%

Investment at fair value as determined by quoted market price:
Equity	$2,452,986	$2,452,986	24%	$2,829,460	$2,829,460	27%
Fixed income	0	0	—	0	0	—
Total	$2,452,986	$2,452,986	24%	$2,829,460	$2,829,460	27%

Investment as estimated fair value:
Certificates of deposit	$5,858,190	$5,858,190	57%	$4,650,000	$4,650,000	44%
Cash and cash equivalent	1,951,605	1,951,605	19%	3,008,977	3,008,977	29%
Total	$7,809,795	$7,809,795	76%	$7,658,977	$7,658,977	73%

Total	$10,262,781	$10,262,781	100%	$10,488,437	$10,488,437	100%

All of the pension plan’s investments were reported as level 1 assets and received level 1 fair value measurement.

Under ASC 820, Fair Value Measurements establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy consists of three broad levels: Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and have the highest priority, and Level 3 inputs have the lowest priority. These levels are:

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

Estimated Contributions

The Corporation expects to contribute $600,000 to its pension plan in 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

72

2012	$949,000
2013	928,000
2014	962,000
2015	1,077,000
2016	1,068,000
Years 2017 – 2021	$4,892,000

The estimated amortization amounts for the next fiscal year are: Net loss of $361,705, no prior service cost or credit, and no net transition asset or obligation.

Southwest Georgia Bank 401(K) Plan

In place of the Corporation’s frozen defined pension retirement plan, the Corporation is offering the employees a 401(K) Plan effective January 1, 2007. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a “safe–harbor” plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. During 2011, the Corporation matched the employee participants for the first four percent of salary contributing $180,717 to the plan and $180,091 in 2010.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (ESOP) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The annual amount of the contribution is determined by taking into consideration the financial conditions, profitability, and fiscal requirements of the Corporation. There were $100,000 of contributions in 2011 and $75,000 of contributions in 2010. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2011, the ESOP holds 294,302 shares of the Corporation’s outstanding common stock. All 277,282 released shares are allocated to the participants. The 17,020 unreleased shares are pledged as collateral for a $157,500 long-term debt incurred from repurchasing participants’ shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation’s outstanding shares and earnings per share computation.

Directors Deferred Compensation Plan

The Corporation has a voluntary deferred compensation plan for the Board of Directors administered by an insurance company. The plan stipulates that if a director participates in the Plan for four years, the Corporation will pay the director future monthly income for ten years beginning at normal retirement age, and the Corporation will make specified monthly payments to the director’s beneficiaries in the event of his or her death prior to the completion of such payments. The plan is funded by life insurance policies with the Corporation as the named beneficiary. This plan is closed to new director enrollment and participation.

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $500 monthly of salary or directors’ fees and receive corporate common stock with an aggregate value of 1.5 times their contribution. The expense incurred during 2011, 2010, and 2009 on the part of the Corporation totaled $74,625, $69,800, and $71,900, respectively.

Stock Option Plan

Effective March 19, 1997, the Corporation established a Key Individual Stock Option Plan which provides for the issuance of options to key employees and directors of the Corporation. In April 1997, the Plan was approved by the Corporation’s stockholders, and was effective for the duration of ten years. In April of 2007, the Plan concluded as related to granting new stock options. Under the Plan, the exercise price of each option equals the market price of the Corporation’s stock on the grant date for a term of ten years. All of these stock options are fully vested. The fair value of each stock option grant is estimated on the grant date using an option-pricing model using weighted-average assumptions. The fair value of each option was expensed over its vesting period. A maximum of 196,680 shares of common stock were authorized for issuance with respect to options granted under the Plan. The Plan provided for the grant of incentive stock options and nonqualified stock options to key employees of the Corporation. The Plan is administered by the Personnel Committee of the Board of Directors.

The following table sets forth the number of stock options granted, the average fair value of options granted, and the weighted-average assumptions used to determine the fair value of the stock options granted.

	2011	2010	2009
Number of stock options granted	0	0	0
Average fair value of stock options granted	0	0	0
Number of option shares exercisable	10,900	13,880	25,100
Average price of stock options exercisable	$20.19	$19.08	$16.21

A summary of the status of the Corporation’s Plan as of December 31, 2011, 2010 and 2009, and the changes in stock options during the years are presented below:

	No. of Shares	Average Price
Outstanding at December 31, 2008	37,552	$15.59
Granted	0	0
Expired	(12,452)	14.35
Exercised	0	0
Outstanding at December 31, 2009	25,100	$16.21
Granted	0	0
Expired	(11,220)	12.66
Exercised	0	0
Outstanding at December 31, 2010	13,880	$19.08
Granted	0	0
Expired	(2,980)	15.00
Exercised	0	0
Outstanding at December 31, 2011	10,900	$20.19

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2011.

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number Outstanding At 12/31/11	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/11	Weighted Average Exercise Price

$19 to $20	7,600	4.0 Years	19.61	7,600	19.61
$21 to $23	3,300	4.5 Years	21.52	3,300	21.52

$19 to $23	10,900		$20.19	10,900	$20.19

Dividend Reinvestment and Share Purchase Plan

In 1997, the Corporation’s Board of Directors approved a dividend reinvestment and share purchase plan. Also, the Board amended this plan on September 16, 1998. The purpose of the plan is to provide stockholders of record of the Corporation’s common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant’s price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE Amex on the dividend payable date or other purchase date. During the years ended December 31, 2011, 2010, and 2009, shares issued through the plan were 4,059, 3,098, and 3,525, respectively, at an average price of $12.50, $13.55, and $9.08, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

10. INCOME TAXES

Components of income tax expense for 2011, 2010, and 2009 are as follows:

	2011	2010	2009

Current expense (benefit)	$177,369	$885,689	$(172,776)
Deferred taxes (benefit)	109,834	(301,954)	681,115

Total income taxes	$287,203	$583,735	$508,339

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Taxes at statutory income tax rate	$594,436	34.0	$829,584	34.0	$789,118	34.0
Reductions in taxes resulting from exempt income	(299,120)	(17.1)	(258,179)	(10.6)	(296,863)	(12.8)
Other timing differences	(8,113)	(0.5)	12,330	0.5	16,084	0.7

Total income taxes	$287,203	16.4	$583,735	23.9	$508,339	21.9

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2011, 2010, and 2009 are summarized as follows:

	2011	2010	2009

Nonaccrual loan interest	$(6,608)	$(2,657)	$0
Foreclosed assets expenses	(162,459)	(115,613)	0
Intangible asset amortization	0	(298,699)	0
Bad debt expense in excess of tax	(117,431)	(75,398)	(53,429)
Realized impairment (loss) gain on equity securities	369,733	(65,520)	436,800
Nonqualified retirement plan contribution / payments	0	9,347	9,348
Deferred compensation	0	0	340,000
Accretion of discounted bonds	31,323	25,943	39,905
Gain on disposition of discounted bonds	(40,635)	(36,213)	(27,110)
Book and tax depreciation difference	35,911	256,856	(64,399)

Total deferred taxes	$109,834	$(301,954)	$681,115

	December 31
	2011	2010
Deferred tax assets:
Nonaccrual loan interest	$9,265	$2,657
Foreclosed assets expenses	278,072	115,613
Intangible asset amortization	298,699	298,699
Bad debt expense in excess of tax	706,242	588,811
Realized loss on OTTI equity securities	900,947	1,270,680
Nonqualified retirement plan	(7,228)	(7,228)
Pension plan	713,359	729,920
Total deferred tax assets	2,899,356	2,999,152
Deferred tax liabilities:
Accretion on bonds and gain on discounted bonds	16,696	26,009
Book and tax depreciation difference	330,720	294,809
Unrealized gain on securities available for sale	474,877	198,349
Total deferred tax liabilities	822,293	519,167

Net deferred tax assets	$2,077,063	$2,479,985

11. RELATED PARTY TRANSACTIONS

The Employee Stock Ownership Plan and Trust of Southwest Georgia Financial Corporation presently holds 294,302 shares of the Corporation’s stock of which 17,020 shares have been pledged. In the normal course of business, the Corporation’s banking subsidiary has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $2,791,000 and $3,332,000 at December 31, 2011 and 2010, respectively. During 2011, approximately $784,000 of such loans were made, and repayments totaled approximately $1,206,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2011 or 2010. Also, during 2011 and 2010, directors and executive officers had approximately $2,818,000 and $2,348,000, respectively, in deposits with the Bank.

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

The Corporation’s exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit and standby letters of credit is represented by the contractual or notional amounts of these instruments. As these off-balance sheet financial instruments have essentially the same credit risk involved in extending loans, the Corporation generally uses the same credit and collateral policies in making these commitments and conditional obligations as it does for on-balance sheet instruments. Since many of the commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, the contractual or notional amounts do not represent future cash requirements.

On July 26, 2011, the Corporation’s subsidiary bank entered into an agreement with Consultant and Builders, Inc. to construct an office building in Valdosta, Georgia for $1,298,000.

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

	Dec. 31, 2011	Dec. 31, 2010

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$16,733,733	$10,616,046
Standby letters of credit and financial guarantees	$45,000	$10,000

The Corporation’s operating leases are comprised of purchase obligations for data processing services, and a rental agreement for our mortgage servicing office in Valdosta, Georgia. We have no capital lease obligations. The following table shows scheduled future cash payments under those obligations as of December 31, 2011.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$70,885	$27,352	$34,905	$8,628	$0

Rental expenses were $25,885, $12,000, and $ 28,812 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

Level 1 – Valuation is based upon quoted prices for identical instruments traded in active markets.

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

Federal Home Loan Bank Stock:

For disclosure purposes, the carrying value of other investments approximate fair value.

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

Federal Funds Purchased:

For disclosure purposes, the carrying amount for Federal funds purchased is a reasonable estimate of fair value due to the short-term nature of these financial instruments.

FHLB Advances:

For disclosure purposes, the fair value of the FHLB fixed rate borrowing is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to Extend Credit and Standby Letters of Credit:

Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2011 and 2010.

December 31, 2011	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
State and municipal securities	$0	$2,841,597	$0	$2,841,597
Residential mortgage-backed securities	0	25,688,835	0	25,688,835
Equity securities	110,400	0	0	110,400
Total	$110,400	$28,530,432	$0	$28,640,832

December 31, 2010	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Treasury securities	$0	$10,633,530	$0	$10,633,530
State and municipal securities	0	5,845,751	0	5,845,751
Residential mortgage-backed securities	0	38,398,839	0	38,398,839
Equity securities	67,801	0	0	67,801
Total	$67,801	$54,878,120	$0	$54,945,921

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2011 and 2010.

December 31, 2011	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$2,357,695	$0	$2,357,695
Impaired loans	0	567,802	0	567,802
Total assets at fair value	$0	$2,925,497	$0	$2,925,497

December 31, 2010	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$3,288,121	$0	$3,288,121
Impaired loans	0	4,083,365	0	4,083,365
Total assets at fair value	$0	$7,371,486	$0	$7,371,486

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2011 and 2010 are as follows:

	December 31, 2011		December 31, 2010

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Assets:
Cash and cash equivalents	$21,050	$21,050	$16,071	$16,071
Investment securities available for sale	28,641	28,641	54,946	54,946
Investment securities held to maturity	52,339	54,159	46,255	46,570
Federal Home Loan Bank stock	1,787	1,787	1,650	1,650
Loans	$178,202	$177,178	$154,978	$153,293
Liabilities:
Deposits	$248,911	$249,211	$239,531	$240,009
Federal funds purchased	0	0	0	0
FHLB advances	$24,000	$25,130	$26,000	$27,678

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

14. SUPPLEMENTAL FINANCIAL DATA

Components of other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

	Years Ended December 31
	2011	2010	2009

Other professional fees	$210,356	$195,477	$200,662
Directors & board committee fees	$228,259	$195,216	$237,153
Legal fees	$84,962	$99,120	$956,363
FDIC insurance assessment	$277,368	$389,647	$447,579

15. STOCKHOLDERS’ EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its stockholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2011, approximately $776,123 of the Bank’s net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2011, the Bank had no reserve requirements due to the Company’s deposit reclassification which started in the fourth quarter of 2007.

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2011 and 2010, the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are also presented in the table.

As a result of regulatory limitations at December 31, 2011, approximately $26,568,143 of the parent company’s investments in net assets of the subsidiary bank of $27,344,266, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation’s and the Bank’s ratios under the above rules at December 31, 2011 and 2010 are set forth in the following tables. The Corporation’s leverage ratio at December 31, 2011, was 9.47%.

As of December 31, 2011	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Southwest Georgia Financial Corporation
Total capital (to risk-
weighted assets)	$30,727,560	16.71%	$14,715,591	> 8.00%	$18,394,489	> 10.00%
Tier I capital (to risk-
weighted assets)	$28,424,964	15.45%	$ 7,357,796	> 4.00%	$11,036,693	> 6.00%
Leverage (Tier I capital
to average assets)	$28,424,964	9.47%	$ 9,009,503	> 3.00%	$15,015,839	> 5.00%

Southwest Georgia Bank
Total capital (to risk-
weighted assets)	$29,520,941	16.10%	$14,672,827	> 8.00%	$18,341,034	> 10.00%
Tier I capital (to risk-
weighted assets)	$27,218,345	14.84%	$ 7,336,414	> 4.00%	$11,004,621	> 6.00%
Leverage (Tier I capital
to average assets)	$27,218,345	9.09%	$ 8,987,081	> 3.00%	$14,978,469	> 5.00%

As of December 31, 2010	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Southwest Georgia Financial Corporation
Total capital (to risk-
weighted assets)	$29,136,097	17.74%	$13,137,564	> 8.00%	$16,421,956	> 10.00%
Tier I capital (to risk-
weighted assets)	$27,080,497	16.49%	$ 6,568,782	> 4.00%	$ 9,853,173	> 6.00%
Leverage (Tier I capital
to average assets)	$27,080,497	9.01%	$ 9,021,424	> 3.00%	$15,035,707	> 5.00%

Southwest Georgia Bank
Total capital (to risk-
weighted assets)	$27,575,532	16.84%	$13,099,933	> 8.00%	$16,374,916	> 10.00%
Tier I capital (to risk-
weighted assets)	$25,519,930	15.58%	$ 6,549,966	> 4.00%	$ 9,824,949	> 6.00%
Leverage (Tier I capital
to average assets)	$25,519,930	8.50%	$ 9,003,102	> 3.00%	$15,005,169	> 5.00%

16. PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation’s condensed balance sheets as of December 31, 2011 and 2010, and its related condensed statements of operations and cash flows for the years ended are as follows:

Condensed Balance Sheets

as of December 31, 2011 and 2010

(Dollars in thousands)

	2011	2010

ASSETS

Cash	$546	$1,005
Investment in consolidated wholly-owned bank
subsidiary, at equity	27,344	25,231
Loans	157	101
Other assets	503	439

Total assets	$28,550	$26,776

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$0	$0

Stockholders’ equity:
Common stock, $1 par value, 5,000,000 shares
authorized, 4,293,835 shares for 2011 and 2010 issued	4,294	4,294
Additional paid-in capital	31,701	31,701
Retained earnings	19,132	17,926
Accumulated other comprehensive income	(463)	(1,031)
Treasury stock, at cost, 1,745,998 for 2011
and 2010	(26,114)	(26,114)

Total stockholders’ equity	28,550	26,776

Total liabilities and stockholders’ equity	$28,550	$26,776

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Income and Expense

for the years ended December 31, 2011, 2010, and 2009

(Dollars in thousands)

	2011	2010	2009

Income:
Dividend received from bank subsidiary	$368	$368	$577
Interest income	7	6	7
Other	(12)	94	0

Total income	363	468	584

Expenses:
Other	148	94	135

Income before income taxes and equity in
Undistributed income of bank subsidiary	215	374	449

Income tax expense (benefit) – allocated from
consolidated return	(62)	(20)	(50)

Income before equity in undistributed
income of subsidiary	277	394	499

Equity in undistributed income (loss) of subsidiary	1,184	1,462	1,314

Net income (loss)	1,461	1,856	1,813

Retained earnings – beginning of year	17,926	16,325	14,512

Cash dividend declared	(255)	(255)	0

Retained earnings – end of year	$19,132	$17,926	$16,325

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Cash Flows

for the years ended December 31, 2011, 2010, and 2009

(Dollars in thousands)

	2011	2010	2009

Cash flow from operating activities:
Net income (loss)	$1,461	$1,856	$1,813
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Equity (deficit) in undistributed earnings of
Subsidiary	(1,552)	(1,462)	(1,314)
Changes in:
Other assets	(57)	210	(2)

Net cash provided for operating activities	(148)	604	497

Cash flow from investing activities:
Net change in loans	(56)	28	(54)

Net cash provided (used) for investing
activities	(56)	28	(54)

Cash flow from financing activities:
Cash dividend paid to stockholders	(255)	(255)	(178)

Net cash provided (used) for financing
activities	(255)	(255)	(178)

Increase (decrease) in cash	(459)	377	265

Cash – beginning of year	1,005	628	363

Cash – end of year	$546	$1,005	$628

17. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

	Year Ended December 31, 2011
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$1,461,138	2,547,837	$0.57
Diluted earnings per share:
Net income	$1,461,138	2,547,865	$0.57

	Year Ended December 31, 2010
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$1,856,216	2,547,837	$0.73
Diluted earnings per share:
Net income	$1,856,216	2,547,894	$0.73

	Year Ended December 31, 2009
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$1,812,596	2,547,837	$0.71
Diluted earnings per share:
Net income	$1,812,596	2,547,837	$0.71

18. QUARTERLY DATA

SOUTHWEST GEORGIA FINANCIAL CORPORATION
QUARTERLY DATA
(UNAUDITED)
(Dollars in thousands)

	For the Year 2011
	Fourth	Third	Second	First
Interest and dividend income	$3,289	$3,225	$3,425	$3,165
Interest expense	502	529	567	597
Net interest income	2,787	2,696	2,858	2,568
Provision for loan losses	204	480	150	150
Net interest income after provision for loan losses	2,583	2,216	2,708	2,418
Noninterest income	1,235	1,188	1,439	1,297
Noninterest expenses	3,351	3,380	3,359	3,246
Income (loss) before income taxes	467	24	788	469
Provision(benefit) for income taxes	71	(75)	197	94
Net income (loss)	$396	$99	$591	$375
Earnings (loss) per share of common stock:
Basic	$.15	$.04	$.23	$.15
Diluted	$.15	$.04	$.23	$.15

	For the Year 2010
	Fourth	Third	Second	First
Interest and dividend income	$3,180	$3,173	$3,378	$3,285
Interest expense	653	706	743	787
Net interest income	2,527	2,467	2,635	2,498
Provision for loan losses	150	150	150	150
Net interest income after provision for loan losses	2,377	2,317	2,485	2,348
Noninterest income	1,152	1,012	1,774	1,151
Noninterest expenses	3,154	3,072	3,013	2,938
Income (loss) before income taxes	375	257	1,246	561
Provision(benefit) for income taxes	71	18	340	154
Net income (loss)	$304	$239	$906	$407
Earnings (loss) per share of common stock:
Basic	$.12	$.09	$.36	$.16
Diluted	$.12	$.09	$.36	$.16

19. SEGMENT REPORTING

The Corporation operations are divided into five reportable business segments: The Retail and Commercial Banking Services, Commercial Mortgage Banking Services, Insurance Services, Trust and Retail Brokerage Services, and Financial Management Services. These operating segments have been identified primarily based on the Corporation’s organizational structure.

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

The Corporation’s reportable segments are strategic business units that offer different products and services. They are managed separately because each segment appeals to different markets and, accordingly, requires different technology and marketing strategies.

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

The Corporation does not have operating segments other than those reported. Parent Company and the Administrative Offices financial information is included in the “Other” category, and is deemed to represent an overhead function rather than an operating segment. The Administrative Offices include audit, marketing, information technology, personnel, and the executive office.

The Corporation does not have a single external customer from which it derives 10% or more of its revenue and operates in one geographical area.

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2011, 2010, and 2009, are as follows:

Segment Reporting

For the year ended December 31, 2011

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Trust and Retail Brokerage Services	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$9,030	0	0	0	1,873	0	6	$10,909
Net intersegment interest
income (expense)	1,640	(1)	6	4	(1,649)	0	0	0
Net Interest Income	10,670	(1)	6	4	224	0	6	10,909

Provision for Loan Losses	984							984

Noninterest Income (expense)
external customers	1,636	1,241	1,264	538	488	0	(8)	5,159
Intersegment noninterest
income (expense)	(5)	(1)	6	37	0	(37)	0	0
Total Noninterest Income	1,631	1,240	1,270	575	488	(37)	(8)	5,159

Noninterest Expenses:
Depreciation	604	38	26	19	58	0	85	830
Amortization of intangibles	182	0	19	18	0	0	0	219
Other Noninterest expenses	7,333	913	1,083	634	565	0	1,759	12,287
Total Noninterest expenses	8,119	951	1,128	671	623	0	1,844	13,336

Pre-tax Income	3,198	288	148	(92)	89	(37)	(1,846)	1,748

Provision for Income Taxes	476	109	22	(14)	8	0	(314)	287

Net Income	$2,722	179	126	(78)	81	(37)	(1,532)	$1,461

Assets	$386,495	1,467	1,161	367	110,615	(195,127)	672	$305,650

Expenditures for Fixed Assets	$1,457	6	14	15	61			$1,553

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$6
Noninterest Income:
Executive office miscellaneous income	(8)
Noninterest Expenses:
Parent Company corporate expenses	148
Executive office expenses not
allocated to segments	1,696
Provison for Income taxes:
Parent Company income taxes (benefit)	(62)
Executive office income taxes not
allocated to segments	(252)
Net Income:	$(1,532)

Segment assets:
Parent Company assets, after
intercompany elimination	$672

Segment Reporting

For the year ended December 31, 2010

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Trust and Retail Brokerage Services	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$7,894	(12)	0	0	2,240	0	6	$10,128
Net intersegment interest
income (expense)	2,208	0	6	4	(2,218)	0	0	0
Net Interest Income	10,102	(12)	6	4	22	0	6	10,128

Provision for Loan Losses	600							600

Noninterest Income (expense)
external customers	1,609	1,124	1,114	541	604	0	97	5,089
Intersegment noninterest
income (expense)	6	(12)	6	38	0	(38)	0	0
Total Noninterest Income	1,615	1,112	1,120	579	604	(38)	97	5,089

Noninterest Expenses:
Depreciation	537	43	22	17	47	0	117	783
Amortization of intangibles	182	0	8	18	0	0	0	208
Other Noninterest expenses	6,469	904	907	611	533	0	1,762	11,186
Total Noninterest expenses	7,188	947	937	646	580	0	1,879	12,177

Pre-tax Income	3,929	153	189	(63)	46	(38)	(1,776)	2,440

Provision for Income Taxes	773	58	45	(8)	61	0	(345)	584

Net Income	$3,156	95	144	(55)	(15)	(38)	(1,431)	$1,856

Assets	$382,365	1,273	1,186	372	123,178	(212,510)	540	$296,404

Expenditures for Fixed Assets	$2,200	16	13	5	9			$2,243

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$6
Noninterest Income:
Executive office miscellaneous income	97
Noninterest Expenses:
Parent Company corporate expenses	94
Executive office expenses not
allocated to segments	1,785
Provison for Income taxes:
Parent Company income taxes (benefit)	(20)
Executive office income taxes not
allocated to segments	(325)
Net Income:	$(1,431)

Segment assets:
Parent Company assets, after
intercompany elimination	$540

Segment Reporting

For the year ended December 31, 2009

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Trust and Retail Brokerage Services	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$6,675	(43)	1	0	3,285	0	7	$9,925
Net intersegment interest
income (expense)	3,363	0	6	6	(3,375)	0	0	0
Net Interest Income	10,038	(43)	7	6	(90)	0	7	9,925

Provision for Loan Losses	536							536

Noninterest Income (expense)
external customers	1,996	1,261	1,055	479	333	0	0	5,124
Intersegment noninterest
income (expense)	36	(43)	7	38	0	(38)	0	0
Total Noninterest Income	2,032	1,218	1,062	517	333	(38)	0	5,124

Noninterest Expenses:
Depreciation	478	58	21	22	49	0	92	720
Amortization of intangibles	183	0	7	18	0	0	0	208
Noninterest Income (expense)
Other Noninterest expenses	6,047	1,640	858	557	504	0	1,658	11,264
Total Noninterest expenses	6,708	1,698	886	597	553	0	1,750	12,192

Pre-tax Income	4,826	(523)	183	(74)	(310)	(38)	(1,743)	2,321

Provision for Income Taxes	1,201	(199)	46	(15)	(71)	0	(454)	508

Net Income	$3,625	(324)	137	(59)	(239)	(38)	(1,289)	$1,813

Assets	$376,688	2,336	1,036	385	110,101	(200,317)	779	$291,008

Expenditures for Fixed Assets	$2,640	69	35	1	2			$2,747

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$7
Noninterest Income:
Executive office miscellaneous income	0
Noninterest Expenses:
Parent Company corporate expenses	135
Executive office expenses not
allocated to segments	1,615
Provison for Income taxes:
Parent Company income taxes (benefit)	(50)
Executive office income taxes not
allocated to segments	(404)
Net Income:	$(1,289)

Segment assets:
Parent Company assets, after
intercompany elimination	$779

 20. SUBSEQUENT EVENTS

The Corporation performed an evaluation of subsequent events through March 30, 2012, the date upon which the Corporation’s financial statements were available for issue. The Corporation has not evaluated subsequent events after this date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past three years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2011. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

Changes in Internal Control Over Financial Reporting

No changes were made to the Corporation’s internal control over financial reporting during the last fiscal quarter that materially affected or could reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading “Information About Nominees For Director” and “Compliance

with Section 16(a) of the Exchange Act” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 22, 2012, to be filed with the Commission, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 22, 2012, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 22, 2012, to be filed with the Commission, and the information contained in Item 5 hereof under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 22, 2012, to be filed with the Commission, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the heading “Information Concerning the Company’s Accountants” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 22, 2012, to be filed with the Commission, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended
December 31, 2011, 2010, and 2009 are included in Part II, Item 8 herein:

	(i)	Report of Independent Auditors

	(ii)	Consolidated Balance Sheets – December 31, 2011 and 2010

	(iii)	Consolidated Statements of Income – Years ended December 31, 2011, 2010, and 2009

	(iv)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2011, 2010,
2010, and 2009

	(v)	Consolidated Statements of Cash Flows – Years ended December 31, 2011, 2010, and 2009

	(vi)	Notes to Consolidated Financial Statements – December 31, 2011

(b)		Financial Statement Schedules

All applicable financial statement schedules required have been included in the Notes to the Consolidated
Financial Statements.

(c)		Exhibits:

The exhibits filed as part of this registration statement are as follows:

Exhibit Number	Description Of Exhibit

3.1	Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit 3.1 to the Corporation’s Form 10-KSB dated December 31, 1996, previously filed with the commission and incorporated herein by reference).

3.2	Bylaws of the Corporation as amended (included as Exhibit 3.2 to the Corporation’s Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

10.1	Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2009. (included as Exhibit 10.1 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the Commission and incorporated herein by reference).*

10.2	Form of Directors’ Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation’s Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

10.3	Directors’ and Executive Officers’ Stock Purchase Plan of the Corporation dated March 18, 1992 (included as Exhibit 10.7 to the Corporation’s Form 10-KSB dated December 31, 1992, previously filed with the Commission and incorporated herein by reference).*

10.4	Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation’s Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

10.5	Trust under the Corporation’s Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.6	Employee Stock Ownership Plan and Trust of the Corporation as amended and restated effective as of December 14, 2011.

10.7	Dividend Reinvestment and Share Purchases Plan of the Corporation as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation’s Form S-3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

10.8	Key Individual Stock Option Plan of the Corporation dated March 19, 1997 (included as Exhibit 10.9 to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.9	Employment Agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation’s Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

10.11	Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006 (included as Exhibit 10.17 to the Corporation’s Form 10-K dated December 31, 2006, previously filed with the Commission and incorporated herein by reference). *

10.12	Form of Employment Agreement by and between Charles R. Lemons and Empire (included as Exhibit 10.12 to the Corporation’s Form 10-K dated December 31, 2008, previously filed with the Commission and incorporated herein by reference).*

10.13	Guarantee of Empire’s financial performance obligation by the Bank as it relates to Charles R. Lemons Employment Agreement. (included as Exhibit 10.13 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the Commission and incorporated herein by reference).*

14	Code of Ethical Conduct dated February 27, 2008 (included as Exhibit 14 to the Corporation’s Form 8-K dated February 27, 2008, previously filed with the Commission and incorporated herein by reference).

21	Subsidiaries of the Corporation (included as Exhibit 21 to the Corporation’s Form 10-K dated December 31, 2002, previously filed with the Commission, incorporated herein by reference).

23.1	Consent of Thigpen, Jones, Seaton & Co., P.C.

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwest Georgia Financial Corporation
(Corporation)

Date: March 30, 2012	By:	/s/ DeWitt Drew
DEWITT DREW
President and Chief Executive Officer

Date: March 30, 2012		/s/ George R. Kirkland
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
[Principal Financial and Accounting
Officer]

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ Michael J. McLean	Date: March 30, 2012
MICHAEL J. MCLEAN Chairman

/s/ Richard L. Moss	Date: March 30, 2012
RICHARD L. MOSS Vice Chairman

/s/ Cecil H. Barber	Date: March 30, 2012
CECIL H. BARBER Director

/s/ John J. Cole, Jr.	Date: March 30, 2012
JOHN J. COLE, JR. Director

/s/ Roy Reeves	Date: March 30, 2012
ROY REEVES Director

/s/ Johnny R. Slocumb	Date: March 30, 2012
JOHNNY R. SLOCUMB Director

/s/ M. Lane Wear	Date: March 30, 2012
M. LANE WEAR Director

/s/ Marcus R. Wells	Date: March 30, 2012
MARCUS R. WELLS Director

Exhibit Index

Exhibit Number	Description of Exhibit

10.6	Employee Stock Ownership Plan and Trust of the Corporation as amended and restated effective as of December 14, 2011.

23.1	Consent of Thigpen, Jones, Seaton & Co., P.C.

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

