Form 10-K/A
period 2011-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2012-04-02
CIK 315849

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

EXPLANATORY NOTE:

Southwest Georgia Financial Corporation is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the United States Securities and Exchange Commission on March 30, 2012. This Amendment No. 1 is being filed for the sole purpose of furnishing the correct image for the performance graph. No other changes have been made to the Form 10-K.

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

Southwest Georgia Financial Corporation
Total Return Performance
Index Value
125
100
75
50
25
0
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Southwest Georgia Financial Corporation
S&P 500 Index
SNL Southeast Bank Index
SNL Bank $250M-$500M Index
Independent Bank Index
NASDAQ Composite Index

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

