Form 10-Q
period 2012-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2012-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At April 15, 2012
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2012

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - March 31, 2012 (unaudited) and
	December 31, 2011 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	ended March 31, 2012 and 2011.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months ended March 31, 2012 and 2011.	4

d.	Consolidated statements of cash flows (unaudited) for the three months
	ended March 31, 2012 and 2011.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	27

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	35

SIGNATURE		36

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2012 and December 31, 2011
	(Unaudited)	(Audited)
	March 31,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$7,458,018	$6,552,358
Interest-bearing deposits in other banks	21,583,677	14,498,048
Cash and cash equivalents	29,041,695	21,050,406

Certificates of deposit in other banks	980,000	980,000

Investment securities available for sale, at fair value	26,581,078	28,640,832
Investment securities held to maturity (fair value
approximates $57,975,519 and $54,158,523)	56,173,105	52,338,728
Federal Home Loan Bank stock, at cost	1,789,100	1,786,500
Total investment securities	84,543,283	82,766,060

Loans	184,336,740	181,332,383
Less: Unearned income	(29,411)	(30,069)
Allowance for loan losses	(3,244,001)	(3,100,000)
Loans, net	181,063,328	178,202,314

Premises and equipment, net	10,619,984	9,942,429
Foreclosed assets, net	2,326,695	2,357,695
Intangible assets	490,704	546,519
Bank owned life insurance	4,634,967	4,593,385
Other assets	5,050,398	5,211,208

Total assets	$318,751,054	$305,650,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$31,728,165	$29,841,315
Money Market	54,596,348	45,638,259
Savings	26,138,180	24,366,536
Certificates of deposit $100,000 and over	32,813,012	32,629,146
Other time accounts	58,936,000	59,950,041
Total interest-bearing deposits	204,211,705	192,425,297
Noninterest-bearing deposits	57,565,737	56,485,602
Total deposits	261,777,442	248,910,899

Short-term borrowed funds	2,000,000	2,000,000
Long-term debt	22,000,000	22,000,000
Other liabilities	3,992,471	4,188,232
Total liabilities	289,769,913	277,099,131

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	19,601,513	19,132,249
Accumulated other comprehensive income (loss)	(501,945)	(462,937)
Treasury stock, at cost 1,745,998 shares for 2012
and 2011	(26,113,795)	(26,113,795)
Total stockholders' equity	28,981,141	28,550,885

Total liabilities and stockholders' equity	$318,751,054	$305,650,016

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2012	2011
Interest income:
Interest and fees on loans	$2,701,439	$2,414,885
Interest on taxable securities available for sale	201,009	408,996
Interest on taxable securities held to maturity	151,786	167,505
Interest on tax exempt securities	238,581	156,355
Dividends	5,450	3,448
Interest on deposits in other banks	17,957	13,111
Interest on certificates of deposit in other banks	3,695	0
Total interest income	3,319,917	3,164,300

Interest expense:
Interest on deposits	291,338	390,737
Interest on federal funds purchased	0	1
Interest on other short-term borrowings	11,089	7,742
Interest on long-term debt	189,308	198,262
Total interest expense	491,735	596,742
Net interest income	2,828,182	2,567,558
Provision for loan losses	105,000	150,000
Net interest income after provision for loan losses	2,723,182	2,417,558

Noninterest income:
Service charges on deposit accounts	299,425	353,193
Income from trust services	50,778	55,497
Income from retail brokerage services	94,883	69,666
Income from insurance services	375,200	352,641
Income from mortgage banking services	567,191	302,717
Provision for foreclosed property losses	(75,000)	(75,000)
Net gain (loss) on sale or disposition of assets	(55,581)	17,894
Net gain on the sale of securities	0	32,026
Other income	212,447	188,283
Total noninterest income	1,469,343	1,296,917

Noninterest expense:
Salaries and employee benefits	2,021,600	1,905,662
Occupancy expense	233,978	229,118
Equipment expense	222,632	180,597
Data processing expense	278,435	257,462
Amortization of intangible assets	55,816	51,909
Other operating expenses	659,564	620,638
Total noninterest expenses	3,472,025	3,245,386
Income before income taxes	720,500	469,089
Provision for income taxes	149,324	94,379
Net income	$571,176	$374,710

Earnings per share of common stock:
Net income, basic	$0.22	$0.15
Net income, diluted	$0.22	$0.15
Dividends paid per share	$0.04	$0.10
Weighted average shares outstanding	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,949

3

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2012	2011

Net income	$571,176	$374,710
Other comprehensive income, net of tax:
Unrealized gain on securities
available for sale, net of tax expense
of $(20,095) and $7,184 for the quarter	(39,008)	13,946
Total comprehensive income	$532,168	$388,656

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2012	2011
Cash flows from operating activities:
Net income	$571,176	$374,710
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	105,000	150,000
Provision for foreclosed asset losses	75,000	75,000
Depreciation	210,171	190,735
Net amortization and (accretion) of investment securities	98,342	101,985
Income on cash surrender value of bank owned life insurance	(41,582)	(27,838)
Amortization of intangibles	55,816	51,909
Loss (gain) on sale/writedown of foreclosed assets	55,581	(12,894)
Net gain on sale of securities	0	(32,026)
Net gain on disposal of other assets	0	(5,000)
Change in:
Funds held related to mortgage banking activities	(32,958)	256,380
Other assets	180,905	105,292
Other liabilities	(162,803)	(45,901)
Net cash provided by operating activities	1,114,648	1,182,352

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	1,747,433	3,439,047
Proceeds from calls, paydowns and maturities of securities AFS	1,979,181	3,564,756
Proceeds from sale of securities available for sale	0	67,876
Purchase of securities held to maturity	(5,658,682)	(1,000,000)
Purchase of securities available for sale	(2,600)	(7,799,195)
Net change in loans	(3,272,014)	(10,599,387)
Expenditures for improvements to other real estate owned	0	(42,401)
Purchase of premises and equipment	(887,726)	(173,319)
Proceeds from sales of other assets	206,419	115,644
Net cash provided for investing activities	(5,887,989)	(12,426,979)

Cash flows from financing activities:
Net change in deposits	12,866,543	17,404,740
Cash dividends paid	(101,913)	(254,784)
Net cash provided for financing activities	12,764,630	17,149,956

Increase(decrease) in cash and cash equivalents	7,991,289	5,905,329
Cash and cash equivalents - beginning of period	21,050,406	16,070,635
Cash and cash equivalents - end of period	$29,041,695	$21,975,964

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$306,000	$0
Unrealized gain (loss) on securities available for sale	$(59,103)	$21,129

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation’s 2011 Annual Report on Form 10K.

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. The Bank also operates Empire in Milledgeville, Georgia. Our first full-service banking center in Valdosta, Georgia opened in June 2010 and a mortgage origination office was opened in January 2011 in Valdosta, Georgia. Our second banking center in Valdosta opened in March 2012.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $397,433 at March 31, 2012.

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

 Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of March 31, 2012, the valuation allowance for foreclosed asset losses was $650,000.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed during the first quarter of 2012 were $42,539.

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

In September 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized in November 2009. As a result, the Corporation is carrying a prepaid asset of $637 thousand as of March 31, 2012. The Corporation’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Corporation.

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

Recent Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-12, “Comprehensive Income”, Topic 220, which defers the effective date for the amendments to the presentation of items reclassified out of accumulated other comprehensive income from ASU No. 2011-05. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2012.

	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
State and municipal securities	$0	$2,819,498	$0	$2,819,498
Residential mortgage-backed securities	0	23,651,180	0	23,651,180
Equity securities	110,400	0	0	110,400
Total	$110,400	$26,470,678	$0	$26,581,078

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2012.

	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$2,326,695	$0	$2,326,695
Impaired loans	0	1,755,598	0	1,755,598
Total assets at fair value	$0	$4,082,293	$0	$4,082,293

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2012, and December 31, 2011, are as follows:

	March 31, 2012		December 31, 2011

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Assets:
Cash and cash equivalents	$29,042	$29,042	$21,050	$21,050
Investment securities available for sale	26,581	26,581	28,641	28,641
Investment securities held to maturity	56,173	57,976	52,339	54,159
Federal Home Loan Bank stock	1,789	1,789	1,787	1,787
Loans	$181,063	$179,829	$178,202	$177,178
Liabilities:
Deposits	$261,777	$262,046	$248,911	$249,211
FHLB advances	$24,000	$24,953	$24,000	$25,130

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at March 31, 2012, and December 31, 2011, were as follows:

Securities Available For Sale:

March 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$2,724,000	$95,498	$0	$2,819,498
Residential mortgage-backed securities	22,344,935	1,306,245	0	23,651,180
Total debt securities AFS	25,068,935	1,401,743	0	26,470,678
Equity securities	174,549	0	64,149	110,400

Total securities AFS	$25,243,484	$1,401,743	$64,149	$26,581,078

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$2,724,000	$117,597	$0	$2,841,597
Residential mortgage-backed securities	24,345,585	1,343,250	0	25,688,835
Total debt securities AFS	27,069,585	1,460,847	0	28,530,432
Equity securities	174,549	0	64,149	110,400

Total securities AFS	$27,244,134	$1,460,847	$64,149	$28,640,832

Securities Held to Maturity:

March 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$1,999,735	$985	$0	$2,000,720
State and municipal securities	33,426,825	1,105,971	44,593	34,488,203
Residential mortgage-backed securities	20,746,545	740,051	0	21,486,596

Total securities HTM	$56,173,105	$1,847,007	$44,593	$57,975,519

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$29,918,408	$1,137,322	$5,674	$31,050,056
Residential mortgage-backed securities	22,420,320	688,147	0	23,108,467

Total securities HTM	$52,338,728	$1,825,469	$5,674	$54,158,523

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

March 31, 2012	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
State and municipal securities	$0	$0	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	0	0	0	0
Temporarily impaired equity securities	64,149	110,400	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$64,149	$110,400	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
U.S. Government Agency securities	$0	$0	$0	$0
State and municipal securities	44,593	3,898,123	0	0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$44,593	$3,898,123	$0	$0

December 31, 2011	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
State and municipal securities	$0	$0	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	0	0	0	0
Temporarily impaired equity securities	64,149	110,400	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$64,149	$110,400	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$5,674	$1,142,423	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$5,674	$1,142,423	$0	$0

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

At March 31, 2012, the debt securities with unrealized losses have depreciated 1.1% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at March 31, 2012 and December 31, 2011, was as follows:

	March 31, 2012		December 31, 2011

Commercial, financial and agricultural loans	$36,356,719	19.8%	$36,677,906	20.2%
Real estate:
Construction loans	15,560,460	8.4%	13,224,081	7.3%
Commercial mortgage loans	62,264,526	33.8%	60,599,120	33.4%
Residential loans	58,653,188	31.8%	59,177,824	32.6%
Agricultural loans	7,256,882	3.9%	6,283,665	3.5%
Consumer & other loans	4,244,965	2.3%	5,369,787	3.0%

Loans Outstanding	184,336,740	100.0%	181,332,383	100.0%

Unearned interest and discount	(29,411)		(30,069)
Allowance for loan losses	(3,244,001)		(3,100,000)
Net loans	$181,063,328		$178,202,314

The Corporation’s only significant concentration of credit at March 31, 2012, occurred in real estate loans which totaled approximately $144 million. However, this amount was not concentrated in any specific segment within the market or geographic area. Average loans outstanding were $180,796,479 for the three months ended March 31, 2012.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At March 31, 2012, $27,295,076 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at March 31, 2012.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$15,158,553
After one year but within five years	32,281,510
After five years	4,477,116

Total	$51,917,179

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at March 31, 2012.

	Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$29,595,207	$7,163,419	$36,758,626

The following table presents information concerning outstanding balances of nonaccrual, past-due, renegotiated and potential problem loans as well as foreclosed assets for the indicated period.

	Nonaccrual Loans	Past-Due Loans	Renegotiated Loans	Potential Problem Loans	Total	Foreclosed Assets

March 31, 2012	$650,924	$0	$0	$1,475,755	$2,126,679	$2,326,695
December 31, 2011	$1,153,242	$0	$0	$933,962	$2,087,204	$2,357,695

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

Loans placed on nonaccrual status amounted to $650,924 and $1,153,242 at March 31, 2012 and December 31, 2011, respectively. There were no past due loans over ninety days and still accruing at March 31, 2012 or December 31, 2011. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $5,736 and $19,796 as of March 31, 2012, and December 31, 2011, respectively.

The following table presents an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of March 31, 2012
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$97,329	$0	$97,329	$288,490	$35,970,900	$36,356,719
Real estate:
Construction loans	2,657,149	0	2,657,149	50,000	12,853,311	15,560,460
Commercial mortgage loans	957,247	0	957,247	302,342	61,004,937	62,264,526
Residential loans	2,166,052	0	2,166,052	0	56,487,136	58,653,188
Agricultural loans	0	0	0	0	7,256,882	7,256,882
Consumer & other loans	52,387	0	52,387	10,092	4,182,486	4,244,965

Total loans	$5,930,164	$0	$5,930,164	$650,924	$177,755,652	$184,336,740

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

At March 31, 2012, and December 31, 2011, impaired loans amounted to $1,755,598 and $567,802, respectively. A reserve amount of $426,476 and $39,938 were recorded in the allowance for loan losses for these impaired loans as of March 31, 2012, and December 31, 2011, respectively.

The following table presents impaired loans, segregated by class of loans as of March 31, 2012:

March 31, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Interest Income Received During Impairment

Commercial, financial and agricultural loans	$288,490	$15,410	$0	$15,410	$273,080	$3,915	$0
Real estate:
Construction loans	50,000	50,000	0	50,000	0	137	0
Commercial mortgage loans	302,341	302,341	0	302,341	0	29,841	0
Residential loans	1,104,676	559,736	391,544	951,280	153,396	171,261	9,093
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	10,091	10.091	0	10,091	0	28	0

Total loans	$1,755,598	$937,578	$391,544	$1,329,122	$426,476	$205,182	$9,093

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of March 31, 2012, all Grade 8 loans have been charged-off.

The following table presents internal loan grading by class of loans as of March 31, 2012:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$343,430	$0	$0	$30,244	$0	$382,766	$756,440
Grade 2- Above Avg.	77,500	1,132,774	6,456	124,163	970,239	9,631	2,320,763
Grade 3- Acceptable	26,018,704	8,149,641	34,805,153	37,712,360	4,491,981	2,862,434	114,040,273
Grade 4- Fair	7,688,580	3,403,764	25,454,997	14,227,828	762,369	827,415	52,364,953
Grade 5a- Watch	1,890,169	16,466	34,128	1,905,514	503,435	20,785	4,370,497
Grade 5b- OAEM	21,371	6,960	4,380	738,299	465,340	21,778	1,258,128
Grade 6- Substandard	280,794	2,850,855	1,959,412	3,914,780	63,518	110,064	9,179,423
Grade 7- Doubtful	36,171	0	0	0	0	10,092	46,263

Total loans	$36,356,719	$15,560,460	$62,264,526	$58,653,188	$7,256,882	$4,244,965	$184,336,740

Allowance for Loan Losses Methodology

The allowance for loan losses (ALL) is determined by a calculation based on segmenting the loans into the following categories: (1) impaired loans and nonaccrual loans, (2) loans with a credit risk rating of 5b, 6, 7 or 8, (3) other outstanding loans, and (4) other commitments to lend. In addition, unallocated general reserves are estimated based on migration and economic analysis of the loan portfolio.

The ALL is calculated by the addition of the estimated loss derived from each of the above categories. All nonaccrual loans regardless of size, all watch list loans greater than $50,000 that are also past-due, and all watch list loans greater than $500,000 are analyzed on an individual basis to determine if the future collateral value is sufficient to support the outstanding debt of the loan. If an estimated loss is calculated, it is included in the estimated ALL until it is charged to the loan loss reserve. The calculation for loan risk graded 5b, 6, 7 or 8, other outstanding loans and other commitments to lend is based on assigning an estimated loss factor based on a twelve quarter rolling historical net loss rate. The estimated requirement for unallocated general reserves from migration and economic analysis is determined by considering (1) trends in asset quality, (2) level and trends in charge-off experience, (3) macro-economic trends and conditions, (4) micro economic trends and conditions and (5) risk profile of lending activities. Within each of these categories, a high risk factor percentage and a low risk factor percentage from a rating of excessive, high, moderate or low will be determined by management and applied to the loan portfolio. This results in a high and low range of the estimated reserves required. By adding the estimated high and low value from the migration and economic analysis to the estimated reserve from the loan portfolio, a high and low range of total estimated loss reserves is obtained. This amount is then compared to the actual amount in the loan loss reserve.

The calculation of ALL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three month period ended March 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net recoveries to average loans outstanding ratio was 0.09% for the three months ended March 31, 2012.

Three months ended March 31, 2012:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Charge-offs	4,202	0	6,348	12,555	0	9,557	32,662
Recoveries	53,419	0	10,000	3,260	0	4,984	71,663
Net charge-offs	(49,217)	0	(3,652)	9,295	0	4,573	(39,001)
Provisions charged to operations	(145,177)	93,371	78,137	53,115	0	25,554	105,000
Balance at end of period, March 31, 2012	$296,262	$1,216,021	$1,128,616	$409,275	$0	$193,827	$3,244,001

Ending balance -
Individually evaluated for impairment	$273,080	$0	$0	$153,396	$0	$0	$426,476
Collectively evaluated for impairment	23,182	1,216,021	1,128,616	255,879	0	193,827	2,817,525
Balance at end of period	$296,262	$1,216,021	$1,128,616	$409,275	$0	$193,827	$3,244,001

Loans :
Ending balance -
Individually evaluated for impairment	$288,490	$2,548,637	$2,291,767	$3,796,865	$0	$10,092	$8,935,851
Collectively evaluated for impairment	36,068,229	13,011,823	59,972,759	54,856,323	7,256,882	4,234,873	175,400,889
Balance at end of period	$36,356,719	$15,560,460	$62,264,526	$58,653,188	$7,256,882	$4,244,965	$184,336,740

 The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2011.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2010	$133,636	$1,395,722	$685,994	$301,902	$0	$237,360	$2,754,614

Charge-offs	235,776	0	445,583	112,869	0	12,817	807,045
Recoveries	62,993	0	74,330	20,912	0	10,529	168,764
Net charge-offs	172,783	0	371,253	91,957	0	2,288	638,281
Provisions charged to operations	431,369	(273,072)	732,086	155,510	0	(62,226)	983,667
Balance at end of period, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Ending balance -
Individually evaluated for impairment	$31,250	$0	$0	$8,688	$0	$0	$39,938
Collectively evaluated for impairment	360,972	1,122,650	1,046,827	356,767	0	172,846	3,060,062
Balance at end of period	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Loans :
Ending balance -
Individually evaluated for impairment	$212,367	$2,597,598	$5,906,030	$1,319,683	$622,387	$0	$10,658,065
Collectively evaluated for impairment	36,465,539	10,626,483	54,693,090	57,858,141	5,661,278	5,369,787	170,674,318
Balance at end of period	$36,677,906	$13,224,081	$60,599,120	$59,177,824	$6,283,665	$5,369,787	$181,332,383

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	March 31,	December 31,
	2012	2011

Allowance for loss on impaired loans	$426,476	$39,938
Recorded balance of impaired loans	$1,755,598	$567,802

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $306,000 and $0 for the periods ended March 31, 2012, and 2011, respectively.

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

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Lowndes, Thomas, and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have six full-service banking facilities and six automated teller machines.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a full-service banking center that was completed and opened in June of 2010 and a mortgage origination office that opened in January 2011 both in Valdosta, Georgia. Continuing our expansion in the Valdosta market, we opened our second banking center in March 2012.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September of 2007, the Federal Reserve Bank began decreasing it by 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through March 2012. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the first quarter of 2012, noninterest income was 30.7% of the Corporation’s total revenue.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve positive results in the first quarter of 2012. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

The Corporation’s nonperforming assets decreased $1.1 million to $3.1 million at the end of March 2012 compared with the same period last year. Foreclosed assets and nonaccrual loans decreased $858 thousand and $224 thousand, respectively, compared with the first quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of March 31, 2012, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at March 31, 2012, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At March 31, 2012, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2012, total capital increased $430 thousand to $29.0 million and increased $2.1 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.09% as of March 31, 2012. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2012, was $571 thousand, up $196 thousand, or 52.4%, from net income of $375 thousand for the first quarter of 2011. This increase in net income was due to a $261 thousand increase in net interest income which is a result of $156 thousand increase in interest income and a $105 thousand decrease in interest expense. Also contributing to the increase was the provision for loan losses decreasing by $45 thousand. Noninterest income increased $172 thousand which is primarily due to an increase in mortgage banking services. Offsetting the increase was an increase in noninterest expense of $227 thousand for the quarter.

On a per share basis, net income for the first quarter was $.22 per diluted share compared with $.15 per diluted share for the same quarter in 2011. The weighted average common diluted shares outstanding for the quarter were 2.548 million, same as first quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2012	2011	2011	2011	2011
Return on average total assets	0.71%	0.53%	0.13%	0.76%	0.48%
Return on average total equity	7.88%	5.57%	1.39%	8.59%	5.57%
Average shareholders’ equity to average total assets	8.98%	9.46%	9.41%	8.79%	8.57%
Net interest margin (tax equivalent)	4.10%	4.29%	4.13%	4.21%	3.81%

Comparison of Statements of Income for the Quarter

Total interest income increased $156 thousand, or 4.9%, to $3.3 million for the three months ended March 31, 2012, compared with the same period in 2011, reflecting higher interest income from loans of $287 thousand. Interest on deposits in other banks increased slightly when compared with the first quarter of 2011. Lower interest on investment securities of $139 thousand was mainly due to selling higher-yielding mortgage-backed securities last year in order to fund the growth in loans.

Total interest expense decreased $105 thousand, or 17.6%, to $492 thousand in the first quarter of 2012 compared with the same period in 2011. Interest paid on deposits decreased $99 thousand, or 25.4%, during the first quarter of 2012 due to the low interest rate environment. The average rate paid on average time deposits has decreased 41 basis points since March 31, 2011. Interest on total borrowings remained flat compared with the same quarter in 2011.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $2.8 million for the first quarter of 2012 compared with $2.6 million in net interest income in the 2011 first quarter. Net interest income after provision for loan losses for the first quarter of 2012 was $2.7 million compared with $2.4 million for the same period in 2011. The provision for loan losses was $105 thousand in the first quarter of 2012 compared with $150 thousand for the first quarter of 2011. The Corporation’s net interest margin was 4.10% for the first quarter of 2012, up 29 basis points from the same period last year. The increase in net interest margin was impacted by an improved earning asset mix and much lower deposit costs.

Noninterest income, at 30.7% of the Corporation’s total revenue for the quarter, was $1.5 million for the first quarter, up $172 thousand from the same period in 2011. The quarterly increase was primarily due to a $264 thousand increase in mortgage banking services. Also, income from brokerage services and insurance services increased $25 thousand and $23 thousand, respectfully. Partially offsetting these increases, the Corporation recognized a $56 thousand net loss on the sale or disposition of assets, and service charges on deposit accounts decreased $54 thousand.

Noninterest expense increased $227 thousand to $3.5 million for the first quarter of 2012 compared with the first quarter of 2011. The largest component of noninterest expense, salaries and employee benefits, increased $116 thousand to $2.0 million for the first quarter mainly due to higher pension contributions and incentive-based compensation. Equipment and data processing expense also increased $42 thousand and $21 thousand, respectively, largely due to our Valdosta expansion and enhancing information technology infrastructure. Other operating expense increased $38 thousand primarily due to higher foreclosed property expenses and other operational losses.

Comparison of Financial Condition Statements

At March 31, 2012, total assets were $318.8 million, a 4.3% increase from December 31, 2011. Comparing first quarter 2012 with first quarter 2011, the increase in total assets was primarily due to solid loan growth funded by decrease in investment securities and growth in deposits. Total loans increased $16 million, or 9.5%, to $184.3 million compared with prior year loan levels and increased $3.0 million, or 1.7%, when compared with $181.3 million at December 31, 2011. Loan growth was driven primarily by our expansion into the Valdosta market. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 57.8% of total assets.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represented 33.3% of total assets at March 31, 2012. Compared with first quarter last year, investment securities decreased $20.0 million and short-term investments increased $6.0 million. Compared with December 31, 2011, investment securities increased $1.8 million and short-term investments increased $7.1 million. This resulted in an overall increase in investments of $8.9 million since the end of 2011.

Deposits increased to $261.8 million at the end of the first quarter of 2012, up $12.9 million from the end of 2011. The increase was primarily due to increases in money market and other transaction accounts. A 14% year-over-year decrease in public funds accounts was offset by 19% growth in noninterest-bearing personal and business deposits. At March 31, 2012, total deposits represented 82.1% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	March 31,	December 31,	March 31,
	2012	2011	2011

Advance from Federal Home Loan Bank with a 2.23% fixed rate of interest maturing July 30, 2012. (transferred to short-term borrowings)	0	0	2,000,000

Advance from Federal Home Loan Bank with a 2.79% fixed rate of interest maturing July 29, 2013.	2,000,000	2,000,000	2,000,000

Advance from Federal Home Loan Bank with a 3.85% fixed rate of interest maturing April 30, 2014.	10,000,000	10,000,000	10,000,000

Advance from Federal Home Loan Bank with a 3.39% fixed rate of interest maturing August 20, 2018. (convertible to a variable rate at quarterly options of Federal Home Loan Bank – no conversion option has been made)	5,000,000	5,000,000	5,000,000

Advance from Federal Home Loan Bank with a 2.78% fixed rate of interest maturing September 10, 2018. (convertible to a variable rate at quarterly options of Federal Home Loan Bank – no conversion option has been made)	5,000,000	5,000,000	5,000,000

Total long-term debt	$22,000,000	$22,000,000	$24,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.76% of total loans outstanding at March 31, 2012, compared with 1.71% of loans outstanding at December 31, 2011, and 1.71% at March 31, 2011. Net recoveries in the 2012 first quarter were $39 thousand compared with net charge-offs of $638 thousand in the fourth quarter last year and $34 thousand net charge-offs in the first quarter of 2011. Management considers the allowance for loan losses as of March 31, 2012, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $3.1 million, or 0.97% of total assets, in the first quarter of 2012, down from $3.6 million, or 1.18% of total assets, at the end of 2011, and down from $4.2 million, or 1.34% of total assets in the same period last year. Nonaccrual loans decreased $224 thousand to $651 thousand in the first quarter of 2012 compared with the first quarter last year. There were $2.3 million of foreclosed properties in nonperforming assets at the end of the first quarter of 2012 compared with $3.2 million at the end of last year’s first quarter.

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

Financial instruments whose contract amounts represent credit risk:	March 31, 2012	March 31, 2011
(dollars in thousands)
Commitments to extend credit	$16,293	$13,272
Standby letters of credit and financial guarantees	$25	$26

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At March 31, 2012, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 16.57%, which is 66 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	March 31, 2012	For Well Capitalized	Minimum Guidelines
Tier 1 capital	15.32%	6.00%	4.00%
Total risk based capital	16.57%	10.00%	8.00%
Tier 1 leverage ratio	8.98%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	March 31, 2012	For Well Capitalized	Minimum Guidelines
Tier 1 capital	14.58%	6.00%	4.00%
Total risk based capital	15.83%	10.00%	8.00%
Tier 1 leverage ratio	8.54%	5.00%	3.00%

In March 2012, the Corporation paid a cash dividend of $0.04 per common share and announced plans to resume paying cash dividends on a quarterly basis. In February 2011, the Corporation paid an annual cash dividend of $0.10 per common share. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011, was included in Item 8 of the form 10K , dated December 31, 2011, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

The annual report form 10K, dated December 31, 2011, does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in the annual report.

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

Date: May 15, 2012

