Form 10-Q
period 2012-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2012-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At July 20, 2012
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2012

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - June 30, 2012 (unaudited) and
	December 31, 2011 (audited).	2

b.	Consolidated statements of income (unaudited) – for the six months and
	the three months ended June 30, 2012 and 2011.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	six months and the three months ended June 30, 2012 and 2011.	4

d.	Consolidated statements of cash flows (unaudited) for the six months
	ended June 30, 2012 and 2011.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	35

SIGNATURE		36

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2012 and December 31, 2011
	(Unaudited)	(Audited)
	June 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$6,642,779	$6,552,358
Interest-bearing deposits in other banks	19,365,647	14,498,048
Cash and cash equivalents	26,008,426	21,050,406

Certificates of deposit in other banks	980,000	980,000

Investment securities available for sale, at fair value	14,243,160	28,640,832
Investment securities held to maturity (fair value
approximates $59,773,823 and $54,158,523)	57,778,216	52,338,728
Federal Home Loan Bank stock, at cost	1,593,500	1,786,500
Total investment securities	73,614,876	82,766,060

Loans	194,369,314	181,332,383
Less: Unearned income	(29,659)	(30,069)
Allowance for loan losses	(2,910,218)	(3,100,000)
Loans, net	191,429,437	178,202,314

Premises and equipment, net	10,628,657	9,942,429
Foreclosed assets, net	2,009,595	2,357,695
Intangible assets	434,888	546,519
Bank owned life insurance	4,677,779	4,593,385
Other assets	5,696,862	5,211,208

Total assets	$315,480,520	$305,650,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$30,134,829	$29,841,315
Money Market	55,980,661	45,638,259
Savings	26,002,779	24,366,536
Certificates of deposit $100,000 and over	35,152,493	32,629,146
Other time accounts	57,763,464	59,950,041
Total interest-bearing deposits	205,034,226	192,425,297
Noninterest-bearing deposits	54,226,011	56,485,602
Total deposits	259,260,237	248,910,899

Short-term borrowed funds	2,000,000	2,000,000
Long-term debt	22,000,000	22,000,000
Other liabilities	3,352,913	4,188,232
Total liabilities	286,613,150	277,099,131

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	19,804,434	19,132,249
Accumulated other comprehensive income (loss)	(818,637)	(462,937)
Treasury stock, at cost 1,745,998 shares for 2012
and 2011	(26,113,795)	(26,113,795)
Total stockholders' equity	28,867,370	28,550,885

Total liabilities and stockholders' equity	$315,480,520	$305,650,016

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$2,780,804	$2,688,219	$5,482,244	$5,103,104
Interest on taxable securities available for sale	177,626	390,303	378,634	799,299
Interest on taxable securities held to maturity	142,273	177,294	294,059	344,799
Interest on tax exempt securities	247,426	159,206	486,008	315,561
Dividends	10,927	3,537	16,377	6,985
Interest on deposits in other banks	11,624	6,641	29,581	19,752
Interest on certificates of deposit in other banks	3,695	0	7,391	0
Total interest income	3,374,375	3,425,200	6,694,294	6,589,500

Interest expense:
Interest on deposits	277,192	355,179	568,530	745,915
Interest on federal funds purchased	2	1,786	2	1,787
Interest on other short-term borrowings	11,089	9,387	22,178	17,129
Interest on long-term debt	189,308	200,465	378,616	398,728
Total interest expense	477,591	566,817	969,326	1,163,559
Net interest income	2,896,784	2,858,383	5,724,968	5,425,941
Provision for loan losses	105,000	150,000	210,000	300,000
Net interest income after provision for loan losses	2,791,784	2,708,383	5,514,968	5,125,941

Noninterest income:
Service charges on deposit accounts	299,894	320,145	599,319	673,338
Income from trust services	50,786	55,137	101,563	110,634
Income from retail brokerage services	106,283	105,193	201,167	174,859
Income from insurance services	328,234	309,541	703,434	662,183
Income from mortgage banking services	450,313	470,061	1,017,504	772,777
Provision for foreclosed property losses	(75,000)	(75,000)	(150,000)	(150,000)
Net loss on sale or disposition of assets	(40,900)	(71,098)	(96,481)	(53,204)
Net gain on sale of securities	337,804	188,533	337,804	220,559
Net loss on the impairment of equity securities	0	(12,265)	0	(12,265)
Other income	163,460	148,833	375,906	337,116
Total noninterest income	1,620,874	1,439,080	3,090,216	2,735,997

Noninterest expense:
Salaries and employee benefits	2,679,571	1,911,054	4,701,171	3,816,716
Occupancy expense	246,427	225,999	480,405	455,117
Equipment expense	221,899	181,123	444,532	361,719
Data processing expense	285,072	260,261	563,506	517,722
Amortization of intangible assets	55,816	55,816	111,632	107,725
Other operating expenses	614,559	724,780	1,274,123	1,345,420
Total noninterest expenses	4,103,344	3,359,033	7,575,369	6,604,419
Income before income taxes	309,314	788,430	1,029,815	1,257,519
Provision for income taxes	4,478	197,361	153,803	291,739
Net income	$304,836	$591,069	$876,012	$965,780

Earnings per share of common stock:
Net income, basic	$0.12	$0.23	$0.34	$0.38
Net income, diluted	$0.12	$0.23	$0.34	$0.38
Dividends paid per share	$0.04	$—	$0.08	$0.10
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,839	2,547,837	2,547,894

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2012	2011	2012	2011

Net income	$304,836	$591,069	$876,012	$965,780
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities
available for sale, net of tax expense
of $(163,145) and $222,650 for the quarter
and of $(183,240) and $229,834 for the year	(316,692)	432,202	(355,701)	446,148
Total comprehensive income (loss)	$(11,856)	$1,023,271	$520,311	$1,411,928

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	(Unaudited)	(Unaudited)
	2012	2011
Cash flows from operating activities:
Net income	$876,012	$965,780
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	210,000	300,000
Provision for foreclosed asset losses	150,000	150,000
Depreciation	420,733	381,469
Net amortization of investment securities	184,980	182,501
Income on cash surrender value of bank owned life insurance	(84,394)	(67,301)
Amortization of intangibles	111,632	107,725
Loss on sale/writedown of foreclosed assets	96,481	58,204
Net loss on the impairment of equity securities	0	12,265
Net gain on sale of securities	(337,804)	(220,559)
Net gain on disposal of other assets	0	(5,000)
Change in:
Funds held related to mortgage banking activities	(359,940)	483,865
Other assets	(302,414)	435,262
Other liabilities	(475,379)	(157,844)
Net cash provided by operating activities	489,907	2,626,367

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	4,127,661	8,269,128
Proceeds from calls, paydowns and maturities of securities AFS	5,519,236	7,019,734
Proceeds from sale of securities available for sale	8,833,839	11,914,598
Purchase of securities held to maturity	(9,713,070)	(7,772,847)
Purchase of securities available for sale	(2,600)	(8,249,195)
Net change in loans	(13,743,122)	(19,175,086)
Purchase bank owned life insurance	0	(1,400,002)
Expenditures for improvements to other real estate owned	0	(42,401)
Purchase of premises and equipment	(1,106,961)	(741,246)
Proceeds from sales of other assets	407,619	332,291
Net cash provided for investing activities	(5,677,398)	(9,845,026)

Cash flows from financing activities:
Net change in deposits	10,349,338	3,487,087
Cash dividends paid	(203,827)	(254,784)
Net cash provided for financing activities	10,145,511	3,232,303

Increase(decrease) in cash and cash equivalents	4,958,020	(3,986,356)
Cash and cash equivalents - beginning of period	21,050,406	16,070,635
Cash and cash equivalents - end of period	$26,008,426	12,084,279

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$306,000	$97,000
Unrealized gain (loss) on securities available for sale	$(538,942)	$675,981

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $0 at June 30, 2012.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of June 30, 2012, the valuation allowance for foreclosed asset losses was $725,000.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $29,262 and $71,801 for the three and six-month periods ended June 30, 2012.

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

In September 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized in November 2009. As a result, the Corporation is carrying a prepaid asset of $579 thousand as of June 30, 2012. The Corporation’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Corporation.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2012.

	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
State and municipal securities	$0	$1,331,596	$0	$1,331,596
Residential mortgage-backed securities	0	12,781,164	0	12,781,164
Equity securities	130,400	0	0	130,400
Total	$130,400	$14,112,760	$0	$14,243,160

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2012.

	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$2,009,595	$0	$2,009,595
Impaired loans	0	2,194,230	0	2,194,230
Total assets at fair value	$0	$4,203,825	$0	$4,203,825

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2012, and December 31, 2011, are as follows:

	June 30, 2012		December 31, 2011

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Assets:
Cash and cash equivalents	$26,008	$26,008	$21,050	$21,050
Investment securities available for sale	14,243	14,243	28,641	28,641
Investment securities held to maturity	57,778	59,774	52,339	54,159
Federal Home Loan Bank stock	1,594	1,594	1,787	1,787
Loans	$191,429	$189,722	$178,202	$177,178
Liabilities:
Deposits	$259,260	$259,734	$248,911	$249,211
FHLB advances	$24,000	$24,831	$24,000	$25,130

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at June 30, 2012, and December 31, 2011, were as follows:

Securities Available For Sale:

June 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$1,249,000	$82,596	$0	$1,331,596
Residential mortgage-backed securities	11,961,856	819,308	0	12,781,164
Total debt securities AFS	13,210,856	901,904	0	14,112,760
Equity securities	174,549	0	44,149	130,400

Total securities AFS	$13,385,405	$901,904	$44,149	$14,243,160

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$2,724,000	$117,597	$0	$2,841,597
Residential mortgage-backed securities	24,345,585	1,343,250	0	25,688,835
Total debt securities AFS	27,069,585	1,460,847	0	28,530,432
Equity securities	174,549	0	64,149	110,400

Total securities AFS	$27,244,134	$1,460,847	$64,149	$28,640,832

Securities Held to Maturity:

June 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$1,999,761	$1,759	$0	$2,001,520
State and municipal securities	36,708,074	1,260,452	24,440	37,944,086
Residential mortgage-backed securities	19,070,381	757,836	0	19,828,217

Total securities HTM	$57,778,216	$2,020,047	$24,440	$59,773,823

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$29,918,408	$1,137,322	$5,674	$31,050,056
Residential mortgage-backed securities	22,420,320	688,147	0	23,108,467

Total securities HTM	$52,338,728	$1,825,469	$5,674	$54,158,523

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

June 30, 2012	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
State and municipal securities	$0	$0	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	0	0	0	0
Temporarily impaired equity securities	44,149	130,400	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$44,149	$130,400	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
U.S. Government Agency securities	$0	$0	$0	$0
State and municipal securities	24,440	4,925,956	0	0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$24,440	$4,925,956	$0	$0

December 31, 2011	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
State and municipal securities	$0	$0	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	0	0	0	0
Temporarily impaired equity securities	64,149	110,400	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$64,149	$110,400	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$5,674	$1,142,423	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$5,674	$1,142,423	$0	$0

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

At June 30, 2012, the debt securities with unrealized losses have depreciated 0.9% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

 NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at June 30, 2012 and December 31, 2011, was as follows:

	June 30, 2012		December 31, 2011

Commercial, financial and agricultural loans	$37,815,280	19.5%	$36,677,906	20.2%
Real estate:
Construction loans	19,336,261	9.9%	13,224,081	7.3%
Commercial mortgage loans	65,967,004	33.9%	60,599,120	33.4%
Residential loans	59,246,425	30.5%	59,177,824	32.6%
Agricultural loans	7,376,881	3.8%	6,283,665	3.5%
Consumer & other loans	4,627,463	2.4%	5,369,787	3.0%
Loans Outstanding	194,369,314	100.0%	181,332,383	100.0%

Unearned interest and discount	(29,659)		(30,069)
Allowance for loan losses	(2,910,218)		(3,100,000)
Net loans	$191,429,437		$178,202,314

The Corporation’s only significant concentration of credit at June 30, 2012, occurred in real estate loans which totaled approximately $152 million. However, this amount was not concentrated in any specific segment within the market or geographic area. Average loans outstanding were $190,171,407 for the three months and $185,498,946 for the six months ended June 30, 2012.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At June 30, 2012, $28,782,103 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at June 30, 2012.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$16,342,107
After one year but within five years	34,418,113
After five years	6,391,321

Total	$57,151,541

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at June 30, 2012.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 33,545,427	$ 7,264,007	$ 40,809,434

The following table presents information concerning outstanding balances of nonaccrual, past-due, renegotiated and potential problem loans as well as foreclosed assets for the indicated period.

	Nonaccrual Loans	Past-Due Loans	Renegotiated Loans	Potential Problem Loans	Total	Foreclosed Assets

June 30, 2012	$3,201,802	$0	$0	$1,834,012	$5,035,814	$2,009,595
December 31, 2011	$1,153,242	$0	$0	$933,962	$2,087,204	$2,357,695

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

Loans placed on nonaccrual status amounted to $3,201,802 and $1,153,242 at June 30, 2012 and December 31, 2011, respectively. There were no past due loans over ninety days and still accruing at June 30, 2012 or December 31, 2011. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $35,559 and $19,796 as of June 30, 2012, and December 31, 2011, respectively.

The following table presents an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of June 30, 2012
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$108,714	$0	$108,714	$262,634	$37,443,932	$37,815,280
Real estate:
Construction loans	119,794	0	119,794	2,287,766	16,928,701	19,336,261
Commercial mortgage loans	2,495,498	0	2,495,498	233,142	63,238,364	65,967,004
Residential loans	1,110,597	0	1,110,597	412,271	57,723,557	59,246,425
Agricultural loans	0	0	0	0	7,376,881	7,376,881
Consumer & other loans	23,088	0	23,088	5,989	4,598,386	4,627,463

Total loans	$3,857,691	$0	$3,857,691	$3,201,802	$187,309,821	$194,369,314

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

At June 30, 2012, and December 31, 2011, impaired loans amounted to $2,194,930 and $567,802, respectively. A reserve amount of $447,284 and $39,938 were recorded in the allowance for loan losses for these impaired loans as of June 30, 2012, and December 31, 2011, respectively.

The following table presents impaired loans, segregated by class of loans as of June 30, 2012:

June 30, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Interest Income Received During Impairment

Commercial, financial and agricultural loans	$300,352	$0	$21,136	$21,136	$279,216	$74,678	$3,776
Real estate:
Construction loans	157,570	0	74,099	74,099	83,471	29,888	2,059
Commercial mortgage loans	823,931	184,895	562,582	747,477	76,454	107,295	11,327
Residential loans	907,088	782,838	116,107	898,945	8,143	395,123	22,702
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	5,989	5,989	0	5,989	0	16	0

Total loans	$2,194,930	$973,722	$773,924	$1,747,646	$447,284	$607,000	$39,864

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of June 30, 2012, all Grade 8 loans have been charged-off.

The following table presents internal loan grading by class of loans as of June 30, 2012:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$412,668	$0	$0	$30,029	$0	$374,931	$817,628
Grade 2- Above Avg.	0	1,115,061	4,560	122,207	970,239	8,069	2,220,136
Grade 3- Acceptable	26,776,177	6,106,276	31,116,667	37,727,863	4,611,571	3,109,901	109,448,455
Grade 4- Fair	9,664,386	9,375,344	31,643,547	15,539,043	769,694	995,028	67,987,042
Grade 5a- Watch	374,349	15,840	1,265,420	1,518,523	497,321	15,422	3,686,875
Grade 5b- OAEM	18,794	6,066	97	621,029	465,340	66,778	1,178,104
Grade 6- Substandard	568,906	2,717,674	1,936,713	3,632,045	62,716	57,334	8,975,388
Grade 7- Doubtful	0	0	0	55,686	0	0	55,686

Total loans	$37,815,280	$19,336,261	$65,967,004	$59,246,425	$7,376,881	$4,627,463	$194,369,314

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three month period ended June 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.93% for the three months and 0.43% for the six months ended June 30, 2012.

Three months ended June 30, 2012:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, March 31, 2012	$296,262	$1,216,021	$1,128,616	$409,275	$0	$193,827	$3,244,001

Charge-offs	0	248,637	0	195,490	0	0	444,127
Recoveries	799	0	716	3,206	0	623	5,344
Net charge-offs	(799)	248,637	(716)	192,284	0	(623)	438,783
Provisions charged to operations	118,906	37,228	(80,426)	52,767	0	(23,475)	105,000
Balance at end of period, June 30, 2012	$415,967	$1,004,612	$1,048,906	$269,758	$0	$170,975	$2,910,218

Six months ended June 30, 2012:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Charge-offs	4,202	248,637	6,348	208,045	0	9,557	476,789
Recoveries	54,218	0	10,716	6,466	0	5,607	77,007
Net charge-offs	(50,016)	248,637	(4,368)	201,579	0	3,950	399,782
Provisions charged to operations	(26,271)	130,599	(2,289)	105,882	0	2,079	210,000
Balance at end of period, June 30, 2012	$415,967	$1,004,612	$1,048,906	$269,758	$0	$170,975	$2,910,218

Ending balance -
Individually evaluated for impairment	$279,216	$83,471	$76,454	$8,143	$0	$0	$447,284
Collectively evaluated for impairment	136,751	921,141	972,452	261,615	0	170,975	2,462,934
Balance at end of period	$415,967	$1,004,612	$1,048,906	$269,758	$0	$170,975	$2,910,218

Loans :
Ending balance -
Individually evaluated for impairment	$303,622	$2,407,560	$3,038,575	$3,639,473	$0	$5,989	$9,395,219
Collectively evaluated for impairment	37,511,658	16,928,701	62,928,429	55,606,952	7,376,881	4,621,474	184,974,095
Balance at end of period	$37,815,280	$19,336,261	$65,967,004	$59,246,425	$7,376,881	$4,627,463	$194,369,314

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2011.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2010	$133,636	$1,395,722	$685,994	$301,902	$0	$237,360	$2,754,614

Charge-offs	235,776	0	445,583	112,869	0	12,817	807,045
Recoveries	62,993	0	74,330	20,912	0	10,529	168,764
Net charge-offs	172,783	0	371,253	91,957	0	2,288	638,281
Provisions charged to operations	431,369	(273,072)	732,086	155,510	0	(62,226)	983,667
Balance at end of period, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Ending balance -
Individually evaluated for impairment	$31,250	$0	$0	$8,688	$0	$0	$39,938
Collectively evaluated for impairment	360,972	1,122,650	1,046,827	356,767	0	172,846	3,060,062
Balance at end of period	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Loans :
Ending balance -
Individually evaluated for impairment	$212,367	$2,597,598	$5,906,030	$1,319,683	$622,387	$0	$10,658,065
Collectively evaluated for impairment	36,465,539	10,626,483	54,693,090	57,858,141	5,661,278	5,369,787	170,674,318
Balance at end of period	$36,677,906	$13,224,081	$60,599,120	$59,177,824	$6,283,665	$5,369,787	$181,332,383

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	June 30,	December 31,
	2012	2011

Allowance for loss on impaired loans	$447,284	$39,938
Recorded balance of impaired loans	$2,194,930	$567,802

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $306,000 and $97,000 for the periods ended June 30, 2012, and 2011, respectively.

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

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September of 2007, the Federal Reserve Bank began decreasing it by 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through June 2012. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the second quarter of 2012, noninterest income was 32.5% of the Corporation’s total revenue.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve positive results in 2012. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

The Corporation’s nonperforming assets increased $1.9 million to $5.3 million at the end of June 2012 compared with the same period last year. The increase in nonperforming assets is due to one large loan placed on nonaccrual during the second quarter. The collateral securing the loan has been placed under contract for sale and closing is scheduled for August 2012. The loan balance has been charged against the loan reserve by the amount of the net proceeds we expect from the sale. Foreclosed assets decreased $909 thousand compared with the second quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of June 30, 2012, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at June 30, 2012, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At June 30, 2012, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2012, total capital increased $316 thousand to $28.9 million and increased $935 thousand from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.15% as of June 30, 2012. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2012, was $305 thousand, down $286 thousand, or 48.4%, from net income of $591 thousand for the second quarter of 2011. This decrease in net income was primarily due to a large pension contribution. Excluding the $850 thousand quarter-to-date pension contribution, net income would have been $866 thousand for the second quarter 2012. Partially offsetting this expense was a $150 thousand quarterly increase in gains on the sale of securities.

On a per share basis, net income for the second quarter was $.12 per diluted share compared with $.23 per diluted share for the same quarter in 2011. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as second quarter last year.

For the six months ended June 30, 2012, net income after taxes was $876 thousand, down from $966 thousand for the first half of 2011. On a per share basis, net income for the first six months of 2012 was $.34 per diluted share compared with $.38 per diluted share for the same period in 2011.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2012	2012	2011	2011	2011
Return on average total assets	0.38%	0.71%	0.53%	0.13%	0.76%
Return on average total equity	4.16%	7.88%	5.57%	1.39%	8.59%
Average shareholders’ equity to Average total assets	9.18%	8.98%	9.46%	9.41%	8.79%
Net interest margin (tax equivalent)	4.24%	4.10%	4.29%	4.13%	4.21%

Comparison of Statements of Income for the Quarter

Total interest income decreased $51 thousand to $3.4 million for the three months ended June 30, 2012, compared with the same period in 2011, reflecting lower interest income from investment securities of $152 thousand due to selling securities in order to fund the growth in loans. This decrease was partially offset by an increase in interest income from loans of $93 thousand. Interest on deposits in other banks increased $9 thousand when compared with the second quarter of 2011.

Total interest expense decreased $89 thousand, or 15.7%, to $478 thousand in the second quarter of 2012 compared with the same period in 2011. Interest paid on deposits decreased $78 thousand, or 22.0%, during the second quarter of 2012 due to the low interest rate environment. The average rate paid on average time deposits for the quarter has decreased 36 basis points since June 30, 2011. Interest on total borrowings decreased $12 thousand compared with the same quarter in 2011.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved $38 thousand to $2.9 million for the second quarter of 2012. Net interest income after provision for loan losses for the second quarter of 2012 was $2.8 million compared with $2.7 million for the same period in 2011. The provision for loan losses was $105 thousand in the second quarter of 2012 compared with $150 thousand for the second quarter of 2011. The Corporation’s net interest margin was 4.24% for the second quarter of 2012, up 3 basis points from the same period last year. Continual improvements in the net interest margin are mainly attributed to changes in the earning asset mix. The growth in higher-yielding loans was funded by decreases in the lower-yielding investment securities portfolio.

Noninterest income, at 32.5% of the Corporation’s total revenue for the quarter, was $1.6 million for the second quarter, up $182 thousand from the same period in 2011. The improvement in noninterest income was primarily due to a $150 thousand quarterly increase in gains on the sale of securities. Also, we recognized a $30 thousand lower net loss on the sale or writedown of foreclosed assets compared with the second quarter last year. Income from insurance services increased $19 thousand compared with the same period last year. Partially offsetting these increases, service charges on deposit accounts decreased $20 thousand and income from mortgage banking services decreased $20 thousand compared with second quarter 2011.

Noninterest expense increased $744 thousand to $4.1 million for the second quarter of 2012 compared with the second quarter of 2011. The largest component of noninterest expense, salaries and employee benefits, increased $769 thousand to $2.7 million for the second quarter mainly due to an $850 thousand quarterly pension contribution. While the pension plan’s earning assets have earned over 6.3% return on average investments for the past three years, the discount rate used in funding calculations continues to drop dramatically causing large increases in future plan liabilities. Only higher interest rates will reverse the trend. Equipment, data processing and occupancy expense also increased $41 thousand, $25 thousand and $20 thousand, respectively, largely due to our Valdosta expansion and enhancing information technology infrastructure. Other operating expense decreased $110 thousand primarily due to lower foreclosed property expenses and FDIC insurance assessments.

Comparison of Statements of Income for the Six-month Period

Total interest income for the first six months of 2012 increased $105 thousand to $6.7 million when compared with the same period in 2011. This increase was primarily due to a $379 thousand increase in interest and fees on loans due to an $18.7 million higher average volume of loans compared with the first six months of 2011. Interest on deposits and certificates of deposit in other banks increased $17 thousand compared with the first half of 2011. These increases were partially offset by a decrease in interest income from investment securities of $292 thousand due to a $19.4 million lower average volume of investments compared with the first six months of last year.

Total interest expense for the six-month period ended June 30, 2012, decreased $194 thousand, or 16.7%, compared with the same period in 2011. The decrease in interest expense was primarily related to lower interest paid on interest-bearing deposits of $177 thousand, or 23.8%, compared with the first half of 2011 reflecting lower interest rates. Interest on total borrowings declined $17 thousand for the first six months of 2012 compared with the same period last year.

Net interest income for the first six months of 2012 was 5.5% higher at $5.7 million compared with $5.4 million for the same period in 2011, mainly as a result of lower interest paid on deposits and higher income from loans. Net interest income after provision for loan losses was $5.5 million for the first half of 2012 compared with $5.1 million for the same period in 2011. The provision for loan losses was $210 thousand in the first half of 2012 compared with $300 thousand for the first half of 2011. Net interest margin was 4.17% for the first six months of 2012, up from 4.01% for the first half of 2011.

For the first six months of 2012, noninterest income was $3.1 million, up 13.0% from the same period in 2011. The increase was primarily attributed to a 245 thousand increase in income from mortgage banking services as well as a $117 thousand higher net gain on the sale of securities for the first six months of 2012 compared with the same period in 2011. Income from insurance and retail brokerage services increased $41 thousand and $26 thousand, respectively, compared with the first six months of 2011. Partially offsetting these increases, service charges on deposit accounts declined $74 thousand when compared with the same period of 2011. Also, the net loss on the sale or disposition of assets increased $43 thousand compared with the same period in 2011.

Noninterest expense increased $971 thousand for the first six months of 2012 compared with the same period last year. The change was mainly due to an $884 thousand increase in salary and employee benefits related to the large pension contribution recognized in the second quarter 2012. Equipment, data processing and occupancy expense increased $83 thousand, $46 thousand and $25 thousand, respectively. Partially offsetting these increases, other operating expenses decreased by $71 thousand, a reflection of lower foreclosed asset expenses and insurance assessments to the FDIC.

Comparison of Financial Condition Statements

At June 30, 2012, total assets were $315.5 million, a 3.2% increase from December 31, 2011. The increase in total assets was primarily due to solid loan growth funded by decrease in investment securities and growth in deposits. Total loans increased $13 million, or 7.2%, to $194.4 million compared with $181.3 million at December 31, 2011. Loan growth was driven primarily by our expansion into the Valdosta market. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 61.6% of total assets.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represented 29.5% of total assets at June 30, 2012. Compared with year-end, investment securities decreased $9.2 million and short-term investments increased $4.9 million. This resulted in an overall decrease in investments of $4.3 million since the end of 2011.

Deposits increased to $259.3 million at the end of the second quarter of 2012, up $10.3 million from the end of 2011. The increase was primarily due to increases in money market accounts. At June 30, 2012, total deposits represented 82.2% of total assets.

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

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.50% of total loans outstanding at June 30, 2012, compared with 1.71% of loans outstanding at December 31, 2011, and 1.65% at June 30, 2011. Net charge-offs in the 2012 second quarter were $439 thousand compared with net charge-offs of $110 thousand in the second quarter of 2011. Management considers the allowance for loan losses as of June 30, 2012, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $5.3 million, or 1.69% of total assets, in the second quarter of 2012, up from $3.6 million, or 1.18% of total assets, at the end of 2011, and up from $3.5 million, or 1.15% of total assets in the same period last year. Nonaccrual loans increased $2.8 million to $3.2 million in the second quarter of 2012 compared with the second quarter last year. There were $2.0 million of foreclosed properties in nonperforming assets at the end of the second quarter of 2012 compared with $2.9 million at the end of last year’s second quarter.

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

Financial instruments whose contract amounts represent credit risk:	June 30, 2012	June 30, 2011
(dollars in thousands)
Commitments to extend credit	$18,325	$11,707
Standby letters of credit and financial guarantees	$25	$45

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At June 30, 2012, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 16.06%, which is 60 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	June 30, 2012	For Well Capitalized	Minimum Guidelines
Tier 1 capital	14.81%	6.00%	4.00%
Total risk based capital	16.06%	10.00%	8.00%
Tier 1 leverage ratio	9.16%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	June 30, 2012	For Well Capitalized	Minimum Guidelines
Tier 1 capital	14.17%	6.00%	4.00%
Total risk based capital	15.42%	10.00%	8.00%
Tier 1 leverage ratio	8.75%	5.00%	3.00%

In June 2012, the Corporation paid a quarterly cash dividend of $0.04 per common share. In March 2012, the Corporation paid a cash dividend of $0.04 per common share and announced plans to resume paying cash dividends on a quarterly basis. The Board of Directors will continue to assess conditions for future dividend payments.

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

Date: August 14, 2012

