Form 10-Q/A
period 2012-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2012-09-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At August 31, 2012
Common Stock, $1 Par Value	2,547,837

Explanatory Note

Southwest Georgia Financial Corporation (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012, solely to furnish Exhibit 101 to the Form 10-Q which provides the Company’s consolidated financial statements and related notes formatted in Extensible Business Reporting Language (XBRL).

Except as described above, no other changes have been made to the original filing and this Form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures in the original filing. Accordingly, this Form 10-Q/A speaks as of the date of original filing and does not reflect events that may have occurred subsequent to such date.

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.*

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.*

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.*

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.*

101**

Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2012, and December 31, 2011; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012, and 2011;  (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

* Previously filed

** As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

BY:	/s/George R. Kirkland

GEORGE R. KIRKLAND
SENIOR VICE-PRESIDENT AND TREASURER
(FINANCIAL AND ACCOUNTING OFFICER)

Date: September 13, 2012