Form 10-Q
period 2012-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2012-11-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2012

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At October 20, 2012
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - September 30, 2012 (unaudited) and
	December 31, 2011 (audited).	2

b.	Consolidated statements of income (unaudited) – for the nine months and
	the three months ended September 30, 2012 and 2011.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	nine months and the three months ended September 30, 2012 and 2011.	4

d.	Consolidated statements of cash flows (unaudited) for the nine months
	ended September 30, 2012 and 2011.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	34

ITEM 4.	CONTROLS AND PROCEDURES	34

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	35

SIGNATURE		36

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2012 and December 31, 2011
	(Unaudited)	(Audited)
	September 30,	December 31,
	2012	2011
ASSETS
Cash and due from banks	$7,567,594	$6,552,358
Interest-bearing deposits in other banks	27,524,905	14,498,048
Cash and cash equivalents	35,092,499	21,050,406

Certificates of deposit in other banks	1,715,000	980,000

Investment securities available for sale, at fair value	13,918,452	28,640,832
Investment securities held to maturity (fair value
approximates $59,661,476 and $54,158,523)	57,192,929	52,338,728
Federal Home Loan Bank stock, at cost	1,447,500	1,786,500
Total investment securities	72,558,881	82,766,060

Loans	202,514,571	181,332,383
Less: Unearned income	(31,795)	(30,069)
Allowance for loan losses	(2,745,028)	(3,100,000)
Loans, net	199,737,748	178,202,314

Premises and equipment, net	10,566,605	9,942,429
Foreclosed assets, net	1,836,698	2,357,695
Intangible assets	380,963	546,519
Bank owned life insurance	4,722,495	4,593,385
Other assets	5,620,761	5,211,208

Total assets	$332,231,650	$305,650,016

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$42,975,374	$29,841,315
Money Market	38,840,555	45,638,259
Savings	25,687,590	24,366,536
Certificates of deposit $100,000 and over	39,720,668	32,629,146
Other time accounts	57,342,612	59,950,041
Total interest-bearing deposits	204,566,799	192,425,297
Noninterest-bearing deposits	73,084,138	56,485,602
Total deposits	277,650,937	248,910,899

Short-term borrowed funds	2,000,000	2,000,000
Long-term debt	20,000,000	22,000,000
Other liabilities	3,461,575	4,188,232
Total liabilities	303,112,512	277,099,131

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	20,123,092	19,132,249
Accumulated other comprehensive income (loss)	(885,527)	(462,937)
Treasury stock, at cost 1,745,998 shares for 2012
and 2011	(26,113,795)	(26,113,795)
Total stockholders' equity	29,119,138	28,550,885

Total liabilities and stockholders' equity	$332,231,650	$305,650,016

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2012	2011	2012	2011
Interest income:
Interest and fees on loans	$2,921,188	$2,605,362	$8,403,432	$7,708,466
Interest on taxable securities available for sale	116,073	262,643	494,708	1,061,942
Interest on taxable securities held to maturity	121,500	155,536	415,560	500,335
Interest on tax exempt securities	260,153	190,656	746,160	506,217
Dividends	5,602	3,753	21,979	10,738
Interest on deposits in other banks	12,349	7,203	41,929	26,955
Interest on certificates of deposit in other banks	5,214	0	12,605	0
Total interest income	3,442,079	3,225,153	10,136,373	9,814,653

Interest expense:
Interest on deposits	274,496	324,216	843,026	1,070,131
Interest on federal funds purchased	1	1	4	1,788
Interest on other short-term borrowings	17,560	13,306	39,738	30,436
Interest on long-term debt	177,362	191,427	555,978	590,154
Total interest expense	469,419	528,950	1,438,746	1,692,509
Net interest income	2,972,660	2,696,203	8,697,627	8,122,144
Provision for loan losses	105,000	480,000	315,000	780,000
Net interest income after provision for loan losses	2,867,660	2,216,203	8,382,627	7,342,144

Noninterest income:
Service charges on deposit accounts	320,434	359,774	919,753	1,033,112
Income from trust services	51,027	52,887	152,591	163,521
Income from retail brokerage services	80,764	73,178	281,931	248,037
Income from insurance services	271,877	272,596	975,312	934,779
Income from mortgage banking services	340,255	346,467	1,357,758	1,119,245
Provision for foreclosed property losses	(75,000)	(75,000)	(225,000)	(225,000)
Net gain (loss) on sale or disposition of assets	16,453	(110,582)	(80,028)	(163,785)
Net gain on sale of securities	0	156,045	337,804	376,604
Net loss on the impairment of equity securities	0	0	0	(12,265)
Other income	157,631	112,585	533,537	449,700
Total noninterest income	1,163,441	1,187,950	4,253,658	3,923,948

Noninterest expense:
Salaries and employee benefits	2,030,495	1,965,606	6,731,666	5,782,322
Occupancy expense	261,274	261,844	741,679	716,962
Equipment expense	238,767	216,477	683,299	578,197
Data processing expense	276,855	256,787	840,361	774,509
Amortization of intangible assets	53,925	55,816	165,556	163,541
Other operating expenses	689,578	624,097	1,963,701	1,969,517
Total noninterest expenses	3,550,894	3,380,627	11,126,262	9,985,048
Income before income taxes	480,207	23,526	1,510,023	1,281,044
Provision for income taxes	59,635	(75,367)	213,438	216,372
Net income	$420,572	$98,893	$1,296,585	$1,064,672

Earnings per share of common stock:
Net income, basic	$0.17	$0.04	$0.51	$0.42
Net income, diluted	$0.17	$0.04	$0.51	$0.42
Dividends paid per share	$0.04	$—	$0.12	$0.10
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,875

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2012	2011	2012	2011

Net income	$420,572	$98,893	$1,296,585	$1,064,672
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities
available for sale, net of tax expense
of $(34,458) and $95,240 for the quarter
and of $(217,698) and $325,074 for the year	(66,890)	184,879	(422,590)	631,026
Total comprehensive income (loss)	$353,682	$283,772	$873,995	$1,695,698

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	(Unaudited)	(Unaudited)
	2012	2011
Cash flows from operating activities:
Net income	$1,296,585	$1,064,672
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	315,000	780,000
Provision for foreclosed asset losses	225,000	225,000
Depreciation	647,841	599,462
Net amortization of investment securities	251,629	271,501
Income on cash surrender value of bank owned life insurance	(129,110)	(108,081)
Amortization of intangibles	165,556	163,541
Loss on sale/writedown of foreclosed assets	84,481	166,605
Net loss on the impairment of equity securities	0	12,265
Net gain on sale of securities	(337,804)	(376,604)
Net gain on disposal of other assets	(4,453)	(2,820)
Change in:
Funds held related to mortgage banking activities	(545,616)	501,308
Other assets	(202,712)	453,824
Other liabilities	(181,041)	52,598
Net cash provided by operating activities	1,585,356	3,803,271

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	10,194,312	12,620,888
Proceeds from calls, paydowns and maturities of securities AFS	6,782,254	9,020,707
Proceeds from sale of securities available for sale	8,833,839	23,188,518
Purchase of securities held to maturity	(15,259,673)	(11,865,948)
Purchase of securities available for sale	(897,667)	(8,249,195)
Purchase of certificates of deposit in other banks	(735,000)	0
Net change in loans	(22,538,434)	(26,009,077)
Purchase bank owned life insurance	0	(1,400,002)
Expenditures for improvements to other real estate owned	0	(42,401)
Purchase of premises and equipment	(1,272,409)	(1,048,824)
Proceeds from sales of other assets	915,217	1,274,499
Net cash provided for investing activities	(13,977,561)	(2,510,835)

Cash flows from financing activities:
Net change in deposits	28,740,038	(2,644,383)
Payment of short-term debt and short-term portion of long-term debt	(2,000,000)	(2,000,000)
Cash dividends paid	(305,740)	(254,784)
Net cash provided for financing activities	26,434,298	(4,899,167)

Increase(decrease) in cash and cash equivalents	14,042,093	(3,606,731)
Cash and cash equivalents - beginning of period	21,050,406	16,070,635
Cash and cash equivalents - end of period	$35,092,499	$12,463,904

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$688,000	$668,420
Unrealized gain (loss) on securities available for sale	$(640,289)	$956,100
Reclass short-term portion of long-term debt	$2,000,000	$2,000,000

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $0 at September 30, 2012.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of September 30, 2012, the valuation allowance for foreclosed asset losses was $800,000.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $50,426 and $122,227 for the three and nine-month periods ended September 30, 2012.

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

In September 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized in November 2009. As a result, the Corporation is carrying a prepaid asset of $516 thousand as of September 30, 2012. The Corporation’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Corporation.

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

Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The standard instructs that when a reporting entity recognizes an indemnification asset, it should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amended guidance is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvement.” It makes conforming amendments related to fair value measurements within the Accounting Standards Codification (“ASC”) as well as other technical corrections covering a broad range of topics. The amendments in the update that did not have transition guidance were effective upon issuance and the amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012, for public entities. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other”; amending ASC Topic 350 to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendment is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Comprehensive Income”, Topic 220, which defers the effective date for the amendments to the presentation of items reclassified out of accumulated other comprehensive income from ASU 2011-05. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2012.

	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
State and municipal securities	$0	$2,191,762	$0	$2,191,762
Residential mortgage-backed securities	0	11,657,090	0	11,657,090
Equity securities	69,600	0	0	69,600
Total	$69,600	$13,848,852	$0	$13,918,452

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2012.

	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$1,836,698	$0	$1,836,698
Impaired loans	0	2,035,535	0	2,035,535
Total assets at fair value	$0	$3,872,233	$0	$3,872,233

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2012, and December 31, 2011, are as follows:

	September 30, 2012		December 31, 2011

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,092	$35,092	$21,050	$21,050
Investment securities available for sale	13,918	13,918	28,641	28,641
Investment securities held to maturity	57,193	59,661	52,339	54,159
Federal Home Loan Bank stock	1,448	1,448	1,787	1,787
Loans	$199,738	$198,834	$178,202	$177,178
Liabilities:
Deposits	$277,651	$278,074	$248,911	$249,211
FHLB advances	$22,000	$22,716	$24,000	$25,130

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at September 30, 2012, and December 31, 2011, were as follows:

Securities Available For Sale:

September 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$2,143,076	$70,306	$21,620	$2,191,762
Residential mortgage-backed securities	10,844,420	812,670	0	11,657,090
Total debt securities AFS	12,987,496	882,976	21,620	13,848,852
Equity securities	174,549	0	104,949	69,600
Total securities AFS	$13,162,045	$882,976	$126,569	$13,918,452

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$2,724,000	$117,597	$0	$2,841,597
Residential mortgage-backed securities	24,345,585	1,343,250	0	25,688,835
Total debt securities AFS	27,069,585	1,460,847	0	28,530,432
Equity securities	174,549	0	64,149	110,400
Total securities AFS	$27,244,134	$1,460,847	$64,149	$28,640,832

Securities Held to Maturity:

September 30, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$39,780,097	$1,613,466	$4,727	$41,388,836
Residential mortgage-backed securities	17,412,832	859,808	0	18,272,640
Total securities HTM	$57,192,929	$2,473,274	$4,727	$59,661,476

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$29,918,408	$1,137,322	$5,674	$31,050,056
Residential mortgage-backed securities	22,420,320	688,147	0	23,108,467
Total securities HTM	$52,338,728	$1,825,469	$5,674	$54,158,523

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

September 30, 2012	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
State and municipal securities	$21,620	$872,457	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	21,620	872,457	0	0
Temporarily impaired equity securities	0	0	104,949	69,600
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$21,620	$872,457	$104,949	$69,600

Securities Held to Maturity
Temporarily impaired debt securities:
U.S. Government Agency securities	$0	$0	$0	$0
State and municipal securities	4,727	1,661,063	0	0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$4,727	$1,661,063	$0	$0

December 31, 2011	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
State and municipal securities	$0	$0	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	0	0	0	0
Temporarily impaired equity securities	64,149	110,400	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$64,149	$110,400	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$5,674	$1,142,423	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$5,674	$1,142,423	$0	$0

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

At September 30, 2012, the debt securities with unrealized losses have depreciated 1.0% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at September 30, 2012 and December 31, 2011, was as follows:

	September 30, 2012		December 31, 2011

Commercial, financial and agricultural loans	$37,060,685	18.3%	$36,677,906	20.2%
Real estate:
Construction loans	16,524,177	8.2%	13,224,081	7.3%
Commercial mortgage loans	73,024,201	36.1%	60,599,120	33.4%
Residential loans	61,271,585	30.2%	59,177,824	32.6%
Agricultural loans	10,261,916	5.1%	6,283,665	3.5%
Consumer & other loans	4,372,007	2.1%	5,369,787	3.0%
Loans Outstanding	202,514,571	100.0%	181,332,383	100.0%

Unearned interest and discount	(31,795)		(30,069)
Allowance for loan losses	(2,745,028)		(3,100,000)
Net loans	$199,737,748		$178,202,314

The Corporation’s only significant concentration of credit at September 30, 2012, occurred in real estate loans which totaled $161,081,879. However, this amount was not concentrated in any specific segment within the market or geographic area. Average loans outstanding were $199,175,014 for the three months and $190,090,910 for the nine months ended September 30, 2012.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At September 30, 2012, $28,944,434 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at September 30, 2012.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$16,411,249
After one year but within five years	33,702,902
After five years	3,470,711
Total	$53,584,862

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at September 30, 2012.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 31,200,866	$ 5,972,747	$ 37,173,613

The following table presents information concerning outstanding balances of nonaccrual, past-due, renegotiated and potential problem loans as well as foreclosed assets for the indicated period.

	Nonaccrual Loans	Past-Due Loans	Renegotiated Loans	Potential Problem Loans	Total	Foreclosed Assets

September 30, 2012	$ 668,793	$ 0	$ 0	$ 1,052,442	$1,721,235	$1,836,698
December 31, 2011	$ 1,153,242	$ 0	$ 0	$ 933,962	$2,087,204	$2,357,695

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

Loans placed on nonaccrual status amounted to $668,793 and $1,153,242 at September 30, 2012 and December 31, 2011, respectively. There were no past due loans over ninety days and still accruing at September 30, 2012 or December 31, 2011. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $3,949 and $19,796 as of September 30, 2012, and December 31, 2011, respectively.

The following table presents an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of September 30, 2012
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$213,222	$0	$213,222	$16,277	$36,831,186	$37,060,685
Real estate:
Construction loans	363,287	0	363,287	0	16,160,890	16,524,177
Commercial mortgage loans	334,975	0	334,975	184,895	72,504,331	73,024,201
Residential loans	2,692,400	0	2,692,400	461,632	58,117,553	61,271,585
Agricultural loans	0	0	0	0	10,261,916	10,261,916
Consumer & other loans	33,938	0	33,938	5,989	4,332,080	4,372,007

Total loans	$3,637,822	$0	$3,637,822	$668,793	$198,207,956	$202,514,571

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

At September 30, 2012, and December 31, 2011, impaired loans amounted to $2,035,535 and $567,802, respectively. A reserve amount of $201,646 and $39,938 were recorded in the allowance for loan losses for these impaired loans as of September 30, 2012, and December 31, 2011, respectively.

The following table presents impaired loans, segregated by class of loans as of September 30, 2012:

September 30, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Interest Income Received During Impairment

Commercial, financial and agricultural loans	$56,390	$0	$21,145	$21,145	$35,245	$24,148	$1,269
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	705,243	184,895	448,772	633,667	71,576	223,245	21,924
Residential loans	1,267,913	557,185	615,903	1,173,088	94,825	525,369	36,099
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	5,989	5,989	0	5,989	0	2,995	0

Total loans	$2,035,535	$748,069	$1,085,820	$1,833,889	$201,646	$775,757	$59,292

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of September 30, 2012, all Grade 8 loans have been charged-off.

The following table presents internal loan grading by class of loans as of September 30, 2012:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$343,788	$0	$0	$29,811	$0	$384,863	$758,462
Grade 2- Above Avg.	0	1,097,183	2,630	120,212	970,239	6,489	2,196,753
Grade 3- Acceptable	28,338,799	5,128,541	33,752,532	37,998,550	6,205,018	2,912,610	114,336,050
Grade 4- Fair	7,625,961	9,847,430	36,048,212	18,057,606	2,209,056	941,648	74,729,913
Grade 5a- Watch	441,749	137,656	1,402,370	594,368	361,113	27,207	2,964,463
Grade 5b- OAEM	16,092	5,155	0	682,572	454,991	47,867	1,206,677
Grade 6- Substandard	294,296	308,212	1,818,457	3,732,380	61,499	51,323	6,266,167
Grade 7- Doubtful	0	0	0	56,086	0	0	56,086

Total loans	$37,060,685	$16,524,177	$73,024,201	$61,271,585	$10,261,916	$4,372,007	$202,514,571

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three month period ended September 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.54% for the three months and 0.47% for the nine months ended September 30, 2012.

Three months ended September 30, 2012:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, June 30, 2012	$415,967	$1,004,612	$1,048,906	$269,758	$0	$170,975	$2,910,218

Charge-offs	265,287	0	3,091	6,075	0	2,333	276,786
Recoveries	756	0	0	4,810	0	1,030	6,596
Net charge-offs	264,531	0	3,091	1,265	0	1,303	270,190
Provisions charged to operations	127,129	(13,697)	1,688	(10,511)	0	391	105,000
Balance at end of period, September 30, 2012	$278,565	$990,915	$1,047,503	$257,982	$0	$170,063	$2,745,028

Nine months ended September 30, 2012:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Charge-offs	269,489	248,637	9,439	214,120	0	11,890	753,575
Recoveries	54,974	0	10,716	11,276	0	6,637	83,603
Net charge-offs	214,515	248,637	(1,277)	202,844	0	5,253	669,972
Provisions charged to operations	100,858	116,902	(601)	95,371	0	2,470	315,000
Balance at end of period, September 30, 2012	$278,565	$990,915	$1,047,503	$257,982	$0	$170,063	$2,745,028

Ending balance -
Individually evaluated for impairment	$35,245	$0	$71,576	$94,825	$0	$0	$201,646
Collectively evaluated for impairment	243,320	990,915	975,927	163,157	0	170,063	2,543,382
Balance at end of period	$278,565	$990,915	$1,047,503	$257,982	$0	$170,063	$2,745,028

Loans :
Ending balance -
Individually evaluated for impairment	$56,390	$255,631	$2,537,596	$3,489,172	$0	$5,989	$6,344,778
Collectively evaluated for impairment	37,004,295	16,268,546	70,486,605	57,782,413	10,261,916	4,366,018	196,169,793
Balance at end of period	$37,060,685	$16,524,177	$73,024,201	$61,271,585	$10,261,916	$4,372,007	$202,514,571

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2011.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2010	$133,636	$1,395,722	$685,994	$301,902	$0	$237,360	$2,754,614

Charge-offs	235,776	0	445,583	112,869	0	12,817	807,045
Recoveries	62,993	0	74,330	20,912	0	10,529	168,764
Net charge-offs	172,783	0	371,253	91,957	0	2,288	638,281
Provisions charged to operations	431,369	(273,072)	732,086	155,510	0	(62,226)	983,667
Balance at end of period, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Ending balance -
Individually evaluated for impairment	$31,250	$0	$0	$8,688	$0	$0	$39,938
Collectively evaluated for impairment	360,972	1,122,650	1,046,827	356,767	0	172,846	3,060,062
Balance at end of period	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Loans :
Ending balance -
Individually evaluated for impairment	$212,367	$2,597,598	$5,906,030	$1,319,683	$622,387	$0	$10,658,065
Collectively evaluated for impairment	36,465,539	10,626,483	54,693,090	57,858,141	5,661,278	5,369,787	170,674,318
Balance at end of period	$36,677,906	$13,224,081	$60,599,120	$59,177,824	$6,283,665	$5,369,787	$181,332,383

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	September 30,	December 31,
	2012	2011

Allowance for loss on impaired loans	$201,646	$39,938
Recorded balance of impaired loans	$2,035,535	$567,802

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $688,000 and $668,420 for the periods ended September 30, 2012, and 2011, respectively.

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

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September of 2007, the Federal Reserve Bank began decreasing it by 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through September 2012. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the third quarter of 2012, noninterest income was 25.3% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets decreased $4.2 million to $2.6 million at the end of September 2012 compared with the same period last year. Foreclosed assets decreased $528 thousand compared with the third quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of September 30, 2012, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at September 30, 2012, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At September 30, 2012, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2012, total capital increased $568 thousand to $29.1 million and increased $903 thousand from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.76% as of September 30, 2012. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2012, was $421 thousand, up $322 thousand from net income of $99 thousand for the third quarter of 2011. This increase in net income was primarily due to a $375 thousand lower provision for loan losses compared with the third quarter last year as well as a $316 thousand increase in interest and fees on loans. Partially offsetting this expense was a $170 thousand increase in noninterest expense.

On a per share basis, net income for the third quarter was $.17 per diluted share compared with $.04 per diluted share for the same quarter in 2011. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as third quarter last year.

For the nine months ended September 30, 2012, net income after taxes was $1.3 million, up from $1.1 million for the same period in 2011. On a per share basis, net income for the first nine months of 2012 was $.51 per diluted share compared with $.42 per diluted share for the same period in 2011.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2012	2012	2012	2011	2011
Return on average total assets	0.53%	0.38%	0.71%	0.53%	0.13%
Return on average total equity	5.76%	4.16%	7.88%	5.57%	1.39%
Average shareholders’ equity to average total assets	9.14%	9.18%	8.98%	9.46%	9.41%
Net interest margin (tax equivalent)	4.32%	4.24%	4.10%	4.29%	4.13%

Comparison of Statements of Income for the Quarter

Total interest income increased $217 thousand to $3.4 million for the three months ended September 30, 2012, compared with the same period in 2011, reflecting $316 thousand higher interest income and fees from loans due to loan growth. This increase was partially offset by a decrease in interest income from investment securities of $109 thousand. Interest on deposits and certificates of deposit in other banks increased $5 thousand and $5 thousand, respectively, when compared with the third quarter of 2011.

Total interest expense decreased $60 thousand, or 11.3%, to $469 thousand in the third quarter of 2012 compared with the same period in 2011. Interest paid on deposits decreased $50 thousand, or 15.3%, during the third quarter of 2012 due to the low interest rate environment. The average rate paid on average time deposits for the quarter has decreased 32 basis points since September 30, 2011. Interest on total borrowings decreased $10 thousand compared with the same quarter in 2011.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved $276 thousand to $3.0 million for the third quarter of 2012. Net interest income after provision for loan losses for the third quarter of 2012 was $2.9 million compared with $2.2 million for the same period in 2011. The provision for loan losses was $105 thousand in the third quarter of 2012 compared with $480 thousand for the third quarter of 2011. The Corporation’s net interest margin was 4.32% for the third quarter of 2012, up 19 basis points from the same period last year. Continual improvements in the net interest margin are mainly attributed to changes in the earning asset mix. The growth in higher-yielding loans was funded by decreases in the lower-yielding investment securities portfolio.

Noninterest income, at 25.3% of the Corporation’s total revenue for the quarter, was $1.2 million for the third quarter, down $25 thousand from the same period in 2011. The decrease in noninterest income was primarily due to a $156 thousand quarterly decrease in gains on the sale of securities. Also, income from service charges on deposit accounts decreased $39 thousand compared with the third quarter last year. Income from mortgage banking services decreased $6 thousand compared with the same period last year. Partially offsetting these decreases, we recognized a $127 thousand higher gain on the disposition of assets compared with the loss in the third quarter of 2011. Income from retail brokerage increased $8 thousand while income from trust and insurance services remained relatively flat.

Noninterest expense increased $170 thousand to $3.6 million for the third quarter of 2012 compared with the third quarter of 2011. The largest component of noninterest expense, salaries and employee benefits, increased $65 thousand to $2.0 million for the third quarter. Other expense also increased $65 thousand mainly due to higher employee training, advertising, legal and FDIC assessment expenses. Equipment and data processing expense also increased $22 thousand and $20 thousand, respectively, largely due to enhancing information technology infrastructure. Amortization of intangible assets and occupancy expense remained relatively flat compared with the third quarter of 2011.

Comparison of Statements of Income for the Nine-month Period

Total interest income for the first nine months of 2012 increased $322 thousand to $10.1 million when compared with the same period in 2011. This increase was primarily due to a $695 thousand increase in interest and fees on loans due to a $19.2 million higher average volume of loans compared with the first nine months of 2011. Interest on deposits and certificates of deposit in other banks increased $28 thousand compared with the first nine months of 2011. These increases were partially offset by a decrease in interest income from investment securities of $401 thousand due to a $17.0 million lower average volume of investments compared with the first nine months of last year.

Total interest expense for the nine-month period ended September 30, 2012, decreased $254 thousand, or 15.0%, compared with the same period in 2011. The decrease in interest expense was primarily related to lower interest paid on interest-bearing deposits of $227 thousand, or 21.2%, compared with the first nine months of 2011 reflecting lower interest rates. Interest on total borrowings declined $27 thousand for the first nine months of 2012 compared with the same period last year.

Net interest income for the first nine months of 2012 was 7.1% higher at $8.7 million compared with $8.1 million for the same period in 2011, mainly as a result of lower interest paid on deposits and higher income from loans. Net interest income after provision for loan losses was $8.4 million for the first nine months of 2012 compared with $7.3 million for the same period in 2011. The provision for loan losses was $315 thousand in the first nine months of 2012 compared with $780 thousand for the same period last year. Net interest margin was 4.22% for the first nine months of 2012, up from 4.05% for the first nine months of 2011.

For the first nine months of 2012, noninterest income was $4.3 million, up 8.4% from the same period in 2011. The increase was primarily attributed to a $239 thousand increase in income from mortgage banking services. We recognized an $84 thousand lower loss on the disposition of assets and an $84 thousand increase in other income due mostly to debit card income for the first nine months of 2012 compared with the same period last year. Income from insurance and retail brokerage services increased $41 thousand and $34 thousand, respectively, compared with the first nine months of 2011. Partially offsetting these increases, service charges on deposit accounts declined $113 thousand when compared with the same period of 2011. Also, the net gain on the sale of securities was $39 thousand lower compared with the same period in 2011.

Noninterest expense increased $1.1 million for the first nine months of 2012 compared with the same period last year. The change was mainly due to a $949 thousand increase in salary and employee benefits related to the large pension contribution recognized in the second quarter 2012. Equipment, data processing and occupancy expense increased $105 thousand, $66 thousand and $25 thousand, respectively. Partially offsetting these increases, other operating expenses decreased by $6 thousand, a reflection of lower foreclosed asset expenses, insurance assessments to the FDIC, and professional fees partially offset by increased legal fees.

Comparison of Financial Condition Statements

At September 30, 2012, total assets were $332.2 million, an 8.7% increase from December 31, 2011. The increase in total assets was primarily due to solid loan growth funded by decrease in investment securities and growth in noninterest-bearing deposits. Total loans increased $21.2 million, or 11.7%, to $202.5 million compared with $181.3 million at December 31, 2011. Loan growth was driven primarily by our expansion into the Valdosta market. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 61.0% of total assets.

Investment securities and short-term investments which include Federal funds sold and interest-bearing deposits in other banks represented 30.1% of total assets at September 30, 2012. Compared with year-end, investment securities decreased $10.2 million and short-term investments increased $13.0 million. This resulted in an overall increase in investments of $2.8 million since the end of 2011.

Deposits increased to $277.7 million at the end of the third quarter of 2012, up $28.7 million from the end of 2011. The increase was primarily due to increases in noninterest-bearing transaction accounts. At September 30, 2012, total deposits represented 83.6% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	September 30,	December 31,	September 30,
	2012	2011	2011

Advance from Federal Home Loan Bank with a 2.79% fixed rate of interest maturing July 29, 2013 (transferred to short-term borrowings).	0	2,000,000	2,000,000

Advance from Federal Home Loan Bank with a 3.85% fixed rate of interest maturing April 30, 2014.	10,000,000	10,000,000	10,000,000

Advance from Federal Home Loan Bank with a 3.39% fixed rate of interest maturing August 20, 2018. (convertible to a variable rate at quarterly options of Federal Home Loan Bank – no conversion option has been made)	5,000,000	5,000,000	5,000,000

Advance from Federal Home Loan Bank with a 2.78% fixed rate of interest maturing September 10, 2018. (convertible to a variable rate at quarterly options of Federal Home Loan Bank – no conversion option has been made)	5,000,000	5,000,000	5,000,000

Total long-term debt	$20,000,000	$22,000,000	$22,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.36% of total loans outstanding at September 30, 2012, compared with 1.71% of loans outstanding at December 31, 2011, and 1.59% at September 30, 2011. Net charge-offs in the 2012 third quarter were $270 thousand compared with net charge-offs of $488 thousand in the third quarter of 2011. Management considers the allowance for loan losses as of September 30, 2012, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $2.6 million, or 0.78% of total assets, in the third quarter of 2012, down from $3.6 million, or 1.18% of total assets, at the end of 2011, and down from $6.8 million, or 2.32% of total assets in the same period last year. Nonaccrual loans were $669 thousand in the third quarter of 2012. There were $1.8 million of foreclosed properties in nonperforming assets at the end of the third quarter of 2012 compared with $2.4 million at the end of last year’s third quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	September 30, 2012	September 30, 2011
Commitments to extend credit	$16,802	$8,326
Standby letters of credit and financial guarantees	$10	$35

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At September 30, 2012, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.64%, which is over 56 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	September 30, 2012	For Well Capitalized	Minimum Guidelines
Tier 1 capital	14.39%	6.00%	4.00%
Total risk based capital	15.64%	10.00%	8.00%
Tier 1 leverage ratio	9.27%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	September 30, 2012	For Well Capitalized	Minimum Guidelines
Tier 1 capital	13.82%	6.00%	4.00%
Total risk based capital	15.07%	10.00%	8.00%
Tier 1 leverage ratio	8.90%	5.00%	3.00%

In September 2012, the Corporation paid a quarterly cash dividend of $0.04 per common share. In June and March 2012, the Corporation paid a cash dividend of $0.04 per common share after announcing plans to resume paying cash dividends on a quarterly basis. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2012, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2012, and December 31, 2011; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2012, and 2011; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012, and 2011; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements.

* As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

BY:	/s/George R. Kirkland

GEORGE R. KIRKLAND
SENIOR VICE-PRESIDENT AND TREASURER
(FINANCIAL AND ACCOUNTING OFFICER)

Date: November 14, 2012

