Form 10-Q/A
period 2012-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2012-11-21
CIK 315849

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

Explanatory Note

Southwest Georgia Financial Corporation (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on November 14, 2012, solely to furnish Exhibit 101 to the Form 10-Q which provides the Company’s consolidated financial statements and related notes formatted in Extensible Business Reporting Language (XBRL).

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

*Previously filed

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

Date: November 21, 2012