Form 10-K
period 2012-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2013-04-01
CIK 315849

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2012

[ ] Transition report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from _____ to _____ .

Commission file number 1-12053

Southwest Georgia Financial Corporation

(Exact Name of Corporation as specified in its charter)

Georgia	58-1392259
(State Or Other Jurisdiction Of	(I.R.S. Employer
Incorporation Or Organization)	Identification No.)

201 First Street, S.E.
Moultrie, Georgia	31768
(Address of Principal Executive Offices)	(Zip Code)

(Corporation’s telephone number, including area code) (229) 985-1120

Securities registered pursuant to Section 12(b) of this Act:

Common Stock $1 Par Value	NYSE MKT
(Title of each class)	(Name of each exchange on
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

Aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2012: $19,516,820 based on 1,951,682 shares at the price of $10.00 per share.

As of March 22, 2013, 2,547,837 shares of the $1.00 par value common stock of Southwest Georgia Financial Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2013 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.

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

General

The Corporation is a registered bank holding company. All of the Corporation’s activities are currently conducted by the Bank and Empire. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, VISA business accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust and brokerage division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the trust and brokerage area has a securities sales department which offers full-service brokerage services through a third party service provider. The Bank operates Southwest Georgia Insurance Services Division, an insurance agency that offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, offers commercial mortgage banking services.

Markets

The Corporation conducts banking activities in five counties in southwest and south central Georgia. The latest statistics were recorded in 2010. Population characteristics in these counties range from rural to more metropolitan. Our most recent and largest market is Lowndes County with a total population of 109,233 and the highest growth rate in our markets at 18.6% from 2000 to 2010. Due primarily to the location of a state university and a large air force base in Lowndes County, this market has a median age estimated at 29.9, younger than an average median age of 38.9 in the other four counties that the bank primarily serves. These counties, Colquitt, Worth, Thomas, and Baker, have an average total population of 28,837 and an average growth rate of (1.0)% from 2000 to 2010. Per capita income in Lowndes County was $20,040, slightly higher than an average of $18,822 for the rest of the bank’s markets.

Agriculture plays a major economic role in the bank’s markets. Colquitt, Worth, Thomas, Lowndes, and Baker Counties produce a large portion of our state’s crops, including cotton, peanuts, and a variety of vegetables.

Empire provides mortgage banking primarily for commercial properties throughout the southeastern United States.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2012, the Corporation’s deposit base, totaling $291,762,060, consisted of $68,071,346 in noninterest-bearing demand deposits (23.3% of total deposits), $106,014,298 in interest-bearing demand deposits including money market accounts (36.3% of total deposits), $25,988,297 in savings deposits (8.9% of total deposits), $55,097,669 in time deposits in amounts less than $100,000 (18.9% of total deposits), and $36,590,450 in time deposits of $100,000 or more (12.6% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank’s customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2012, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 2.0%, 78.2% and 19.8%, respectively, of the Bank’s total loan portfolio.

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

The Loan Committee of the Bank’s Board of Directors is responsible for approving and monitoring the loan policy and providing guidance and counsel to all lending personnel. This committee also approves all extensions of credit over $300,000. The Loan Committee is composed of the Chief Executive Officer and President, and other executive officers of the Bank, as well as certain Bank directors.

Servicing and Origination Fees on Loans

The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and are recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2012, Bank revenue received from mortgage banking services was $1,675,936 compared with $1,477,166 in 2011. All of this income was from Empire except for $354,375 in 2012 and $239,625 in 2011, which was mortgage banking income from the Bank.

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

Employees

The Bank had 120 full-time employees and five part-time employees at December 31, 2012. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Deposit Insurance Corporation (the “FDIC”) has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2012, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,000,186. For 2012, the Corporation’s cash dividend payout to stockholders was $407,655.

Supervision and Regulation

General.

The following is a brief summary of the supervision and regulation of the Corporation and the Bank as financial institutions and is not intended to be a complete discussion of all NYSE MKT (the “NYSE”), state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or NYSE listed companies. Changes in the rules, statutes and regulations applicable to the Corporation and the Bank can affect the operating environment in substantial and unpredictable ways.

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

Concurrently with the release of the Capital Proposals, the Basel Committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals,” and together with the Capital Proposals, the “Basel III Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the Basel Committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

On June 7, 2012, the federal regulatory authorities issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with Basel III Proposals and certain provisions of the Dodd-Frank Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The proposed rules would apply to all depository institutions and savings and loan holding companies and all bank holding companies with total consolidated assets of $500 million or more (“banking organizations”). Among other things, the proposed rules:

  establish a new common equity tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1 capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0% that would be phased in and fully effective in 2015;

  provide, to be considered “well-capitalized”, a new common equity tier 1 capital requirement of 6.5%, a higher Tier 1 capital to risk-weighted assets requirement of 8.0% and a higher Total capital to risk-weighted assets of 10.0% that would be phased in and fully effective in 2015;

  stratify risk-weighting of mortgage loans from 35-200% and add 20% risk-weighting for short term unused loan commitments;

  assign higher risk-weightings (150%) to credit exposures that are more than 90 days past due or are on nonaccrual status and certain “high volatility commercial real estate loans” that finance the acquisition, development or construction of real property;

  contemplate that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as Tier 1 capital would be phased out over a ten-year period;

  require that unrealized gains and losses on certain securities holdings be included for purposes of calculating regulatory capital requirements; and

  limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements that would be phased in and fully effective in 2019.

The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules will be phased in from January 1, 2013 through January 1, 2019; however, the agencies have recently stated that, due to the volume of public comments received, the final rule would not be in effect on January 1, 2013. The timing of the final rule is uncertain at this time.

While the Basel III Proposals only apply to larger financial institutions, changing regulatory capital requirements will likely result in generally higher regulatory capital standards for financial institutions of all sizes. Therefore, to continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels. As of December 31, 2012 and 2011, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010.

The Dodd-Frank Act was enacted on July 21, 2010. The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. The Dodd-Frank Act includes the following provisions that, among other things:

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
• Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and
• Required the regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds), with implementation starting as early as July 2012. The statutory provision is commonly called the “Volcker Rule”. In October 2011, regulators proposed rules to implement the Volcker Rule that included an extensive request for comments on the proposal. Their implementation has been delayed into 2013. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, we do not currently anticipate that the Volcker Rule will have a material effect on us or the Bank’s operations because neither entity engages in the businesses prohibited by the Volcker Rule.

Many aspects of the Dodd-Frank Act remain subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us, our customers or the financial industry more generally.

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

Future Legislation.

Various legislation affecting financial institutions and the financial industry is from time to time introduced. Such legislation may change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Corporation or any of its subsidiaries. The nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Available Information

The Corporation is subject to the information requirements of the Securities Exchange Act of 1934, which means that it is required to file certain reports, proxy statements, and other information, all of which are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of the reports, proxy statements, and other information may be obtained from the Public Reference Room of the SEC, at prescribed rates, by calling 1-800-SEC-0330. The SEC maintains an Internet website at www.sec.gov where reports, proxy, information and registration statements, and other information regarding corporations that file electronically with the SEC through the EDGAR system can be retrieved.

The Corporation’s Internet website address is www.sgfc.com.

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation, Bank, and Empire and their ages, positions, and terms of office as of March 29, 2013, are as follows:

Name (Age)	Principal Position	Officer Since

DeWitt Drew	Chief Executive Officer and President of the	1999
(56)	Corporation and Bank

John J. Cole, Jr.	Executive Vice President of the Corporation and	1984
(63)	Chief Operating Officer, Executive Vice President
	and Cashier of the Bank

Jeffery E. Hanson	Executive Vice President of the Corporation and	2011
(47)	Chief Banking Officer and Executive Vice President
	of the Bank

Randall L. (Andy) Webb, Jr.	Chief Credit Officer and Executive Vice President of	1994
(64)	the Bank

George R. Kirkland	Senior Vice President and Treasurer of the	1991
(62)	Corporation and Senior Vice President and
	Comptroller of the Bank

J. Larry Blanton	Senior Vice President of the Bank	2000
(66)

Vayden (Sonny) Murphy, Jr.	Senior Vice President of the Bank	2006
(60)

Danny E. Singley	Senior Vice President of the Bank	2002
(58)

Jeffrey (Jud) Moritz	Senior Vice President of the Bank	2011
(36)

David L. Shiver	Senior Vice President of the Bank	2006
(63)

Charles R. Lemons	President and Chief Executive Officer of Empire	2007
(61)

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

Mr. Hanson became Executive Vice President of the Corporation in 2012 and Chief Banking Officer and Executive Vice President of the Bank in 2011. Previously, he was employed by Park Avenue Bank in Valdosta, Georgia, as Valdosta Market President and various other positions since 1994.

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

Mr. Lemons became President and Chief Executive Officer of Empire in 2008 and served as Executive Vice President of Empire since 2007. Previously, he was employed by Branch Banking & Trust Co. from 1992 to 2006.

Table 1 - Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2012, 2011, and 2010, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

	Year Ended December 31, 2012
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,742	$-	-%

Earning assets:
Interest-bearing deposits with banks	23,735	60	0.25%
Loans, net (a) (b) (c)	190,546	11,523	6.05%
Certificates of deposit in other banks	1,457	20	1.37%
Taxable investment securities held to maturity	41,635	1,151	2.76%
Nontaxable investment securities held to maturity (c)	33,858	1,440	4.25%
Nontaxable investment securities available for sale (c)	2,189	133	6.08%
Other investment securities	1,606	33	2.06%

Total earning assets	295,026	14,360	4.87%
Premises and equipment	10,469
Other assets	12,522

Total assets	$325,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$64,419	$-	-%

Interest-bearing liabilities:
NOW accounts	21,500	24	0.11%
Money market deposit accounts	64,199	139	0.22%
Savings deposits	25,516	57	0.22%
Time deposits	93,846	892	0.95%
Federal funds purchased	0	0	0.00%
Other borrowings	23,153	787	3.40%

Total interest-bearing liabilities	228,214	1,899	0.83%
Other liabilities	3,839

Total liabilities	296,472

Common stock	4,294
Surplus	31,702
Retained earnings	19,405
Less treasury stock	(26,114)

Total stockholders’ equity	29,287

Total liabilities and stockholders’ equity	$325,759

Net interest income and margin		$12,461	4.22%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $588 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2011
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,707	$-	-%

Earning assets:
Interest-bearing deposits with banks	14,352	35	0.24%
Loans, net (a) (b) (c)	170,424	10,482	6.15%
Certificates of deposit in other banks	119	2	1.68%
Taxable investment securities held to maturity	66,698	1,922	2.88%
Nontaxable investment securities held to maturity (c)	19,617	878	4.48%
Nontaxable investment securities available for sale (c)	3,918	242	6.18%
Other investment securities	1,846	15	0.81%

Total earning assets	276,974	13,576	4.90%
Premises and equipment	9,534
Other assets	13,234

Total assets	$307,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$52,087	$-	-%

Interest-bearing liabilities:
NOW accounts	20,948	13	0.06%
Money market deposit accounts	58,120	70	0.12%
Savings deposits	24,149	62	0.26%
Time deposits	93,708	1,225	1.31%
Federal funds purchased	309	2	0.65%
Other borrowings	26,027	823	3.16%

Total interest-bearing liabilities	223,261	2,195	0.98%
Other liabilities	4,244

Total liabilities	279,592

Common stock	4,294
Surplus	31,702
Retained earnings	17,975
Less treasury stock	(26,114)

Total stockholders’ equity	27,857

Total liabilities and stockholders’ equity	$307,449

Net interest income and margin		$11,381	4.11%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $597 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2010
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$8,652	$-	-%

Earning assets:
Interest-bearing deposits with banks	23,606	58	0.25%
Loans, net (a) (b) (c)	157,516	10,033	6.37%
Taxable investment securities held to maturity	69,475	2,412	3.47%
Nontaxable investment securities held to maturity (c)	11,671	546	4.68%
Nontaxable investment securities available for sale (c)	6,026	374	6.21%
Other investment securities	1,651	6	0.36%

Total earning assets	269,945	13,429	4.97%
Premises and equipment	8,702
Other assets	13,447

Total assets	$300,746

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$41,844	$-	-%

Interest-bearing liabilities:
NOW accounts	19,351	16	0.08%
Money market deposit accounts	58,455	88	0.15%
Savings deposits	22,670	70	0.31%
Time deposits	100,347	1,882	1.88%
Other borrowings	26,000	835	3.21%

Total interest-bearing liabilities	226,823	2,891	1.27%
Other liabilities	5,152

Total liabilities	273,819

Common stock	4,294
Surplus	31,702
Retained earnings	17,045
Less treasury stock	(26,114)

Total stockholders’ equity	26,927

Total liabilities and stockholders’ equity	$300,746

Net interest income and margin		$10,538	3.90%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $487 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

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

				Due To Changes In (a)
	2012	2011	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$60	$35	$25	$24	$1
Loans, net (b)	11,523	10,482	1,041	1,214	(173)
Certificates of deposit in other banks	20	2	18	18	0
Taxable investment securities held to maturity	1,151	1,922	(771)	(696)	(75)
Nontaxable investment securities held to maturity (b)	1,440	878	562	604	(42)
Nontaxable investment securities available for sale (b)	133	242	(109)	(105)	(4)
Other investment securities	33	15	18	(2)	20
Total interest income	14,360	13,576	784	1,057	(273)

Interest paid on:
NOW accounts	24	13	11	0	11
Money market deposit accounts	139	70	69	8	61
Savings deposits	57	62	(5)	5	(10)
Time deposits	892	1,225	(333)	2	(335)
Federal funds purchased	0	2	(2)	(1)	(1)
Other borrowings	787	823	(36)	(113)	77
Total interest expense	1,899	2,195	(296)	(99)	(197)

Net interest earnings	$12,461	$11,381	$1,080	$1,156	$(76)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2012 and 2011 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

				Due To Changes In (a)
	2011	2010	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$35	$58	$(23)	$(23)	$0
Loans, net (b)	10,482	10,033	449	774	(325)
Certificates of deposit in other banks	2	0	2	1	1
Taxable investment securities held to maturity	1,922	2,412	(490)	(93)	(397)
Nontaxable investment securities held to maturity (b)	878	546	332	355	(23)
Nontaxable investment securities available for sale (b)	242	374	(132)	(130)	(2)
Other investment securities	15	6	9	1	8
Total interest income	13,576	13,429	147	885	(738)

Interest paid on:
NOW accounts	13	16	(3)	1	(4)
Money market deposit accounts	70	88	(18)	0	(18)
Savings deposits	62	70	(8)	6	(14)
Time deposits	1,225	1,882	(657)	(118)	(539)
Federal funds purchased	2	0	2	1	1
Other borrowings	823	835	(12)	1	(13)
Total interest expense	2,195	2,891	(696)	(109)	(587)

Net interest earnings	$11,381	$10,538	$843	$994	$(151)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2011 and 2010 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Securities held to maturity:
U.S. Government Agencies	$0	$0	$7,000
State and municipal	44,174	29,919	17,682
Residential mortgage-backed	15,690	22,420	21,573
Total securities held to maturity	$59,864	$52,339	$46,255

Securities available for sale:
U.S. Government Treasuries	$0	$0	$10,633
U.S. Government Agencies	8,944	0	0
State and municipal	2,180	2,842	5,846
Residential mortgage-backed	10,414	25,689	38,399
Corporate notes	0	0	0
Equity securities	134	110	68
Total securities available for sale	$21,672	$28,641	$54,946

At year-end 2012, the total investment portfolio grew slightly to $81,535,529, an increase of $555,969, compared with $80,979,560 at year-end 2011. The increase was mainly due to purchases of $30,050,877 of U.S. Government Agencies and municipal securities. Partially offsetting these purchases were calls and maturities of $7,350,200 of U.S. Government Agencies and municipals as well as residential mortgage-backed securities principal paydowns of approximately $12,500,000. Additionally, we sold $8,833,839 of longer-term residential mortgage-backed securities resulting in a net gain of $337,804.

The following table shows the expected maturities of debt securities at December 31, 2012, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties. Mortgage-backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancings and other early payoffs.

	MATURITY
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt Securities:
U.S. Government Agencies	$2,999	1.73%	$2,984	1.35%	$2,961	1.36%	$0	-%
State and municipal	4,462	4.67%	30,031	3.57%	11,065	4.88%	796	6.09%
Residential mortgage-backed	0	-%	1,175	4.22%	6,761	3.32%	18,168	2.89%

Total	$7,461	3.49%	$34,190	3.40%	$20,787	3.87%	$18,964	3.02%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2012 and 2011, securities carried at approximately $47,592,241 and $40,597,106, respectively, were pledged to secure public and trust deposits as required by law. At year-end 2012, approximately $7.5 million was overpledged and could be released if necessary for liquidity needs. At December 31, 2012 and 2011, no securities were pledged to secure our Federal Home Loan Bank advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Commercial, financial and agricultural	$40,507	$36,678	$27,852	$25,731	$26,375
Real estate:
Construction loans	16,989	13,224	16,900	15,597	18,357
Commercial mortgage loans	70,059	60,599	47,649	50,337	43,054
Residential loans	62,433	59,178	51,610	51,314	45,192
Agricultural loans	10,169	6,283	8,428	7,225	8,640
Consumer & other	4,010	5,370	5,320	10,056	7,481
Total loans	204,167	181,332	157,759	160,260	149,099
Less:
Unearned interest and discount	30	30	26	30	29
Allowance for loan losses	2,845	3,100	2,755	2,533	2,376
Net loans	$201,292	$178,202	$154,978	$157,697	$146,694

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2012.

Commercial, Financial, Agricultural and Construction
(Dollars in thousands)
Distribution of loans which are due:
In one year or less	$15,931
After one year but within five years	36,845
After five years	4,720

Total	$57,496

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2012.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
(Dollars in thousands)
Commercial, financial,
agricultural and construction	$ 35,688	$ 5,877	$ 41,565

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

	Nonaccrual Loans	Past-Due Loans	Restructured Loans	Potential Problem Loans	Total	Foreclosed Assets
	(Dollars in thousands)

December 31, 2012	$25	$0	$147	$372	$544	$1,690
December 31, 2011	$1,153	$0	$0	$934	$2,087	$2,358
December 31, 2010	$186	$0	$34	$830	$1,050	$3,288
December 31, 2009	$1,521	$0	$62	$0	$1,583	$3,832
December 31, 2008	$2,732	$0	$168	$0	$2,900	$211

In 2012, nonaccrual loans decreased due to settlement, payment or restructuring. Items in foreclosed assets include one large $1,235,933 residential property. Several units of this property were sold in 2012 resulting in a decrease in foreclosed assets compared with 2011. Other foreclosed assets are three residential properties and one commercial property valued at $453,927.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	Year Ended December 31,

	2012	2011	2010	2009	2008
	(Dollars in thousands)

Average loans outstanding	$193,532	$173,341	$160,356	$153,149	$134,602

Amount of allowance for loan losses at beginning of period	$3,100	$2,755	$2,533	$2,376	$2,399

Amount of loans charged off during period:
Commercial, financial and agricultural	286	236	92	227	0
Real estate:
Construction	249	0	30	0	0
Commercial	9	445	416	0	785
Residential	241	113	52	147	0
Agricultural	0	0	0	0	0
Consumer & other	12	13	92	54	87

Total loans charged off	797	807	682	428	872

Amount of recoveries during period:
Commercial, financial and agricultural	60	63	263	0	0
Real estate:
Construction	0	0	0	0	0
Commercial	11	74	0	0	2
Residential	19	21	0	0	0
Agricultural	0	0	0	0	0
Consumer & other	7	11	41	49	22

Total loans recovered	97	169	304	49	24

Net loans charged off during period	700	638	378	379	848
Additions to allowance for loan losses charged to operating expense during period	445	983	600	536	825

Amount of allowance for loan losses at end of period	$2,845	$3,100	$2,755	$2,533	$2,376

Ratio of net charge-offs during period to average loans outstanding for the period	.36%	.37%	.24%	.25%	.63%

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

	December 31, 2012		December 31, 2011		December 31, 2010		December 31, 2009		December 31, 2008
Category	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$310	19.8%	$392	20.2%	$134	17.7%	$123	18.5%	$115	18.9%
Real estate:
Construction	1,032	8.3%	1,123	7.3%	1,396	10.7%	1,283	9.7%	1,204	12.3%
Commercial	1,047	34.3%	1,047	33.4%	686	30.2%	631	31.4%	592	28.9%
Residential	285	30.6%	365	32.6%	302	32.7%	278	32.1%	260	30.3%
Agricultural	0	5.0%	0	3.5%	0	5.3%	0	4.5%	0	5.8%
Consumer & other	171	2.0%	173	3.0%	237	3.4%	218	3.8%	205	3.8%

Total	$2,845	100.0%	$3,100	100.0%	$2,755	100.0%	$2,533	100.0%	$2,376	100.0%

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Noninterest-bearing demand deposits	$64,419	$52,087	$41,844

NOW accounts	21,500	20,948	19,351
Money market deposit accounts	64,199	58,120	58,455
Savings	25,516	24,149	22,670
Time deposits	93,846	93,708	100,347

Total interest-bearing	205,061	196,925	200,823

Total average deposits	$269,480	$249,012	$242,667

 The maturity of certificates of deposit of $100,000 or more as of December 31, 2012, are presented below.

(Dollars in thousands)

3 months or less	$9,081
Over 3 months through 6 months	6,574
Over 6 months through 12 months	13,938
Over 12 months	6,997

Total outstanding certificates of deposit of $100,000 or more	$36,590

Return on Equity and Assets

Certain financial ratios are presented below.

	Year Ended December 31,
	2012	2011	2010

Return on average assets	0.60%	0.48%	0.62%

Return on average equity	6.62%	5.25%	6.89%

Dividend payout ratio (dividends paid divided by net income)	21.02%	17.44%	13.73%

Average equity to average assets ratio	8.99%	9.06%	8.95%

Forward-Looking Statements

In addition to historical information, this 2012 Annual Report contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation’s forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized.

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

•         a cybersecurity incident involving the misappropriation, loss or unauthorized disclosure or use of confidential information of our customers; and

•         weather, natural disasters and other catastrophic events and other factors discussed in the Corporation’s other filings with the Securities and Exchange Commission.

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

Liquidity is essential to the Corporation’s businesses. The Corporation’s capital resources and liquidity could be negatively impacted by disruptions in its ability to access these sources of funding. With continued concerns about bank failures, traditional deposit customers remain concerned about the extent to which their deposits are insured by the FDIC. Customers may withdraw deposits from the Corporation’s subsidiary bank in an effort to ensure that the amount that they have on deposit is fully insured. In addition, the cost of brokered and other out-of-market deposits and potential future regulatory limits on the interest rate the Corporation may pay for brokered deposits could make them unattractive sources of funding. Factors that the Corporation cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair its ability to raise funding. Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and, given the sluggish economy, there may not be a viable market for raising short or long-term debt or equity capital. In addition, the Corporation’s ability to raise funding could be impaired if lenders develop a negative perception of its long-term or short-term financial prospects. Such negative perceptions could be developed if the Corporation is downgraded or put on (or remains on) negative watch by the rating agencies, suffers a decline in the level of its business activity or regulatory authorities take significant action against it, among other reasons. If the Corporation is unable to raise funding using the methods described above, it would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. The Corporation may be unable to sell some of its assets, or it may have to sell assets at a discount from market value, either of which could adversely affect its results of operations and financial condition.

The Corporation’s construction and land development loans are subject to unique risks that could adversely affect earnings.

The Corporation’s construction and land development loan portfolio was $17.0 million at December 31, 2012, comprising 8.3% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

Recent performance may not be indicative of future performance.

Various factors, such as economic conditions, regulatory and legislative considerations, competition and the ability to find and retain talented people, may impede the Corporation’s ability to remain profitable.

A deterioration in asset quality could have an adverse impact on the Corporation.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank’s loan portfolio, over 78% of which is secured by real estate, could affect the ability of customers to repay their loans. The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity.

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

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation’s operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2012, the Corporation recorded an allowance for possible loan losses of $2.84 million, compared with $3.10 million for the year ended December 31, 2011. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

Technology difficulties or failures or cybersecurity breaches of our network security could have a material adverse effect on the Corporation.

The Corporation depends upon data processing, software, communication and information exchange on a variety of computing platforms and networks. The computer platforms and network infrastructure we use could be vulnerable to unforeseen hardware and cybersecurity issues. The Corporation cannot be certain that all of its systems are entirely free from vulnerability to cyber attack or other technological difficulties or failures. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers and expose us to claims from customers. Any of these results could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

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

The Dodd-Frank Act was enacted on July 21, 2010. The Dodd-Frank Act created a new Consumer Financial Protection Bureau with the power to promulgate and enforce consumer protection laws. Smaller depository institutions, those with $10 billion or less in assets, will be subject to the Consumer Financial Protection Bureau’s rule-writing authority, and existing depository institution regulatory agencies will retain examination and enforcement authority for such institutions.  The Dodd-Frank Act also established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk, made permanent the $250,000 limit for federal deposit insurance, provided unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions and repealed the federal prohibitions on the payment of interest on demand deposits.  Among other things, the Dodd-Frank Act included provisions affecting (1) corporate governance and executive compensation of all companies whose securities are registered with the SEC, (2) FDIC insurance assessments, (3) interchange fees for debit cards, which would be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard, (4) minimum capital levels for bank holding companies, subject to a grandfather clause for financial institutions with less than $15 billion in assets, (5) derivative and proprietary trading by financial institutions, and (6) the resolution of large financial institutions.

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

The short-term and long-term impact of the changing regulatory capital requirements is uncertain.

On June 7, 2012, the federal regulatory authorities proposed the Basel III Proposals that would substantially amend the regulatory risk-based capital rules applicable to the Corporation and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act. The proposed rules were subject to a public comment period that has expired and there is no date set for the adoption of final rules.

The Basel III Proposals include new minimum risk-based capital and leverage ratios, which would be phased in during through 2015, and would modify capital and asset definitions for purposes of calculating those ratios. Among other things, the proposals establish a new common equity tier 1 minimum capital requirement of 4.5%, a higher minimum tier 1capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0% that would be phased in and fully effective in 2015. In addition, the proposals provide, to be considered “well-capitalized”, a new common equity tier 1 capital requirement of 6.5%, a higher tier 1capital to risk-weighted assets requirement of 8.0% and a higher total capital to risk-weighted assets of 10.0% that would be phased in and fully effective in 2015. Moreover, the proposals would limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements that would be phased in and fully effective in 2019. The proposals also seek to eliminate trust preferred securities from Tier 1 capital over a ten-year period.

While the Basel III Proposals only apply to larger financial institutions, changing regulatory capital requirements will likely result in generally higher regulatory capital standards for financial institutions of all sizes and it is difficult at this time to predict when or how any new standards will ultimately be applied to the Corporation and the Bank. The application of more stringent capital requirements for the Corporation and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in us modifying our business strategy and could limit our ability to make dividends.

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

ITEM 2. PROPERTIES

The executive offices of the Corporation and the main banking office of the Bank are located in a 22,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. The Bank’s Operations Center is located at 11 Second Avenue, Moultrie, Georgia. The Trust and Brokerage Division of the Bank is located at 25 Second Avenue, S.W., Moultrie, Georgia. The Bank’s Administrative Services office is located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia. This building is also used for training and meeting rooms, record storage, and a drive-thru teller facility.

Name	Address	Square Feet

Main Office	201 First Street, SE, Moultrie, GA 31768	22,000
Operations Center	11 Second Avenue, SW, Moultrie, GA 31768	5,000
Trust & Investment Office	25 Second Avenue, SW, Moultrie, GA 31768	11,000
Administrative Services	205 Second Street, SE, Moultrie, GA 31768	15,000
Southwest Georgia Ins. Services	501 South Main Street, Moultrie, GA 31768	5,600
Baker County Bank	Highway 91 & 200, Newton, GA 39870	4,400
Bank of Pavo	1102 West Harris Street, Pavo, GA 31778	3,900
Sylvester Banking Company	300 North Main Street, Sylvester, GA 31791	12,000
Empire Financial Services	121 Executive Parkway, Milledgeville, GA 31061	2,700
North Valdosta Banking Center	3500 North Valdosta Road, Valdosta, GA 31602	5,800
Baytree Banking Center	1404 Baytree Road, Valdosta, GA 31602	3,100

All of the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank’s main office premises and one in each of the Baker County, Sylvester, North Valdosta and Baytree branch offices. These automated teller machines are linked to the STAR network of automated teller machines. The Bank also rents a space for its mortgage servicing office in Valdosta, Georgia.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation, the Bank and Empire are defendants in various legal proceedings. Additionally, in the ordinary course of business, the Corporation, the Bank and Empire are subject to regulatory examinations and investigations. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2012.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Corporation’s common stock trades on the NYSE MKT under the symbol “SGB”. The closing price on December 31, 2012, was $9.75. Below is a schedule of the high and low stock prices for each quarter of 2012 and 2011.

2012
For the Quarter	Fourth	Third	Second	First

High	$9.80	$9.99	$11.90	$11.29

Low	$8.03	$7.03	$8.02	$8.55

2011
For the Quarter	Fourth	Third	Second	First

High	$8.67	$9.00	$13.86	$14.00

Low	$6.80	$6.43	$6.90	$10.75

As of December 31, 2012, there were 485 record holders of the Corporation’s common stock. Also, there were approximately 400 additional stockholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation’s common stock were $0.16 per share in 2012 and $0.10 per share in 2011. Our dividend policy objective is to pay out a portion of earnings in dividends to our stockholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation’s Board of Directors after consideration of various factors, which include the Corporation’s financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount bank of dividends that can be paid without regulatory approval. See Part I, Item 1, “Business – Payment of Dividends.” The Corporation and its predecessors have paid cash dividends for the past eighty-four consecutive years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2012, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan. No additional option shares can be granted under the Key Individual Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders(1)	10,900	$20.19	0
Equity compensation plans not approved by stockholders(2)	0	0.00	18,892
Total	10,900	$20.19	18,892

(1) The Key Individual Stock Option Plan.

(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three years.

Performance Graph

The following graph compares the cumulative total stockholder return of the Corporation’s common stock with SNL’s Southeast Bank Index, SNL Bank $250M-$500M Index, the S&P 500 Index and the NASDAQ Composite Index. SNL’s Southeast Bank Index is a compilation of the total return to stockholders over the past five years of a group of 91 banks located in the southeastern states of Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The SNL Bank $250M-$500M Index is a compilation of the total return to stockholders over the past five years of a group of 20 banks in the United States with assets between $250 million and $500 million. The comparison assumes $100 was invested January 1, 2008, and that all semi-annual and quarterly dividends were reinvested each period. The comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2007.

The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Corporation’s Common Stock.

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Southwest Georgia Financial Corporation	100.00	60.49	52.29	63.93	49.96	58.63
SNL Bank $250M-$500M Index	100.00	57.11	52.86	59.14	55.56	68.96
SNL Southeast Bank Index	100.00	40.48	40.65	39.47	23.09	38.36
S&P 500 Index	100.00	63.00	79.68	91.68	93.61	108.59
NASDAQ Composite Index	100.00	60.02	87.24	103.08	102.26	120.42

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information about the Corporation, see selected statistical information on pages 12 - 26 of this report on Form 10-K.

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, investment and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Lowndes, Thomas, and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have six full service banking facilities and six automated teller machines.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a full-service banking center that was completed and opened in June 2010 and a mortgage origination office that opened in January 2011 both in Valdosta, Georgia. Continuing our expansion in the Valdosta market, we opened our second banking center in March 2012.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through December 2012. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In 2012, noninterest income, at 28.7% of the Corporation’s total revenue, remained stable when compared with 28.3% in 2011.

Our profitability is also impacted by operating expenses such as salaries, employee benefits, occupancy, and income taxes. Our lending activities are significantly influenced by regional and local factors such as changes in population, competition among lenders, interest rate conditions and prevailing market rates on competing uses of funds and investments, customer preferences and levels of personal income and savings in the Corporation’s primary market area.

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

At the end of 2012, the Corporation’s nonperforming assets decreased to $1.849 million from $3.621 million at December 31, 2011, due to a decrease of $1.128 million in nonaccrual loans and $668 thousand in foreclosed assets when compared to the end of 2011.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of December 31, 2012, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

For the year ended December 31, 2012, net income was $1.94 million, up $478 thousand from net income of $1.46 million for 2011. The improvement in net income was primarily due to a $1.5 million increase in net interest income after provision for loan losses. Interest income and fees on loans increased $1.0 million, interest expense declined $296 thousand, and provision for loan losses decreased $539 thousand, partially offset by a $417 thousand decrease in interest income on securities and other investments. Offsetting this revenue growth was an increase in salaries and employee benefits of $1.0 million, due primarily to an additional $798 thousand contribution to the pension plan. On a per share basis, we had a net income of $0.76 per diluted share for 2012 compared with a net income of $0.57 per diluted share for 2011.

For the year ended December 31, 2011, net income was $1.46 million, down $395 thousand from net income of $1.86 million for 2010. The decline in net income was mainly due to an increase in salaries and employee benefits of $746 thousand related to additional staffing in Valdosta, Georgia. Also, losses on the sale or disposition of assets increased $191 thousand and the net gain on sale of securities decreased $154 thousand when compared with 2010. Service charges on deposit accounts decreased $149 thousand compared with 2010. Offsetting these decreases in net income, net interest income increased $782 thousand primarily as a result of lower interest paid on deposits and increased income from interest and fees on loans. On a per share basis, we had a net income of $0.57 per diluted share for 2011 compared with a net income of $0.73 per diluted share for 2010.

We measure our performance on selected key ratios, which are provided for the last three years in the following table:

	2012	2011	2010
Return on average total assets	0.60%	0.48%	0.62%
Return on average stockholders’ equity	6.62%	5.25%	6.89%
Average stockholders’ equity to average total assets	8.99%	9.06%	8.95%
Net interest margin (tax equivalent)	4.22%	4.11%	3.90%

Net Interest Income

Net interest income after provision for loan losses increased $1.47 million, or 14.8%, to $11.39 million for 2012 when compared with 2011. While total interest income increased $630 thousand, total interest expense decreased $296 thousand. The Corporation recognized a $445 thousand provision for loan losses in 2012, a $539 thousand decrease compared with $984 thousand in 2011. The provision decrease was a result of improved credit quality. As a result of the current interest rate environment, interest paid on deposits declined by $258 thousand to $1.11 million at the end of 2012. The average rate paid on average time deposits of $93.8 million decreased 36 basis points when compared with 2011. Interest on total borrowings also declined $36 thousand when compared with the prior year. Interest and fees on loans increased $1.05 million mainly due to an increase in average net loan volume of $20.1 million. Partially offsetting this increase, interest income from investment securities decreased $477 thousand mainly due to $12.6 million lower volume of investment securities compared with 2011.

For the year 2011, net interest income after provision for loan losses increased $398 thousand, or 4.2%, to $9.93 million when compared with 2010. While total interest income increased $88 thousand as well as total interest expense decreased $694 thousand, the increase in net interest income was partially offset by a $384 thousand increase in the provision for loan losses. The Corporation recognized a $984 thousand provision for loan losses in 2011 compared with $600 thousand in 2010. The provision increase was a result of loan growth as well as increased charge-offs compared with 2010. As a result of the current interest rate environment, interest paid on deposits declined by $684 thousand to $1.4 million at the end of 2011. The average rate paid on average time deposits of $93.7 million decreased 57 basis points when compared with 2010. Interest on total borrowings also declined $10 thousand when compared 2010. Interest and fees on loans increased $465 thousand mainly due to an increase in average net loans volume of $12.9 million. Partially offsetting this increase, interest income from investment securities decreased $357 thousand mainly due to $20.2 million lower volume of investment securities compared with 2010.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin increased 22 basis points to 4.22% for 2012 when compared with 2011. Net interest margin was 4.11% for 2011, a 21 basis point increase from 3.90% in 2010. The increase in net interest margin was mainly impacted by a change in asset mix and much lower deposit costs.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

	2012		2011		2010
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$1,242	(8.7)%	$1,360	(9.9)%	$1,509	(11.2)%
Income from trust services	205	(4.2)	214	(11.4)	241	13.7
Income from retail brokerage services	382	17.9	324	7.9	300	12.8
Income from insurance services	1,280	0.6	1,273	13.2	1,125	5.2
Income from mortgage banking services	1,676	13.5	1,477	9.4	1,351	1.8
Provision for foreclosed asset losses	(320)	6.7	(300)	(9.1)	(275)	(100.0)
Gain (loss) on the sale or disposition of assets	24	(115.0)	(160)	NM	31	100.0
Gain on the sale of securities	338	(11.4)	381	(28.7)	535	109.5
Gain (loss) on the impairment of equity securities	0	(100.0)	(12)	(100.0)	0	0.0
Other income	698	15.8	602	5.6	570	9.5

Total noninterest income	$5,525	7.1%	$5,159	(4.2)%	$5,387	0.4%

*NM = not meaningful

For 2012, noninterest income was $5.52 million, up from $5.16 million in the same period of 2011. The increase was primarily attributed to a $199 thousand increase in income from mortgage banking services. We recognized a $184 thousand higher gain on the sale or disposition of assets and a $96 thousand increase in other income due mostly to debit card income in 2012 compared with the same period last year. Income from retail brokerage and insurance services increased $58 thousand and $7 thousand, respectively, compared with 2011. Partially offsetting these increases, service charges on deposit accounts declined $118 thousand when compared with 2011. Also, the net gain on the sale of securities and the provision for foreclosed asset losses was $31 thousand and $20 thousand lower, respectively, compared with 2011.

For 2011, noninterest income was $5.16 million, down from $5.39 million in the same period of 2010. Net gain on sale of securities decreased $154 thousand to $381 thousand in 2011, and an increase in losses on the disposition of assets of $191 thousand, mainly due to loss on the sale of foreclosed properties, was recognized in 2011. Excluding the gains and losses on sales of securities and other assets, noninterest income increased $129 thousand in 2011. The decline was also a result of decreased service charges on deposit accounts of $149 thousand, a decrease in income from trust services of $28 thousand, and a $25 thousand increase in provision for changes in market value of foreclosed properties compared with same period in 2010. Increases in income occurred from insurance, retail brokerage, and mortgage banking services which increased $149 thousand, $24 thousand and $127 thousand, respectively.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

	2012		2011		2010
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$8,717	13.0%	$7,717	10.7%	$6,971	9.6%
Occupancy expense	1,006	5.6	953	6.9	891	5.3
Equipment expense	940	15.8	812	9.8	739	10.9
Data processing expense	1,082	4.1	1,039	5.0	989	6.9
Amortization of intangible assets	220	0.5	219	5.6	208	0.0
Other operating expenses	2,631	1.3	2,596	(3.0)	2,676	(21.9)

Total noninterest expense	$14,596	9.4%	$13,336	6.9%	$12,474	0.3%

Noninterest expense increased $1.26 million to $14.60 million in 2012 compared with the same period in 2011. The change was mainly due to a $1.0 million year-over-year increase in salary and employee benefits due primarily to an additional $750 thousand contribution to the pension plan due to increased pension fund withdrawals and lower returns on the fixed income investment portion of the fund. Also in 2012, occupancy, equipment, and data processing expense increased $54 thousand, $128 thousand and $43 thousand, respectively, related to the Valdosta market expansion and enhancing information technology infrastructure. Also, amortization of intangible assets remained flat. Other operating expense increased $34 thousand mostly due to increased legal fees of $134 thousand which was partially offset by lower FDIC insurance assessments and expenses related to foreclosed properties of $31 thousand and $72 thousand, respectively.

For 2011, noninterest expense increased $862 thousand to $13.34 million compared with 2010. The change was mainly due to a $746 thousand year-over-year increase in salary and employee benefits due primarily to Valdosta’s staffing increase. Also in 2011, pension contributions were $195 thousand higher due to increased pension fund withdrawals and lower returns on the fixed income investment portion of the fund. The cost of providing employee medical insurance has also risen 14% in 2011. Occupancy, equipment, and data processing expense increased $61 thousand, $72 thousand and $50 thousand, respectively, related to the Valdosta market expansion. Also, amortization of intangible assets increased $12 thousand. Other operating expense decreased $80 thousand mostly due to lower FDIC insurance assessments.

The efficiency ratio (noninterest expense divided by total noninterest income plus tax equivalent net interest income), a measure of productivity, remained relatively flat at 81.1% for 2012, compared with 80.6% for 2011 and 77.9% for 2010. The high efficiency ratios were primarily related to overhead in the Corporation’s non-banking segments: commercial mortgage banking services, insurance agency and trust and brokerage operations.

Federal Income Tax Expense

The Corporation had an expense of $381 thousand for federal income taxes in 2012 compared with an expense of $287 thousand in 2011 and $584 thousand for the year ending December 31, 2010. These amounts resulted in an effective tax rate of 16.5%, 16.4%, and 23.9%, for 2012, 2011, and 2010, respectively. See Note 10 of the Corporation’s Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

Total average assets increased $6 million to $325.8 million in 2012 as compared with 2011. The increase in total average assets is primarily attributable to a higher level of average total loans of $20.2 million and an increase in average investment of interest-bearing deposits with banks of $9.4 million. These increases were partially offset by a decrease in investment securities of $11.5 million. The Corporation’s earning assets, which include loans, investment securities, certificates of deposit with other banks and interest-bearing deposits with banks, averaged $295.1 million in 2012, a 6.6% increase from $277.0 million in 2011. The average volume for interest-bearing deposits increased $20.5 million compared with the prior year. For 2012, average earning assets were comprised of 65% loans, 27% investment securities, and 8% deposit balances with banks. The ratio of average earning assets to average total assets remained flat at 90.6% for 2012 compared with 90.1% for 2011.

Loans

Loans are one of the Corporation’s largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2012, average net loans represented 65% of average earning assets and 59% of average total assets.

The composition of the Corporation’s loan portfolio at December 31, 2012, 2011, and 2010 was as follows:

	2012		2011		2010
	(Dollars in thousands)
Category	Amount	% Change	Amount	% Change	Amount	% Change

Commercial, financial, and agricultural	$40,507	10.4%	$36,678	31.7%	$27,852	8.2%
Real estate:
Construction	16,989	28.5%	13,224	(21.8)%	16,900	8.4%
Commercial	70,059	15.6%	60,599	27.2%	47,649	(5.3)%
Residential	62,433	5.5%	59,178	14.7%	51,610	0.6%
Agricultural	10,169	61.9%	6,283	(25.5)%	8,428	16.7%
Consumer & other	4,010	(25.3)%	5,370	0.9%	5,320	(47.1)%
Total loans	$204,167	12.6%	$181,332	14.9%	$157,759	(1.6)%
Unearned interest and discount	(30)	0.0%	(30)	(15.4)%	(26)	13.3%
Allowance for loan losses	(2,845)	(8.2)%	(3,100)	(12.5)%	(2,755)	(8.8)%
Net loans	$201,292	13.0%	$178,202	15.0%	$154,978	(1.7)%

Total year-end balances of loans increased $22.8 million while average total loans increased $20.2 million in 2012 compared with 2011. All real estate loan categories as well as commercial, financial and agricultural loans experienced growth in 2012. The ratio of total loans to total deposits at year end decreased to 70.0% in 2012 compared with 72.9% in 2011. The loan portfolio mix at year-end 2012 consisted of 8.3% loans secured by construction real estate, 34.3% loans secured by commercial real estate, 30.6% of loans secured by residential real estate, and 5.0% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 19.8% and installment loans to individuals for consumer purposes of 2.0%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation’s loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2012.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on nonaccruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $2.845 million, or 1.4% of total loans outstanding, as of December 31, 2012. This level represented a $255 thousand decrease from the corresponding 2011 year-end amount which was 1.7% of total loans outstanding.

There was a provision for loan losses of $445 thousand in 2012 compared with a provision for loan losses of $984 thousand in 2011. See Part I, Item 1, “Table 4 – Loan Portfolio” of the Guide 3 for details of the changes in the allowance for loan losses.

Investment Securities

The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income to complement loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment. The Corporation’s investment securities represent 23% of our assets and consist largely of 57% state, county and municipal securities. Also, the portfolio includes 32% U.S. Government sponsored pass-thru residential mortgage-backed securities and 11% U.S. Government Agency securities.

The following table summarizes the contractual maturity of investment securities at their carrying values as of December 31, 2012:

Amounts Maturing In:	Securities Available for Sale	Securities Held to Maturity	Total
	(Dollars in thousands)
One year or less	$0	$2,809	$2,809
After one through five years	2,309	14,183	16,492
After five through ten years	11,950	26,379	38,329
After ten years	7,279	16,493	23,772
Equity securities	134	0	134
Total investment securities	$21,672	$59,864	$81,536

At year-end 2012, the total investment portfolio grew slightly to $81.5 million, an increase of $556 thousand, compared with $81.0 million at year-end 2011. The increase was mainly due to purchases of $30.1 million of U.S. Government Agencies and municipal securities. Partially offsetting these purchases were calls and maturities of $7.4 million of U.S. Government Agencies and municipals as well as residential mortgage-backed securities principal paydowns of approximately $12.5 million. Additionally, we sold $8.8 million of longer-term residential mortgage-backed securities resulting in a net gain of $338 thousand. The average investment portfolio decreased $12.5 million to $77.7 million in 2012 from $90.2 million in 2011.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, other-than-temporarily impaired preferred stock, and property acquired by foreclosure. The level of nonperforming assets decreased $1.772 million at year-end 2012 compared with year-end 2011. This decrease was primarily due to a decrease in nonaccrual loans as well as a decrease in foreclosed properties. Nonaccrual loans decreased as payments brought loans current or no more than 30-89 days past due when compared with the previous year. Foreclosed assets decreased $668 thousand when compared to the prior year end. Partially offsetting the decrease in nonaccrual loans and foreclosed assets, other-than-temporarily impaired preferred stock increased $24 thousand. Nonperforming assets were approximately $1.849 million, or .53% of total assets as of December 31, 2012, compared with $3.621 million, or 1.18% of total assets at year-end 2011.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2012, average deposits increased compared with 2011 from $249.0 million to $269.5 million. This average deposit growth occurred primarily in noninterest-bearing deposits. As of December 31, 2012, the Corporation’s certificates of deposit of $100,000 or more balance increased to $36.6 million from $32.6 million at the end of 2011.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2012, the Corporation repaid $2 million of the fixed-rate advances from the Federal Home Loan Bank. During 2013, we expect to pay $2 million of the fixed-rate advances. Total long-term advances with the Federal Home Loan Bank were $20 million at December 31, 2012. Two of these advances totaling $10 million have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Corporation intends to pay off these advances at the conversion dates. Details on the Federal Home Loan Bank advances are presented in Notes 7 and 8 to the financial statements.

Liquidity

Liquidity is managed to assume that the Bank can meet the cash flow requirements of customers who may be either depositors wanting to withdraw their funds or borrowers needing funds to meet their credit needs. Many factors affect the ability to accomplish liquidity objectives successfully. Those factors include the economic environment, our asset/liability mix and our overall reputation and credit standing in the marketplace. In the ordinary course of business, our cash flows are generated from deposits, interest and fee income, loan repayments and the maturity or sale of other earning assets.

In addition, because the Corporation is a separate entity and apart from the Bank, it must provide for its own liquidity. The Corporation is responsible for the payment of dividends declared for stockholders, and interest and principal on any outstanding debt. Substantially all of the Corporation’s liquidity is obtained from dividends from the Bank.

The Consolidated Statement of Cash Flows details the Corporation’s cash flows from operating, investing, and financing activities. During 2012, operating and financing activities provided cash flows of $43.6 million, while investing activities used $28.1 million resulting in an increase in cash and cash equivalents balances of $15.5 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Bank’s deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 87.5% of total deposits on December 31, 2012, compared with 86.9% in 2011.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss. The Bank had $2.8 million investment securities maturing within one year or less on December 31, 2012, which represented 3.5% of the investment debt securities portfolio. Also, the Bank has approximately $2.7 million of state and municipal securities callable at the option of the issuer within one year and approximately $8.4 million of expected annual cash flow in principal reductions from payments of mortgage-backed securities.

Due to the current interest rate environment, $2.5 million of our callable securities were called in 2012 and $8.4 million were called in 2011. We have reinvested these proceeds from called investment securities in new loans and new investment securities. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations.

Contractual Obligations

The chart below shows the Corporation’s contractual obligations and its scheduled future cash payments under those obligations as of December 31, 2012.

The majority of the Corporation’s outstanding contractual obligations are long-term debt. The remaining contractual obligations are comprised of purchase obligations for data processing services and a rental agreement for our mortgage servicing office. We have no capital lease obligations.

	Payments Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$20,000	$0	$10,000	$0	$10,000
Operating leases	46	28	15	3	0
Total contractual obligations	$22,046	$28	$10,015	$3	$10,000

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

Financial instruments whose contract amounts represent credit risk (Dollars in thousands):	2012	2011
Commitments to extend credit	$15,716	$16,734
Standby letters of credit	$10	$45

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 8.99% in 2012 and 9.06% in 2011. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8% total risk-based ratio, of which 4% must consist primarily of tangible common stockholders’ equity (Tier I Capital) or its equivalent. Also, the regulations require a financial institution to maintain a 3% leverage ratio. At year-end 2012, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 15.56%, a Tier I risk-based capital ratio of 14.31%, and a leverage ratio of 8.85%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios for year-end 2012 and 2011 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

	Southwest Georgia Financial Corporation		Southwest Georgia Bank
Risk Based Capital Ratios	Dec. 31, 2012	Dec. 31, 2011	Dec. 31, 2012	Dec. 31, 2011	Minimum Regulatory Gudelines	Minimum For Well Capitalized

Tier I capital	14.31%	15.45%	13.81%	14.84%	4.00%	6.00%
Total risk-based capital	15.56%	16.71%	15.06%	16.10%	8.00%	10.00%
Leverage	8.85%	9.47%	8.54%	9.09%	3.00%	5.00%

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

Management’s Report on Internal Control over Financial Reporting

Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2012. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with GAAP and include, as necessary, best estimates and judgments by management.

/s/ DeWitt Drew	/s/ George R. Kirkland
DeWitt Drew	George R. Kirkland
President and	Senior Vice President and
Chief Executive Officer	Treasurer

March 29, 2013

THIGPEN, JONES, SEATON & CO. PC
CERTIFIED PUBLIC ACCOUNTANTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders of Southwest
Georgia Financial Corporation

We have audited the consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the years in the three year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Thigpen, Jones, Seaton & Co., PC

Dublin, Georgia
March 20, 2013

1004 HILLCREST PARKWAY DUBLIN, GA 31021 | PHONE: 478.272.2030 | FAX: 478.272.3318 tjscpa.com

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
ASSETS
Cash and due from banks	$8,646,515	$6,552,358
Interest-bearing deposits in other banks	27,934,537	14,498,048
Cash and cash equivalents	36,581,052	21,050,406

Certificates of deposit in other banks	3,920,000	980,000
Investment securities available for sale, at fair value	21,672,040	28,640,832
Investment securities to be held to maturity (fair value
approximates $62,084,319 and $54,158,523)	59,863,489	52,338,728
Federal Home Loan Bank stock, at cost	1,447,500	1,786,500
Loans, net of allowance for loan losses of $2,844,903 and
$3,100,000	201,292,113	178,202,314
Premises and equipment, net	10,149,290	9,942,429
Foreclosed assets, net	1,689,861	2,357,695
Intangible assets	327,038	546,519
Bank owned life insurance	4,766,513	4,593,385
Other assets	5,472,526	5,211,208

Total assets	$347,181,422	$305,650,016

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Deposits:
NOW accounts	$28,881,314	$29,841,315
Money market	77,132,984	45,638,259
Savings	25,988,297	24,366,536
Certificates of deposit $100,000 and over	36,590,450	32,629,146
Other time accounts	55,097,669	59,950,041

Total interest-bearing deposits	223,690,714	192,425,297
Noninterest-bearing deposits	68,071,346	56,485,602

Total deposits	291,762,060	248,910,899

Short-term borrowed funds	2,000,000	2,000,000
Long-term debt	20,000,000	22,000,000
Other liabilities	3,544,354	4,188,232

Total liabilities	317,306,414	277,099,131

Stockholders’ equity:
Common stock – $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Additional paid-in capital	31,701,533	31,701,533
Retained earnings	20,663,681	19,132,249
Accumulated other comprehensive income (loss)	(670,246)	(462,937)
Treasury stock, at cost 1,745,998 shares for 2012
and 2011	(26,113,795)	(26,113,795)

Total stockholders’ equity	29,875,008	28,550,885

Total liabilities and stockholders’ equity	$347,181,422	$305,650,016

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Interest income:
Interest and fees on loans	$11,455,071	$10,408,472	$9,943,649
Interest on debt securities: Taxable	1,151,447	1,922,523	2,412,444
Interest on debt securities: Tax-exempt	1,015,261	721,358	597,242
Dividends	32,807	14,632	5,404
Interest on deposits in other banks	60,037	35,277	57,805
Interest on certificates of deposit in other banks	19,578	1,858	0
Total interest income	13,734,201	13,104,120	13,016,544

Interest expense:
Deposits	1,111,430	1,369,745	2,053,646
Federal funds purchased	4	1,810	3
Other short-term borrowings	53,765	41,677	111,452
Long-term debt	733,339	781,581	724,012
Total interest expense	1,898,538	2,194,813	2,889,113

Net interest income	11,835,663	10,909,307	10,127,431

Provision for loan losses	445,000	983,667	600,000
Net interest income after provision
for loan losses	11,390,663	9,925,640	9,527,431

Noninterest income:
Service charges on deposit accounts	1,241,756	1,359,866	1,509,247
Income from trust services	205,047	214,016	241,583
Income from brokerage services	381,916	324,018	300,210
Income from insurance services	1,280,474	1,273,320	1,124,612
Income from mortgage banking services	1,675,936	1,477,166	1,350,625
Provision for foreclosed asset losses	(320,000)	(300,000)	(275,000)
Net gain (loss) on sale or disposition of assets	23,972	(160,182)	30,852
Net gain on sale of securities	337,804	381,312	534,973
Net loss on the impairment of equity securities	0	(12,265)	0
Other income	697,929	601,510	569,815
Total noninterest income	5,524,834	5,158,761	5,386,917

Noninterest expense:
Salaries and employee benefits	8,717,337	7,716,684	6,970,460
Occupancy expense	1,006,426	952,668	891,291
Equipment expense	939,933	811,701	739,223
Data processing expense	1,081,840	1,039,252	989,413
Amortization of intangible assets	219,482	219,357	207,638
Other operating expenses	2,630,514	2,596,398	2,676,372
Total noninterest expenses	14,595,532	13,336,060	12,474,397

Income before income taxes	2,319,965	1,748,341	2,439,951
Provision for income taxes	380,878	287,203	583,735
Net income	$1,939,087	$1,461,138	$1,856,216

Basic earnings per share:
Net income	$0.76	$0.57	$0.73
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837
Diluted earnings per share:
Net income	$0.76	$0.57	$0.73
Weighted average shares outstanding	2,547,865	2,547,865	2,547,894

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the years ended December 31, 2012, 2011, and 2010

	2012	2011	2010

Net income	$1,939,087	$1,461,138	$1,856,216
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities
available for sale	(732,000)	813,321	(306,275)
Unrealized gain (loss) on pension plan benefits	417,892	48,708	(232,844)
Federal income tax expense (benefit)	(106,799)	293,091	(183,299)
Other comprehensive income (loss), net of tax	(207,309)	568,938	(355,820)
Total comprehensive income	$1,731,778	$2,030,076	$1,500,396

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2012, 2011, and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at Dec. 31, 2009	$4,293,835	$31,701,533	$16,324,463	$(676,055)	$(26,113,795)	$25,529,981
Net Income	—	—	1,856,216	—	—	1,856,216
Comprehensive income (loss):
Changes in net (loss) on securities available for sale	—	—	—	(202,142)	—	(202,142)
Changes in net (loss) on pension plan benefits	—	—	—	(153,678)	—	(153,678)
Total comprehensive income						1,500,396
Cash dividend declared $.10 per share	—	—	(254,784)	—	—	(254,784)
Balance at Dec. 31, 2010	4,293,835	31,701,533	17,925,895	(1,031,875)	(26,113,795)	26,775,593
Net Income	—	—	1,461,138	—	—	1,461,138
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	536,791	—	536,791
Changes in net gain on pension plan benefits	—	—	—	32,147	—	32,147
Total comprehensive income						2,030,076
Cash dividend declared $.10 per share	—	—	(254,784)	—	—	(254,784)
Balance at Dec. 31, 2011	4,293,835	31,701,533	19,132,249	(462,937)	(26,113,795)	28,550,885
Net Income	—	—	1,939,087	—	—	1,939,087
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(483,118)	—	(483,118)
Changes in net gain on pension plan benefits	—	—	—	275,809	—	275,809
Total comprehensive income						1,731,778
Cash dividend declared $.16 per share	—	—	(407,655)	—	—	(407,655)
Balance at Dec. 31, 2012	$4,293,835	$31,701,533	$20,663,681	$(670,246)	$(26,113,795)	$29,875,008

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2012, 2011, and 2010

	2012	2011	2010
Cash flows from operating activities:
Net income	$1,939,087	$1,461,138	$1,856,216
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	445,000	983,667	600,000
Provision for foreclosed asset losses	320,000	300,000	275,000
Depreciation	897,094	829,868	782,739
Net amortization and (accretion) of investment securities	329,655	375,206	307,134
Income on cash surrender value of bank owned life insurance	(173,128)	(164,069)	(128,128)
Amortization of intangibles	219,482	219,357	207,638
Loss on sale/writedown of foreclosed assets	125,481	166,605	121,021
Net loss on the impairment of equity securities	0	12,265	0
Net gain on sale of securities	(337,804)	(381,312)	(534,973)
Net gain on disposal of other assets	(149,453)	(2,820)	(95,874)
Change in:
Funds held related to mortgage banking activities	(590,699)	14,197	(184,678)
Other assets	(165,378)	668,061	794,322
Other liabilities	364,712	125,464	1,851
Net cash provided by operating activities	3,224,049	4,607,627	4,002,268

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	12,389,820	15,831,690	10,230,355
Proceeds from calls, paydowns and maturities of securities AFS	7,889,000	11,641,799	9,261,755
Proceeds from sale of securities available for sale	8,833,839	24,846,529	17,856,535
Purchase of securities held to maturity	(20,202,076)	(22,193,213)	(32,538,827)
Purchase of securities available for sale	(9,851,401)	(9,234,434)	(19,898,202)
Purchase of certificates of deposit in other banks	(2,940,000)	(980,000)	0
Net change in loans	(24,447,726)	(24,968,385)	1,456,440
Purchase bank owned life insurance	0	(1,400,002)	0
Expenditures for improvements to other real estate owned	0	(42,401)	(119,120)
Purchase of premises and equipment	(1,309,346)	(1,553,137)	(2,243,328)
Proceeds from sales of other assets	1,500,981	1,298,642	921,078
Net cash provided for investing activities	(28,136,909)	(6,752,912)	(15,073,314)

Cash flows from financing activities:
Net change in deposits	42,851,161	9,379,840	4,100,048
Payment of short-term debt	(2,000,000)	(2,000,000)	0
Cash dividends paid	(407,655)	(254,784)	(254,784)
Net cash provided for financing activities	40,443,506	7,125,056	3,845,264

Increase(decrease) in cash and cash equivalents	15,530,646	4,979,771	(7,225,782)
Cash and cash equivalents - beginning of period	21,050,406	16,070,635	23,296,417
Cash and cash equivalents - end of period	$36,581,052	$21,050,406	$16,070,635

Cash paid during the year for:
Income taxes	$454,000	$0	$572,710
Interest paid	$1,911,944	$2,274,698	$2,992,228

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	2012	2011	2010
NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$912,927	$760,420	$662,941
Unrealized gain (loss) on securities AFS	$(732,000)	$813,321	$(306,275)
Unrealized gain (loss) on pension plan benefits	$417,892	$48,708	$(232,844)
Net reclass between short and long-term debt	$2,000,000	$2,000,000	$(3,000,000)

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Southwest Georgia Financial Corporation and subsidiaries (the “Corporation”) conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The following is a description of the more significant of those policies.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. There were no uninsured deposits at December 31, 2012.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of December 31, 2012, the valuation allowance for foreclosed asset losses was $895,000.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. At December 31, 2012 and 2011, the policies had a value of $4,766,513 and $4,593,385, respectively, and were 16.0% and 16.1%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in stockholders’ equity during a period, except those resulting from transactions with stockholders. Besides net income, other components of the Corporation’s accumulated other comprehensive income (loss) includes the after tax effect of changes in the net unrealized gain/loss on securities available for sale and the unrealized gain/loss on pension plan benefits. The following table presents the components of accumulated other comprehensive income (loss) as of December 31, 2012 and 2011.

	2012	2011
Unrealized gain (loss) on AFS securities:
Gross	$664,699	$1,396,698
Tax	(225,997)	(474,878)
Net	438,702	921,820
Unrealized gain (loss) on pension plan benefits:
Gross	(1,680,224)	(2,098,116)
Tax	571,276	713,359
Net	(1,108,948)	(1,384,757)

Total accumulated other comprehensive income (loss)	$(670,246)	$(462,937)

Trust Department

Trust income is included in the accompanying consolidated financial statements on the cash basis in accordance with established industry practices. Reporting of such fees on the accrual basis would have no material effect on reported income.

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $126 million in non-recourse commercial mortgages at year-end 2012. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under Accounting Standards Codification (“ASC”) 860, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2012, 2011, and 2010 were $164,518, $161,171, and $177,402, respectively.

Recent Market and Regulatory Developments

The financial services industry is continuing to face unprecedented challenges in the face of the current national and global economic environment. The global and U.S. economies continue to experience significantly reduced business activity. While recently showing signs of improvement, dramatic declines in the housing market during the past several years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital; to merge with larger and stronger institutions; and, in some cases, to fail. The Corporation is fortunate that the markets it serves have been impacted to a lesser extent than many areas around the country.

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

In September 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized in November 2009. As a result, the Corporation is carrying a prepaid asset of $463 thousand as of December 31, 2012. The Corporation’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until December 30, 2014, when any amount remaining would be returned to the Corporation.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted. The Dodd-Frank Act was intended to address many issues arising in the recent financial crisis and is exceedingly broad in scope affecting many aspects of bank and financial market regulation. The Dodd-Frank Act requires, or permits by implementing regulation, enhanced prudential standards for banks and bank holding companies inclusive of capital, leverage, liquidity, concentration and exposure measures. In addition, traditional bank regulatory principles such as restrictions on transactions with affiliates and insiders were enhanced. The Dodd-Frank Act also contains reforms of consumer mortgage lending practices and creates a Bureau of Consumer Financial Protection which is granted broad authority over consumer financial practices of banks and others. It is expected as the specific new or incremental requirements applicable to the Corporation become effective that the costs and difficulties of remaining compliant with all such requirements will increase. The Dodd-Frank Act also permanently raises the current standard maximum FDIC deposit insurance amount to $250,000.

On November 9, 2010, the FDIC adopted the final rule that provides temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions (IDIs) in anticipation of the expiration of the Transaction Account Guarantee Program on December 31, 2010. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010, and terminated on December 31, 2012. Unlike the Transaction Account Guarantee Program, the Dodd-Frank Act definition of noninterest-bearing transaction accounts does not include either low-interest Negotiable Order of Withdrawal (NOW) accounts or Interest on Lawyer Trust Accounts (IOLTAs).

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) ASC was effective for the Corporation’s financial statements for periods ending after September 15, 2009. On July 1, 2009, the ASC became the single source of authoritative non-governmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and did not have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update (“ASU”) 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The standard instructs that when a reporting entity recognizes an indemnification asset, it should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amended guidance is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvement.” It makes conforming amendments related to fair value measurements within the ASC as well as other technical corrections covering a broad range of topics. The amendments in the update that did not have transition guidance were effective upon issuance and the amendments subject to transition guidance will be effective for fiscal periods beginning after December 15, 2012, for public entities. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is a result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRSs”).  This ASU is largely consistent with existing fair value measurement principles in GAAP; however, some of the components of this ASU could change how fair value measurement guidance in ASC 820, “Fair Value Measurements and Disclosures,” is applied.  This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The Corporation is already disclosing its fair value measurements in compliance with the converged guidance, and the adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

2. INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized costs of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$8,953,767	$13,125	$22,880	$8,944,012
State and municipal securities	2,141,634	58,291	19,897	2,180,028
Residential mortgage-backed securities	9,737,393	677,007	0	10,414,400
Total debt securities AFS	20,832,794	748,423	42,777	21,538,440
Equity securities	174,549	0	40,949	133,600

Total securities AFS	$21,007,343	$748,423	$83,726	$21,672,040

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$2,724,000	$117,597	$0	$2,841,597
Residential mortgage-backed securities	24,345,585	1,343,250	0	25,688,835
Total debt securities AFS	27,069,585	1,460,847	0	28,530,432
Equity securities	174,549	0	64,149	110,400

Total securities AFS	$27,244,134	$1,460,847	$64,149	$28,640,832

Securities Held to Maturity:

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$44,173,630	$1,511,179	$38,955	$45,645,854
Residential mortgage-backed securities	15,689,859	748,606	0	16,438,465

Total securities HTM	$59,863,489	$2,259,785	$38,955	$62,084,319

December 31, 2011	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$29,918,408	$1,137,322	$5,674	$31,050,056
Residential mortgage-backed securities	22,420,320	688,147	0	23,108,467

Total securities HTM	$52,338,728	$1,825,469	$5,674	$54,158,523

At December 31, 2012, securities with a carrying value of $47,592,241 and a market value of $49,252,177 were pledged as collateral for public deposits and other purposes as required by law. Of these amounts, approximately $7,500,000 was overpledged and could be released if necessary for liquidity needs. At December 31, 2011, securities with a carrying value of $40,597,106 and a market value of $42,554,884 were pledged as collateral for public deposits and other purposes as required by law. At December 31, 2012 and 2011, we had only 1-4 family mortgage loans pledged to secure FHLB advances. The FHLB requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2012, this stock investment was $1,447,500.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation’s stockholders’ equity at December 31, 2012.

The amortized cost and estimated fair value of securities at December 31, 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	2,249,000	2,308,851
After five through ten years	11,690,698	11,950,253
After ten years	6,893,096	7,279,336
Total debt securities AFS	$20,832,794	$21,538,440

Equity securities	174,549	133,600

Total securities AFS	$21,007,343	$21,672,040

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$2,808,414	$2,827,013
After one through five years	14,182,870	14,485,866
After five through ten years	26,378,876	27,384,775
After ten years	16,493,329	17,386,665

Total securities HTM	$59,863,489	$62,084,319

For the years ended December 31, 2012, 2011, and 2010, proceeds from sales of securities available for sale amounted to $8,833,839, $24,846,529, and $17,856,535, respectively. Reported net realized gains amounted to $337,804, $381,312, and $534,973, respectively. The net gain in 2012 was due to the sale of $8,833,839 of longer-term residential mortgage-backed securities. The net gain in 2011 was due to the sale of $13,504,733 of longer-term residential mortgage-backed securities and our entire portfolio of U.S. Government Treasury securities. The net gain in 2010 was due to the sale of $11,634,167 of longer-term residential mortgage-backed securities to shorten the duration of our earning assets. Also, the remaining $6,222,368 of corporate notes were sold in 2010 to reduce credit risk in the portfolio.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2012	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$22,880	$5,977,120	$0	$0
State and municipal securities	19,897	872,738	0	0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	42,777	6,849,858	0	0
Temporarily impaired equity securities	0	0	40,949	133,600
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$42,777	$6,849,858	$40,949	$133,600

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$38,955	$7,908,608	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$38,955	$7,908,608	$0	$0

December 31, 2011	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
State and municipal securities	$0	$0	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	0	0	0	0
Temporarily impaired equity securities	64,149	110,400	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$64,149	$110,400	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$5,674	$1,142,423	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$5,674	$1,142,423	$0	$0

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

In March 2011, the Corporation sold its shares of Freddie Mac preferred stock. Common stock of a FDIC problem bank held in the Corporation’s investment portfolio was deemed impaired and a loss of $12,265 was recognized in the second quarter of 2011.

At December 31, 2012, twenty-nine debt securities had unrealized losses with aggregate depreciation of 0.6% from the Corporation’s amortized cost basis. At December 31, 2011, four debt securities had unrealized losses with aggregate depreciation of 0.5%. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation’s loan portfolio at December 31, 2012 and 2011 was as follows:

	2012	2011

Commercial, financial and agricultural loans	$40,506,802	$36,677,906
Real estate:
Construction loans	16,988,817	13,224,081
Commercial mortgage loans	70,059,410	60,599,120
Residential loans	62,433,339	59,177,824
Agricultural loans	10,169,251	6,283,665
Consumer & other loans	4,009,497	5,369,787

Loans outstanding	204,167,116	181,332,383

Unearned interest and discount	(30,100)	(30,069)
Allowance for loan losses	(2,844,903)	(3,100,000)
Net loans	$201,292,113	$178,202,314

The Corporation’s only significant concentration of credit at December 31, 2012, occurred in real estate loans which totaled approximately $160 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

At December 31, 2012, $30,075,017 1-4 family mortgage loans were pledged to FHLB to secure outstanding advances.

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

Loans placed on nonaccrual status amounted to $25,187 and $1,153,242 at December 31, 2012 and 2011, respectively. There were no past due loans over ninety days and still accruing at December 31, 2012 or 2011. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $0 and $19,796 as of year-end 2012 and 2011, respectively.

The following table presents an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of December 31, 2012
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$317,692	$0	$317,692	$0	$40,189,110	$40,506,802
Real estate:
Construction loans	306,673	0	306,673	0	16,682,144	16,988,817
Commercial mortgage loans	568,127	0	568,127	0	69,491,283	70,059,410
Residential loans	4,923,435	0	4,923,435	25,187	57,484,717	62,433,339
Agricultural loans	0	0	0	0	10,169,251	10,169,251
Consumer & other loans	52,963	0	52,963	0	3,956,534	4,009,497

Total loans	$6,168,890	$0	$6,168,890	$25,187	$197,973,039	$204,167,116

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

At December 31, 2012 and 2011, impaired loans amounted to $2,189,199 and $567,802, respectively. A reserve amount of $245,811 and $39,938, respectively, was recorded in the allowance for loan losses for these impaired loans as of December 31, 2012 and 2011.

The following table presents impaired loans, segregated by class of loans as of December 31, 2012 and 2011:

December 31, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Interest Income Received During Impairment

Commercial, financial and agricultural loans	$53,634	$0	$20,396	$20,396	$33,238	$29,551	$1,878
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	588,776	182,253	336,483	518,736	70,040	341,311	29,708
Residential loans	1,536,147	0	1,399,107	1,399,107	137,040	743,770	63,470
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	10,642	5,149	0	5,149	5,493	3,884	225

Total loans	$2,189,199	$187,402	$1,755,986	$1,943,388	$245,811	$1,118,516	$95,281

December 31, 2011	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Interest Income Received During Impairment

Commercial, financial and agricultural loans	$97,533	$0	$66,283	$66,283	$31,250	$24,851	$1,169
Real estate:
Construction loans	98,961	98,961	0	98,961	0	542	0
Commercial mortgage loans	117,997	117,997	0	117,997	0	4,457,342	149,875
Residential loans	253,311	128,515	116,108	244,623	8,688	63,957	2,655
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0	0

Total loans	$567,802	$345,473	$182,391	$527,864	$39,938	$4,546,692	$153,699

At December 31, 2012 and 2011, included in impaired loans were $52,190 and $12,897, respectively, of troubled debt restructurings.

Troubled Debt Restructurings (TDR)

Loans are considered to have been modified in a TDR when due to a borrower’s financial difficulty; the Corporation makes certain concessions to the borrower that it would not otherwise consider for new debt with similar risk characteristics. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of the collateral. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet the borrower’s specific circumstances at a point in time. Not all loan modifications are TDRs. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period.

Loan modifications are reviewed and recommended by the Corporation’s senior credit officer, who determines whether the loan meets the criteria for a TDR. The Loan Committee either approves or denies such requests. Generally, the types of concessions granted to borrowers that are evaluated in determining whether the loan is classified as a TDR include:

•         Interest rate reductions – Occur when the stated interest rate is reduced to a nonmarket rate or a rate the borrower would not be able to obtain elsewhere under similar circumstances.

•         Amortization or maturity date changes – Result when the amortization period of the loan is extended beyond what is considered a normal amortization period for loans of similar type with similar collateral.

•         Principal reductions – Arise when the Corporation charge’s off a portion of the principal that is not fully collateralized and collectability is uncertain; however, this portion of principal may be recovered in the future under certain circumstances.

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at December 31, 2012 and 2011 as well as those currently paying under restructured terms and those that have defaulted under restructured terms as December 31, 2012 and 2011. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	December 31, 2012
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$39,277	$0	1	$39,277	0	$0
Real estate:
Construction loans	82,171	0	0	0	1	82,171
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	43,351	0	0	0	1	43,351
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	33,995	0	2	12,913	3	21,082
Total TDR’s	$198,794	$0	3	$52,190	5	$146,604

	December 31, 2011
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	39,598	0	4	39,598	0	0
Total TDR’s	$39,598	$0	4	$39,598	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at December 31, 2012 and 2011.

	December 31, 2012				December 31, 2011
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	1	$39,277	0	$0	0	$0	0	$0
Rate reduction	4	138,435	0	0	4	39,598	0	0
Rate reduction, payment modification	3	21,082	0	0	0	0	0	0
Total	8	$198,794	0	$0	4	$39,598	0	$0

As of December 31, 2012 and 2011, the Corporation had a balance of $198,794 and $39,598, respectively, in troubled debt restructurings. The Corporation has no previous charge-offs on such loans as of December 31, 2012 and 2011. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $18,881 and $0 at December 31, 2012 and 2011, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of December 31, 2012.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of December 31, 2012, all Grade 8 loans have been charged-off.

The following table presents internal loan grading by class of loans as of December 31, 2012:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$320,295	$0	$0	$29,588	$0	$292,305	$642,188
Grade 2- Above Avg.	208,000	1,079,020	665	118,152	939,469	5,172	2,350,478
Grade 3- Acceptable	31,149,578	5,135,542	28,992,688	36,791,734	5,661,101	2,731,528	110,462,171
Grade 4- Fair	8,117,676	9,500,573	35,906,982	19,854,579	2,654,197	847,579	76,881,586
Grade 5a- Watch	471,472	967,009	1,643,198	852,787	385,412	57,009	4,376,887
Grade 5b- OAEM	13,415	0	1,685,218	681,156	454,991	35,889	2,870,669
Grade 6- Substandard	226,366	306,673	1,830,659	4,070,488	74,081	40,015	6,548,282
Grade 7- Doubtful	0	0	0	34,855	0	0	34,855

Total loans	$40,506,802	$16,988,817	$70,059,410	$62,433,339	$10,169,251	$4,009,497	$204,167,116

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

The calculation of ALL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

Changes in the allowance for loan losses are as follows:

	2012	2011	2010

Balance, January 1	$3,100,000	$2,754,614	$2,532,856
Provision charged to operations	445,000	983,667	600,000
Loans charged off	(796,852)	(807,045)	(682,485)
Recoveries	96,755	168,764	304,243

Balance, December 31	$2,844,903	$3,100,000	$2,754,614

The following table details activity in the ALL by class of loans for the year ended December 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Charge-offs	285,710	248,637	9,439	241,176	0	11,890	796,852
Recoveries	59,909	0	10,716	19,283	0	6,847	96,755
Net charge-offs	225,801	248,637	(1,277)	221,893	0	5,043	700,097
Provisions charged to operations	143,525	158,040	(812)	141,041	0	3,206	445,000
Balance at end of period, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Ending balance -
Individually evaluated for impairment	$33,238	$0	$70,040	$137,040	$0	$5,493	$245,811
Collectively evaluated for impairment	276,708	1,032,053	977,252	147,563	0	165,516	2,599,092
Balance at end of period	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Loans :
Ending balance -
Individually evaluated for impairment	$53,634	$224,502	$1,943,134	$3,778,183	$74,081	$10,642	$6,084,176
Collectively evaluated for impairment	40,453,168	16,764,315	68,116,276	58,655,156	10,095,170	3,998,855	198,082,940
Balance at end of period	$40,506,802	$16,988,817	$70,059,410	$62,433,339	$10,169,251	$4,009,497	$204,167,116

 The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	Year Ended December 31,
	2012	2011	2010

Allowance for loss on impaired loans	$245,811	$39,938	$0
Recorded balance of impaired loans	$2,189,199	$567,802	$4,500,000

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $912,927, $760,420 and $662,941 for the years ended December 31, 2012, 2011, and 2010, respectively.

4. PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2012 and 2011 are as follows:

	2012	2011

Land	$3,089,352	$3,294,351
Building	11,127,982	9,807,405
Furniture and equipment	7,983,699	7,459,022
Construction in process	0	602,275
	22,201,033	21,163,053
Less accumulated depreciation	(12,051,743)	(11,220,624)

Total	$10,149,290	$9,942,429

Depreciation of premises and equipment was $897,094, $829,868, and $782,739 in 2012, 2011, and 2010, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, Summary of Significant Accounting Policies.

The Corporation’s first full-service banking center and mortgage origination office were opened in Valdosta, Georgia in June 2010 and January 2011, respectively. Our second Valdosta area banking center was completed and opened in March 2012.

5. INTANGIBLE ASSETS

The following table lists the Corporation’s intangible assets at December 31, 2012 and 2011. Core deposit premiums have less than two years of remaining amortization, and account relationships have 1-7 years remaining amortization.

	2012	2011
Amortizing intangible assets
Core deposit premiums	$209,563	$391,304
Account relationships	117,475	155,215

Total intangible assets	$327,038	$546,519

The intangible assets’ carrying amount, accumulated amortization and amortization expense for December 31, 2012 and the five succeeding fiscal years are as follows:

	2012	2013	2014	2015	2016	2017
Amortizing intangible assets
Core deposit premiums
Gross carrying amount	$1,892,540	$1,892,540	$1,670,415	$0	$0	$0
Accumulated amortization	1,682,977	1,864,719	1,670,415	0	0	0
Net carrying amount	209,563	27,821	0	0	0	0

Amortization expense	181,742	181,742	27,822	0	0	0

Account relationships
Gross carrying amount	513,448	400,000	400,000	125,000	125,000	125,000
Accumulated amortization	395,973	316,484	333,594	74,219	89,844	105,468
Net carrying amount	117,475	83,516	66,406	50,781	35,156	19,532

Amortization expense	37,740	33,958	17,110	15,625	15,625	15,625

Total intangible assets
Gross carrying amount	2,405,988	2,292,540	2,070,415	125,000	125,000	125,000
Accumulated amortization	2,078,950	2,181,203	2,004,009	74,219	89,844	105,468
Net carrying amount	327,038	111,337	66,406	50,781	35,156	19,532

Amortization expense	$219,482	$215,700	$44,932	$15,625	$15,625	$15,625

6. DEPOSITS

At December 31, 2012, the scheduled maturities of certificates of deposit are as follows:

Amount

2013	$77,672,519
2014	11,757,152
2015	1,755,528
2016	361,128
2017 and thereafter	141,792

Total	$91,688,119

The amount of overdraft deposits reclassified as loans were $73,422 and $133,324 for the years ended December 31, 2012 and 2011, respectively.

7. SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2012, the Corporation did not have any federal funds purchased. The Corporation had approximately $82,200,000 in unused federal funds accommodations at year-end 2012. Other short-term borrowed funds consist of FHLB advances of $2,000,000 with interest at 2.79% as of December 31, 2012 and $2,000,000 with interest at 2.23% as of December 31, 2011. The Corporation maintains a line of credit with the Federal Reserve Bank’s Discount Window. The maximum amount that can be borrowed is dependent upon the amount of unpledged securities held by the Corporation as the amount of borrowings must be fully secured.

Information concerning federal funds purchased and FHLB short-term advances are summarized as follows:

	2012	2011

Average balance during the year	$2,000,000	$2,931,507
Average interest rate during the year	2.46%	1.32%
Maximum month-end balance during the year	$2,000,000	$12,000,000

8. LONG-TERM DEBT

Long-term debt at December 31, 2012 and 2011 consisted of the following:

	2012	2011

Advance from FHLB with a 2.79% fixed rate of interest maturing July 29, 2013 (transferred to short-term borrowings).	$0	$2,000,000

Advance from FHLB with a 3.85% fixed rate of interest maturing April 30, 2014.	10,000,000	10,000,000

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000

Total long-term debt	$20,000,000	$22,000,000

The advances from FHLB are collateralized by the pledging a combination of 1-4 family residential mortgages and investment securities. At December 31, 2012, 1-4 family residential mortgage loans only with a lendable collateral value of $29,988,659 were pledged to secure these advances. In 2011, the advances were secured by 1-4 family residential mortgage loans with a lendable collateral value of $30,231,383. The amount of FHLB Stock held is based on membership and level of FHLB advances. At year end 2012 and 2011, the amount of stock held that is based on membership was $457,500 and $454,900, respectively, and the amount of stock held that is based on the level of FHLB advances was $990,000 and $1,331,600, respectively. At December 31, 2012, the Corporation had approximately $64,700,000 of unused lines of credit with the FHLB.

The following are maturities of long-term debt for the next five years. At December 31, 2012, there was no floating rate long-term debt; however, two of these advances have convertible call features. Two advances totaling $10,000,000 have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Bank intends to pay off these advances at the conversion dates. The Bank has the ability to hold this debt until conversion and the means of repayment.

Due in:	Fixed Rate Amount

2013	$0
2014	10,000,000
2015	0
2016	0
2017	0
Later years	10,000,000	*

Total long-term debt	$20,000,000

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

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2012, 2011, and 2010 is presented below.

	2012	2011	2010
Change in Benefit Obligation
Benefit obligation at beginning of year	$12,360,897	$12,635,261	$12,248,849
Service cost	0	0	0
Interest cost	709,226	692,641	718,393
Amendments	0	0	0
Benefits paid	(934,397)	(883,044)	(784,304)
Other – net	794,090	(83,961)	452,323
Benefit obligation at end of year	$12,929,816	$12,360,897	$12,635,261

Change in Plan Assets
Fair value of plan assets at beginning of year	$10,262,781	$10,488,437	$10,334,869
Actual return on plan assets	547,865	57,388	532,872
Employer contribution	1,373,343	600,000	405,000
Benefits paid	(934,397)	(883,044)	(784,304)
Fair value of plan assets at end of year	$11,249,592	$10,262,781	$10,488,437

	2012	2011	2010

Funded status	$(1,680,224)	$(2,098,116)	$(2,146,824)
Unrecognized net actuarial (gain)/loss	0	0	0
Unrecognized prior service cost	0	0	0
Pension liability included in other liabilities	$(1,680,224)	$(2,098,116)	$(2,146,824)

Accumulated benefit obligation	$12,929,816	$12,360,897	$12,635,261

Amount recognized in consolidated balance sheet consist of the following:	2012	2011	2010
Accrued Pension	$1,680,224	$2,098,116	$2,146,824

Deferred tax assets	$571,276	$713,359	$729,920
Accumulated other comprehensive income	1,108,948	1,384,757	1,416,904
Total	$1,680,224	$2,098,116	$2,146,824

Components of Pension Cost	2012	2011	2010
Service cost	$0	$0	$0
Interest cost on benefit obligation	709,226	692,641	718,393
Expected return on plan assets	(798,782)	(814,635)	(801,070)
Other - net	422,975	306,007	281,630
Net periodic pension cost	$333,419	$184,013	$198,953

Other changes in plan assets and benefit obligations recognized in comprehensive income:

	2012	2011	2010
Net loss (gain)	$(417,892)	$(48,708)	$232,844
Prior service costs	0	0	0
Total recognized in other comprehensive income (loss)	$(417,892)	$(48,708)	$232,844
Net periodic pension cost	333,419	184,013	198,953
Total recognized in net periodic pension cost and other comprehensive income (loss)	$(84,473)	$135,305	$431,797

After adopting ASC 960, “Employer’s Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans,” and freezing its pension retirement plan, the Corporation reduced the accrued liability by $417,892 in 2012 and reduced the accrued pension liability by $48,708 in 2012. Also, changes were made to other comprehensive income (loss) of $275,809 for 2012 and $32,147 for 2011 on a pre-tax basis. During 2012, the fair value of the plan assets increased $986,811.

At December 31, 2012, the plan assets included cash and cash equivalents, certificates of deposits with banks, municipal securities, corporate notes, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2012 and 2011 respectively were:

	2012	2011
Weighted-Average Assumptions As of December 31
Discount rate	5.50%	5.70%
Rate of compensation increase	N/A	N/A

For the years ended December 31, 2012, 2011, and 2010, the assumptions used to determine net periodic pension costs are as follows:

	2012	2011	2010

Discount rate	5.70%	5.75%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

Pension Asset Allocation and Fair Value Measurement as of December 31

	2012			2011
	Fair Value	Level 1%		Fair Value	Level 1%

Investment at fair value as determined by quoted market price:
Equity	$1,728,374	$1,728,374	15%	$2,452,986	$2,452,986	24%
Fixed income	1,108,150	1,108,150	10%	0	0	—
Total	$2,836,524	$2,836,524	25%	$2,452,986	$2,452,986	24%

Investment as estimated fair value:
Certificates of deposit	$6,831,303	$6,831,303	61%	$5,858,190	$5,858,190	57%
Cash and cash equivalent	1,581,765	1,581,765	14%	1,951,605	1,951,605	19%
Total	$8,413,068	$8,413,068	75%	$7,809,795	$7,809,795	76%

Total	$11,249,592	$11,249,592	100%	$10,262,781	$10,262,781	100%

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

Estimated Contributions

The Corporation expects to contribute $500,000 to its pension plan in 2013.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2013	$971,000
2014	1,004,000
2015	1,118,000
2016	1,117,000
2017	1,083,000
Years 2018 – 2022	$5,009,000

The estimated amortization amount for 2013 is a net loss of $427,863, no prior service cost or credit, and no net transition asset or obligation.

Southwest Georgia Bank 401(K) Plan

In place of the Corporation’s frozen defined pension retirement plan, the Corporation offers its employees a 401(K) Plan. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a “safe–harbor” plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. During 2012, the Corporation matched the employee participants for the first four percent of salary contributing $192,999 to the plan and $180,717 in 2011.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (the “ESOP”) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The annual amount of the contribution is determined by taking into consideration the financial conditions, profitability, and fiscal requirements of the Corporation. There were $125,000 of contributions in 2012 and $100,000 of contributions in 2011. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2012, the ESOP holds 295,514 shares of the Corporation’s outstanding common stock. All 289,717 released shares are allocated to the participants. The 5,797 unreleased shares are pledged as collateral for a $59,800 long-term debt incurred from repurchasing participants’ shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation’s outstanding shares and earnings per share computation.

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

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $900 monthly of salary or directors’ fees and receive corporate common stock with an aggregate value of two times their contribution. The expense incurred during 2012, 2011, and 2010 on the part of the Corporation totaled $139,325, $74,625, and $69,800, respectively.

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

	2012	2011	2010
Number of stock options granted	0	0	0
Average fair value of stock options granted	0	0	0
Number of option shares exercisable	10,900	10,900	13,880
Average price of stock options exercisable	$20.19	$20.19	$19.08

A summary of the status of the Corporation’s Plan as of December 31, 2012, 2011 and 2010, and the changes in stock options during the years are presented below:

	No. of Shares	Average Price
Outstanding at December 31, 2009	25,100	$16.21
Granted	0	0
Expired	(11,220)	12.66
Exercised	0	0
Outstanding at December 31, 2010	13,880	$19.08
Granted	0	0
Expired	(2,980)	15.00
Exercised	0	0
Outstanding at December 31, 2011	10,900	$20.19
Granted	0	0
Expired	0	0
Exercised	0	0
Outstanding at December 31, 2012	10,900	$20.19

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2012.

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number Outstanding At 12/31/12	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/12	Weighted Average Exercise Price

$19 to $20	7,600	3.0 Years	$19.61	7,600	$19.61
$21 to $23	3,300	3.5 Years	21.52	3,300	21.52

$19 to $23	10,900		$20.19	10,900	$20.19

Dividend Reinvestment and Share Purchase Plan

The Corporation maintains a dividend reinvestment and share purchase plan. The purpose of the plan is to provide stockholders of record of the Corporation’s common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant’s price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE MKT on the dividend payable date or other purchase date. During the years ended December 31, 2012, 2011, and 2010, shares issued through the plan were 6,187, 4,059, and 3,098, respectively, at an average price of $9.53, $12.50, and $13.55, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

10. INCOME TAXES

Components of income tax expense for 2012, 2011, and 2010 are as follows:

	2012	2011	2010

Current expense (benefit)	$428,433	$177,369	$885,689
Deferred taxes (benefit)	(47,555)	109,834	(301,954)

Total income taxes	$380,878	$287,203	$583,735

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

	2012		2011		2010
	Amount	%	Amount	%	Amount	%
Taxes at statutory income tax rate	$788,788	34.0	$594,436	34.0	$829,584	34.0
Reductions in taxes resulting from exempt income	(397,596)	(17.1)	(299,120)	(17.1)	(258,179)	(10.6)
Other timing differences	(10,314)	(0.4)	(8,113)	(0.5)	12,330	0.5

Total income taxes	$380,878	16.5	$287,203	16.4	$583,735	23.9

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2012, 2011, and 2010 are summarized as follows:

	2012	2011	2010

Nonaccrual loan interest	$9,265	$(6,608)	$(2,657)
Foreclosed assets expenses	(94,690)	(162,459)	(115,613)
Intangible asset amortization	0	0	(298,699)
Bad debt expense in excess of tax	86,733	(117,431)	(75,398)
Realized impairment (loss) gain on equity securities	0	369,733	(65,520)
Nonqualified retirement plan contribution / payments	0	0	9,347
Deferred compensation	0	0	0
Accretion of discounted bonds	8,057	31,323	25,943
Gain on disposition of discounted bonds	(8,272)	(40,635)	(36,213)
Book and tax depreciation difference	(48,648)	35,911	256,856

Total deferred taxes	$(47,555)	$109,834	$(301,954)

	December 31
	2012	2011
Deferred tax assets:
AMT/Tax Receivable	$347,203	$0
Nonaccrual loan interest	0	9,265
Foreclosed assets expenses	372,762	278,072
Intangible asset amortization	298,699	298,699
Bad debt expense in excess of tax	619,509	706,242
Realized loss on OTTI equity securities	900,947	900,947
Nonqualified retirement plan	(7,228)	(7,228)
Pension plan	571,276	713,359
Total deferred tax assets	3,103,168	2,899,356
Deferred tax liabilities:
Accretion on bonds and gain on discounted bonds	16,481	16,696
Book and tax depreciation difference	282,072	330,720
Unrealized gain on securities available for sale	225,997	474,877
Total deferred tax liabilities	524,550	822,293

Net deferred tax assets	$2,578,618	$2,077,063

11. RELATED PARTY TRANSACTIONS

The ESOP held 295,514 shares of the Corporation’s stock as of December 31, 2012, of which 5,797 shares have been pledged. In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $2,344,000 and $2,791,000 at December 31, 2012 and 2011, respectively. During 2012, approximately $362,000 of such loans were made, and repayments totaled approximately $883,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2012 or 2011. Also, during 2012 and 2011, directors and executive officers had approximately $3,147,000 and $2,818,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

	Dec. 31, 2012	Dec. 31, 2011

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$15,716,172	$16,733,733
Standby letters of credit and financial guarantees	$10,000	$45,000

The Corporation’s operating leases are comprised of purchase obligations for data processing services, and a rental agreement for our mortgage servicing office in Valdosta, Georgia. We have no capital lease obligations. The following table shows scheduled future cash payments under those obligations as of December 31, 2012.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$45,658	$28,373	$14,409	$2,876	$0

Rental expenses were $23,400, $25,885, and $12,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

13. FAIR VALUE MEASUREMENTS AND DISCLOSURES

Effective January 1, 2008, the Corporation adopted ASC 820, which provides a framework for measuring fair value under GAAP.  ASC 820 applies to all financial statement elements that are being measured and reported on a fair value basis.

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

Cash and Cash Equivalents:

For disclosure purposes for cash, due from banks, federal funds sold and certificates of deposit in other banks, the carrying amount is a reasonable estimate of fair value.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2012, 2011, and 2010.

December 31, 2012	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$8,944,012	$0	$8,944,012
State and municipal securities	0	2,180,028	0	2,180,028
Residential mortgage-backed securities	0	10,414,400	0	10,414,400
Equity securities	133,600	0	0	133,600
Total	$133,600	$21,538,440	$0	$21,672,040

December 31, 2011	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
State and municipal securities	$0	$2,841,597	$0	$2,841,597
Residential mortgage-backed securities	0	25,688,835	0	25,688,835
Equity securities	110,400	0	0	110,400
Total	$110,400	$28,530,432	$0	$28,640,832

December 31, 2010	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Treasury securities	$0	$10,633,530	$0	$10,633,530
State and municipal securities	0	5,845,751	0	5,845,751
Residential mortgage-backed securities	0	38,398,839	0	38,398,839
Equity securities	67,801	0	0	67,801
Total	$67,801	$54,878,120	$0	$54,945,921

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2012 and 2011.

December 31, 2012	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$1,689,861	$0	$1,689,861
Impaired loans	0	2,189,199	0	2,189,199
Total assets at fair value	$0	$3,879,060	$0	$3,879,060

December 31, 2011	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$2,357,695	$0	$2,357,695
Impaired loans	0	567,802	0	567,802
Total assets at fair value	$0	$2,925,497	$0	$2,925,497

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2012 and 2011 are as follows:

	December 31, 2012		December 31, 2011

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Assets:
Cash and cash equivalents	$40,501	$40,501	$22,030	$22,030
Investment securities available for sale	21,672	21,672	28,641	28,641
Investment securities held to maturity	59,863	62,084	52,339	54,159
Federal Home Loan Bank stock	1,448	1,448	1,787	1,787
Loans	$201,292	$199,801	$178,202	$177,178
Liabilities:
Deposits	$291,762	$292,138	$248,911	$249,211
Federal funds purchased	0	0	0	0
FHLB advances	$22,000	$22,648	$24,000	$25,130

The carrying amount and estimated fair values of the Corporation’s assets and liabilities are as follows:

December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Loans, net	$201,292	$0	$199,801	$0	$199,801
Liabilities:
Deposits	291,762	0	292,138	0	292,138
FHLB advances	$22,000	$0	$22,648	$0	$22,648

December 31, 2011	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Loans, net	$178,202	$0	$177,178	$0	$177,178
Liabilities:
Deposits	248,911	0	249,211	0	249,211
FHLB advances	$24,000	$0	$25,130	$0	$25,130

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

14. SUPPLEMENTAL FINANCIAL DATA

Components of other income and other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

	Years Ended December 31
	2012	2011	2010

Income:
Bank card interchange fees	$391,750	$303,786	$166,421
Expense:
Other professional fees	$175,465	$210,356	$195,477
Director & board committee fees	$240,119	$228,259	$195,216
Legal fees	$219,885	$84,962	$99,120
FDIC insurance assessment	$246,633	$277,368	$389,647

15. STOCKHOLDERS’ EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its stockholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2012, approximately $1,000,186 of the Bank’s net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2012, the Bank had reserve requirements of $1,090,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2012 and 2011, the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2012, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are also presented in the table.

As a result of regulatory limitations at December 31, 2012, approximately $27,749,082 of the parent company’s investments in net assets of the subsidiary bank of $28,749,268, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation’s and the Bank’s ratios under the above rules at December 31, 2012 and 2011 are set forth in the following tables. The Corporation’s leverage ratio at December 31, 2012, was 8.85%.

As of December 31, 2012	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Total capital (to risk-
weighted assets)	$32,830,990	15.56%	$16,878,302	> 8.00%	$21,097,877	> 10.00%
Tier I capital (to risk-
weighted assets)	$30,191,192	14.31%	$ 8,439,151	> 4.00%	$12,658,726	> 6.00%
Leverage (Tier I capital
to average assets)	$30,191,192	8.85%	$10,232,732	> 3.00%	$17,054,554	> 5.00%

Southwest Georgia Bank
Total capital (to risk-
weighted assets)	$31,698,553	15.06%	$16,834,903	> 8.00%	$21,043,628	> 10.00%
Tier I capital (to risk-
weighted assets)	$29,065,452	13.81%	$ 8,417,451	> 4.00%	$12,626,177	> 6.00%
Leverage (Tier I capital
to average assets)	$29,065,452	8.54%	$10,211,330	> 3.00%	$17,018,883	> 5.00%

As of December 31, 2011	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Total capital (to risk-
weighted assets)	$30,727,560	16.71%	$14,715,591	> 8.00%	$18,394,489	> 10.00%
Tier I capital (to risk-
weighted assets)	$28,424,964	15.45%	$ 7,357,796	> 4.00%	$11,036,693	> 6.00%
Leverage (Tier I capital
to average assets)	$28,424,964	9.47%	$ 9,009,503	> 3.00%	$15,015,839	> 5.00%

Southwest Georgia Bank
Total capital (to risk-
weighted assets)	$29,520,941	16.10%	$14,672,827	> 8.00%	$18,341,034	> 10.00%
Tier I capital (to risk-
weighted assets)	$27,218,345	14.84%	$ 7,336,414	> 4.00%	$11,004,621	> 6.00%
Leverage (Tier I capital
to average assets)	$27,218,345	9.09%	$ 8,987,081	> 3.00%	$14,978,469	> 5.00%

16. PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation’s condensed balance sheets as of December 31, 2012 and 2011, and its related condensed statements of operations and cash flows for the years ended are as follows:

Condensed Balance Sheets

as of December 31, 2012 and 2011

(Dollars in thousands)

	2012	2011

ASSETS

Cash	$542	$546
Investment in consolidated wholly-owned bank
subsidiary, at equity	28,749	27,344
Loans	60	157
Other assets	524	503

Total assets	$29,875	$28,550

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$0	$0

Stockholders’ equity:
Common stock, $1 par value, 5,000,000 shares
authorized, 4,293,835 shares for 2012 and 2011 issued	4,294	4,294
Additional paid-in capital	31,701	31,701
Retained earnings	20,664	19,132
Accumulated other comprehensive income	(670)	(463)
Treasury stock, at cost, 1,745,998 for 2012
and 2011	(26,114)	(26,114)

Total stockholders’ equity	29,875	28,550

Total liabilities and stockholders’ equity	$29,875	$28,550

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Income and Expense

for the years ended December 31, 2012, 2011, and 2010

(Dollars in thousands)

	2012	2011	2010

Income:
Dividend received from bank subsidiary	$388	$368	$368
Interest income	7	7	6
Other	0	(12)	94

Total income	395	363	468

Expenses:
Other	124	148	94

Income before income taxes and equity in
Undistributed income of bank subsidiary	271	215	374

Income tax expense (benefit) – allocated from
consolidated return	(56)	(62)	(20)

Income before equity in undistributed
income of subsidiary	327	277	394

Equity in undistributed income (loss) of subsidiary	1,612	1,184	1,462

Net income (loss)	1,939	1,461	1,856

Retained earnings – beginning of year	19,132	17,926	16,325

Cash dividend declared	(407)	(255)	(255)

Retained earnings – end of year	$20,664	$19,132	$17,926

 16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Cash Flows

for the years ended December 31, 2012, 2011, and 2010

(Dollars in thousands)

	2012	2011	2010

Cash flow from operating activities:
Net income	$1,939	$1,461	$1,856
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Equity (deficit) in undistributed earnings of
Subsidiary	(1,612)	(1,552)	(1,462)
Changes in:
Other assets	(21)	(57)	210

Net cash provided (used) for operating activities	306	(148)	604

Cash flow from investing activities:
Net change in loans	97	(56)	28

Net cash provided (used) for investing
activities	97	(56)	28

Cash flow from financing activities:
Cash dividend paid to stockholders	(407)	(255)	(255)

Net cash provided (used) for financing
activities	(407)	(255)	(255)

Increase (decrease) in cash	(4)	(459)	377

Cash – beginning of year	546	1,005	628

Cash – end of year	$542	$546	$1,005

 17. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

	Year Ended December 31, 2012
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$1,939,087	2,547,837	$0.76
Diluted earnings per share:
Net income	$1,939,087	2,547,837	$0.76

	Year Ended December 31, 2011
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$1,461,138	2,547,837	$0.57
Diluted earnings per share:
Net income	$1,461,138	2,547,865	$0.57

	Year Ended December 31, 2010
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$1,856,216	2,547,837	$0.73
Diluted earnings per share:
Net income	$1,856,216	2,547,894	$0.73

18. QUARTERLY DATA

SOUTHWEST GEORGIA FINANCIAL CORPORATION
QUARTERLY DATA
(UNAUDITED)
(Dollars in thousands)

	For the Year 2012
	Fourth	Third	Second	First
Interest and dividend income	$3,598	$3,442	$3,374	$3,320
Interest expense	460	469	477	492
Net interest income	3,138	2,973	2,897	2,828
Provision for loan losses	130	105	105	105
Net interest income after provision for loan losses	3,008	2,868	2,792	2,723
Noninterest income	1,271	1,164	1,621	1,469
Noninterest expenses	3,469	3,551	4,104	3,472
Income before income taxes	810	481	309	720
Provision for income taxes	167	60	4	150
Net income	$643	$421	$305	$570
Earnings per share of common stock:
Basic	$.25	$.17	$.12	$.22
Diluted	$.25	$.17	$.12	$.22

	For the Year 2011
	Fourth	Third	Second	First
Interest and dividend income	$3,289	$3,225	$3,425	$3,165
Interest expense	502	529	567	597
Net interest income	2,787	2,696	2,858	2,568
Provision for loan losses	204	480	150	150
Net interest income after provision for loan losses	2,583	2,216	2,708	2,418
Noninterest income	1,235	1,188	1,439	1,297
Noninterest expenses	3,351	3,380	3,359	3,246
Income before income taxes	467	24	788	469
Provision(benefit) for income taxes	71	(75)	197	94
Net income	$396	$99	$591	$375
Earnings per share of common stock:
Basic	$.15	$.04	$.23	$.15
Diluted	$.15	$.04	$.23	$.15

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

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2012, 2011, and 2010, are as follows:

Segment Reporting

For the year ended December 31, 2012

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Trust and Retail Brokerage Services	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$10,335	0	0	0	1,494	0	7	$11,836
Net intersegment interest
income (expense)	1,279	(1)	4	4	(1,286)	0	0	0
Net Interest Income	11,614	(1)	4	4	208	0	7	11,836

Provision for Loan Losses	445							445

Noninterest Income (expense)
external customers	1,600	1,323	1,271	587	597	0	147	5,525
Intersegment noninterest
income (expense)	(3)	(1)	4	38	0	(38)	0	0
Total Noninterest Income	1,597	1,322	1,275	625	597	(38)	147	5,525

Noninterest Expenses:
Depreciation	633	45	28	19	63	0	109	897
Amortization of intangibles	182	0	19	18	0	0	0	219
Other Noninterest expenses	7,841	830	1,135	750	595	0	2,329	13,480
Total Noninterest expenses	8,656	875	1,182	787	658	0	2,438	14,596

Pre-tax Income	4,110	446	97	(158)	147	(38)	(2,284)	2,320

Provision for Income Taxes	571	170	13	(21)	(9)	0	(343)	381

Net Income (Loss)	$3,539	276	84	(137)	156	(38)	(1,941)	$1,939

Assets	$371,093	1,312	1,137	312	128,644	(155,901)	584	$347,181

Expenditures for Fixed Assets	$1,722	49	3	13	125			$1,912

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$7
Noninterest Income:
Executive office miscellaneous income	147
Noninterest Expenses:
Parent Company corporate expenses	124
Executive office expenses not
allocated to segments	2,314
Provison for Income taxes:
Parent Company income taxes (benefit)	(56)
Executive office income taxes not
allocated to segments	(287)
Net Income:	$(1,941)

Segment assets:
Parent Company assets, after
intercompany elimination	$584

Segment Reporting

For the year ended December 31, 2011

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Trust and Retail Brokerage Services	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$9,030	0	0	0	1,873	0	6	$10,909
Net intersegment interest
income (expense)	1,640	(1)	6	4	(1,649)	0	0	0
Net Interest Income	10,670	(1)	6	4	224	0	6	10,909

Provision for Loan Losses	984							984

Noninterest Income (expense)
external customers	1,636	1,241	1,264	538	488	0	(8)	5,159
Intersegment noninterest
income (expense)	(5)	(1)	6	37	0	(37)	0	0
Total Noninterest Income	1,631	1,240	1,270	575	488	(37)	(8)	5,159

Noninterest Expenses:
Depreciation	604	38	26	19	58	0	85	830
Amortization of intangibles	182	0	19	18	0	0	0	219
Other Noninterest expenses	7,333	913	1,083	634	565	0	1,759	12,287
Total Noninterest expenses	8,119	951	1,128	671	623	0	1,844	13,336

Pre-tax Income	3,198	288	148	(92)	89	(37)	(1,846)	1,748

Provision for Income Taxes	476	109	22	(14)	8	0	(314)	287

Net Income (Loss)	$2,722	179	126	(78)	81	(37)	(1,532)	$1,461

Assets	$386,495	1,467	1,161	367	110,615	(195,127)	672	$305,650

Expenditures for Fixed Assets	$1,457	6	14	15	61			$1,553

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$6
Noninterest Income:
Executive office miscellaneous income	(8)
Noninterest Expenses:
Parent Company corporate expenses	148
Executive office expenses not
allocated to segments	1,696
Provison for Income taxes:
Parent Company income taxes (benefit)	(62)
Executive office income taxes not
allocated to segments	(252)
Net Income:	$(1,532)

Segment assets:
Parent Company assets, after
intercompany elimination	$672

Segment Reporting

For the year ended December 31, 2010

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Trust and Retail Brokerage Services	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$7,894	(12)	0	0	2,240	0	6	$10,128
Net intersegment interest
income (expense)	2,208	0	6	4	(2,218)	0	0	0
Net Interest Income	10,102	(12)	6	4	22	0	6	10,128

Provision for Loan Losses	600							600

Noninterest Income (expense)
external customers	1,609	1,124	1,114	541	604	0	97	5,089
Intersegment noninterest
income (expense)	6	(12)	6	38	0	(38)	0	0
Total Noninterest Income	1,615	1,112	1,120	579	604	(38)	97	5,089

Noninterest Expenses:
Depreciation	537	43	22	17	47	0	117	783
Amortization of intangibles	182	0	8	18	0	0	0	208
Other Noninterest expenses	6,469	904	907	611	533	0	1,762	11,186
Total Noninterest expenses	7,188	947	937	646	580	0	1,879	12,177

Pre-tax Income	3,929	153	189	(63)	46	(38)	(1,776)	2,440

Provision for Income Taxes	773	58	45	(8)	61	0	(345)	584

Net Income (Loss)	$3,156	95	144	(55)	(15)	(38)	(1,431)	$1,856

Assets	$382,365	1,273	1,186	372	123,178	(212,510)	540	$296,404

Expenditures for Fixed Assets	$2,200	16	13	5	9			$2,243

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$6
Noninterest Income:
Executive office miscellaneous income	97
Noninterest Expenses:
Parent Company corporate expenses	94
Executive office expenses not
allocated to segments	1,785
Provison for Income taxes:
Parent Company income taxes (benefit)	(20)
Executive office income taxes not
allocated to segments	(325)
Net Income:	$(1,431)

Segment assets:
Parent Company assets, after
intercompany elimination	$540

20. SUBSEQUENT EVENTS

The Corporation performed an evaluation of subsequent events through March 29, 2013, the date upon which the Corporation’s financial statements were available for issue. The Corporation has not evaluated subsequent events after this date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past three years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2012. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the Securities and Exchange Commission’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, is included in Item 8 of this Report under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading “Information About Nominees For Director” and “Compliance with Section 16(a) of the Exchange Act” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 28, 2013, to be filed with the Commission, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 28, 2013, to be filed with the Commission, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 28, 2013, to be filed with the Commission, and the information contained in Item 5 hereof under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 28, 2013, to be filed with the Commission, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Information Concerning the Company’s Accountants” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 28, 2013, to be filed with the Commission, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended
December 31, 2012, 2011, and 2010 are included in Part II, Item 8 herein:

	(i)	Report of Independent Auditors

	(ii)	Consolidated Balance Sheets – December 31, 2012 and 2011

	(iii)	Consolidated Statements of Income – Years ended December 31, 2012, 2011, and 2010

	(iv)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2012, 2011, and 2010

	(v)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2012, 2011, and 2010

	(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2012, 2011, and 2010

	(vii)	Notes to Consolidated Financial Statements – December 31, 2012

(b)		Financial Statement Schedules

All applicable financial statement schedules required have been included in the Notes to the Consolidated
Financial Statements.

(c)		Exhibits:

The exhibits filed as part of this registration statement are as follows:

Exhibit Number	Description Of Exhibit

3.1	Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit 3.1 to the Corporation’s Form 10-KSB dated December 31, 1996, previously filed with the commission and incorporated herein by reference).

3.2	Bylaws of the Corporation as amended (included as Exhibit 3.2 to the Corporation’s Form 10-KSB dated December 31, 1995, previously filed with the Commission and incorporated herein by reference).

10.1	Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2009. (included as Exhibit 10.1 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the Commission and incorporated herein by reference).*

10.2	Form of Directors’ Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation’s Form S-18 dated January 23, 1990, previously filed with the Commission and incorporated herein by reference).*

10.3	Directors’ and Executive Officers’ Stock Purchase Plan of the Corporation dated August 22, 2012 (included as Exhibit 4 to the Corporation’s Form S-8 dated October 11, 2012, previously filed with the Commission and incorporated herein by reference).*

10.4	Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation’s Form 10-KSB dated December 31, 1994, previously filed with the Commission and incorporated herein by reference).*

10.5	Trust under the Corporation’s Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.6	Employee Stock Ownership Plan and Trust of the Corporation as amended and restated effective as of January 1, 2009 (included as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the Commission and incorporated herein by reference).*.

10.7	Amendment No. 2 to the Employee Stock Ownership Plan and Trust of the Corporation as amended and restated effective as of January 1, 2009 (included as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2011, previously filed with the Commission and incorporated herein by reference).*

10.8	Dividend Reinvestment and Share Purchases Plan of the Corporation as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation’s Form S-3DPOS dated September 30, 1998, previously filed with the Commission and incorporated herein by reference).

10.9	Key Individual Stock Option Plan of the Corporation dated March 19, 1997 (included as Exhibit 10.9 to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the Commission and incorporated herein by reference).*

10.10	Employment Agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation’s Form S-4 dated January 6, 2004, previously filed with the Commission and incorporated herein by reference).*

10.11	Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006 (included as Exhibit 10.17 to the Corporation’s Form 10-K dated December 31, 2006, previously filed with the Commission and incorporated herein by reference). *

10.12	Employment Agreement by and between Charles R. Lemons and Empire (included as Exhibit 10.12 to the Corporation’s Form 10-K dated December 31, 2008, previously filed with the Commission and incorporated herein by reference).*

10.13	Guarantee of Empire’s financial performance obligation by the Bank as it relates to Charles R. Lemons Employment Agreement. (included as Exhibit 10.13 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the Commission and incorporated herein by reference).*

14	Code of Ethical Conduct dated February 27, 2008 (included as Exhibit 14 to the Corporation’s Form 8-K dated February 27, 2008, previously filed with the Commission and incorporated herein by reference).

21	Subsidiaries of the Corporation (included as Exhibit 21 to the Corporation’s Form 10-K dated December 31, 2002, previously filed with the Commission, incorporated herein by reference).

23.1	Consent of Thigpen, Jones, Seaton & Co., P.C.

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwest Georgia Financial Corporation
(Corporation)

Date: March 29, 2013	By:	/s/ DeWitt Drew
DEWITT DREW
President and Chief Executive Officer

Date: March 29, 2013		/s/ George R. Kirkland
GEORGE R. KIRKLAND
Senior Vice-President and Treasurer
Principal Financial and Accounting
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ Michael J. McLean	Date: March 29, 2013
MICHAEL J. MCLEAN Chairman

/s/ Richard L. Moss	Date: March 29, 2013
RICHARD L. MOSS Vice Chairman

/s/ Cecil H. Barber	Date: March 29, 2013
CECIL H. BARBER Director

/s/ John J. Cole, Jr.	Date: March 29, 2013
JOHN J. COLE, JR. Director

/s/ Roy Reeves	Date: March 29, 2013
ROY REEVES Director

/s/ Johnny R. Slocumb	Date: March 29, 2013
JOHNNY R. SLOCUMB Director

/s/ M. Lane Wear	Date: March 29, 2013
M. LANE WEAR Director

/s/ Marcus R. Wells	Date: March 29, 2013
MARCUS R. WELLS Director

Exhibit Index

Exhibit Number	Description of Exhibit

23.1	Consent of Thigpen, Jones, Seaton & Co., P.C.

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

