Form 10-Q
period 2013-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2013-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At April 15, 2013
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - March 31, 2013 (unaudited) and
	December 31, 2012 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	ended March 31, 2013 and 2012.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months ended March 31, 2013 and 2012.	4

d.	Consolidated statements of cash flows (unaudited) for the three months
	ended March 31, 2013 and 2012.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	37

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	38

SIGNATURE		39

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2013 and December 31, 2012
	(Unaudited)	(Audited)
	March 31,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$6,579,187	$8,646,515
Interest-bearing deposits in other banks	33,711,667	27,934,537
Cash and cash equivalents	40,290,854	36,581,052

Certificates of deposit in other banks	4,165,000	3,920,000

Investment securities available for sale, at fair value	31,209,515	21,672,040
Investment securities held to maturity (fair value
approximates $64,055,714 and $62,084,319)	61,968,113	59,863,489
Federal Home Loan Bank stock, at cost	1,406,000	1,447,500
Total investment securities	94,583,628	82,983,029

Loans	207,787,773	204,167,116
Less: Unearned income	(28,092)	(30,100)
Allowance for loan losses	(2,943,568)	(2,844,903)
Loans, net	204,816,113	201,292,113

Premises and equipment, net	10,176,936	10,149,290
Foreclosed assets, net	1,524,156	1,689,861
Intangible assets	273,113	327,038
Bank owned life insurance	4,775,442	4,766,513
Other assets	5,444,814	5,472,526

Total assets	$366,050,056	$347,181,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$27,716,460	$28,881,314
Money Market	94,069,959	77,132,984
Savings	27,586,739	25,988,297
Certificates of deposit $100,000 and over	34,985,621	36,590,450
Other time accounts	53,694,045	55,097,669
Total interest-bearing deposits	238,052,824	223,690,714
Noninterest-bearing deposits	72,604,525	68,071,346
Total deposits	310,657,349	291,762,060

Short-term borrowed funds	2,000,000	2,000,000
Long-term debt	20,000,000	20,000,000
Other liabilities	3,045,126	3,544,354
Total liabilities	335,702,475	317,306,414

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	21,127,573	20,663,681
Accumulated other comprehensive loss	(661,565)	(670,246)
Treasury stock, at cost 1,745,998 shares for 2013
and 2012	(26,113,795)	(26,113,795)
Total stockholders' equity	30,347,581	29,875,008

Total liabilities and stockholders' equity	$366,050,056	$347,181,422

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2013	2012
Interest income:
Interest and fees on loans	$2,918,151	$2,701,439
Interest on taxable securities available for sale	144,611	201,009
Interest on taxable securities held to maturity	105,513	151,786
Interest on tax exempt securities	277,732	238,581
Dividends	8,280	5,450
Interest on deposits in other banks	23,272	17,957
Interest on certificates of deposit in other banks	10,650	3,695
Total interest income	3,488,209	3,319,917

Interest expense:
Interest on deposits	245,008	291,338
Interest on federal funds purchased	1	0
Interest on other short-term borrowings	13,759	11,089
Interest on long-term debt	173,506	189,308
Total interest expense	432,274	491,735
Net interest income	3,055,935	2,828,182
Provision for loan losses	105,000	105,000
Net interest income after provision for loan losses	2,950,935	2,723,182

Noninterest income:
Service charges on deposit accounts	299,751	299,425
Income from trust services	50,193	50,778
Income from retail brokerage services	76,069	94,883
Income from insurance services	359,072	375,200
Income from mortgage banking services	260,587	567,191
Provision for foreclosed property losses	0	(75,000)
Net gain (loss) on sale or disposition of assets	(53,927)	(55,581)
Other income	214,010	212,447
Total noninterest income	1,205,755	1,469,343

Noninterest expense:
Salaries and employee benefits	2,102,639	2,021,600
Occupancy expense	253,415	233,978
Equipment expense	232,019	222,632
Data processing expense	276,926	278,435
Amortization of intangible assets	53,925	55,816
Other operating expenses	630,263	659,564
Total noninterest expenses	3,549,187	3,472,025
Income before income taxes	607,503	720,500
Provision for income taxes	41,697	149,324
Net income	$565,806	$571,176

Earnings per share of common stock:
Net income, basic	$0.22	$0.22
Net income, diluted	$0.22	$0.22
Dividends paid per share	$0.04	$0.04
Weighted average shares outstanding	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837

3

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2013	2012

Net income	$565,806	$571,176
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	13,153	(59,103)
Federal income tax expense (benefit)	(4,472)	20,095
Other comprehensive income (loss), net of tax	8,681	(39,008)
Total comprehensive income	$574,487	$532,168

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2013	2012
Cash flows from operating activities:
Net income	$565,806	$571,176
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	105,000	105,000
Provision for foreclosed asset losses	0	75,000
Depreciation	230,277	210,171
Net amortization of investment securities	88,067	98,342
Income on cash surrender value of bank owned life insurance	(8,929)	(41,582)
Amortization of intangibles	53,925	55,816
Loss on sale/writedown of foreclosed assets	53,927	55,581
Change in:
Funds held related to mortgage banking activities	106,373	(32,958)
Other assets	23,239	180,905
Other liabilities	(605,601)	(162,803)
Net cash provided by operating activities	612,084	1,114,648

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	2,007,264	1,747,433
Proceeds from calls, paydowns and maturities of securities AFS	1,650,285	1,979,181
Purchase of securities held to maturity	(4,193,607)	(5,658,682)
Purchase of securities available for sale	(11,139,454)	(2,600)
Purchase of certificates of deposit in other banks	(245,000)	0
Net change in loans	(3,629,000)	(3,272,014)
Purchase of premises and equipment	(257,923)	(887,726)
Proceeds from sales of other assets	111,777	206,419
Net cash used in investing activities	(15,695,658)	(5,887,989)

Cash flows from financing activities:
Net change in deposits	18,895,289	12,866,543
Cash dividends paid	(101,913)	(101,913)
Net cash provided for financing activities	18,793,376	12,764,630

Increase in cash and cash equivalents	3,709,802	7,991,289
Cash and cash equivalents - beginning of period	36,581,052	21,050,406
Cash and cash equivalents - end of period	$40,290,854	$29,041,695

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$0	$306,000
Unrealized gain (loss) on securities available for sale	$13,153	$(59,103)

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation’s 2012 Annual Report on Form 10K.

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

 Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $239,031 at March 31, 2013.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. No additional provisions were added in the first quarter 2013. As of March 31, 2013, the valuation allowance for foreclosed asset losses remains at $895,000.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. At March 31, 2013, and December 31, 2012, the policies had a value of $4,775,442 and $4,766,513, respectively, and were 15.7% and 16.0%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $37,442 for the three month period ended March 31, 2013.

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

In September 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized in November 2009. As a result, the Corporation is carrying a prepaid asset of $403 thousand as of March 31, 2013. The Corporation’s quarterly risk-based deposit insurance assessments will be paid from this amount until the amount is exhausted or until June 28, 2013, when any amount remaining would be returned to the Corporation.

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

On November 9, 2010, the FDIC adopted the final rule that provides temporary unlimited coverage for noninterest-bearing transaction accounts at all FDIC-insured depository institutions (IDIs) in anticipation of the expiration of the Transaction Account Guarantee Program on December 31, 2010. The separate coverage for noninterest-bearing transaction accounts became effective on December 31, 2010, and terminated on December 31, 2012. Unlike the Transaction Account Guarantee Program, the Dodd-Frank Act definition of noninterest-bearing transaction accounts does not include either low-interest Negotiable Order of Withdrawal (NOW) accounts or Interest on Lawyer Trust Accounts (IOLTAs). Since the unlimited coverage on non-interest bearing expired as noted above, all account types (including non-interest bearing) were subject to the FDIC’s general deposit insurance coverage of $250,000 as of January 1, 2013.

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

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvement.” It makes conforming amendments related to fair value measurements within the ASC as well as other technical corrections covering a broad range of topics. The amendments in the update that did not have transition guidance were effective upon issuance and the amendments subject to transition guidance are effective for fiscal periods beginning after December 15, 2012, for public entities. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

In September, 2011, the FASB issued ASU 2011-08, “Intangibles – Goodwill and Other.” This ASU is intended to simplify how an entity tests goodwill for impairment. The new guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer is required to calculate the fair value of a reporting unit unless the entity determines, based on its qualitative assessment, that it is more likely than not that the reporting unit’s fair value is less than its carrying amount. The ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

Loans:

The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC 310,  Accounting by Creditors for Impairment of a Loan, (ASC 310).  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with ASC 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

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

Commitments to Extend Credit and Standby Letters of Credit:

Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2013.

	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$20,077,775	$0	$20,077,775
State and municipal securities	0	1,528,740	0	1,528,740
Residential mortgage-backed securities	0	9,343,000	0	9,343,000
Equity securities	260,000	0	0	260,000
Total	$260,000	$30,949,515	$0	$31,209,515

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2013.

	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$1,524,156	$0	$1,524,156
Impaired loans	0	2,957,648	0	2,957,648
Total assets at fair value	$0	$4,481,804	$0	$4,481,804

 The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2013, and December 31, 2012, are as follows:

		Estimated Fair Value
March 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$40,291	$40,291	$0	$0	$40,291
Certificates of deposit in other banks	4,165	4,165	0	0	4,165
Investment securities available for sale	31,210	260	30,950	0	31,210
Investment securities held to maturity	61,968	0	64,056	0	64,056
Federal Home Loan Bank stock	1,406	0	1,406	0	1,406
Loans, net	204,816	0	202,315	0	202,315
Liabilities:
Deposits	310,657	0	310,956	0	310,956
FHLB advances	$22,000	$0	$22,505	$0	$22,505

		Estimated Fair Value
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$36,581	$36,581	$0	$0	$36,581
Certificates of deposit in other banks	3,920	3,920	0	0	3,920
Investment securities available for sale	21,672	134	21,538	0	21,672
Investment securities held to maturity	59,863	0	62,084	0	62,084
Federal Home Loan Bank stock	1,448	0	1,448	0	1,448
Loans, net	201,292	0	199,801	0	199,801
Liabilities:
Deposits	291,762	0	292,138	0	292,138
FHLB advances	$22,000	$0	$22,648	$0	$22,648

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at March 31, 2013, and December 31, 2012, were as follows:

Securities Available For Sale:

March 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$20,088,147	$30,906	$41,278	$20,077,775
State and municipal securities	1,536,144	23,336	30,740	1,528,740
Residential mortgage-backed securities	8,732,824	610,176	0	9,343,000
Total debt securities AFS	30,357,115	664,418	72,018	30,949,515
Equity securities	174,549	85,451	0	260,000

Total securities AFS	$30,531,664	$749,869	$72,018	$31,209,515

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$8,953,767	$13,125	$22,880	$8,944,012
State and municipal securities	2,141,634	58,291	19,897	2,180,028
Residential mortgage-backed securities	9,737,393	677,007	0	10,414,400
Total debt securities AFS	20,832,794	748,423	42,777	21,538,440
Equity securities	174,549	0	40,949	133,600

Total securities AFS	$21,007,343	$748,423	$83,726	$21,672,040

Securities Held to Maturity:

March 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$47,860,997	$1,434,020	$23,993	$49,271,024
Residential mortgage-backed securities	14,107,116	677,574	0	14,784,690

Total securities HTM	$61,968,113	$2,111,594	$23,993	$64,055,714

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$44,173,630	$1,511,179	$38,955	$45,645,854
Residential mortgage-backed securities	15,689,859	748,606	0	16,438,465

Total securities HTM	$59,863,489	$2,259,785	$38,955	$62,084,319

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

March 31, 2013	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$41,278	$10,082,540	$0	$0
State and municipal securities	30,740	860,404	0	0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	72,018	10,942,944	0	0
Temporarily impaired equity securities	0	0	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$72,018	$10,942,944	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$23,993	$8,362,968	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$23,993	$8,362,968	$0	$0

December 31, 2012	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$22,880	$5,977,120	$0	$0
State and municipal securities	19,897	872,738	0	0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	42,777	6,849,858	0	0
Temporarily impaired equity securities	0	0	40,949	133,600
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$42,777	$6,849,858	$40,949	$133,600

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$38,955	$7,908,608	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$38,955	$7,908,608	$0	$0

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

At March 31, 2013, the debt securities with unrealized losses have depreciated 0.5% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at March 31, 2013 and December 31, 2012, was as follows:

	March 31, 2013		December 31, 2012

Commercial, financial and agricultural loans	$37,985,807	18.3%	$40,506,802	19.8%
Real estate:
Construction loans	17,270,573	8.3%	16,988,817	8.3%
Commercial mortgage loans	75,798,812	36.5%	70,059,410	34.3%
Residential loans	61,701,029	29.7%	62,433,339	30.6%
Agricultural loans	11,447,026	5.5%	10,169,251	5.0%
Consumer & other loans	3,584,526	1.7%	4,009,497	2.0%

Loans outstanding	207,787,773	100.0%	204,167,116	100.0%

Unearned interest and discount	(28,092)		(30,100)
Allowance for loan losses	(2,943,568)		(2,844,903)
Net loans	$204,816,113		$201,292,113

The Corporation’s only significant concentration of credit at March 31, 2013, occurred in real estate loans which totaled $166,217,440. However, this amount was not concentrated in any specific segment within the market or geographic area. Average loans outstanding were $203,106,167 for the three months ended March 31, 2013.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At March 31, 2013, $29,988,659 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at March 31, 2013.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$16,775,774
After one year but within five years	32,802,920
After five years	5,677,686

Total	$55,256,380

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at March 31, 2013.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 35,327,316	$ 3,153,290	$ 38,480,606

The following table presents information concerning outstanding balances of nonaccrual and accruing loans for 90 days past-due, troubled debt restructured and other potential problem loans as well as foreclosed assets for the indicated period.

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Potential Problem	Total	Foreclosed Assets

March 31, 2013	$847,757	$0	$601,328	$293,979	$1,743,064	$1,524,156
December 31, 2012	$25,187	$0	$198,794	$372,098	$596,079	$1,689,861

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

Loans placed on nonaccrual status amounted to $847,757 and $25,187 at March 31, 2013 and December 31, 2012, respectively. There were no past due loans over ninety days and still accruing at March 31, 2013 or December 31, 2012. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $0 for both March 31, 2013, and December 31, 2012.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of March 31, 2013
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$182,332	$0	$182,332	$0	$37,803,475	$37,985,807
Real estate:
Construction loans	324,786	0	324,786	0	16,945,787	17,270,573
Commercial mortgage loans	889,762	0	889,762	181,435	74,727,615	75,798,812
Residential loans	528,061	0	528,061	666,322	60,506,646	61,701,029
Agricultural loans	0	0	0	0	11,447,026	11,447,026
Consumer & other loans	58,126	0	58,126	0	3,526,400	3,584,526

Total loans	$1,983,067	$0	$1,983,067	$847,757	$204,956,949	$207,787,773

	Age Analysis of Past Due Loans As of December 31, 2012
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$317,692	$0	$317,692	$0	$40,189,110	$40,506,802
Real estate:
Construction loans	306,673	0	306,673	0	16,682,144	16,988,817
Commercial mortgage loans	568,127	0	568,127	0	69,491,283	70,059,410
Residential loans	4,923,435	0	4,923,435	25,187	57,484,717	62,433,339
Agricultural loans	0	0	0	0	10,169,251	10,169,251
Consumer & other loans	52,963	0	52,963	0	3,956,534	4,009,497

Total loans	$6,168,890	$0	$6,168,890	$25,187	$197,973,039	$204,167,116

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

At March 31, 2013, and December 31, 2012, impaired loans amounted to $2,957,648 and $2,189,199, respectively. A reserve amount of $532,560 and $245,811 were recorded in the allowance for loan losses for these impaired loans as of March 31, 2013, and December 31, 2012, respectively.

The following tables present impaired loans, segregated by class of loans as of March 31, 2013, and December 31, 2012:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
March 31, 2013	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$249,751	$0	$249,751	$249,751	$229,354	$39,287	$6,216
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	956,651	181,435	775,216	956,651	156,695	487,679	36,453
Residential loans	1,739,408	552,656	1,186,752	1,739,408	146,511	964,821	73,752
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	11,838	11,838	0	11,838	0	2,464	362

Total loans	$2,957,648	$745,929	$2,211,719	$2,957,648	$532,560	$1,494,251	$116,783

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2012	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$53,634	$0	$53,634	$53,634	$33,238	$29,551	$1,878
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	588,776	182,253	406,523	588,776	70,040	341,311	29,708
Residential loans	1,536,147	0	1,536,147	1,536,147	137,040	743,770	63,470
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	10,642	5,149	5,493	10,642	5,493	3,884	225

Total loans	$2,189,199	$187,402	$2,001,797	$2,189,199	$245,811	$1,118,516	$95,281

At March 31, 2013, and December 31, 2012, included in impaired loans were $457,154 and $52,190, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at March 31, 2013, and December 31, 2012, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at March 31, 2013, and December 31, 2012. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	March 31, 2013
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$38,709	$0	1	$38,709	0	$0
Real estate:
Construction loans	81,786	0	1	81,786	0	0
Commercial mortgage loans	406,608	0	1	406,608	0	0
Residential loans	43,137	0	1	43,137	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	31,088	0	5	31,088	0	0
Total TDR’s	$601,328	$0	9	$601,328	0	$0

	December 31, 2012
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$39,277	$0	1	$39,277	0	$0
Real estate:
Construction loans	82,171	0	1	82,171	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	43,351	0	1	43,351	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	33,995	0	5	33,995	0	0
Total TDR’s	$198,794	$0	8	$198,794	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at March 31, 2013, and December 31, 2012.

	March 31, 2013				December 31, 2012
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	1	$38,709	0	$0	1	$39,277	0	$0
Rate reduction	3	129,799	0	0	4	138,435	0	0
Rate reduction, payment modification	5	432,820	0	0	3	21,082	0	0
Total	9	$601,328	0	$0	8	$198,794	0	$0

As of March 31, 2013, and December 31, 2012, the Corporation had a balance of $601,328 and $198,794, respectively, in troubled debt restructurings. The Corporation has no previous charge-offs on such loans as of March 31, 2013, and December 31, 2012. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $88,437 and $18,881 at March 31, 2013, and December 31, 2012, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2013.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of March 31, 2013, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of March 31, 2013, and December 31, 2012:

March 31, 2013	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$230,912	$0	$0	$29,359	$0	$259,828	$520,099
Grade 2- Above Avg.	74,500	1,060,575	0	116,027	400,284	4,391	1,655,777
Grade 3- Acceptable	28,761,975	7,325,429	30,210,188	35,377,498	6,728,250	2,438,144	110,841,484
Grade 4- Fair	8,206,626	7,614,093	40,389,759	19,624,437	3,491,190	784,941	80,111,046
Grade 5a- Watch	281,865	967,438	1,775,714	1,218,771	382,950	38,641	4,665,379
Grade 5b- OAEM	11,598	0	1,682,160	689,481	444,352	12,563	2,840,154
Grade 6- Substandard	418,331	303,038	1,740,991	4,610,601	0	46,018	7,118,979
Grade 7- Doubtful	0	0	0	34,855	0	0	34,855

Total loans	$37,985,807	$17,270,573	$75,798,812	$61,701,029	$11,447,026	$3,584,526	$207,787,773

December 31, 2012	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$320,295	$0	$0	$29,588	$0	$292,305	$642,188
Grade 2- Above Avg.	208,000	1,079,020	665	118,152	939,469	5,172	2,350,478
Grade 3- Acceptable	31,149,578	5,135,542	28,992,688	36,791,734	5,661,101	2,731,528	110,462,171
Grade 4- Fair	8,117,676	9,500,573	35,906,982	19,854,579	2,654,197	847,579	76,881,586
Grade 5a- Watch	471,472	967,009	1,643,198	852,787	385,412	57,009	4,376,887
Grade 5b- OAEM	13,415	0	1,685,218	681,156	454,991	35,889	2,870,669
Grade 6- Substandard	226,366	306,673	1,830,659	4,070,488	74,081	40,015	6,548,282
Grade 7- Doubtful	0	0	0	34,855	0	0	34,855
Total loans	$40,506,802	$16,988,817	$70,059,410	$62,433,339	$10,169,251	$4,009,497	$204,167,116

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three month period ended March 31, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.01% for the three months ended March 31, 2013.

Three months ended March 31, 2013:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Charge-offs	14,357	0	0	0	0	8,463	22,820
Recoveries	4,763	0	2,000	6,202	0	3,520	16,485
Net charge-offs	9,594	0	(2,000)	(6,202)	0	4,943	6,335
Provisions charged to operations	40,090	35,021	53	29,073	0	763	105,000
Balance at end of period, March 31, 2013	$340,442	$1,067,074	$1,049,345	$319,878	$0	$166,829	$2,943,568

Ending balance -
Individually evaluated for impairment	$229,354	$0	$156,695	$146,511	$0	$0	$532,560
Collectively evaluated for impairment	111,088	1,067,074	892,650	173,367	0	166,829	2,411,008
Balance at end of period	$340,442	$1,067,074	$1,049,345	$319,878	$0	$166,829	$2,943,568

Loans :
Ending balance -
Individually evaluated for impairment	$249,751	$221,252	$2,219,814	$3,926,127	$115,216	$11,838	$6,743,998
Collectively evaluated for impairment	37,736,056	17,049,321	73,578,998	57,774,902	11,331,810	3,572,688	201,043,775
Balance at end of period	$37,985,807	$17,270,573	$75,798,812	$61,701,029	$11,447,026	$3,584,526	$207,787,773

 The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2012.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Charge-offs	285,710	248,637	9,439	241,176	0	11,890	796,852
Recoveries	59,909	0	10,716	19,283	0	6,847	96,755
Net charge-offs	225,801	248,637	(1,277)	221,893	0	5,043	700,097
Provisions charged to operations	143,525	158,040	(812)	141,041	0	3,206	445,000
Balance at end of period, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Ending balance -
Individually evaluated for impairment	$33,238	$0	$70,040	$137,040	$0	$5,493	$245,811
Collectively evaluated for impairment	276,708	1,032,053	977,252	147,563	0	165,516	2,599,092
Balance at end of period	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Loans :
Ending balance -
Individually evaluated for impairment	$53,634	$224,502	$1,943,134	$3,778,183	$74,081	$10,642	$6,084,176
Collectively evaluated for impairment	40,453,168	16,764,315	68,116,276	58,655,156	10,095,170	3,998,855	198,082,940
Balance at end of period	$40,506,802	$16,988,817	$70,059,410	$62,433,339	$10,169,251	$4,009,497	$204,167,116

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	March 31,	December 31,
	2013	2012

Allowance for loss on impaired loans	$532,560	$245,811
Recorded balance of impaired loans	$2,957,648	$2,189,199

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $0 and $306,000 for the periods ended March 31, 2013, and 2012, respectively.

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

•         a cyber-security incident involving the misappropriation, loss or unauthorized disclosure or use of confidential information of our customers; and

•         weather, natural disasters and other catastrophic events and other factors discussed in the Corporation’s other filings with the Securities and Exchange Commission.

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

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through March 2013. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the first quarter of 2013, noninterest income was 25.7% of the Corporation’s total revenue.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve positive results. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

The Corporation’s nonperforming assets decreased $541 thousand to $2.5 million at the end of March 2013 compared with the same period last year. Foreclosed assets decreased $803 thousand compared with the first quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of March 31, 2013, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at March 31, 2013, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At March 31, 2013, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2013, total capital increased $473 thousand to $30.3 million and increased $1.3 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.29% as of March 31, 2013. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2013, was $566 thousand, down $5 thousand from net income of $571 thousand for the first quarter of 2012. This slight decrease in net income was due primarily to a decrease in income from commercial mortgage servicing of $307 thousand. This decrease in income was mostly offset by a $228 thousand greater net interest income compared with the same period last year.

On a per share basis, net income for the first quarter was $.22 per diluted share for both 2013 and 2012. The weighted average common diluted shares outstanding for the quarter were 2.548 million, same as first quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2013	2012	2012	2012	2012
Return on average total assets	0.62%	0.75%	0.53%	0.38%	0.71%
Return on average total equity	7.50%	8.68%	5.76%	4.16%	7.88%
Average shareholders’ equity to Average total assets	8.33%	8.68%	9.14%	9.18%	8.98%
Net interest margin (tax equivalent)	3.94%	4.23%	4.32%	4.24%	4.10%

Comparison of Statements of Income for the Quarter

Total interest income increased $168 thousand to $3.5 million for the three months ended March 31, 2013, compared with the same period in 2012, reflecting $217 thousand higher interest income and fees from loans due to loan growth. Other slight increases were noted in interest on deposits and certificates of deposit in other banks when compared with the first quarter of 2012. These increases were partially offset by a decrease in interest income from investment securities of $61 thousand.

Total interest expense decreased $59 thousand, or 12.1%, to $432 thousand in the first quarter of 2013 compared with the same period in 2012. Interest paid on deposits decreased $46 thousand, or 15.9%, during the first quarter of 2013 due to the low interest rate environment. The average rate paid on average time deposits has decreased 32 basis points compared with the same period ending March 31, 2012. Interest on total borrowings decreased $13 thousand compared with the same quarter in 2012.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.1 million for the first quarter of 2013 compared with $2.8 million in net interest income in the 2012 first quarter. Net interest income after provision for loan losses for the first quarter of 2013 was $3.0 million compared with $2.7 million for the same period in 2012. The first quarter provision for loan losses was $105 thousand in both 2013 and 2012. The Corporation’s net interest margin was 3.94% for the first quarter of 2013, down 16 basis points from the same period last year. The decrease in net interest margin was impacted by a 31 basis point drop in earning asset yields compared with first quarter 2012.

Noninterest income, at 25.7% of the Corporation’s total revenue for the quarter, was $1.2 million for the first quarter, down $264 thousand from the same period in 2012. The quarterly decrease was primarily due to a $307 thousand decrease in income from our commercial mortgage banking subsidiary, Empire Financial Services. Also, income from brokerage and insurance services decreased $19 thousand and $16 thousand, respectfully. Partially offsetting these decreases, the Corporation did not recognize a provision for market value losses on foreclosed properties in the first quarter 2013 compared with a $75 thousand provision in the first quarter last year. All other noninterest income categories remained relatively flat.

Noninterest expense increased $77 thousand to $3.5 million for the first quarter of 2013 compared with the first quarter of 2012. The largest component of noninterest expense, salaries and employee benefits, increased $81 thousand to $2.1 million for the first quarter mainly due to increased employee payroll tax and benefit expenses. Occupancy and equipment expense also increased $19 thousand and $9 thousand, respectively. Partially offsetting these increases, other operating expense decreased $29 thousand compared with the first quarter last year. Data processing expense and amortization of intangible assets remained flat for the first quarter 2013 compared with the same period last year.

Comparison of Financial Condition Statements

At March 31, 2013, total assets were $366.1 million, a 5.4% increase from December 31, 2012. The increase in total assets was primarily due to funding growth that was employed in a $3.6 million increase in loans, a $5.8 million increase in interest-bearing balances in banks, and an $11.8 million increase in investment securities and certificates of deposit in other banks.

Total loans increased $3.6 million to $207.8 million compared with $204.2 million at December 31, 2012. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 56.8% of total assets.

Investment securities and short-term investments which include Federal funds sold, interest-bearing deposits in other banks and certificates of deposit in other banks represented 36.2% of total assets at March 31, 2013. Compared with year-end, investment securities increased $11.6 million, short-term investments increased $5.8 million, and certificates of deposit in other banks increased $245 thousand. This resulted in an overall increase in investments of $17.6 million since the end of 2012.

Deposits increased to $310.7 million at the end of the first quarter of 2013, up $18.9 million from the end of 2012. The increase was primarily due to low interest-bearing transaction accounts and money market deposit accounts, which increased $15.8 million, as well as noninterest-bearing demand deposits, which increased $4.5 million. At March 31, 2013, total deposits represented 84.9% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	March 31,	December 31,	March 31,
	2013	2012	2012

Advance from FHLB with a 2.79% fixed rate of interest maturing July 29, 2013 (transferred to short-term borrowings).	0	0	2,000,000

Advance from FHLB with a 3.85% fixed rate of interest maturing April 30, 2014.	10,000,000	10,000,000	10,000,000

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Total long-term debt	$20,000,000	$20,000,000	$22,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.42% of total loans outstanding at March 31, 2013, compared with 1.39% of loans outstanding at December 31, 2012, and 1.76% at March 31, 2012. Net charge-offs in the 2013 first quarter were $6 thousand compared with net recoveries of $39 thousand in the first quarter of 2012. Management considers the allowance for loan losses as of March 31, 2013, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $2.5 million, or 0.70% of total assets, in the first quarter of 2013, up from $1.8 million, or 0.53% of total assets, at the end of 2012, and down from $3.1 million, or 0.97% of total assets in the same period last year. Nonaccrual loans were $848 thousand in the first quarter of 2013. There were $1.5 million of foreclosed properties in nonperforming assets at the end of the first quarter of 2013 compared with $2.3 million at the end of last year’s first quarter.

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

Financial instruments whose contract amounts represent credit risk :	March 31, 2013	March 31, 2012
	(dollars in thousands)
Commitments to extend credit	$19,282	$16,293
Standby letters of credit and financial guarantees	$10	$25

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At March 31, 2013, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.56%, which is over 55 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	March 31, 2013	For Well Capitalized	Minimum Guidelines
Tier 1 capital	14.08%	6.00%	4.00%
Total risk based capital	15.35%	10.00%	8.00%
Tier 1 leverage ratio	8.49%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	March 31, 2013	For Well Capitalized	Minimum Guidelines
Tier 1 capital	13.34%	6.00%	4.00%
Total risk based capital	14.61%	10.00%	8.00%
Tier 1 leverage ratio	8.04%	5.00%	3.00%

In March 2013, the Corporation paid a quarterly cash dividend of $0.04 per common share. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2012, was included in Item 8 of the form 10K , dated December 31, 2012, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

The annual report form 10K, dated December 31, 2012, does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Corporation’s internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2013, and December 31, 2012; (ii) Consolidated Statements of Income for the three months ended March 31, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013, and 2012; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

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

Date: May 15, 2013

