Form 10-Q
period 2013-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2013-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At July 23, 2013
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - June 30, 2013 (unaudited) and
	December 31, 2012 (audited).	2

b.	Consolidated statements of income (unaudited) – for the six months and
	the three months ended June 30, 2013 and 2012.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	six months and the three months ended June 30, 2013 and 2012.	4

d.	Consolidated statements of cash flows (unaudited) for the six months
	ended June 30, 2013 and 2012.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	37

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	38

SIGNATURE		39

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2013 and December 31, 2012
	(Unaudited)	(Audited)
	June 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$7,237,410	$8,646,515
Interest-bearing deposits in other banks	6,308,124	27,934,537
Cash and cash equivalents	13,545,534	36,581,052

Certificates of deposit in other banks	4,165,000	3,920,000

Investment securities available for sale, at fair value	31,768,594	21,672,040
Investment securities held to maturity (fair value
approximates $62,600,219 and $62,084,319)	62,094,832	59,863,489
Federal Home Loan Bank stock, at cost	1,406,000	1,447,500
Total investment securities	95,269,426	82,983,029

Loans	219,415,416	204,167,116
Less: Unearned income	(29,977)	(30,100)
Allowance for loan losses	(3,049,055)	(2,844,903)
Loans, net	216,336,384	201,292,113

Premises and equipment, net	10,175,898	10,149,290
Foreclosed assets, net	1,068,839	1,689,861
Intangible assets	219,188	327,038
Bank owned life insurance	4,890,000	4,766,513
Other assets	5,699,628	5,472,526

Total assets	$351,369,897	$347,181,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$20,947,353	$28,881,314
Money Market	87,320,120	77,132,984
Savings	29,179,862	25,988,297
Certificates of deposit $100,000 and over	32,377,831	36,590,450
Other time accounts	52,201,463	55,097,669
Total interest-bearing deposits	222,026,629	223,690,714
Noninterest-bearing deposits	74,368,419	68,071,346
Total deposits	296,395,048	291,762,060

Short-term borrowed funds	12,000,000	2,000,000
Long-term debt	10,000,000	20,000,000
Other liabilities	2,771,750	3,544,354
Total liabilities	321,166,798	317,306,414

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	21,599,533	20,663,681
Accumulated other comprehensive loss	(1,278,007)	(670,246)
Treasury stock, at cost 1,745,998 shares for 2013
and 2012	(26,113,795)	(26,113,795)
Total stockholders' equity	30,203,099	29,875,008

Total liabilities and stockholders' equity	$351,369,897	$347,181,422

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$3,034,357	$2,780,804	$5,952,508	$5,482,244
Interest on taxable securities available for sale	155,347	177,626	299,958	378,634
Interest on taxable securities held to maturity	98,119	142,273	203,633	294,059
Interest on tax exempt securities	281,658	247,426	559,389	486,008
Dividends	8,043	10,927	16,322	16,377
Interest on deposits in other banks	13,551	11,624	36,823	29,581
Interest on certificates of deposit in other banks	10,776	3,695	21,427	7,391
Total interest income	3,601,851	3,374,375	7,090,060	6,694,294

Interest expense:
Interest on deposits	215,226	277,192	460,233	568,530
Interest on federal funds purchased	10	2	12	2
Interest on other short-term borrowings	80,217	11,089	93,976	22,178
Interest on long-term debt	109,129	189,308	282,635	378,616
Total interest expense	404,582	477,591	836,856	969,326
Net interest income	3,197,269	2,896,784	6,253,204	5,724,968
Provision for loan losses	105,000	105,000	210,000	210,000
Net interest income after provision for loan losses	3,092,269	2,791,784	6,043,204	5,514,968

Noninterest income:
Service charges on deposit accounts	286,432	299,894	586,183	599,319
Income from trust services	53,321	50,786	103,514	101,563
Income from retail brokerage services	90,618	106,283	166,686	201,167
Income from insurance services	312,268	328,234	671,341	703,434
Income from mortgage banking services	237,061	450,313	497,648	1,017,504
Provision for foreclosed property losses	0	(75,000)	0	(150,000)
Net loss on sale or disposition of assets	(3,059)	(40,900)	(56,986)	(96,481)
Net gain on sale of securities	0	337,804	0	337,804
Other income	172,217	163,460	386,227	375,906
Total noninterest income	1,148,858	1,620,874	2,354,613	3,090,216

Noninterest expense:
Salaries and employee benefits	2,074,531	2,679,571	4,177,171	4,701,171
Occupancy expense	253,082	246,427	506,497	480,405
Equipment expense	228,676	221,899	460,695	444,532
Data processing expense	271,627	285,072	548,553	563,506
Amortization of intangible assets	53,925	55,816	107,850	111,632
Other operating expenses	746,323	614,559	1,376,585	1,274,123
Total noninterest expenses	3,628,164	4,103,344	7,177,351	7,575,369
Income before income taxes	612,963	309,314	1,220,466	1,029,815
Provision for income taxes	39,091	4,478	80,788	153,803
Net income	$573,872	$304,836	$1,139,678	$876,012

Earnings per share of common stock:
Net income, basic	$0.23	$0.12	$0.45	$0.34
Net income, diluted	$0.23	$0.12	$0.45	$0.34
Dividends paid per share	$0.04	$0.04	$0.08	$0.08
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2013	2012	2013	2012

Net income	$573,872	$304,836	$1,139,678	$876,012
Other comprehensive loss, net of tax:
Unrealized loss on securities available for sale	(934,003)	(479,837)	(920,849)	(538,941)
Federal income tax expense	317,561	163,145	313,089	183,240
Other comprehensive loss, net of tax	(616,442)	(316,692)	(607,760)	(355,701)
Total comprehensive income (loss)	$(42,570)	$(11,856)	$531,918	$520,311

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	(Unaudited)	(Unaudited)
	2013	2012
Cash flows from operating activities:
Net income	$1,139,678	$876,012
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	210,000	210,000
Provision for foreclosed asset losses	0	150,000
Depreciation	460,555	420,733
Net amortization of investment securities	178,697	184,980
Income on cash surrender value of bank owned life insurance	(85,446)	(84,394)
Amortization of intangibles	107,850	111,632
Loss on sale/writedown of foreclosed assets	102,757	96,481
Net gain on sale of securities	0	(337,804)
Net loss on disposal of other assets	229	0
Change in:
Funds held related to mortgage banking activities	(17,468)	(359,940)
Other assets	83,388	(302,414)
Other liabilities	(743,083)	(475,379)
Net cash provided by operating activities	1,437,157	489,907

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	4,905,714	4,127,661
Proceeds from calls, paydowns and maturities of securities AFS	2,643,598	5,519,236
Proceeds from sale of securities available for sale	0	8,833,839
Purchase of securities held to maturity	(7,300,801)	(9,713,070)
Purchase of securities available for sale	(13,634,454)	(2,600)
Purchase of certificates of deposit in other banks	(245,000)	0
Net change in loans	(15,358,601)	(13,743,122)
Purchase of bank owned life insurance	(116,000)	0
Proceeds from bank owned life insurance	68,505	0
Purchase of premises and equipment	(487,392)	(1,106,961)
Proceeds from sales of other assets	622,595	407,619
Net cash used in investing activities	(28,901,836)	(5,677,398)

Cash flows from financing activities:
Net change in deposits	4,632,988	10,349,338
Cash dividends paid	(203,827)	(203,827)
Net cash provided for financing activities	4,429,161	10,145,511

Increase (decrease) in cash and cash equivalents	(23,035,518)	4,958,020
Cash and cash equivalents - beginning of period	36,581,052	21,050,406
Cash and cash equivalents - end of period	$13,545,534	$26,008,426

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$104,330	$306,000
Unrealized gain (loss) on securities available for sale	$(920,849)	$(538,942)
Adjustment to Directors’ deferred compensation liability	$(33,000)	$0
Net reclass between short and long-term debt	$10,000,000	$0

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $36,426 at June 30, 2013.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. No additional provisions were added in the first six months of 2013. As of June 30, 2013, the valuation allowance for foreclosed asset losses remains at $895,000.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. At June 30, 2013, and December 31, 2012, the policies had a value of $4,890,000 and $4,766,513, respectively, and were 16.2% and 16.0%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $37,875 and $75,317 for the three and six-month periods ended June 30, 2013.

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

In September 2009, the FDIC adopted a Notice of Proposed Rulemaking (NPR) that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC Board voted to adopt a uniform three-basis point increase in assessment rates effective January 1, 2011, and extend the restoration period from seven to eight years. This rule was finalized in November 2009. As a result, the Corporation carried a prepaid asset that the Corporation’s quarterly risk-based deposit insurance assessments were paid from until the remaining $393 thousand was returned to the Corporation on June 28, 2013.

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

On July 2, 2013, the Federal Reserve Board approved final rules that implement changes to the regulatory capital framework for financial institutions. The new rules include, among other things, the following elements:

1) a new regulatory capital component referred to as “Common Equity Tier 1 capital”, and threshold ratios for this new component;
2) a “capital conservation buffer” above the minimum required level of Common Equity Tier 1 capital, and restrictions on dividend payments, share buybacks, and certain discretionary bonus payments to executive officers if a capital conservation buffer of at least 2.5% of risk-weighted assets is not achieved;
3) the inclusion of accumulated other comprehensive income (AOCI) in Tier 1 capital, although banks with less than $250 billion in total assets will be allowed a one-time opt-out from this requirement;
4) additional constraints on the inclusion of minority interests, mortgage servicing assets, and deferred tax assets in regulatory capital;
5) increased risk-weightings for certain assets, including equity exposures, certain acquisition/development and construction loans, and certain loans that are more than 90-days past due or are on non-accrual status; and
6) an increase in minimum required risk-based capital ratios over a phase-in period, and an increase in the threshold for a “well-capitalized” classification for the Tier 1 Risk-Based Capital Ratio.

These changes will be phased in beginning January 2015, and while management continues to evaluate this final rule and its potential impact, preliminary assessments indicate that the Corporation will continue to exceed all regulatory capital requirements under Basel III.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income". ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new guidance is effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The standard instructs that when a reporting entity recognizes an indemnification asset, it should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amended guidance is effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2013.

	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$19,322,616	$0	$19,322,616
State and municipal securities	0	1,444,263	0	1,444,263
Residential mortgage-backed securities	0	8,169,920	0	8,169,920
Corporate notes	0	2,467,795	0	2,467,795
Equity securities	364,000	0	0	364,000
Total	$364,000	$31,404,594	$0	$31,768,594

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2013.

	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$1,068,839	$0	$1,068,839
Impaired loans	0	2,629,315	0	2,629,315
Total assets at fair value	$0	$3,698,154	$0	$3,698,154

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2013, and December 31, 2012, are as follows:

		Estimated Fair Value
June 30, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$13,546	$13,546	$0	$0	$13,546
Certificates of deposit in other banks	4,165	4,165	0	0	4,165
Investment securities available for sale	31,769	364	31,405	0	31,769
Investment securities held to maturity	62,095	0	62,600	0	62,600
Federal Home Loan Bank stock	1,406	0	1,406	0	1,406
Loans, net	216,336	0	213,298	0	213,298
Liabilities:
Deposits	296,395	0	296,657	0	296,657
FHLB advances	$22,000	$0	$22,394	$0	$22,394

		Estimated Fair Value
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$36,581	$36,581	$0	$0	$36,581
Certificates of deposit in other banks	3,920	3,920	0	0	3,920
Investment securities available for sale	21,672	134	21,538	0	21,672
Investment securities held to maturity	59,863	0	62,084	0	62,084
Federal Home Loan Bank stock	1,448	0	1,448	0	1,448
Loans, net	201,292	0	199,801	0	199,801
Liabilities:
Deposits	291,762	0	292,138	0	292,138
FHLB advances	$22,000	$0	$22,648	$0	$22,648

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at June 30, 2013, and December 31, 2012, were as follows:

Securities Available For Sale:

June 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$20,080,995	$0	$758,379	$19,322,616
State and municipal securities	1,534,695	16,396	106,828	1,444,263
Residential mortgage-backed securities	7,739,423	432,495	1,998	8,169,920
Corporate notes	2,495,084	0	27,289	2,467,795
Total debt securities AFS	31,850,197	448,891	894,494	31,404,594
Equity securities	174,549	189,451	0	364,000

Total securities AFS	$32,024,746	$638,342	$894,494	$31,768,594

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$8,953,767	$13,125	$22,880	$8,944,012
State and municipal securities	2,141,634	58,291	19,897	2,180,028
Residential mortgage-backed securities	9,737,393	677,007	0	10,414,400
Total debt securities AFS	20,832,794	748,423	42,777	21,538,440
Equity securities	174,549	0	40,949	133,600

Total securities AFS	$21,007,343	$748,423	$83,726	$21,672,040

Securities Held to Maturity:

June 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$49,381,797	$658,247	$547,276	$49,492,768
Residential mortgage-backed securities	12,713,035	394,584	168	13,107,451

Total securities HTM	$62,094,832	$1,052,831	$547,444	$62,600,219

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$44,173,630	$1,511,179	$38,955	$45,645,854
Residential mortgage-backed securities	15,689,859	748,606	0	16,438,465

Total securities HTM	$59,863,489	$2,259,785	$38,955	$62,084,319

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

June 30, 2013	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$758,379	$19,322,617	$0	$0
State and municipal securities	106,828	782,867	0	0
Residential mortgage-backed securities	1,998	821,996
Corporate notes	27,289	2,467,795	0	0
Total debt securities AFS	894,494	23,395,275	0	0
Temporarily impaired equity securities	0	0	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$894,494	$23,395,275	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$543,812	$24,194,553	$3,464	$200,033
Residential mortgage-backed securities	168	800,138	0	0
Total securities held to maturity	$543,980	$24,994,691	$3,464	$200,033

December 31, 2012	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$22,880	$5,977,120	$0	$0
State and municipal securities	19,897	872,738	0	0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	42,777	6,849,858	0	0
Temporarily impaired equity securities	0	0	40,949	133,600
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$42,777	$6,849,858	$40,949	$133,600

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$38,955	$7,908,608	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$38,955	$7,908,608	$0	$0

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

At June 30, 2013, the debt securities with unrealized losses have depreciated 2.9% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at June 30, 2013 and December 31, 2012, was as follows:

	June 30, 2013		December 31, 2012

Commercial, financial and agricultural loans	$38,165,726	17.4%	$40,506,802	19.8%
Real estate:
Construction loans	20,540,284	9.4%	16,988,817	8.3%
Commercial mortgage loans	80,147,221	36.5%	70,059,410	34.3%
Residential loans	63,665,870	29.0%	62,433,339	30.6%
Agricultural loans	13,293,358	6.1%	10,169,251	5.0%
Consumer & other loans	3,602,957	1.6%	4,009,497	2.0%
Loans outstanding	219,415,416	100.0%	204,167,116	100.0%

Unearned interest and discount	(29,977)		(30,100)
Allowance for loan losses	(3,049,055)		(2,844,903)
Net loans	$216,336,384		$201,292,113

The Corporation’s only significant concentration of credit at June 30, 2013, occurred in real estate loans which totaled $177,646,733. However, this amount was not concentrated in any specific segment within the market or geographic area. Average loans outstanding were $212,303,543 for the three months and $207,744,409 for the six months ended June 30, 2013.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At June 30, 2013, $28,046,623 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at June 30, 2013.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$20,595,634
After one year but within five years	32,271,178
After five years	5,839,198

Total	$58,706,010

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at June 30, 2013.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 34,962,136	$ 3,148,240	$ 38,110,376

The following table presents information concerning outstanding balances of nonaccrual and accruing loans for 90 days past-due, troubled debt restructured and other potential problem loans as well as foreclosed assets for the indicated period.

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Potential Problem	Total	Foreclosed Assets

June 30, 2013	$749,359	$0	$274,856	$170,535	$1,194,750	$1,068,839
December 31, 2012	$25,187	$0	$198,794	$372,098	$596,079	$1,689,861

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

Loans placed on nonaccrual status amounted to $749,359 and $25,187 at June 30, 2013 and December 31, 2012, respectively. There were no past due loans over ninety days and still accruing at June 30, 2013 or December 31, 2012. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $1,948 for June 30, 2013, and $0 for December 31, 2012.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of June 30, 2013
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$208,615	$0	$208,615	$0	$37,957,111	$38,165,726
Real estate:
Construction loans	219,369	0	219,369	0	20,320,915	20,540,284
Commercial mortgage loans	171,714	0	171,714	749,359	79,226,148	80,147,221
Residential loans	1,074,457	0	1,074,457	0	62,591,413	63,665,870
Agricultural loans	186,968	0	186,968	0	13,106,390	13,293,358
Consumer & other loans	24,419	0	24,419	0	3,578,538	3,602,957

Total loans	$1,885,542	$0	$1,885,542	$749,359	$216,780,515	$219,415,416

	Age Analysis of Past Due Loans As of December 31, 2012
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$317,692	$0	$317,692	$0	$40,189,110	$40,506,802
Real estate:
Construction loans	306,673	0	306,673	0	16,682,144	16,988,817
Commercial mortgage loans	568,127	0	568,127	0	69,491,283	70,059,410
Residential loans	4,923,435	0	4,923,435	25,187	57,484,717	62,433,339
Agricultural loans	0	0	0	0	10,169,251	10,169,251
Consumer & other loans	52,963	0	52,963	0	3,956,534	4,009,497

Total loans	$6,168,890	$0	$6,168,890	$25,187	$197,973,039	$204,167,116

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

At June 30, 2013, and December 31, 2012, impaired loans amounted to $2,629,315 and $2,189,199, respectively. A reserve amount of $433,813 and $245,811 were recorded in the allowance for loan losses for these impaired loans as of June 30, 2013, and December 31, 2012, respectively.

The following tables present impaired loans, segregated by class of loans as of June 30, 2013, and December 31, 2012:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
June 30, 2013	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$37,839	$0	$37,839	$37,839	$19,629	$47,273	$2,859
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	749,359	0	749,359	749,359	149,315	472,957	26,987
Residential loans	1,626,012	551,503	1,053,597	1,605,100	145,347	1,317,678	91,903
Agricultural loans	208,862	0	208,862	208,862	119,522	52,072	4,783
Consumer & other loans	28,155	28,155	0	28,155	0	7,326	909

Total loans	$2,650,227	$579,658	$2,049,657	$2,629,315	$433,813	$1,897,306	$127,441

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2012	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$53,634	$0	$53,634	$53,634	$33,238	$29,551	$1,878
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	588,776	182,253	406,523	588,776	70,040	341,311	29,708
Residential loans	1,536,147	0	1,536,147	1,536,147	137,040	743,770	63,470
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	10,642	5,149	5,493	10,642	5,493	3,884	225

Total loans	$2,189,199	$187,402	$2,001,797	$2,189,199	$245,811	$1,118,516	$95,281

At June 30, 2013, and December 31, 2012, included in impaired loans were $656,016 and $52,190, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at June 30, 2013, and December 31, 2012, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at June 30, 2013, and December 31, 2012. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	June 30, 2013
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$37,839	$0	1	$37,839	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	381,160	0	0	1	381,160
Residential loans	0	0	0	0	0	0
Agricultural loans	208,862	0	1	208,862	0	0
Consumer & other loans	28,155	0	5	28,155	0	0
Total TDR’s	$274,856	$381,160	7	$274,856	1	$381,160

	December 31, 2012
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$39,277	$0	1	$39,277	0	$0
Real estate:
Construction loans	82,171	0	1	82,171	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	43,351	0	1	43,351	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	33,995	0	5	33,995	0	0
Total TDR’s	$198,794	$0	8	$198,794	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at June 30, 2013, and December 31, 2012.

	June 30, 2013				December 31, 2012
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	1	$37,839	0	$0	1	$39,277	0	$0
Rate reduction	1	4,600	0	0	4	138,435	0	0
Rate reduction, payment modification	5	232,417	0	0	3	21,082	0	0
Rate reduction, forbearance of principal	0	0	1	381,160
Total	7	$274,856	1	$381,160	8	$198,794	0	$0

As of June 30, 2013, and December 31, 2012, the Corporation had a balance of $656,016 and $198,794, respectively, in troubled debt restructurings. The Corporation has no previous charge-offs on such loans as of June 30, 2013, and December 31, 2012. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $202,304 and $18,881 at June 30, 2013, and December 31, 2012, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2013.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of June 30, 2013, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of June 30, 2013, and December 31, 2012:

June 30, 2013	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$148,481	$0	$0	$29,134	$0	$266,511	$444,126
Grade 2- Above Avg.	0	1,042,173	0	113,910	400,284	3,210	1,559,577
Grade 3- Acceptable	29,438,509	8,526,405	34,470,429	36,516,695	7,068,077	2,387,051	118,407,166
Grade 4- Fair	8,199,027	9,718,650	40,378,965	20,517,999	4,907,494	860,905	84,583,040
Grade 5a- Watch	164,873	952,109	2,099,933	1,151,449	264,289	36,880	4,669,533
Grade 5b- OAEM	8,821	0	1,681,089	967,044	444,352	15,406	3,116,712
Grade 6- Substandard	206,015	300,947	1,516,805	4,334,784	208,862	32,994	6,600,407
Grade 7- Doubtful	0	0	0	34,855	0	0	34,855
Total loans	$38,165,726	$20,540,284	$80,147,221	$63,665,870	$13,293,358	$3,602,957	$219,415,416

December 31, 2012	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$320,295	$0	$0	$29,588	$0	$292,305	$642,188
Grade 2- Above Avg.	208,000	1,079,020	665	118,152	939,469	5,172	2,350,478
Grade 3- Acceptable	31,149,578	5,135,542	28,992,688	36,791,734	5,661,101	2,731,528	110,462,171
Grade 4- Fair	8,117,676	9,500,573	35,906,982	19,854,579	2,654,197	847,579	76,881,586
Grade 5a- Watch	471,472	967,009	1,643,198	852,787	385,412	57,009	4,376,887
Grade 5b- OAEM	13,415	0	1,685,218	681,156	454,991	35,889	2,870,669
Grade 6- Substandard	226,366	306,673	1,830,659	4,070,488	74,081	40,015	6,548,282
Grade 7- Doubtful	0	0	0	34,855	0	0	34,855
Total loans	$40,506,802	$16,988,817	$70,059,410	$62,433,339	$10,169,251	$4,009,497	$204,167,116

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and six month periods ended June 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.00% for the three months and 0.01% for the six months ended June 30, 2013.

Three months ended June 30, 2013:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, March 31, 2013	$340,442	$1,067,074	$1,049,345	$319,878	$0	$166,829	$2,943,568

Charge-offs	0	0	0	16,000	0	0	16,000
Recoveries	11,366	0	0	3,520	0	1,600	16,486
Net charge-offs	(11,366)	0	0	12,480	0	(1,600)	(486)
Provisions charged to operations	40,896	(35,021)	269	(21,213)	119,522	547	105,000
Balance at end of period, June 30, 2013	$392,704	$1,032,053	$1,049,614	$286,185	$119,522	$168,976	$3,049,054

Six months ended June 30, 2013:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Charge-offs	14,357	0	0	16,000	0	8,463	38,820
Recoveries	16,129	0	2,000	9,723	0	5,119	32,971
Net charge-offs	(1,772)	0	(2,000)	6,277	0	3,344	5,849
Provisions charged to operations	80,986	0	322	7,859	119,522	1,311	210,000
Balance at end of period, June 30, 2013	$392,704	$1,032,053	$1,049,614	$286,185	$119,522	$168,976	$3,049,054

Ending balance -
Individually evaluated for impairment	$19,629	$0	$149,315	$145,347	$119,522	$0	$433,813
Collectively evaluated for impairment	373,075	1,032,053	900,299	140,838	0	168,976	2,615,241
Balance at end of period	$392,704	$1,032,053	$1,049,614	$286,185	$119,522	$168,976	$3,049,054

Loans :
Ending balance -
Individually evaluated for impairment	$37,839	$878,088	$3,682,950	$3,747,206	$208,862	$28,155	$8,583,100
Collectively evaluated for impairment	38,127,887	19,662,196	76,464,271	59,918,664	13,084,496	3,574,802	210,832,316
Balance at end of period	$38,165,726	$20,540,284	$80,147,221	$63,665,870	$13,293,358	$3,602,957	$219,415,416

 The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2012.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Charge-offs	285,710	248,637	9,439	241,176	0	11,890	796,852
Recoveries	59,909	0	10,716	19,283	0	6,847	96,755
Net charge-offs	225,801	248,637	(1,277)	221,893	0	5,043	700,097
Provisions charged to operations	143,525	158,040	(812)	141,041	0	3,206	445,000
Balance at end of period, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Ending balance -
Individually evaluated for impairment	$33,238	$0	$70,040	$137,040	$0	$5,493	$245,811
Collectively evaluated for impairment	276,708	1,032,053	977,252	147,563	0	165,516	2,599,092
Balance at end of period	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Loans :
Ending balance -
Individually evaluated for impairment	$53,634	$224,502	$1,943,134	$3,778,183	$74,081	$10,642	$6,084,176
Collectively evaluated for impairment	40,453,168	16,764,315	68,116,276	58,655,156	10,095,170	3,998,855	198,082,940
Balance at end of period	$40,506,802	$16,988,817	$70,059,410	$62,433,339	$10,169,251	$4,009,497	$204,167,116

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	June 30,	December 31,
	2013	2012

Allowance for loss on impaired loans	$433,813	$245,811
Recorded balance of impaired loans	$2,629,315	$2,189,199

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $104,330 and $306,000 for the periods ended June 30, 2013, and 2012, respectively.

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

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through June 2013. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the second quarter of 2013, noninterest income was 24.2% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets decreased $3.3 million to $2.0 million at the end of June 2013 compared with the same period last year. Foreclosed assets decreased $941 thousand compared with the second quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of June 30, 2013, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at June 30, 2013, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At June 30, 2013, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2013, total capital increased $328 thousand to $30.2 million and increased $1.3 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.60% as of June 30, 2013. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2013, was $574 thousand, up $269 thousand from net income of $305 thousand for the second quarter of 2012. This increase in net income was primarily due to higher net interest income and reduced pension costs compared with the second quarter of 2012.

On a per share basis, net income for the second quarter was $.23 per diluted share compared with $.12 per diluted share for the same quarter in 2012. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as second quarter last year.

For the six months ended June 30, 2013, net income after taxes was $1.1 million, up from $876 thousand for the first half of 2012. On a per share basis, net income for the first six months of 2013 was $.45 per diluted share compared with $.34 per diluted share for the same period in 2012.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2013	2013	2012	2012	2012
Return on average total assets	0.64%	0.62%	0.75%	0.53%	0.38%
Return on average total equity	7.47%	7.50%	8.68%	5.76%	4.16%
Average shareholders’ equity to average total assets	8.54%	8.33%	8.68%	9.14%	9.18%
Net interest margin (tax equivalent)	4.10%	3.94%	4.23%	4.32%	4.24%

Comparison of Statements of Income for the Quarter

Total interest income increased $227 thousand to $3.6 million for the three months ended June 30, 2013, compared with the same period in 2012, reflecting $254 thousand higher interest income and fees from loans due to loan growth. Other slight increases were noted in interest on deposits and certificates of deposit in other banks when compared with the second quarter of 2012. These increases were partially offset by a decrease in interest income from investment securities of $35 thousand.

Total interest expense decreased $73 thousand, or 15.3%, to $405 thousand in the second quarter of 2013 compared with the same period in 2012. Interest paid on deposits decreased $62 thousand, or 22.4%, during the second quarter of 2013 due to the low interest rate environment. The average rate paid on average time deposits has decreased 33 basis points compared with the same period last year. Interest on total borrowings decreased $11 thousand compared with the same quarter in 2012.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.2 million for the second quarter of 2013 compared with $2.9 million in net interest income in the 2012 second quarter. Net interest income after provision for loan losses for the second quarter of 2013 was $3.1 million compared with $2.8 million for the same period in 2012. The second quarter provision for loan losses was $105 thousand in both 2013 and 2012. The Corporation’s net interest margin was 4.10% for the second quarter of 2013, down 14 basis points from the same period last year. The decrease in net interest margin was impacted by a 31 basis point drop in earning asset yields compared with second quarter 2012.

Noninterest income, at 24.2% of the Corporation’s total revenue for the quarter, was $1.1 million for the second quarter, down $472 thousand from the same period in 2012. The quarterly decrease was primarily due to $338 thousand lower gains on the sale of securities and a $213 thousand decrease in income from our commercial mortgage banking subsidiary, Empire Financial Services. Also, income from brokerage and insurance services both decreased $16 thousand compared with the same period last year. Partially offsetting these decreases, the Corporation did not recognize a provision for market value losses on foreclosed properties in the second quarter 2013 compared with a $75 thousand provision in the second quarter last year. All other noninterest income categories remained relatively flat.

Noninterest expense decreased $475 thousand to $3.6 million for the second quarter of 2013 compared with the second quarter of 2012. The largest component of noninterest expense, salaries and employee benefits, decreased $605 thousand to $2.1 million for the second quarter mainly due to the $850 thousand quarter-to-date pension contribution recognized in the second quarter last year. Data processing expense also decreased $13 thousand compared with the second quarter last year. Partially offsetting these decreases, other operating expense increased $132 thousand compared with the second quarter last year resulting mainly from transactions related to foreclosed properties and stock purchase plan expenses. Also, occupancy and equipment expense both increased $7 thousand compared with the same period last year. Amortization of intangible assets remained flat for the second quarter 2013 compared with the same period last year.

Comparison of Statements of Income for the Six-month Period

Total interest income for the first six months of 2013 increased $396 thousand to $7.1 million when compared with the same period in 2012. This increase was primarily due to a $470 thousand increase in interest and fees on loans due to a $22.2 million higher average volume of loans compared with the first six months of 2012. Interest on deposits and certificates of deposit in other banks increased $21 thousand compared with the first half of 2012. These increases were partially offset by a decrease in interest income from investment securities of $96 thousand due to a 49 basis point drop in yield on investments compared with the first six months of last year.

Total interest expense for the six-month period ended June 30, 2013, decreased $132 thousand, or 13.7%, to $837 thousand compared with the same period in 2012. The decrease in interest expense was primarily related to lower interest paid on interest-bearing deposits of $108 thousand, or 19.1%, compared with the first half of 2012 reflecting lower interest rates. Interest on total borrowings declined $24 thousand for the first six months of 2013 compared with the same period last year.

Net interest income for the first six months of 2013 was 9.2% higher at $6.3 million compared with $5.7 million for the same period in 2012, mainly as a result of higher income from loans and lower interest paid on deposits. Net interest income after provision for loan losses was $6.0 million for the first half of 2013 compared with $5.5 million for the same period in 2012. The provision for loan losses was $210 thousand in both the first half of 2013 and 2012. Net interest margin was 4.03% for the first six months of 2013, down from 4.17% for the first half of 2012.

For the first six months of 2013, noninterest income was $2.4 million, down 23.8% from the same period in 2012. The decrease was primarily attributed to a $520 thousand decrease in income from mortgage banking services as well as a $338 thousand lower net gain on the sale of securities for the first six months of 2013 compared with the same period in 2012. Income from retail brokerage services and insurance also decreased $34 thousand and $32 thousand, respectively, compared with the first six months of 2012. Partially offsetting these decreases, no provision for market value losses on foreclosed properties was recognized in the first half of 2013 compared with a $150 thousand provision in the first half of 2012. Also, the net loss on the sale or disposition of assets decreased $38 thousand compared with the same period in 2012.

Noninterest expense decreased $398 thousand for the first six months of 2013 compared with the same period last year. The change was mainly due to a $524 thousand decrease in salary and employee benefits related to the large pension contribution recognized in the second quarter 2012. Also, data processing expense decreased $15 thousand compared with the same period last year. Partially offsetting these decreases, other operating expenses increased by $102 thousand, mainly a reflection of transactions related to foreclosed properties and stock purchase plan expenses. Also, occupancy and equipment expense increased $26 thousand and $16 thousand, respectively.

Comparison of Financial Condition Statements

At June 30, 2013, total assets were $351.4 million, a $4.2 million increase from December 31, 2012. The increase in total assets was primarily due to a $15.2 million growth in loans and a $12.5 million increase in investment securities and certificates of deposit in other banks. Partially offsetting this growth was a $21.6 million decrease in interest-bearing deposits in other banks.

Total loans increased $15.2 million to $219.4 million at June 30, 2013, compared with $204.2 million at December 31, 2012, driven by loan originations in the Moultrie and Valdosta markets. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 62.5% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 30.1% of total assets at June 30, 2013. Compared with year-end, investment securities increased $12.3 million, certificates of deposit in other banks increased $245 thousand, and interest-bearing deposits in other banks decreased $21.6 million. This resulted in an overall decrease in investments of $9.1 million since the end of 2012.

Deposits increased to $296.4 million at the end of the second quarter of 2013, up $4.6 million from the end of 2012. The increase was primarily due to money market deposit accounts and noninterest-bearing demand deposits. At June 30, 2013, total deposits represented 84.4% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	June 30,	December 31,	June 30,
	2013	2012	2012

Advance from FHLB with a 2.79% fixed rate of interest maturing July 29, 2013 (transferred to short-term borrowings).	$0	$0	$2,000,000

Advance from FHLB with a 3.85% fixed rate of interest maturing April 30, 2014 (transferred to short-term borrowings).	0	10,000,000	10,000,000

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Total long-term debt	$10,000,000	$20,000,000	$22,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.39% of total loans outstanding at June 30, 2013, compared with 1.39% of loans outstanding at December 31, 2012, and 1.50% at June 30, 2012. Net recoveries in the 2013 second quarter were $0.5 thousand compared with net charge-offs of $439 thousand in the second quarter of 2012. Management considers the allowance for loan losses as of June 30, 2013, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $2.0 million, or 0.57% of total assets, in the second quarter of 2013, up slightly from $1.8 million, or 0.53% of total assets, at the end of 2012, and down from $5.3 million, or 1.69% of total assets in the same period last year. Nonaccrual loans were $749 thousand in the second quarter of 2013. There were $1.1 million of foreclosed properties in nonperforming assets at the end of the second quarter of 2013 compared with $2.0 million at the end of last year’s second quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	June 30, 2013	June 30, 2012
Commitments to extend credit	$17,881	$18,325
Standby letters of credit and financial guarantees	$10	$25

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At June 30, 2013, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 14.73%, which is over 47 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	June 30, 2013	For Well Capitalized	Minimum Guidelines
Tier 1 capital	13.44%	6.00%	4.00%
Total risk based capital	14.73%	10.00%	8.00%
Tier 1 leverage ratio	8.69%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	June 30, 2013	For Well Capitalized	Minimum Guidelines
Tier 1 capital	12.81%	6.00%	4.00%
Total risk based capital	14.10%	10.00%	8.00%
Tier 1 leverage ratio	8.28%	5.00%	3.00%

On July 2, 2013, the Board of Governors of the Federal Reserve System approved a final rule implementing changes intended to strengthen the regulatory capital framework for all banking organizations (Basel III). The final rule includes transition periods to ease the potential burden with community banks. These changes will be phased in beginning January 2015, and while management continues to evaluate this final rule and its potential impact, preliminary assessments indicate that the Corporation will continue to exceed all regulatory capital requirements under Basel III.

In June 2013, the Corporation paid a quarterly cash dividend of $0.04 per common share. A cash dividend of $0.04 per common share was also paid in March 2013. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2013, and December 31, 2012; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013, and 2012; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

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

Date: August 14, 2013

