Form 10-Q
period 2013-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2013-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At October 21, 2013
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - September 30, 2013 (unaudited) and
	December 31, 2012 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months and
	the nine months ended September 30, 2013 and 2012.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and the nine months ended September 30, 2013 and 2012.	4

d.	Consolidated statements of cash flows (unaudited) for the nine months
	ended September 30, 2013 and 2012.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	37

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	38

SIGNATURE		39

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and December 31, 2012
	(Unaudited)	(Audited)
	September 30,	December 31,
	2013	2012
ASSETS
Cash and due from banks	$7,389,536	$8,646,515
Interest-bearing deposits in other banks	25,102,695	27,934,537
Cash and cash equivalents	32,492,231	36,581,052

Certificates of deposit in other banks	4,165,000	3,920,000

Investment securities available for sale, at fair value	33,212,113	21,672,040
Investment securities held to maturity (fair value
approximates $60,948,893 and $62,084,319)	60,390,845	59,863,489
Federal Home Loan Bank stock, at cost	1,721,000	1,447,500
Total investment securities	95,323,958	82,983,029

Loans	221,521,649	204,167,116
Less: Unearned income	(29,821)	(30,100)
Allowance for loan losses	(3,099,203)	(2,844,903)
Loans, net	218,392,625	201,292,113

Premises and equipment, net	10,117,116	10,149,290
Foreclosed assets, net	581,287	1,689,861
Intangible assets	165,263	327,038
Bank owned life insurance	4,935,135	4,766,513
Other assets	5,820,447	5,472,526

Total assets	$371,993,062	$347,181,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$21,498,527	$28,881,314
Money Market	83,865,349	77,132,984
Savings	29,290,784	25,988,297
Certificates of deposit $100,000 and over	41,578,305	36,590,450
Other time accounts	50,586,467	55,097,669
Total interest-bearing deposits	226,819,432	223,690,714
Noninterest-bearing deposits	81,837,901	68,071,346
Total deposits	308,657,333	291,762,060

Short-term borrowed funds	10,000,000	2,000,000
Long-term debt	19,000,000	20,000,000
Other liabilities	3,529,192	3,544,354
Total liabilities	341,186,525	317,306,414

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	22,148,200	20,663,681
Accumulated other comprehensive loss	(1,223,236)	(670,246)
Treasury stock, at cost 1,745,998 shares for 2013
and 2012	(26,113,795)	(26,113,795)
Total stockholders' equity	30,806,537	29,875,008

Total liabilities and stockholders' equity	$371,993,062	$347,181,422

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2013	2012	2013	2012
Interest income:
Interest and fees on loans	$3,104,117	$2,921,188	$9,056,625	$8,403,432
Interest on taxable securities available for sale	149,301	116,073	449,259	494,708
Interest on taxable securities held to maturity	90,578	121,500	294,211	415,560
Interest on tax exempt securities	271,199	260,153	830,588	746,160
Dividends	10,398	5,602	26,720	21,979
Interest on deposits in other banks	12,499	12,349	49,322	41,929
Interest on certificates of deposit in other banks	10,928	5,214	32,355	12,605
Total interest income	3,649,020	3,442,079	10,739,080	10,136,373

Interest expense:
Interest on deposits	209,152	274,496	669,385	843,026
Interest on federal funds purchased	1	1	13	4
Interest on other short-term borrowings	102,669	17,560	196,646	39,738
Interest on long-term debt	91,984	177,362	374,618	555,978
Total interest expense	403,806	469,419	1,240,662	1,438,746
Net interest income	3,245,214	2,972,660	9,498,418	8,697,627
Provision for loan losses	105,000	105,000	315,000	315,000
Net interest income after provision for loan losses	3,140,214	2,867,660	9,183,418	8,382,627

Noninterest income:
Service charges on deposit accounts	338,348	320,434	924,532	919,753
Income from trust services	60,869	51,027	164,383	152,591
Income from retail brokerage services	88,414	80,764	255,100	281,931
Income from insurance services	307,912	271,877	979,252	975,312
Income from mortgage banking services	204,467	340,255	702,115	1,357,758
Provision for foreclosed property losses	0	(75,000)	0	(225,000)
Net loss on sale or disposition of assets	(11,102)	16,453	(68,088)	(80,028)
Net gain on sale of securities	0	0	0	337,804
Other income	173,856	157,631	560,083	533,537
Total noninterest income	1,162,764	1,163,441	3,517,377	4,253,658

Noninterest expense:
Salaries and employee benefits	2,114,007	2,030,495	6,291,177	6,731,666
Occupancy expense	266,352	261,274	772,849	741,679
Equipment expense	223,778	238,767	684,473	683,299
Data processing expense	277,630	276,855	826,183	840,361
Amortization of intangible assets	53,925	53,925	161,775	165,556
Other operating expenses	635,999	689,578	2,012,584	1,963,701
Total noninterest expenses	3,571,691	3,550,894	10,749,041	11,126,262
Income before income taxes	731,287	480,207	1,951,754	1,510,023
Provision for income taxes	80,705	59,635	161,494	213,438
Net income	$650,582	$420,572	$1,790,260	$1,296,585

Earnings per share of common stock:
Net income, basic	$0.25	$0.17	$0.70	$0.51
Net income, diluted	$0.25	$0.17	$0.70	$0.51
Dividends paid per share	$0.04	$0.04	$0.12	$0.12
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2013	2012	2013	2012
Net income	$650,582	$420,572	$1,790,260	$1,296,585
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	82,986	(101,348)	(837,862)	(640,288)
Federal income tax expense (benefit)	(28,215)	34,458	284,873	217,698
Other comprehensive income (loss), net of tax	54,771	(66,890)	(552,989)	(422,590)
Total comprehensive income (loss)	$705,353	$353,682	$1,237,271	$873,995

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	(Unaudited)	(Unaudited)
	2013	2012
Cash flows from operating activities:
Net income	$1,790,260	$1,296,585
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	315,000	315,000
Provision for foreclosed asset losses	0	225,000
Depreciation	678,783	647,841
Net amortization of investment securities	271,978	251,629
Income on cash surrender value of bank owned life insurance	(130,581)	(129,110)
Amortization of intangibles	161,775	165,556
Loss on sale/writedown of foreclosed assets	142,757	84,481
Net gain on sale of securities	0	(337,804)
Net gain on disposal of other assets	(28,670)	(4,453)
Change in:
Funds held related to mortgage banking activities	410,886	(545,616)
Other assets	(65,647)	(202,712)
Other liabilities	(413,994)	(181,041)
Net cash provided by operating activities	3,132,547	1,585,356

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	7,336,830	10,194,312
Proceeds from calls, paydowns and maturities of securities AFS	3,939,845	6,782,254
Proceeds from sale of securities available for sale	0	8,833,839
Purchase of securities held to maturity	(8,112,143)	(15,259,673)
Purchase of securities available for sale	(16,615,303)	(897,667)
Purchase of certificates of deposit in other banks	(245,000)	(735,000)
Net change in loans	(17,519,842)	(22,538,434)
Purchase of bank owned life insurance	(116,000)	0
Proceeds from bank owned life insurance	68,505	0
Purchase of premises and equipment	(668,091)	(1,272,409)
Proceeds from sales of other assets	1,120,298	915,217
Net cash used in investing activities	(30,810,901)	(13,977,561)

Cash flows from financing activities:
Net change in deposits	16,895,273	28,740,038
Payment of short-term portion of long-term debt	(2,000,000)	(2,000,000)
Proceeds from issuance of long-term debt	9,000,000	0
Cash dividends paid	(305,740)	(305,740)
Net cash provided for financing activities	23,589,533	26,434,298

Increase (decrease) in cash and cash equivalents	(4,088,821)	14,042,093
Cash and cash equivalents - beginning of period	36,581,052	21,050,406
Cash and cash equivalents - end of period	$32,492,231	$35,092,499

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$104,330	$688,000
Unrealized gain (loss) on securities available for sale	$(837,863)	$(640,289)
Adjustment to Directors’ deferred compensation liability	$(33,000)	$0
Net reclass between short and long-term debt	$10,000,000	$2,000,000

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $361,711 at September 30, 2013.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. No additional provisions were added in the first nine months of 2013. As of September 30, 2013, the valuation allowance for foreclosed asset losses remains at $895,000.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. At September 30, 2013, and December 31, 2012, the policies had a value of $4,935,135 and $4,766,513, respectively, and were 16.0% and 16.0%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $52,415 and $127,733 for the three and nine-month periods ended September 30, 2013.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-02, "Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income". ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new guidance was effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In October 2012, the FASB issued ASU 2012-06, “Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution.” ASU 2012-06 clarifies the applicable guidance for subsequently measuring an indemnification asset recognized as a result of a government-assisted acquisition of a financial institution. The standard instructs that when a reporting entity recognizes an indemnification asset, it should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement. The amended guidance was effective for interim and annual periods beginning on or after December 15, 2012. The adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In October 2012, the FASB issued ASU 2012-04, “Technical Corrections and Improvement.” It makes conforming amendments related to fair value measurements within the ASC as well as other technical corrections covering a broad range of topics. The amendments in the update that did not have transition guidance were effective upon issuance and the amendments subject to transition guidance were effective for fiscal periods beginning after December 15, 2012, for public entities. The adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other”; amending ASC Topic 350 to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment and to improve consistency in impairment testing guidance among long-lived asset categories. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset other than goodwill is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test. The amendment was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2013.

	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$19,378,180	$0	$19,378,180
State and municipal securities	0	1,404,001	0	1,404,001
Residential mortgage-backed securities	0	9,498,507	0	9,498,507
Corporate notes	0	2,464,225	0	2,464,225
Equity securities	467,200	0	0	467,200
Total	$467,200	$32,744,913	$0	$33,212,113

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2013.

	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$581,287	$0	$581,287
Impaired loans	0	2,833,051	0	2,833,051
Total assets at fair value	$0	$3,414,338	$0	$3,414,338

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2013, and December 31, 2012, are as follows:

		Estimated Fair Value
September 30, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$32,492	$32,492	$0	$0	$32,492
Certificates of deposit in other banks	4,165	4,165	0	0	4,165
Investment securities available for sale	33,212	467	32,745	0	33,212
Investment securities held to maturity	60,391	0	60,949	0	60,949
Federal Home Loan Bank stock	1,721	0	1,721	0	1,721
Loans, net	218,393	0	220,077	0	220,077
Liabilities:
Deposits	308,657	0	308,935	0	308,935
FHLB advances	29,000	0	29,678	0	29,678

		Estimated Fair Value
December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$36,581	$36,581	$0	$0	$36,581
Certificates of deposit in other banks	3,920	3,920	0	0	3,920
Investment securities available for sale	21,672	134	21,538	0	21,672
Investment securities held to maturity	59,863	0	62,084	0	62,084
Federal Home Loan Bank stock	1,448	0	1,448	0	1,448
Loans, net	201,292	0	199,801	0	199,801
Liabilities:
Deposits	291,762	0	292,138	0	292,138
FHLB advances	22,000	0	22,648	0	22,648

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at September 30, 2013, and December 31, 2012, were as follows:

Securities Available For Sale:

September 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$20,073,762	$0	$695,582	$19,378,180
State and municipal securities	1,533,198	9,327	138,524	1,404,001
Residential mortgage-backed securities	9,108,574	427,155	37,222	9,498,507
Corporate notes	2,495,195	0	30,970	2,464,225
Total debt securities AFS	33,210,729	436,482	902,298	32,744,913
Equity securities	174,549	292,651	0	467,200

Total securities AFS	$33,385,278	$729,133	$902,298	$33,212,113

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$8,953,767	$13,125	$22,880	$8,944,012
State and municipal securities	2,141,634	58,291	19,897	2,180,028
Residential mortgage-backed securities	9,737,393	677,007	0	10,414,400
Total debt securities AFS	20,832,794	748,423	42,777	21,538,440
Equity securities	174,549	0	40,949	133,600

Total securities AFS	$21,007,343	$748,423	$83,726	$21,672,040

Securities Held to Maturity:

September 30, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$48,842,479	$595,818	$453,181	$48,985,116
Residential mortgage-backed securities	11,548,366	415,411	0	11,963,777

Total securities HTM	$60,390,845	$1,011,229	$453,181	$60,948,893

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$44,173,630	$1,511,179	$38,955	$45,645,854
Residential mortgage-backed securities	15,689,859	748,606	0	16,438,465

Total securities HTM	$59,863,489	$2,259,785	$38,955	$62,084,319

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

September 30, 2013	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$695,582	$19,378,180	$0	$0
State and municipal securities	0	0	138,524	749,674
Residential mortgage-backed securities	37,222	728,980	0	0
Corporate notes	30,970	2,464,225	0	0
Total debt securities AFS	763,774	22,571,385	138,524	749,674
Temporarily impaired equity securities	0	0	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$763,774	$22,571,385	$138,524	$749,674

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$448,814	$24,296,695	$4,367	$945,389
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$448,814	$24,296,695	$4,367	$945,389

December 31, 2012	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$22,880	$5,977,120	$0	$0
State and municipal securities	19,897	872,738	0	0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	42,777	6,849,858	0	0
Temporarily impaired equity securities	0	0	40,949	133,600
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$42,777	$6,849,858	$40,949	$133,600

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$38,955	$7,908,608	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$38,955	$7,908,608	$0	$0

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

At September 30, 2013, the debt securities with unrealized losses have depreciated 2.7% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at September 30, 2013 and December 31, 2012, was as follows:

	September 30, 2013		December 31, 2012

Commercial, financial and agricultural loans	$38,163,965	17.2%	$40,506,802	19.8%
Real estate:
Construction loans	20,612,820	9.3%	16,988,817	8.3%
Commercial mortgage loans	81,277,953	36.7%	70,059,410	34.3%
Residential loans	64,595,499	29.2%	62,433,339	30.6%
Agricultural loans	13,402,652	6.0%	10,169,251	5.0%
Consumer & other loans	3,468,760	1.6%	4,009,497	2.0%
Loans outstanding	221,521,649	100.0%	204,167,116	100.0%

Unearned interest and discount	(29,821)		(30,100)
Allowance for loan losses	(3,099,203)		(2,844,903)
Net loans	$218,392,625		$201,292,113

The Corporation’s only significant concentration of credit at September 30, 2013, occurred in real estate loans which totaled $179,888,924. However, this amount was not concentrated in any specific segment within the market or geographic area. Average loans outstanding were $221,797,582 for the three months and $212,480,276 for the nine months ended September 30, 2013.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At September 30, 2013, $31,715,369 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at September 30, 2013.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$26,581,471
After one year but within five years	28,243,394
After five years	3,951,920

Total	$58,776,785

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at September 30, 2013.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 31,644,806	$ 550,508	$ 32,195,314

The following table presents information concerning outstanding balances of nonaccrual and accruing loans for 90 days past-due, troubled debt restructured and other potential problem loans as well as foreclosed assets for the indicated period.

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Potential Problem	Total	Foreclosed Assets

September 30, 2013	$1,134,004	$0	$265,384	$72,315	$1,471,703	$581,287
December 31, 2012	$25,187	$0	$198,794	$372,098	$596,079	$1,689,861

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

Loans placed on nonaccrual status amounted to $1,134,004 and $25,187 at September 30, 2013 and December 31, 2012, respectively. There were no past due loans over ninety days and still accruing at September 30, 2013, or December 31, 2012. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $5,200 for September 30, 2013, and $0 for December 31, 2012.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of September 30, 2013
	30-89 Days Past Due	Greater than 90 Days	Total Accruing Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$655,948	$0	$655,948	$3,389	$37,504,628	$38,163,965
Real estate:
Construction loans	297,887	0	297,887	0	20,314,933	20,612,820
Commercial mortgage loans	97,577	0	97,577	798,452	80,381,924	81,277,953
Residential loans	2,196,918	0	2,196,918	148,630	62,249,951	64,595,499
Agricultural loans	38,547	0	38,547	183,533	13,180,572	13,402,652
Consumer & other loans	29,022	0	29,022	0	3,439,738	3,468,760

Total loans	$3,315,899	$0	$3,315,899	$1,134,004	$217,071,746	$221,521,649

	Age Analysis of Past Due Loans As of December 31, 2012
	30-89 Days Past Due	Greater than 90 Days	Total Accruing Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$317,692	$0	$317,692	$0	$40,189,110	$40,506,802
Real estate:
Construction loans	306,673	0	306,673	0	16,682,144	16,988,817
Commercial mortgage loans	568,127	0	568,127	0	69,491,283	70,059,410
Residential loans	4,923,435	0	4,923,435	25,187	57,484,717	62,433,339
Agricultural loans	0	0	0	0	10,169,251	10,169,251
Consumer & other loans	52,963	0	52,963	0	3,956,534	4,009,497

Total loans	$6,168,890	$0	$6,168,890	$25,187	$197,973,039	$204,167,116

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

At September 30, 2013, and December 31, 2012, impaired loans amounted to $2,833,051 and $2,189,199, respectively. A reserve amount of $376,477 and $245,811 were recorded in the allowance for loan losses for these impaired loans as of September 30, 2013, and December 31, 2012, respectively.

The following tables present impaired loans, segregated by class of loans as of September 30, 2013, and December 31, 2012:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
September 30, 2013	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$40,351	$0	$40,351	$40,351	$22,142	$55,503	$3,482
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	748,358	318,095	366,907	685,002	84,870	582,228	31,774
Residential loans	1,900,189	44,519	1,834,758	1,879,277	171,112	1,525,421	106,615
Agricultural loans	203,171	0	203,171	203,171	98,353	101,864	7,034
Consumer & other loans	25,250	25,250	0	25,250	0	13,200	1,276

Total loans	$2,917,319	$387,864	$2,445,187	$2,833,051	$376,477	$2,278,216	$150,181

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2012	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$53,634	$0	$53,634	$53,634	$33,238	$29,551	$1,878
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	588,776	182,253	406,523	588,776	70,040	341,311	29,708
Residential loans	1,536,147	0	1,536,147	1,536,147	137,040	743,770	63,470
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	10,642	5,149	5,493	10,642	5,493	3,884	225

Total loans	$2,189,199	$187,402	$2,001,797	$2,189,199	$245,811	$1,118,516	$95,281

At September 30, 2013, and December 31, 2012, included in impaired loans were $583,478 and $52,190, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at September 30, 2013, and December 31, 2012, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at September 30, 2013, and December 31, 2012. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 90 days past due.

	September 30, 2013
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$36,962	$0	1	$36,962	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	318,095	0	0	1	318,095
Residential loans	0	0	0	0	0	0
Agricultural loans	203,171	0	1	203,171	0	0
Consumer & other loans	25,251	0	5	25,251	0	0
Total TDR’s	$265,384	$318,095	7	$265,384	1	$318,095

	December 31, 2012
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$39,277	$0	1	$39,277	0	$0
Real estate:
Construction loans	82,171	0	1	82,171	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	43,351	0	1	43,351	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	33,995	0	5	33,995	0	0
Total TDR’s	$198,794	$0	8	$198,794	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at September 30, 2013, and December 31, 2012.

	September 30, 2013				December 31, 2012
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	1	$36,962	0	$0	1	$39,277	0	$0
Rate reduction	1	4,413	0	0	4	138,435	0	0
Rate reduction, payment modification	5	224,009	0	0	3	21,082	0	0
Rate reduction, forbearance of principal	0	0	1	318,095	0	0	0	0
Total	7	$265,384	1	$318,095	8	$198,794	0	$0

As of September 30, 2013, and December 31, 2012, the Corporation had a balance of $583,479 and $198,794, respectively, in troubled debt restructurings. The Corporation had one charge-off of $63,356 on such loans as of September 30, 2013, and no charge-offs as of December 31, 2012. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $117,106 and $18,881 at September 30, 2013, and December 31, 2012, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2013.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of September 30, 2013, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of September 30, 2013, and December 31, 2012:

September 30, 2013	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$357,960	$0	$0	$28,907	$0	$314,329	$701,196
Grade 2- Above Avg.	0	1,023,595	0	98,401	400,284	1,617	1,523,897
Grade 3- Acceptable	27,911,032	7,819,750	32,947,768	36,436,386	7,376,785	2,220,265	114,711,986
Grade 4- Fair	9,544,995	10,273,618	43,102,798	21,508,632	4,531,273	871,001	89,832,317
Grade 5a- Watch	134,188	949,473	2,080,697	1,208,883	261,124	27,187	4,661,552
Grade 5b- OAEM	22,530	248,497	1,711,617	850,910	630,015	3,432	3,467,001
Grade 6- Substandard	193,260	297,887	1,435,073	4,429,194	203,171	30,929	6,589,514
Grade 7- Doubtful	0	0	0	34,186	0	0	34,186
Total loans	$38,163,965	$20,612,820	$81,277,953	$64,595,499	$13,402,652	$3,468,760	$221,521,649

December 31, 2012	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$320,295	$0	$0	$29,588	$0	$292,305	$642,188
Grade 2- Above Avg.	208,000	1,079,020	665	118,152	939,469	5,172	2,350,478
Grade 3- Acceptable	31,149,578	5,135,542	28,992,688	36,791,734	5,661,101	2,731,528	110,462,171
Grade 4- Fair	8,117,676	9,500,573	35,906,982	19,854,579	2,654,197	847,579	76,881,586
Grade 5a- Watch	471,472	967,009	1,643,198	852,787	385,412	57,009	4,376,887
Grade 5b- OAEM	13,415	0	1,685,218	681,156	454,991	35,889	2,870,669
Grade 6- Substandard	226,366	306,673	1,830,659	4,070,488	74,081	40,015	6,548,282
Grade 7- Doubtful	0	0	0	34,855	0	0	34,855
Total loans	$40,506,802	$16,988,817	$70,059,410	$62,433,339	$10,169,251	$4,009,497	$204,167,116

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and nine month periods ended September 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.10% for the three months and 0.04% for the nine months ended September 30, 2013.

Three months ended September 30, 2013:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, June 30, 2013	$392,704	$1,032,053	$1,049,614	$286,185	$119,522	$168,976	$3,049,054

Charge-offs	0	0	63,356	0	0	716	64,072
Recoveries	5,684	0	0	3,431	0	106	9,221
Net charge-offs	(5,684)	0	63,356	(3,431)	0	610	54,851
Provisions charged to operations	(71,849)	0	146,030	44,369	(21,169)	7,619	105,000
Balance at end of period, September 30, 2013	$326,539	$1,032,053	$1,132,288	$333,985	$98,353	$175,985	$3,099,203

Nine months ended September 30, 2013:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Charge-offs	14,357	0	63,356	16,000	0	9,179	102,892
Recoveries	21,813	0	2,000	13,154	0	5,225	42,192
Net charge-offs	(7,456)	0	61,356	2,846	0	3,954	60,700
Provisions charged to operations	9,137	0	146,352	52,228	98,353	8,930	315,000
Balance at end of period, September 30, 2013	$326,539	$1,032,053	$1,132,288	$333,985	$98,353	$175,985	$3,099,203

Ending balance -
Individually evaluated for impairment	$22,142	$0	$84,870	$171,112	$98,353	$0	$376,477
Collectively evaluated for impairment	304,397	1,032,053	1,047,418	162,873	0	175,985	2,722,726
Balance at end of period	$326,539	$1,032,053	$1,132,288	$333,985	$98,353	$175,985	$3,099,203

Loans :
Ending balance -
Individually evaluated for impairment	$40,351	$956,325	$4,590,794	$4,115,190	$386,704	$25,250	$10,114,614
Collectively evaluated for impairment	38,123,614	19,656,495	76,687,159	60,480,309	13,015,948	3,443,510	211,407,035
Balance at end of period	$38,163,965	$20,612,820	$81,277,953	$64,595,499	$13,402,652	$3,468,760	$221,521,649

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2012.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Charge-offs	285,710	248,637	9,439	241,176	0	11,890	796,852
Recoveries	59,909	0	10,716	19,283	0	6,847	96,755
Net charge-offs	225,801	248,637	(1,277)	221,893	0	5,043	700,097
Provisions charged to operations	143,525	158,040	(812)	141,041	0	3,206	445,000
Balance at end of period, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Ending balance -
Individually evaluated for impairment	$33,238	$0	$70,040	$137,040	$0	$5,493	$245,811
Collectively evaluated for impairment	276,708	1,032,053	977,252	147,563	0	165,516	2,599,092
Balance at end of period	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Loans :
Ending balance -
Individually evaluated for impairment	$53,634	$224,502	$1,943,134	$3,778,183	$74,081	$10,642	$6,084,176
Collectively evaluated for impairment	40,453,168	16,764,315	68,116,276	58,655,156	10,095,170	3,998,855	198,082,940
Balance at end of period	$40,506,802	$16,988,817	$70,059,410	$62,433,339	$10,169,251	$4,009,497	$204,167,116

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	September 30,	December 31,
	2013	2012

Allowance for loss on impaired loans	$376,477	$245,811
Recorded balance of impaired loans	$2,833,051	$2,189,199

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $104,330 and $688,000 for the periods ended September 30, 2013, and 2012, respectively.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a full-service banking center that was completed and opened in June 2010 and a mortgage origination office that opened in January 2011 both in Valdosta, Georgia. Continuing our expansion in the Valdosta market, we opened our second banking center in March 2012. We have begun construction on a commercial office adjacent to our North Valdosta branch that will be two stories and approximately 11,000 square feet.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through September 2013. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the third quarter of 2013, noninterest income was 24.2% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets decreased $686 thousand to $1.9 million at the end of September 2013 compared with the same period last year. Foreclosed assets decreased $1.3 million compared with the third quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of September 30, 2013, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at September 30, 2013, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At September 30, 2013, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2013, total capital increased $932 thousand to $30.8 million and increased $1.7 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.28% as of September 30, 2013. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2013, was $651 thousand, up $230 thousand from net income of $421 thousand for the third quarter of 2012. This increase in net income was primarily due to higher net interest income of $272 thousand compared with the third quarter of 2012.

On a per share basis, net income for the third quarter was $.25 per diluted share compared with $.17 per diluted share for the same quarter in 2012. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as third quarter last year.

For the nine months ended September 30, 2013, net income after taxes was $1.8 million, up from $1.3 million for the first nine months of 2012. On a per share basis, net income for the first nine months of 2013 was $.70 per diluted share compared with $.51 per diluted share for the same period in 2012.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2013	2013	2013	2012	2012
Return on average total assets	0.71%	0.64%	0.62%	0.75%	0.53%
Return on average total equity	8.49%	7.47%	7.50%	8.68%	5.76%
Average shareholders’ equity to average total assets	8.37%	8.54%	8.33%	8.68%	9.14%
Net interest margin (tax equivalent)	4.04%	4.10%	3.94%	4.23%	4.32%

Comparison of Statements of Income for the Quarter

Total interest income increased $207 thousand to $3.6 million for the three months ended September 30, 2013, compared with the same period in 2012, reflecting $183 thousand higher interest income and fees from loans due to loan growth. This increase was accompanied by an increase in interest income from investment securities of $18 thousand. Other slight increases were noted in certificates of deposit in other banks when compared with the third quarter of 2012.

Total interest expense decreased $66 thousand, or 14.0%, to $404 thousand in the third quarter of 2013 compared with the same period in 2012. Interest paid on deposits decreased $65 thousand, or 23.8%, during the third quarter of 2013 due to the low interest rate environment. The average rate paid on average time deposits has decreased 31 basis points compared with the same period last year. Interest on total borrowings remained flat compared with the same quarter in 2012.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.2 million for the third quarter of 2013 compared with $3.0 million in net interest income in the 2012 third quarter. Net interest income after provision for loan losses for the third quarter of 2013 was $3.1 million compared with $2.9 million for the same period in 2012. The third quarter provision for loan losses was $105 thousand in both 2013 and 2012. The Corporation’s net interest margin was 4.04% for the third quarter of 2013, down 28 basis points from the same period last year. The decrease in net interest margin was impacted by a 45 basis point drop in earning asset yields compared with third quarter 2012.

Noninterest income, at 24.2% of the Corporation’s total revenue for the quarter, was $1.2 million for the third quarter, remaining relatively flat compared with the same period in 2012. Income from our commercial mortgage banking subsidiary, Empire Financial Services, decreased $136 thousand compared with the third quarter last year. Also, an $11 thousand loss on disposition of assets in the third quarter of 2013 resulted in a $28 thousand decrease compared with the gain recognized in the prior year’s third quarter. Offsetting these decreases, the Corporation did not recognize a provision for market value losses on foreclosed properties in the third quarter 2013 compared with a $75 thousand provision in the third quarter last year. Income on service charges on deposit account also increased $18 thousand compared with the same period last year. Income from insurance, trust and brokerage services increased $36 thousand, $10 thousand and $8 thousand, respectively, compared with last year’s third quarter.

Noninterest expense increased slightly to $3.6 million for the third quarter of 2013 compared with the third quarter of 2012. The largest component of noninterest expense, salaries and employee benefits, increased $84 thousand to $2.1 million for the third quarter mainly due to increased accruals for incentive-based compensation. Partially offsetting this increase, other operating expense decreased $54 thousand compared with the third quarter last year resulting mainly from transactions related to foreclosed properties and stock purchase plan expenses. Also, equipment expense decreased $15 thousand compared with the same period last year. Occupancy expense, data processing expense, and amortization of intangible assets remained relatively flat for the third quarter 2013 compared with the same period last year.

Comparison of Statements of Income for the Nine-month Period

Total interest income for the first nine months of 2013 increased $603 thousand to $10.7 million when compared with the same period in 2012. This increase was primarily due to a $653 thousand increase in interest and fees on loans due to a $22.4 million higher average volume of loans compared with the first nine months of 2012. Interest on deposits and certificates of deposit in other banks increased $27 thousand compared with the first nine months of 2012. These increases were partially offset by a decrease in interest income from investment securities of $78 thousand due to a 70 basis point drop in yield on investments compared with the first nine months of last year.

Total interest expense for the nine-month period ended September 30, 2013, decreased $198 thousand, or 13.8%, to $1.2 million compared with the same period in 2012. The decrease in interest expense was primarily related to lower interest paid on interest-bearing deposits of $174 thousand, or 20.6%, compared with the first nine months of 2012 reflecting lower interest rates. Interest on total borrowings declined $24 thousand for the first nine months of 2013 compared with the same period last year.

Net interest income for the first nine months of 2013 was 9.2% higher at $9.5 million compared with $8.7 million for the same period in 2012, mainly as a result of higher income from loans and lower interest paid on deposits. Net interest income after provision for loan losses was $9.2 million for the first nine months of 2013 compared with $8.4 million for the same period in 2012. The provision for loan losses was $315 thousand in both the first nine months of 2013 and 2012. Net interest margin was 4.03% for the first nine months of 2013, down from 4.22% for the first nine months of 2012.

For the first nine months of 2013, noninterest income was $3.5 million, down 17.3% from the same period in 2012. The decrease was primarily attributed to a $656 thousand decrease in income from mortgage banking services as well as a $338 thousand lower net gain on the sale of securities for the first nine months of 2013 compared with the same period in 2012. Income from retail brokerage services also decreased $27 thousand compared with the first nine months of 2012. Partially offsetting these decreases, no provision for market value losses on foreclosed properties was recognized in the first nine months of 2013 compared with a $225 thousand provision in the first nine months of 2012. Also, other income increased $27 thousand compared with the same period in 2012. All other categories of noninterest income remained relatively flat compared with the same period last year.

Noninterest expense decreased $377 thousand for the first nine months of 2013 compared with the same period last year. The change was mainly due to a $440 thousand decrease in salary and employee benefits related to the large pension contribution recognized in the second quarter 2012. Also, data processing expense decreased $14 thousand compared with the same period last year. Partially offsetting these decreases, other operating expenses increased by $49 thousand and occupancy expense increased $31 thousand compared to the first nine months of last year. Equipment expense and amortization of intangible assets remained relatively flat compared with the same period last year.

Comparison of Financial Condition Statements

At September 30, 2013, total assets were $372.0 million, a $24.8 million increase from December 31, 2012. The increase in total assets was primarily due to a $17.4 million growth in loans and a $12.3 million increase in investment securities, funded by a $16.9 million increase in deposits and a $7 million increase in total borrowings.

Total loans increased $17.4 million to $221.5 million at September 30, 2013, compared with $204.2 million at December 31, 2012. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 59.6% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 33.5% of total assets at September 30, 2013. Compared with year-end, investment securities increased $12.3 million and interest-bearing deposits in other banks decreased $2.8 million. This resulted in an overall increase in investments of $9.5 million since the end of 2012.

Deposits increased to $308.7 million at the end of the third quarter of 2013, up $16.9 million from the end of 2012. The increase was primarily in noninterest-bearing demand deposits. At September 30, 2013, total deposits represented 83.0% of total assets.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	September 30,	December 31,	September 30,
	2013	2012	2012

Advance from FHLB with a 3.85% fixed rate of interest maturing April 30, 2014 (transferred to short-term borrowings).	$0	$10,000,000	$10,000,000

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually beginning September 4, 2014).	9,000,000	0	0

Total long-term debt	$19,000,000	$20,000,000	$20,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.40% of total loans outstanding at September 30, 2013, compared with 1.39% of loans outstanding at December 31, 2012, and 1.36% at September 30, 2012. Net charge-offs in the 2013 third quarter were $55 thousand compared with net charge-offs of $270 thousand in the third quarter of 2012. Management considers the allowance for loan losses as of September 30, 2013, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.9 million, or 0.51% of total assets, in the third quarter of 2013, up slightly from $1.8 million, or 0.53% of total assets, at the end of 2012, and down from $2.6 million, or 0.78% of total assets in the same period last year. Nonaccrual loans were $1.1 million in the third quarter of 2013. There were $581 thousand of foreclosed properties in nonperforming assets at the end of the third quarter of 2013 compared with $1.8 million at the end of last year’s third quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	September 30, 2013	September 30, 2012
Commitments to extend credit	$14,683	$16,802
Standby letters of credit and financial guarantees	$10	$10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At September 30, 2013, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 14.98%, which is over 49 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	September 30, 2013	For Well Capitalized	Minimum Guidelines
Tier 1 capital	13.68%	6.00%	4.00%
Total risk based capital	14.98%	10.00%	8.00%
Tier 1 leverage ratio	8.71%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	September 30, 2013	For Well Capitalized	Minimum Guidelines
Tier 1 capital	13.10%	6.00%	4.00%
Total risk based capital	14.41%	10.00%	8.00%
Tier 1 leverage ratio	8.33%	5.00%	3.00%

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

In September 2013, the Corporation paid a quarterly cash dividend of $0.04 per common share. A cash dividend of $0.04 per common share was also paid in March and June 2013. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2013, and December 31, 2012; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2013, and 2012; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013, and 2012; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements.

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

Date: November 14, 2013

