Form 10-K
period 2013-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2014-03-31
CIK 315849

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2013

[ ] Transition report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the transition period from _____ to _____ .

Commission file number 001-12053

Southwest Georgia Financial Corporation

(Exact Name of Corporation as specified in its charter)

Georgia	58-1392259
(State Or Other Jurisdiction Of	(I.R.S. Employer
Incorporation Or Organization)	Identification No.)

201 First Street, S.E.
Moultrie, Georgia	31768
(Address of Principal Executive Offices)	(Zip Code)

(Corporation’s telephone number, including area code) (229) 985-1120

Securities registered pursuant to Section 12(b) of this Act:

Common Stock $1 Par Value	NYSE MKT LLC
(Title of each class)	(Name of each exchange on
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

Aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2013: $19,094,957 based on 1,948,465 shares at the price of $9.80 per share.

As of March 21, 2014, 2,547,837 shares of the $1.00 par value common stock of Southwest Georgia Financial Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2014 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.

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

PART I

ITEM 1. BUSINESS

Southwest Georgia Financial Corporation (the “Corporation”) is a Georgia bank holding company organized in 1980, which, in 1981, acquired 100% of the outstanding shares of Southwest Georgia Bank (the “Bank”). The Bank commenced operations as Moultrie National Bank in 1928. Currently, it is a state-chartered bank insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County, and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. (“Empire”), a commercial mortgage banking firm located in Baldwin County. The Corporation’s executive office is located at 25 Second Avenue, S. W., Moultrie, Georgia 31768, and its telephone number is (229) 985-1120.

All references herein to the Corporation include Southwest Georgia Financial Corporation, the Bank, and Empire, unless the context indicates a different meaning.

General

The Corporation is a registered bank holding company. All of the Corporation’s activities are currently conducted by the Bank and Empire. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, VISA® business accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a trust and brokerage division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the trust and brokerage area has a securities sales department which offers full-service brokerage services through a third party service provider. The Bank’s Southwest Georgia Insurance Services Division offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, offers commercial mortgage banking services.

Markets

The Corporation conducts banking activities in five counties in southwest and south central Georgia. Population characteristics in these counties range from rural to more metropolitan. Our most recent and largest market is Lowndes County with a total population of 114,552 and the highest growth rate in our markets at 21.51% from 2002 to 2012. Due primarily to the location of a state university and a large air force base in Lowndes County, this market has a median age estimated at 29.8, younger than an average median age of 38.8 in the other four counties that the Bank primarily serves. These counties, Colquitt, Worth, Thomas, and Baker, have an average total population of 28,992 and an average growth in population of 4.15% from 2002 to 2012. Per capita income in Lowndes County was $19,867, slightly higher than an average of $18,483 for the rest of the Bank’s markets.

Agriculture plays a major economic role in the Bank’s markets. Colquitt, Worth, Thomas, Lowndes, and Baker Counties produce a large portion of our state’s crops, including cotton, peanuts, and a variety of vegetables.

Empire provides mortgage banking primarily for commercial properties throughout the southeastern United States.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2013, the Corporation’s deposit base, totaling $310,434,539, consisted of $81,828,637 in noninterest-bearing demand deposits (26.4% of total deposits), $113,021,795 in interest-bearing demand deposits including money market accounts (36.4% of total deposits), $28,791,929 in savings deposits (9.3% of total deposits), $49,835,865 in time deposits in amounts less than $100,000 (16.0% of total deposits), and $36,956,313 in time deposits of $100,000 or more (11.9% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank’s customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2013, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 1.6%, 78.4% and 20%, respectively, of the Bank’s total loan portfolio.

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

Servicing and Origination Fees on Loans

The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and are recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2013, Bank revenue received from mortgage banking services was $939,874 compared with $1,675,936 in 2012. All of this income was from Empire except for $372,637 in 2013 and $354,375 in 2012, which was mortgage banking income from the Bank.

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

Asset/Liability Management

The Asset/Liability Management Committee (“ALCO”) is established by the Bank’s Board of Directors and is charged with establishing policies to manage the assets and liabilities of the Bank. Its task is to manage asset growth, net interest margin, liquidity, and capital in order to maximize income and reduce interest rate risk. To meet these objectives while maintaining prudent management of risks, the ALCO directs the Bank’s overall acquisition and allocation of funds. At its monthly meetings, the ALCO reviews and discusses the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the local, state, and national economy. The Board of Directors reviews ALCO data quarterly.

Investment Policy

The Bank’s investment portfolio policy is to maximize income consistent with liquidity, asset quality, and regulatory constraints. The policy is reviewed periodically by the Board of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved monthly by the Board of Directors.

Employees

The Bank had 112 full-time employees and five part-time employees at December 31, 2013. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition

The banking business is highly competitive. The Bank and Empire compete with other depository institutions and other financial service organizations, including brokers, finance companies, savings and loan associations, credit unions and certain governmental agencies. The Bank ranks fourth out of twenty-six banks in a six county region (Baker, Brooks, Colquitt, Lowndes, Thomas, and Worth) in deposit market share.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The Federal Deposit Insurance Corporation (the “FDIC”) has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2013, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,422,558. For 2013, the Corporation’s cash dividend payout to stockholders was $509,567.

Supervision and Regulation

General.

The following is a brief summary of the supervision and regulation of the Corporation and the Bank as financial institutions and is not intended to be a complete discussion of all NYSE MKT LLC, state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or companies listed on NYSE MKT LLC. Changes in the rules, statutes and regulations applicable to the Corporation and the Bank can affect the operating environment in substantial and unpredictable ways.

The Corporation is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Corporation Act of 1956, as amended (the “Federal Reserve Act”). The Corporation is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.

The Federal Reserve Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Federal Reserve Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

*	making, acquiring or servicing loans and certain types of leases;
*	performing certain data processing services;
*	acting as fiduciary or investment or financial advisor;
*	providing brokerage services;
*	underwriting bank eligible securities;
*	underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
*	making investments in corporations or projects designed primarily to promote community
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

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the bank holding company restrictions of the Federal Reserve Act.

Under this legislation, the Federal Reserve serves as the primary “umbrella” regulator of financial holding companies with supervisory authority over each parent company and limited authority over its subsidiaries. The primary regulator of each subsidiary of a financial holding company will depend on the type of activity conducted by the subsidiary. For example, broker-dealer subsidiaries will be regulated largely by securities regulators and insurance subsidiaries will be regulated largely by insurance authorities.

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total capital to risk-weighted assets of 8%; and (2) a minimum tier I capital to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of tier I capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “tier I capital” generally consists of common equity excluding unrecognized gains and losses on available for sale securities, plus minority interests in equity accounts of consolidated subsidiaries and certain perpetual preferred stock less certain intangibles. The Federal Reserve and the FDIC will require a bank holding company and a bank, respectively, to maintain a leverage ratio greater than 4% if either is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The Federal Reserve and the FDIC consider interest rate risk in the overall determination of a bank’s capital ratio, requiring banks with greater interest rate risk to maintain adequate capital for the risk.

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

As of December 31, 2013 and 2012, the most recent notifications from the FDIC categorized the Bank as “well capitalized” under current regulations.

In July 2013, the Federal Reserve published final rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and all and savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities (collectively, “banking organizations”). The final rules implement the regulatory capital reforms proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III”, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Basel Committee is a committee of central banks and bank supervisors/regulators from the major industrialized countries that develops broad policy guidelines for use by each country’s supervisors in determining the supervisory policies they apply.

The final rules substantially revise the risk-based capital requirements applicable to U.S. banking organizations. Among other things, the final rules:

  establish a new minimum common equity tier I capital requirement of 4.5%, a higher minimum tier I capital to risk-weighted assets requirement of 6.0% and a higher minimum total capital to risk-weighted assets requirement of 8.0% that will be phased in and fully effective in 2015;

  provide, to be considered “well-capitalized”, a new common equity tier I capital requirement of 6.5%, a higher tier I capital to risk-weighted assets requirement of 8.0% and a higher total capital to risk-weighted assets requirement of 10.0% that will be phased in and fully effective in 2015;

  stratify risk-weighting of mortgage loans from 35-200% and add 20% risk-weighting for short term unused loan commitments;

  assign higher risk-weightings (150%) to credit exposures that are more than 90 days past due or are on nonaccrual status and certain “high volatility commercial real estate loans” that finance the acquisition, development or construction of real property;

  mandate that, for banking organizations with less than $15 billion in assets, the ability to treat trust preferred securities as tier I capital will be phased out over a ten-year period;

  require that unrealized gains and losses on certain securities holdings be included for purposes of calculating regulatory capital requirements; and

  limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity tier I capital in addition to the amount necessary to meet its minimum risk-based capital requirements that will be phased in and fully effective in 2019.

The final rules and changes to regulatory capital requirements described above will likely result in generally higher regulatory capital standards for financial institutions of all sizes. Therefore, to continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

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
• Established a Financial Stability Oversight Council chaired by the Secretary of the Treasury with authority to identify institutions and practices that might pose a systemic risk.

•         Implemented corporate governance revisions, including with regard to executive compensation and proxy access by stockholders, that apply to all companies whose securities are registered with the Securities and Exchange Commission (the “SEC”), not just financial institutions.

• Changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.

•        Provided that interchange fees for debit cards will be set by the Federal Reserve under a restrictive “reasonable and proportional cost” per transaction standard. This provision is known as the “Durbin Amendment.” In June 2011, the Federal Reserve adopted regulations for banks with total assets exceeding $10 billion, setting the maximum permissible interchange fee as the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, with an additional adjustment of up to one cent per transaction if the issuer implements certain fraud-prevention standards. At this time it is uncertain whether this new fee structure will impact us.

•        Applied the same leverage and risk-based capital requirements that apply to insured depository institutions to most bank holding companies and require the FDIC and Federal Reserve to seek to make their respective capital requirements for state nonmember banks and bank holding companies countercyclical so that capital requirements increase in times of economic expansion and decrease in times of economic contraction.

•        Made permanent the $250,000 limit for federal deposit insurance and provides unlimited federal deposit insurance until December 31, 2012 for non-interest bearing transaction accounts at all insured depository institutions.

• Repealed the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
• Required the regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. Although we continue to evaluate the impact of the Volcker Rule and the final rules adopted by the Federal Reserve thereunder, we do not currently anticipate that the Volcker Rule will have a material effect on us or the Bank’s operations because neither entity engages in the businesses prohibited by the Volcker Rule.

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

Available Information

The Corporation is subject to the information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), which means that it is required to file certain reports, proxy statements, and other information, all of which are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Copies of the reports, proxy statements, and other information may be obtained from the Public Reference Room of the SEC, at prescribed rates, by calling 1-800-SEC-0330. The SEC maintains an Internet website at www.sec.gov where reports, proxy, information and registration statements, and other information regarding corporations that file electronically with the SEC through the EDGAR system can be retrieved.

The Corporation’s Internet website address is www.sgfc.com.

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation, Bank, and Empire and their ages, positions, and terms of office as of March 31, 2014, are as follows:

Name (Age)	Principal Position	Officer Since

DeWitt Drew	Chief Executive Officer and President of the	1999
(57)	Corporation and Bank

John J. Cole, Jr.	Executive Vice President of the Corporation and	1984
(64)	Chief Operating Officer, Executive Vice President
	and Cashier of the Bank

Jeffery E. Hanson	Executive Vice President of the Corporation and	2011
(48)	Chief Banking Officer and Executive Vice President
	of the Bank

Randall L. (Andy) Webb, Jr.	Chief Credit Officer and Executive Vice President of	1994
(65)	the Bank

George R. Kirkland	Executive Vice President and Treasurer of the	1991
(63)	Corporation and Executive Vice President
	of the Bank

J. Larry Blanton	Senior Vice President of the Bank	2000
(67)

Vayden (Sonny) Murphy, Jr.	Senior Vice President of the Bank	2006
(61)

Danny E. Singley	Senior Vice President of the Bank	2002
(59)

Jeffrey (Jud) Moritz	Senior Vice President of the Bank	2011
(37)

David L. Shiver	Senior Vice President of the Bank	2006
(64)

Donna S. Lott	Senior Vice President of the Bank	1999
(38)

Karen T. Boyd	Senior Vice President of the Bank	2007
(45)

Charles R. Lemons	President and Chief Executive Officer of Empire	2007
(62)

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

Mr. Kirkland became Executive Vice President and Treasurer of the Corporation and Executive Vice President of the Bank in 2013. Previously, he had been Senior Vice President and Treasurer of the Corporation and Senior Vice President and Comptroller of the Bank since 1993.

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

Mrs. Lott became Senior Vice President of the bank in 2014. Previously, she served as Vice President of the bank since 2008 and, prior to that, Assistant Vice President of the Bank since 2007.

Mrs. Boyd became Senior Vice President of the bank in 2014. Previously, she served as Vice President of the bank since 2010 and, prior to that, Assistant Vice President of the Bank since 2007.

Mr. Lemons became President and Chief Executive Officer of Empire in 2008 and served as Executive Vice President of Empire since 2007. Previously, he was employed by Branch Banking & Trust Co. from 1992 to 2006.

Table 1 - Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2013, 2012, and 2011, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

	Year Ended December 31, 2013
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$ 7,443	$ -	- %

Earning assets:
Interest-bearing deposits with banks	26,152	66	0.25%
Loans, net (a) (b) (c)	212,031	12,281	5.79%
Certificates of deposit in other banks	4,101	43	1.05%
Taxable investment securities held to maturity	45,661	996	2.18%
Nontaxable investment securities held to maturity (c)	45,055	1,680	3.73%
Nontaxable investment securities available for sale (c)	1,830	95	5.19%
Other investment securities	1,567	41	2.62%

Total earning assets	336,397	15,202	4.52%
Premises and equipment	10,186
Other assets	11,694

Total assets	$ 365,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$ 77,786	$ -	- %

Interest-bearing liabilities:
NOW accounts	19,230	34	0.18%
Money market deposit accounts	92,325	204	0.22%
Savings deposits	28,359	58	0.20%
Time deposits	88,670	586	0.66%
Federal funds purchased	4	0	0.00%
Other borrowings	25,337	781	3.08%

Total interest-bearing liabilities	253,925	1,663	0.66%
Other liabilities	3,260

Total liabilities	334,971

Common stock	4,294
Surplus	31,702
Retained earnings	20,867
Less treasury stock	(26,114)

Total stockholders’ equity	30,749

Total liabilities and stockholders’ equity	$ 365,720

Net interest income and margin		$ 13,539	4.02%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $691 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2012
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$ 7,742	$ -	- %

Earning assets:
Interest-bearing deposits with banks	23,735	60	0.25%
Loans, net (a) (b) (c)	190,546	11,523	6.05%
Certificates of deposit in other banks	1,457	20	1.37%
Taxable investment securities held to maturity	41,635	1,151	2.76%
Nontaxable investment securities held to maturity (c)	33,858	1,440	4.25%
Nontaxable investment securities available for sale (c)	2,189	133	6.08%
Other investment securities	1,606	33	2.06%

Total earning assets	295,026	14,360	4.87%
Premises and equipment	10,469
Other assets	12,522

Total assets	$ 325,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$ 64,419	$ -	- %

Interest-bearing liabilities:
NOW accounts	21,500	24	0.11%
Money market deposit accounts	64,199	139	0.22%
Savings deposits	25,516	57	0.22%
Time deposits	93,846	892	0.95%
Federal funds purchased	0	0	0.00%
Other borrowings	23,153	787	3.40%

Total interest-bearing liabilities	228,214	1,899	0.83%
Other liabilities	3,839

Total liabilities	296,472

Common stock	4,294
Surplus	31,702
Retained earnings	19,405
Less treasury stock	(26,114)

Total stockholders’ equity	29,287

Total liabilities and stockholders’ equity	$ 325,759

Net interest income and margin		$ 12,461	4.22%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $588 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2011
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$ 7,707	$ -	- %

Earning assets:
Interest-bearing deposits with banks	14,352	35	0.24%
Loans, net (a) (b) (c)	170,424	10,482	6.15%
Certificates of deposit in other banks	119	2	1.68%
Taxable investment securities held to maturity	66,698	1,922	2.88%
Nontaxable investment securities held to maturity (c)	19,617	878	4.48%
Nontaxable investment securities available for sale (c)	3,918	242	6.18%
Other investment securities	1,846	15	0.81%

Total earning assets	276,974	13,576	4.90%
Premises and equipment	9,534
Other assets	13,234

Total assets	$ 307,449

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$ 52,087	$ -	- %

Interest-bearing liabilities:
NOW accounts	20,948	13	0.06%
Money market deposit accounts	58,120	70	0.12%
Savings deposits	24,149	62	0.26%
Time deposits	93,708	1,225	1.31%
Federal funds purchased	309	2	0.65%
Other borrowings	26,027	823	3.16%

Total interest-bearing liabilities	223,261	2,195	0.98%
Other liabilities	4,244

Total liabilities	279,592

Common stock	4,294
Surplus	31,702
Retained earnings	17,975
Less treasury stock	(26,114)

Total stockholders’ equity	27,857

Total liabilities and stockholders’ equity	$ 307,449

Net interest income and margin		$ 11,381	4.11%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $597 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

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

				Due To Changes In (a)
	2013	2012	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$ 66	$ 60	$ 6	$ 6	$ 0
Loans, net (b)	12,281	11,523	758	1,211	(453)
Certificates of deposit in other banks	43	20	23	27	(4)
Taxable investment securities held to maturity	996	1,151	(155)	130	(285)
Nontaxable investment securities held to maturity (b)	1,680	1,440	240	383	(143)
Nontaxable investment securities available for sale (b)	95	133	(38)	(20)	(18)
Other investment securities	41	33	8	(1)	9
Total interest income	15,202	14,360	842	1,736	(894)

Interest paid on:
NOW accounts	35	24	11	(3)	14
Money market deposit accounts	204	139	65	62	3
Savings deposits	58	57	1	6	(5)
Time deposits	586	891	(305)	(47)	(258)
Other borrowings	781	787	(6)	(444)	438
Total interest expense	1,664	1,898	(234)	(426)	192

Net interest earnings	$13,538	$12,462	$ 1,076	$2,162	$(1,086)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2013 and 2012 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

				Due To Changes In (a)
	2012	2011	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$ 60	$ 35	$ 25	$ 24	$ 1
Loans, net (b)	11,523	10,482	1,041	1,214	(173)
Certificates of deposit in other banks	20	2	18	18	0
Taxable investment securities held to maturity	1,151	1,922	(771)	(696)	(75)
Nontaxable investment securities held to maturity (b)	1,440	878	562	604	(42)
Nontaxable investment securities available for sale (b)	133	242	(109)	(105)	(4)
Other investment securities	33	15	18	(2)	20
Total interest income	14,360	13,576	784	1,057	(273)

Interest paid on:
NOW accounts	24	13	11	0	11
Money market deposit accounts	139	70	69	8	61
Savings deposits	57	62	(5)	5	(10)
Time deposits	892	1,225	(333)	2	(335)
Federal funds purchased	0	2	(2)	(1)	(1)
Other borrowings	787	823	(36)	(113)	77
Total interest expense	1,899	2,195	(296)	(99)	(197)

Net interest earnings	$12,461	$11,381	$ 1,080	$1,156	$(76)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2012 and 2011 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Securities held to maturity:
State and municipal	$48,702	$44,174	$29,919
Residential mortgage-backed	10,922	15,690	22,420
Total securities held to maturity	$59,624	$59,864	$52,339

Securities available for sale:
U.S. Government Agencies	$23,580	$8,944	$0
State and municipal	1,440	2,180	2,842
Residential mortgage-backed	8,796	10,414	25,689
Corporate notes	2,470	0	0
Equity securities	175	134	110
Total securities available for sale	$36,461	$21,672	$28,641

At year-end 2013, the total investment portfolio grew to $96,084,807, an increase of $14,549,278, compared with $81,535,529 at year-end 2012. The increase was mainly due to purchases of $29,669,489 of U.S. Government Agency securities, corporate notes and municipal securities. Partially offsetting these purchases were calls and maturities of $5,709,360 of U.S. Government Agency securities and municipal securities as well as residential mortgage-backed securities principal paydowns of approximately $8,130,000. Additionally, we sold 60,000 shares of FNMA preferred stock resulting in a net gain of $311,800.

The following table shows the contractual maturities of debt securities at December 31, 2013, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Mortgage-backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancing and other early payoffs.

	MATURITY
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt Securities:
U.S. Government Agencies	$ 0	0%	$ 8,024	0.94%	$15,653	1.77%	$ 0	0%
State and municipal	2,133	3.63%	24,960	2.40%	20,181	4.15%	2,903	5.04%
Residential mortgage-backed	0	0%	721	4.27%	4,358	3.41%	14,512	3.15%
Corporate Notes	0	0%	482	2.00%	1,983	1.24%	0	0%

Total	$ 2,133	3.63%	$34,187	2.00%	$42,175	3.02%	$17,415	3.48%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2013 and 2012, securities carried at approximately $50,537,648 and $47,592,241, respectively, were pledged to secure public and trust deposits as required by law. At year-end 2013, approximately $8.7 million was overpledged and could be released if necessary for liquidity needs. At December 31, 2013 and 2012, no securities were pledged to secure our Federal Home Loan Bank advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Commercial, financial and agricultural	$43,675	$40,507	$36,678	$27,852	$25,731
Real estate:
Construction loans	15,859	16,989	13,224	16,900	15,597
Commercial mortgage loans	78,722	70,059	60,599	47,649	50,337
Residential loans	64,383	62,433	59,178	51,610	51,314
Agricultural loans	12,606	10,169	6,283	8,428	7,225
Consumer & other	3,469	4,010	5,370	5,320	10,056
Total loans	218,714	204,167	181,332	157,759	160,260
Less:
Unearned interest and discount	26	30	30	26	30
Allowance for loan losses	3,078	2,845	3,100	2,755	2,533
Net loans	$215,610	$201,292	$178,202	$154,978	$157,697

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2013.

Commercial, Financial, Agricultural and Construction
(Dollars in thousands)
Distribution of loans which are due:
In one year or less	$22,469
After one year but within five years	31,629
After five years	5,436
Total	$59,534

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2013.

	Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
	(Dollars in thousands)
Commercial, financial,
agricultural and construction	$ 36,264	$ 801	$37,065

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

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Potential Problem	Total	Foreclosed Assets

	(Dollars in thousands)

December 31, 2013	$913	$0	$256	$672	$1,841	$406
December 31, 2012	$25	$0	$199	$372	$596	$1,690
December 31, 2011	$1,153	$0	$0	$934	$2,087	$2,358
December 31, 2010	$186	$0	$34	$830	$1,050	$3,288
December 31, 2009	$1,521	$0	$62	$0	$1,583	$3,832

In 2013, nonaccrual loans increased due to additional loans becoming past due. Items in foreclosed assets include one large $228,319 residential property. Over $1 million of foreclosed assets were sold in 2013. Other foreclosed assets are one residential property and two commercial properties valued at $177,189.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	Year Ended December 31,

	2013	2012	2011	2010	2009
	(Dollars in thousands)

Average loans outstanding	$215,040	$193,532	$173,341	$160,356	$153,149

Amount of allowance for loan losses at beginning of period	$2,845	$3,100	$2,755	$2,533	$2,376

Amount of loans charged off during period:
Commercial, financial and agricultural	18	286	236	92	227
Real estate:
Construction	0	249	0	30	0
Commercial	161	9	445	416	0
Residential	46	241	113	52	147
Agricultural	0	0	0	0	0
Consumer & other	9	12	13	92	54

Total loans charged off	234	797	807	682	428

Amount of recoveries during period:
Commercial, financial and agricultural	23	60	63	263	0
Real estate:
Construction	0	0	0	0	0
Commercial	5	11	74	0	0
Residential	13	19	21	0	0
Agricultural	0	0	0	0	0
Consumer & other	6	7	11	41	49

Total loans recovered	47	97	169	304	49

Net loans charged off during period	187	700	638	378	379
Additions to allowance for loan losses charged to operating expense during period	420	445	983	600	536

Amount of allowance for loan losses at end of period	$3,078	$2,845	$3,100	$2,755	$2,533

Ratio of net charge-offs during period to average loans outstanding for the period	.09%	.36%	.37%	.24%	.25%

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

	December 31, 2013		December 31, 2012		December 31, 2011
Category	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$ 298	20.0%	$ 310	19.8%	$ 392	20.2%
Real estate:
Construction	1,032	7.3%	1,032	8.3%	1,123	7.3%
Commercial	1,192	36.0%	1,047	34.3%	1,047	33.4%
Residential	301	29.3%	285	30.6%	365	32.6%
Agricultural	77	5.8%	0	5.0%	0	3.5%
Consumer & other	178	1.6%	171	2.0%	173	3.0%

Total	$ 3,078	100.0%	$ 2,845	100.0%	$ 3,100	100.0%

	December 31, 2010		December 31, 2009
Category	Allocation	% of Total Loans	Allocation	% of Total Loans

Commercial, financial and agricultural	$ 134	17.7%	$ 123	18.5%
Real estate:
Construction	1,396	10.7%	1,283	9.7%
Commercial	686	30.2%	631	31.4%
Residential	302	32.7%	278	32.1%
Agricultural	0	5.3%	0	4.5%
Consumer & other	237	3.4%	218	3.8%

Total	$ 2,755	100.0%	$ 2,533	100.0%

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Noninterest-bearing demand deposits	$77,786	$64,419	$52,087

NOW accounts	19,230	21,500	20,948
Money market deposit accounts	92,325	64,199	58,120
Savings	28,359	25,516	24,149
Time deposits	88,670	93,846	93,708

Total interest-bearing	228,584	205,061	196,925

Total average deposits	$306,370	$269,480	$249,012

The maturity of certificates of deposit of $100,000 or more as of December 31, 2013, are presented below.

(Dollars in thousands)

3 months or less	$10,647
Over 3 months through 6 months	5,157
Over 6 months through 12 months	12,744
Over 12 months	8,408

Total outstanding certificates of deposit of $100,000 or more	$36,956

Return on Equity and Assets

Certain financial ratios are presented below.

	Year Ended December 31,
	2013	2012	2011

Return on average assets	0.76%	0.60%	0.48%

Return on average equity	9.02%	6.62%	5.25%

Dividend payout ratio (dividends paid divided by net income)	18.38%	21.02%	17.44%

Average equity to average assets ratio	8.41%	8.99%	9.06%

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in the Corporation’s forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include risks related to:

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

•         the loss of key personnel;

•         competition from financial institutions and other financial service providers;

•         the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations;

•         the impact of new minimum capital thresholds established as a part of the implementation of Basel III;

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

•         a cybersecurity incident involving the misappropriation, loss or unauthorized disclosure or use of confidential information of our customers; and

•         weather, natural disasters and other catastrophic events and other factors discussed in the Corporation’s other filings with the SEC.

Readers are cautioned not to place undue reliance on any forward-looking statements made by or on behalf of the Corporation. Any such statement speaks only as of the date the statement was made. The Corporation undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Corporation’s current and subsequent filings with the SEC.

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

Liquidity is essential to the Corporation’s businesses and it relies on external sources to finance a significant portion of its operations.

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

The Corporation’s construction and land development loan portfolio was $15.9 million at December 31, 2013, comprising 7.3% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

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

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation’s operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2013, the Corporation recorded an allowance for possible loan losses of $3.08 million, compared with $2.84 million for the year ended December 31, 2012. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

Technology difficulties or failures or cyber security breaches of our network security could have a material adverse effect on the Corporation.

The Corporation depends upon data processing, software, and communication and information exchange on a variety of computing platforms and networks. The computer platforms and network infrastructure we use could be vulnerable to unforeseen hardware and cyber security issues. The Corporation cannot be certain that all of its systems are entirely free from vulnerability to cyber-attack or other technological difficulties or failures. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers and expose us to claims from customers. Any of these results could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

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

The Corporation’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including DeWitt Drew, President and CEO; John J. Cole, Jr., Executive Vice President and COO; Jeffery E. Hanson, Executive Vice President and CBO; Randall L. “Andy” Webb, Executive Vice President and CCO; George R. Kirkland, Executive Vice President & Treasurer; and Charles R. Lemons, President and CEO of Empire, could have a material adverse effect on the Corporation’s business, financial condition, and results of operations or liquidity.

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

In July 2013, the Federal Reserve issued final rules to implement Basel III and certain changes required by the Dodd Frank Act that substantially change the regulatory risk-based capital rules applicable to banking organizations. The final rules include new minimum risk-based capital and leverage ratios, which will be phased in beginning January 1, 2015, and modify the capital and asset definitions for purposes of calculating those ratios. Among other things, as of January 1, 2015, the final rules establish a new common equity tier 1 minimum capital requirement of 4.5%, a higher minimum tier 1capital to risk-weighted assets requirement of 6.0% and a higher total capital to risk-weighted assets of 8.0%. In addition, the final rules provide, to be considered “well-capitalized”, a new common equity tier 1 capital requirement of 6.5% and a higher tier 1capital to risk-weighted assets requirement of 8.0% that will be phased in and fully effective as of January 1, 2015. Moreover, the final rules limit a banking organization’s capital distributions and certain discretionary bonus payments if such banking organization does not hold a “capital conservation buffer” consisting of a 2.5% of common equity tier 1 capital in addition to the 4.5% minimum common equity tier 1 requirement and the other amounts necessary to meet the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

While the Basel III only apply to larger financial institutions, changing regulatory capital requirements will likely result in generally higher regulatory capital standards for financial institutions of all sizes and it is difficult at this time to predict when or how any new standards will ultimately be applied to the Corporation and the Bank. The application of the more stringent capital requirements described above could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in us modifying our business strategy and could limit our ability to make dividends.

Changes in government regulation or monetary policy could adversely affect the Corporation.

The Corporation and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Corporation conducts its banking business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Corporation’s securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Corporation. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. Further, federal monetary policy, particularly as implemented through the Federal Reserve, significantly affects credit conditions for the Corporation, and any unfavorable change in these conditions could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. See Part I, Item 1, “Supervision and Regulation.”

ITEM 1B. UNRESOLVED STAFF COMMENTS

There are no unresolved comments from the SEC staff regarding the Corporation’s periodic or current reports under the Exchange Act.

ITEM 2. PROPERTIES

The executive offices of the Corporation are located in the SGB Wealth Strategies office at 25 Second Avenue S.W. Moultrie, Georgia. The main banking office and operations center of the Bank are located in a 22,000 square foot facility at 201 First Street, S. E., Moultrie, Georgia. The Trust and Brokerage area are located in the SGB Wealth Strategies office. The Bank’s Administrative Services office is located across the street from the main office at 205 Second Street, S. E., Moultrie, Georgia. This building is also used for training and meeting rooms, record storage, and a drive-thru teller facility.

Name	Address	Square Feet

Main Office	201 First Street, SE, Moultrie, GA 31768	22,000
Old Operations Center (vacant)	11 Second Avenue, SW, Moultrie, GA 31768	5,000
SGB Wealth Strategies Office	25 Second Avenue, SW, Moultrie, GA 31768	11,000
Administrative Services	205 Second Street, SE, Moultrie, GA 31768	15,000
Southwest Georgia Ins. Services	501 South Main Street, Moultrie, GA 31768	5,600
Baker County Branch	168 Georgia Highway 91, Newton, GA 39870	4,400
Pavo Branch	1102 West Harris Street, Pavo, GA 31778	3,900
Sylvester Branch	300 North Main Street, Sylvester, GA 31791	12,000
Empire Financial Services	121 Executive Parkway, Milledgeville, GA 31061	2,700
North Valdosta Banking Center	3500 North Valdosta Road, Valdosta, GA 31602	5,800
Baytree Banking Center	1404 Baytree Road, Valdosta, GA 31602	3,100

All of the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank’s main office premises and one in each of the Baker County, Sylvester, North Valdosta and Baytree branch offices. These automated teller machines are linked to the STAR network of automated teller machines. The Bank also rents a space for its mortgage servicing office in Valdosta, Georgia. A new commercial banking center in Valdosta, Georgia is currently under construction and is expected to open in the third quarter of 2014.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation, the Bank and Empire are defendants in various legal proceedings. Additionally, in the ordinary course of business, the Corporation, the Bank and Empire are subject to regulatory examinations and investigations. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2013.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Corporation’s common stock trades on the NYSE MKT LLC under the symbol “SGB”. The closing price on December 31, 2013 was $11.58. Below is a schedule of the high and low stock prices for each quarter of 2013 and 2012.

2013
For the Quarter	Fourth	Third	Second	First

High	$11.67	$10.96	$11.46	$11.93

Low	$ 9.30	$ 9.40	$ 9.25	$ 9.04

2012
For the Quarter	Fourth	Third	Second	First

High	$ 9.80	$ 9.99	$11.90	$11.29

Low	$ 8.03	$ 7.03	$ 8.02	$ 8.55

As of December 31, 2013, there were 468 record holders of the Corporation’s common stock. Also, there were approximately 400 additional stockholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation’s common stock were $0.20 per share in 2013 and $0.16 per share in 2012. Our dividend policy objective is to pay out a portion of earnings in dividends to our stockholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation’s Board of Directors after consideration of various factors, which include the Corporation’s financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount bank of dividends that can be paid without regulatory approval. See Part I, Item 1, “Business – Payment of Dividends.” The Corporation and its predecessors have paid cash dividends for the past eighty-five consecutive years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2013, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan and the Director’s and Executive Officers Stock Purchases Plan. No additional option shares can be granted under the Key Individual Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders(1)	10,900	$20.19	128,499
Equity compensation plans not approved by stockholders(2)	0	0.00	0
Total	10,900	$20.19	128,499

(1) The Key Individual Stock Option Plan and The Directors and Executive Officers Stock Purchase Plan.

(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three years.

Performance Graph

The following graph compares the cumulative total stockholder return of the Corporation’s common stock with SNL’s Southeast Bank Index, SNL Bank $250M-$500M Index, the S&P 500 Index and the NASDAQ Composite Index. SNL’s Southeast Bank Index is a compilation of the total return to stockholders over the past five years of a group of 85 banks located in the southeastern states of Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The SNL Bank $250M-$500M Index is a compilation of the total return to stockholders over the past five years of a group of 17 banks in the United States with assets between $250 million and $500 million. The comparison assumes $100 was invested January 1, 2009, and that all semi-annual and quarterly dividends were reinvested each period. The comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2008.

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Corporation’s Common Stock.

Southwest Georgia Financial Corporation

Total Return Performance
350
300
250
200
150
100
50
0
Index Value
12/31/08
12/31/09
12/31/10
12/31/11
12/31/12
12/31/13
Southwest Georgia Financial Corporation
SNL Bank $250-$500M Index
SNL Southeast Bank
S&P 500
NASDAQ Composite

		Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Southwest Georgia Financial Corporation	100.00	86.44	105.68	82.60	96.93	117.34
SNL Bank $250M-$500M Index	100.00	92.55	103.55	97.28	120.75	163.97
SNL Southeast Bank Index	100.00	100.41	97.49	57.04	94.75	128.40
S&P 500 Index	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Composite Index	100.00	145.36	171.74	170.38	200.63	281.22

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information about the Corporation, see selected statistical information on pages 14 - 31 of this Annual Report on Form 10-K.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a full-service banking center that was completed and opened in June 2010 and a mortgage origination office that opened in January 2011 both in Valdosta, Georgia. Continuing our expansion in the Valdosta market, we opened our second banking center in March 2012. We are currently in the process of constructing a new commercial banking facility in Valdosta, Georgia, adjacent to our North Valdosta branch that should be completed in the third quarter of 2014.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through December 2013. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In 2013, noninterest income, at 26.0% of the Corporation’s total revenue declined mainly in revenue from Empire when compared with 28.7% in 2012.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve positive results in 2013. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

At the end of 2013, the Corporation’s nonperforming assets decreased to $1.363 million from $1.849 million at December 31, 2012, due to decreases of $1.284 million in foreclosed assets and $90 thousand in government sponsored entity preferred stock, which was offset partially by an increase of $888 thousand in nonaccrual loans when compared to the end of 2012.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of December 31, 2013, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

For the year ended December 31, 2013, net income was $2.77 million, up $833 thousand from net income of $1.94 million for 2012. The improvement in net income was primarily due to a $1.0 million increase in net interest income after provision for loan losses as interest income and fees on loans increased $764 thousand due to greater loan volume while interest expense declined $236 thousand due to lower rates paid on deposit. Also impacting our net income was a decrease in salaries and employee benefits due primarily to reduced contributions to the pension plan of $648 thousand and a decrease in the provision for foreclosed asset losses of $320 thousand. Partially offsetting these net earnings improvements was a decrease in non-interest income of $434 thousand which was a result of declining income from mortgage banking services of $736 thousand. On a per share basis, we had a net income of $1.09 per diluted share for 2013 compared with a net income of $0.76 per diluted share for 2012.

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

We measure our performance on selected key ratios, which are provided for the last three years in the following table:

	2013	2012	2011
Return on average total assets	0.76%	0.60%	0.48%
Return on average stockholders’ equity	9.02%	6.62%	5.25%
Average stockholders’ equity to average total assets	8.41%	8.99%	9.06%
Net interest margin (tax equivalent)	4.02%	4.22%	4.11%

Net Interest Income

Net interest income after provision for loan losses increased $1.00 million, or 8.8%, to $12.39 million for 2013 when compared with 2012. While total interest income increased $741 thousand, total interest expense decreased $236 thousand. The Corporation recognized a $420 thousand provision for loan losses in 2013, a $25 thousand decrease compared with $445 thousand in 2012. Interest and fees on loans increased $764 thousand mainly due to an increase in average net loan volume of $21.5 million. Partially offsetting this increase, interest income from investment securities decreased $29 thousand due to lower yields on investments when compared with 2012. As a result of the current interest rate environment, interest paid on deposits declined by $229 thousand to $882 thousand at the end of 2013. The average rate paid on average time deposits of $88.7 million decreased 29 basis points when compared with 2012. Also, interest on total borrowings slightly declined by $6 thousand when compared with the prior year.

For the year 2012, net interest income after provision for loan losses increased $1.47 million, or 14.8%, to $11.39 million when compared with 2011. While total interest income increased $630 thousand, total interest expense decreased $296 thousand. The Corporation recognized a $445 thousand provision for loan losses in 2012, a $539 thousand decrease compared with $984 thousand in 2011. The provision decrease was a result of improved credit quality. As a result of the current interest rate environment, interest paid on deposits declined by $258 thousand to $1.11 million at the end of 2012. The average rate paid on average time deposits of $93.8 million decreased 36 basis points when compared with 2011. Interest on total borrowings also declined $36 thousand when compared with 2011. Interest and fees on loans increased $1.05 million mainly due to an increase in average net loan volume of $20.1 million. Partially offsetting this increase, interest income from investment securities decreased $477 thousand mainly due to $12.6 million lower volume of investment securities compared with 2011.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin decreased 20 basis points to 4.02% for 2013 when compared with 2012. The decrease in net interest margin was mainly impacted by a change in asset mix and lower reinvestment yields for securities. Net interest margin was 4.22% for 2012, an 11 basis point increase from 4.11% in 2011.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

34

	2013		2012		2011
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$1,278	2.9%	$1,242	(8.7)%	$1,360	(9.9)%
Income from trust services	228	11.0	205	(4.2)	214	(11.4)
Income from retail brokerage services	338	(11.4)	382	17.9	324	7.9
Income from insurance services	1,328	3.8	1,280	0.6	1,273	13.2
Income from mortgage banking services	940	(44.0)	1,676	13.5	1,477	9.4
Provision for foreclosed asset losses	0	(100.0)	(320)	6.7	(300)	(9.1)
Gain (loss) on the sale or disposition of assets	(68)	(384.0)	24	(115.0)	(160)	NM
Gain on the sale of securities	312	(7.7)	338	(11.4)	381	(28.7)
Gain (loss) on the impairment of equity securities	0	0	0	(100.0)	(12)	(100.0)
Other income	735	5.3	698	15.8	602	5.6

Total noninterest income	$5,091	(7.9)%	$5,525	7.1%	$5,159	(4.2)%

*NM = not meaningful

For 2013, noninterest income was $5.09 million, down from $5.52 million in the same period of 2012. The decrease was primarily attributed to a $736 thousand decrease in income from mortgage banking services. Also, net gains on the sale of securities and on the disposition of assets were less than the prior year by $118 thousand and brokerage service income declined by $44 thousand. This decrease was partially offset by the reduction in the provision for foreclosed asset losses of $ 320 thousand. Also, income from insurance services, service charges on deposit accounts and trust services increased $48 thousand, $36 thousand and $23 thousand, respectively, when compared to 2012.

For 2012, noninterest income was $5.52 million, up from $5.16 million in the same period of 2011. The increase was primarily attributed to a $199 thousand increase in income from mortgage banking services. We recognized a $184 thousand higher gain on the sale or disposition of assets and a $96 thousand increase in other income due mostly to debit card income in 2012 compared with 2011. Income from retail brokerage and insurance services increased $58 thousand and $7 thousand, respectively, compared with 2011. Partially offsetting these increases, service charges on deposit accounts declined $118 thousand when compared with 2011. Also, the net gain on the sale of securities and the provision for foreclosed asset losses was $31 thousand and $20 thousand lower, respectively, compared with 2011.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

	2013		2012		2011
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$8,455	(3.0)%	$8,717	13.0%	$7,717	10.7%
Occupancy expense	1,025	1.9	1,006	5.6	953	6.9
Equipment expense	902	(4.0)	940	15.8	812	9.8
Data processing expense	1,097	1.4	1,082	4.1	1,039	5.0
Amortization of intangible assets	216	(1.7)	220	0.5	219	5.6
Other operating expenses	2,651	0.8	2,631	1.3	2,596	(3.0)

Total noninterest expense	$14,346	(1.7)%	$14,596	9.4%	$13,336	6.9%

Noninterest expense decreased $250 thousand to $14.35 million in 2013 compared with the same period in 2012. The change was mainly due to a $262 thousand decrease in salary and employee benefits due primarily to a decrease in the contribution to the pension plan of $648 thousand. This decrease was partially offset by a $310 thousand increase in other employee benefit plan contributions. Equipment expense decreased $38 thousand when compare with 2012. Partially offsetting these expense decreases were increases in occupancy, data processing expense and other operating expenses of $19 thousand, $15 thousand and $20 thousand, respectively. These expenses increase were related to the continual expansion in the Valdosta market and enhancing the information technology infrastructure.

For 2012, noninterest expense increased $1.26 million to $14.60 million compared with the same period in 2011. The change was mainly due to a $1.0 million year-over-year increase in salary and employee benefits due primarily to an additional $750 thousand contribution to the pension plan due to increased pension fund withdrawals and lower returns on the fixed income investment portion of the fund. Also in 2012, occupancy, equipment, and data processing expense increased $54 thousand, $128 thousand and $43 thousand, respectively, related to the Valdosta market expansion and enhancing the information technology infrastructure. Also, amortization of intangible assets remained flat. Other operating expense increased $34 thousand mostly due to increased legal fees of $134 thousand which was partially offset by lower FDIC insurance assessments and expenses related to foreclosed properties of $31 thousand and $72 thousand, respectively.

The efficiency ratio, (noninterest expense divided by total noninterest income plus tax equivalent net interest income), a measure of productivity, notably decreased to 77.0% for 2013 when compared with 81.1% and 80.6% for the years 2012 and 2011, respectively. The improvement in the efficiency ratio for 2013 resulted from both growth in net interest income and decrease in noninterest expense when compared with 2012.The high efficiency ratios were primarily related to overhead in the Corporation’s non-banking segments: commercial mortgage banking services, insurance agency and trust and brokerage operations.

Federal Income Tax Expense

The Corporation had an expense of $365 thousand for federal income taxes in 2013 compared with an expense of $381 thousand in 2012 and $287 thousand for the year ending December 31, 2011. These amounts resulted in an effective tax rate of 11.6%, 16.5%, and 16.4%, for 2013, 2012, and 2011, respectively. See Note 10 of the Corporation’s Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

Total average assets increased $40 million to $365.7 million in 2013 as compared with 2012. The increase in total average assets is primarily attributable to a higher level of average total loans of $21.5 million and an increase in average investment securities of $14.8 million. The Corporation’s earning assets, which include loans, investment securities, certificates of deposit with other banks and interest-bearing deposits with banks, averaged $336.4 million in 2013, a 14% increase from $295.1 million in 2012. The average volume for interest-bearing deposits increased $36.9 million including an increase in non-interest bearing deposits of $13.4 million compared with the prior year. For 2013, average earning assets were comprised of 63% loans, 28% investment securities, and 9% deposit balances with banks. The ratio of average earning assets to average total assets increased to 92.0% for 2013 compared with 90.6% for 2012.

Loans

Loans are one of the Corporation’s largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2013, average net loans represented 63% of average earning assets and 58% of average total assets.

The composition of the Corporation’s loan portfolio at December 31, 2013, 2012, and 2011 was as follows:

	2013		2012		2011
	(Dollars in thousands)
Category	Amount	% Change	Amount	% Change	Amount	% Change

Commercial, financial, and agricultural	$43,675	7.8%	$40,507	10.4%	$36,678	31.7%
Real estate:
Construction	15,859	(6.7)	16,989	28.5	13,224	(21.8)
Commercial	78,722	12.4	70,059	15.6	60,599	27.2
Residential	64,383	3.1	62,433	5.5	59,178	14.7
Agricultural	12,606	24.0	10,169	61.9	6,283	(25.5)
Consumer & other	3,469	(13.5)	4,010	(25.3)	5,370	0.9
Total loans	$218,714	7.1	$204,167	12.6	$181,332	14.9
Unearned interest and discount	(26)	13.3	(30)	0.0	(30)	(15.4)
Allowance for loan losses	(3,078)	(8.2)	(2,845)	8.2	(3,100)	(12.5)
Net loans	$215,610	7.1%	$201,292	13.0%	$178,202	15.0%

Total year-end balances of loans increased $14.5 million while average total loans increased $21.5 million in 2013 compared with 2012. All real estate loan categories as well as commercial, financial and agricultural loans experienced growth in 2013. The ratio of total loans to total deposits at year end remained at 70.5% in 2013 compared with 70.0% in 2012. The loan portfolio mix at year-end 2013 consisted of 7.2% loans secured by construction real estate, 36.0% loans secured by commercial real estate, 29.4% of loans secured by residential real estate, and 5.8% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 20.0% and installment loans to individuals for consumer purposes of 1.6%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation’s loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2013.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on non-accruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $3.078 million, or 1.4% of total loans outstanding, as of December 31, 2013. This level represented a $233 thousand increase from the corresponding 2012 year-end amount, which was also 1.4% of total loans outstanding.

There was a provision for loan losses of $420 thousand in 2013 compared with a provision for loan losses of $445 thousand in 2012. See Part I, Item 1, “Table 4 – Loan Portfolio” of the Guide 3 for details of the changes in the allowance for loan losses.

Investment Securities

The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income for excess liquidity that is not needed for loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment. The Corporation’s investment securities represent 26% of our assets and 52% of the portfolio includes largely state, county and municipal securities. Also, the portfolio includes 20% of U.S. Government sponsored pass-thru residential mortgage-backed securities, 25% of U.S. Government Agency securities, and 3% of corporate notes.

The following table summarizes the contractual maturity of investment securities at their carrying values as of December 31, 2013:

Amounts Maturing In: (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Total

One year or less	$647	$1,485	$2,132
After one through five years	9,123	24,960	34,083
After five through ten years	19,777	22,262	42,039
After ten years	6.739	10,917	17,656
Equity securities	175	0	175
Total investment securities	$36,461	$59,624	$96,085

At year-end 2013, the total investment portfolio grew to $96.1 million, an increase of $14.5 million, compared with $81.5 million at year-end 2012. The increase was mainly due to purchases of $29.1 million of U.S. Government Agency securities, municipal securities, corporate notes and mortgage backed securities. Partially offsetting these purchases were calls and maturities of $5.4 million of U.S. Government Agency securities and municipal securities as well as residential mortgage-backed securities principal paydowns of approximately $8.1 million. Additionally, we sold 60,000 shares of FNMA Preferred Stock resulting in a net gain of $312 thousand. The average investment portfolio increased $14.8 million to $92.5 million in 2013 from $77.7 million in 2012.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, other-than-temporarily impaired preferred stock, and property acquired by foreclosure. The level of nonperforming assets decreased $486 thousand at year-end 2013 compared with year-end 2012. This decrease was due to a decrease in foreclosed properties which was offset with an increase in non-accrual loans. Foreclosed assets decreased $1.284 million when compared to the prior year end. Partially offsetting the decrease in foreclosed assets, non-accrual loans increased $888 thousand. Nonperforming assets were approximately $1.363 million, or 0.36% of total assets as of December 31, 2013, compared with $1.849 million or 0.53% of total assets at year-end 2012.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2013, average deposits increased from $269.5 million in 2012 to $306.4 million. This average deposit growth occurred primarily in non-interest bearing deposits, NOW accounts and money market deposits. As of December 31, 2013, the Corporation’s balance of certificates of deposit of $100,000 or more increased to $37.0 million from $36.6 million at the end of 2012.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2013, the Corporation borrowed $9 million in principal reducing credit advances and repaid $2 million of the fixed-rate advances from the Federal Home Loan Bank. During 2014, we expect to pay $10 million of the fixed-rate advances and make an annual installment payment of $1.8 million on principal reducing credit advances. Total long-term advances with the Federal Home Loan Bank were $17.2 million at December 31, 2013. Two of these advances totaling $10 million have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Corporation intends to pay off these advances at the conversion dates. Details on the Federal Home Loan Bank advances are presented in Notes 7 and 8 to the financial statements.

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

The Corporation is a separate entity from the Bank and provides for its own liquidity. The Corporation is responsible for the payment of dividends declared for stockholders, and interest and principal on any outstanding debt. Substantially all of the Corporation’s liquidity is obtained from dividends from the Bank.

The Consolidated Statement of Cash Flows details the Corporation’s cash flows from operating, investing, and financing activities. During 2013, operating and financing activities provided cash flows of $29.2 million, while investing activities used $30.4 million resulting in an decrease in cash and cash equivalents balances of $1.2 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Bank’s deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 88.1% of total deposits on December 31, 2013, compared with 87.5% in 2012.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss. The Bank had $2.1 million of investment securities maturing within one year or less on December 31, 2013, which represented 2.2% of the investment debt securities portfolio. Also, the Bank has $12 million of U.S. Government Agency securities callable at the option of the issuer within one year and approximately $5.0 million of expected annual cash flow in principal reductions from payments of mortgage-backed securities.

Due to the current interest rate environment, $3.5 million of our callable securities were called in 2013 and $2.5 million were called in 2012. We have reinvested these proceeds from called investment securities in new loans and new investment securities. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations.

Contractual Obligations

The chart below shows the Corporation’s contractual obligations and its scheduled future cash payments under those obligations as of December 31, 2013.

The majority of the Corporation’s outstanding contractual obligations are long-term debt. The remaining contractual obligations are comprised of purchase obligations for data processing services and a rental agreement for our mortgage servicing office. We have no capital lease obligations.

	Payments Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$17,200	$0	$5,400	$11,800	$0
Operating leases	37	26	11	0	0
Total contractual obligations	$17,237	$26	$5,411	$11,800	$0

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

Financial instruments whose contract amounts represent credit risk (Dollars in thousands):	2013	2012
Commitments to extend credit	$13,254	$15,716
Standby letters of credit	$50	$10

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 8.41% in 2013 and 8.99% in 2012. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8% total risk-based ratio, of which 4% must consist primarily of tangible common stockholders’ equity (tier I Capital) or its equivalent. Also, the regulations require a financial institution to maintain a 3% leverage ratio. At year-end 2013, we were well in excess of the minimum requirements under the guidelines with a total risk-based capital ratio of 15.44%, a tier I risk-based capital ratio of 14.17%, and a leverage ratio of 8.73%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios for year-end 2013 and 2012 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

	Southwest Georgia Financial Corporation		Southwest Georgia Bank
Risk Based Capital Ratios	Dec. 31, 2013	Dec. 31, 2012	Dec. 31, 2013	Dec. 31, 2012	Minimum Regulatory Guidelines	Minimum For Well Capitalized

Tier I capital	14.17%	14.31%	13.68%	13.81%	4.00%	6.00%
Total risk-based capital	15.44%	15.56%	14.95%	15.06%	8.00%	10.00%
Leverage	8.73%	8.85%	8.42%	8.54%	3.00%	5.00%

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

Our primary source of earnings, net interest income, can fluctuate with significant interest rate movements. To lessen the impact of these movements, we seek to maximize net interest income while remaining within prudent ranges of risk by practicing sound interest rate sensitivity management. We attempt to accomplish this objective by structuring the balance sheet so that the differences in repricing opportunities between assets and liabilities are minimized. Interest rate sensitivity refers to the responsiveness of earning assets and interest-bearing liabilities to changes in market interest rates. The Corporation’s interest rate risk management is carried out by the Asset/Liability Management Committee which operates under policies and guidelines established by the Bank’s Board of Directors. The principal objective of asset/liability management is to manage the levels of interest-sensitive assets and liabilities to minimize net interest income fluctuations in times of fluctuating market interest rates. To effectively measure and manage interest rate risk, the Corporation uses computer simulations that determine the impact on net interest income of numerous interest rate scenarios, balance sheet trends and strategies. These simulations cover the following financial instruments: short-term financial instruments, investment securities, loans, deposits, and borrowings. These simulations incorporate assumptions about balance sheet dynamics, such as loan and deposit growth and pricing, changes in funding mix, and asset and liability repricing and maturity characteristics. Simulations are run under various interest rate scenarios to determine the impact on net income and capital. From these computer simulations, interest rate risk is quantified and appropriate strategies are developed and implemented. The Corporation also maintains an investment portfolio which receives monthly cash flows from mortgage-backed securities principal payments, and staggered maturities and provides flexibility over time in managing exposure to changes in interest rates. Any imbalances in the repricing opportunities at any point in time constitute a financial institution’s interest rate sensitivity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is filed herewith.

Management’s Report on Internal Control over Financial Reporting

     Management of the Corporation is responsible for establishing and maintaining effective internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2013. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with GAAP and include, as necessary, best estimates and judgments by management.

/s/ DeWitt Drew	/s/ George R. Kirkland
DeWitt Drew	George R. Kirkland
President and	Executive Vice President and
Chief Executive Officer	Treasurer

March 31, 2014

TJS Deemer Dana LLP

tjsdd.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Stockholders
Southwest Georgia Financial Corporation

We have audited the consolidated balance sheet of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year ended December 31, 2013. Southwest Georgia Financial Corporation's management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Southwest Georgia Financial Corporation and Subsidiaries for the year ended December 31, 2012 were audited by Thigpen, Jones, Seaton & Company, P.C., independent accountants, whose partners merged with TJS Deemer Dana LLP on January 1, 2014. Thigpen, Jones, Seaton & Company, P.C.'s report dated March 20, 2013 expressed an unmodified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Southwest Georgia Financial Corporation and Subsidiaries as of December 31, 2013, and the results of its operations and its cash flows for the year ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

TJS Deemer Dana LLP

Dublin, Georgia
March 19, 2014

1004 Hillcrest Parkway
Dublin, GA 31021
PHONE: 478.272.2030
FAX: 478.272.3318

2905 Premiere Parkway
Suite 100
Duluth, GA 30097
PHONE: 770.498.1400
FAX: 770.498.1419

118 Park of Commerce Drive
Suite 200
Savannah, GA 31405
PHONE: 912.238.1001
FAX: 912.238.1701

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2013 and 2012

	2013	2012

ASSETS

Cash and due from banks	$7,074,010	$8,646,515
Interest-bearing deposits in other banks	28,296,150	27,934,537
Cash and cash equivalents	35,370,160	36,581,052

Certificates of deposit in other banks	3,430,000	3,920,000
Investment securities available for sale, at fair value	36,460,768	21,672,040
Investment securities to be held to maturity (fair value
approximates $60,019,146 and $62,084,319)	59,624,039	59,863,489
Federal Home Loan Bank stock, at cost	1,721,000	1,447,500
Loans, net of allowance for loan losses of $3,077,561 and
$2,844,903	215,610,347	201,292,113
Premises and equipment, net	10,335,878	10,149,290
Foreclosed assets, net	405,508	1,689,861
Intangible assets	111,338	327,038
Bank owned life insurance	4,980,390	4,766,513
Other assets	5,845,785	5,472,526

Total assets	$373,895,213	$347,181,422

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
NOW accounts	$23,088,159	$28,881,314
Money market	89,933,636	77,132,984
Savings	28,791,929	25,988,297
Certificates of deposit $100,000 and over	36,956,313	36,590,450
Other time accounts	49,835,865	55,097,669

Total interest-bearing deposits	228,605,902	223,690,714
Noninterest-bearing deposits	81,828,637	68,071,346

Total deposits	310,434,539	291,762,060

Short-term borrowed funds	11,800,000	2,000,000
Long-term debt	17,200,000	20,000,000
Other liabilities	3,040,683	3,544,354

Total liabilities	342,475,222	317,306,414

Stockholders’ equity:
Common stock – $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Additional paid-in capital	31,701,533	31,701,533
Retained earnings	22,926,458	20,663,681
Accumulated other comprehensive income (loss)	(1,388,040)	(670,246)
Treasury stock, at cost 1,745,998 shares for 2013
and 2012	(26,113,795)	(26,113,795)

Total stockholders’ equity	31,419,991	29,875,008

Total liabilities and stockholders’ equity	$373,895,213	$347,181,422

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Interest income:
Interest and fees on loans	$12,219,130	$11,455,071	$10,408,472
Interest on debt securities: Taxable	998,238	1,151,447	1,922,523
Interest on debt securities: Tax-exempt	1,110,237	1,015,261	721,358
Dividends	38,645	32,807	14,632
Interest on deposits in other banks	65,910	60,037	35,277
Interest on certificates of deposit in other banks	42,703	19,578	1,858
Total interest income	14,474,863	13,734,201	13,104,120

Interest expense:
Deposits	882,085	1,111,430	1,369,745
Federal funds purchased	15	4	1,810
Other short-term borrowings	295,034	53,765	41,677
Long-term debt	485,823	733,339	781,581
Total interest expense	1,662,957	1,898,538	2,194,813

Net interest income	12,811,906	11,835,663	10,909,307

Provision for loan losses	420,000	445,000	983,667
Net interest income after provision
for loan losses	12,391,906	11,390,663	9,925,640

Noninterest income:
Service charges on deposit accounts	1,278,221	1,241,756	1,359,866
Income from trust services	227,622	205,047	214,016
Income from brokerage services	338,323	381,916	324,018
Income from insurance services	1,328,532	1,280,474	1,273,320
Income from mortgage banking services	939,874	1,675,936	1,477,166
Provision for foreclosed asset losses	0	(320,000)	(300,000)
Net gain (loss) on sale or disposition of assets	(68,088)	23,972	(160,182)
Net gain on sale of securities	311,800	337,804	381,312
Net loss on the impairment of equity securities	0	0	(12,265)
Other income	734,887	697,929	601,510
Total noninterest income	5,091,171	5,524,834	5,158,761

Noninterest expense:
Salaries and employee benefits	8,455,375	8,717,337	7,716,684
Occupancy expense	1,025,293	1,006,426	952,668
Equipment expense	902,312	939,933	811,701
Data processing expense	1,096,790	1,081,840	1,039,252
Amortization of intangible assets	215,700	219,482	219,357
Other operating expenses	2,650,599	2,630,514	2,596,398
Total noninterest expenses	14,346,069	14,595,532	13,336,060

Income before income taxes	3,137,008	2,319,965	1,748,341
Provision for income taxes	364,664	380,878	287,203
Net income	$2,772,344	$1,939,087	$1,461,138

Basic earnings per share:
Net income	$1.09	$0.76	$0.57
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837
Diluted earnings per share:
Net income	$1.09	$0.76	$0.57
Weighted average shares outstanding	2,547,837	2,547,837	2,547,865

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the years ended December 31, 2013, 2012, and 2011

	2013	2012	2011

Net income	$2,772,344	$1,939,087	$1,461,138
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities
available for sale	(1,279,018)	(732,000)	813,321
Unrealized gain on pension plan benefits	191,451	417,892	48,708
Federal income tax expense (benefit)	(369,773)	(106,799)	293,091
Other comprehensive income (loss), net of tax	(717,794)	(207,309)	568,938
Total comprehensive income	$2,054,550	$1,731,778	$2,030,076

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2013, 2012, and 2011

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at Dec. 31, 2010	4,293,835	31,701,533	17,925,895	(1,031,875)	(26,113,795)	26,775,593
Net Income	—	—	1,461,138	—	—	1,461,138
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	536,791	—	536,791
Changes in net gain on pension plan benefits	—	—	—	32,147	—	32,147
Cash dividend declared $.10 per share	—	—	(254,784)	—	—	(254,784)
Balance at Dec. 31, 2011	4,293,835	31,701,533	19,132,249	(462,937)	(26,113,795)	28,550,885
Net Income	—	—	1,939,087	—	—	1,939,087
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(483,118)	—	(483,118)
Changes in net gain on pension plan benefits	—	—	—	275,809	—	275,809
Cash dividend declared $.16 per share	—	—	(407,655)	—	—	(407,655)
Balance at Dec. 31, 2012	4,293,835	31,701,533	20,663,681	(670,246)	(26,113,795)	29,875,008
Net Income	—	—	2,772,344	—	—	2,772,344
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(844,152)	—	(844,152)
Changes in net gain on pension plan benefits	—	—	—	126,358	—	126,358
Cash dividend declared $.20 per share	—	—	(509,567)	—	—	(509,567)
Balance at Dec. 31, 2013	$4,293,835	$31,701,533	$22,926,458	$(1,388,040)	$(26,113,795)	$31,419,991

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2013, 2012, and 2011

	2013	2012	2011
Cash flows from operating activities:
Net income	$2,772,344	$1,939,087	$1,461,138
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	420,000	445,000	983,667
Provision for foreclosed asset losses	0	320,000	300,000
Depreciation	897,849	897,094	829,868
Net amortization of investment securities	361,086	329,655	375,206
Income on cash surrender value of bank owned life insurance	(175,835)	(173,128)	(164,069)
Amortization of intangibles	215,700	219,482	219,357
Loss on sale/writedown of foreclosed assets	142,757	125,481	166,605
Net loss on the impairment of equity securities	0	0	12,265
Net gain on sale of securities	(311,800)	(337,804)	(381,312)
Net gain on disposal of other assets	(28,670)	(149,453)	(2,820)
Change in:
Funds held related to mortgage banking activities	225,892	(590,699)	14,197
Other assets	(6,085)	(165,378)	668,061
Other liabilities	(526,058)	364,712	125,464
Net cash provided by operating activities	3,987,180	3,224,049	4,607,627

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	9,255,718	12,389,820	15,831,690
Proceeds from calls, paydowns and maturities of securities AFS	4,585,089	7,889,000	11,641,799
Proceeds from sale of securities available for sale	442,600	8,833,839	24,846,529
Proceeds from maturity of certificates of deposit in other banks	735,000	0	0
Purchase of securities held to maturity	(9,341,009)	(20,202,076)	(22,193,213)
Purchase of securities available for sale	(21,093,480)	(9,851,401)	(9,234,434)
Purchase of certificates of deposit in other banks	(245,000)	(2,940,000)	(980,000)
Net change in loans	(14,944,752)	(24,447,726)	(24,968,385)
Purchase bank owned life insurance	(116,000)	0	(1,400,002)
Proceeds from bank owned life insurance	68,505	0	0
Expenditures for improvements to other real estate owned	0	0	(42,401)
Purchase of premises and equipment	(1,105,919)	(1,309,346)	(1,553,137)
Proceeds from sales of other assets	1,398,264	1,500,981	1,298,642
Net cash provided for investing activities	(30,360,984)	(28,136,909)	(6,752,912)

Cash flows from financing activities:
Net change in deposits	18,672,479	42,851,161	9,379,840
Payment of short-term debt	(2,000,000)	(2,000,000)	(2,000,000)
Proceeds from issuance of long-term debt	9,000,000	0	0
Cash dividends paid	(509,567)	(407,655)	(254,784)
Net cash provided by financing activities	25,162,912	40,443,506	7,125,056

Increase(decrease) in cash and cash equivalents	(1,210,892)	15,530,646	4,979,771
Cash and cash equivalents - beginning of period	36,581,052	21,050,406	16,070,635
Cash and cash equivalents - end of period	$35,370,160	$36,581,052	$21,050,406

Cash paid during the year for:
Income taxes	$510,000	$454,000	$0
Interest paid	$1,696,525	$1,911,944	$2,274,698

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	2013	2012	2011
NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$206,518	$912,927	$760,420
Unrealized gain(loss) on securities AFS	$(1,279,018)	$(732,000)	$813,321
Unrealized gain on pension plan benefits	$191,451	$417,892	$48,708
Net reclass between short and long-term debt	$11,800,000	$2,000,000	$2,000,000
Adjustment to director’s deferred compensation liability	$(33,000)	$0	$0

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. The Bank also operates Empire in Milledgeville, Georgia. Our first full-service banking center in Valdosta, Georgia opened in June 2010 and a mortgage origination office was opened in January 2011 in Valdosta, Georgia. Our second banking center in Valdosta opened in March 2012. A new commercial banking center in Valdosta, Georgia is currently under construction and is expected to open around June of 2014.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $430,608 at December 31, 2013.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. As of December 31, 2013, the valuation allowance for foreclosed asset losses was $895,000.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of less than one to six years.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At December 31, 2013 and 2012, the policies had a value of $4,980,390 and $4,766,513, respectively, and were 15.9% and 16.0%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

The Corporation reports income under the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized.

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

The Corporation recognizes penalties related to income tax matters in income tax expense.  The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax period ending December 31, 2011 and subsequent years.

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

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $136 million in non-recourse commercial mortgages at year-end 2013. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC Topic 860, Transfers and Servicing, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2013, 2012, and 2011 were $180,505, $164,518, and $161,171, respectively.

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

Recent Accounting Pronouncements

The ASC was effective for the Corporation’s financial statements for periods ending after September 15, 2009. On July 1, 2009, the ASC became the single source of authoritative non-governmental GAAP. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) under authority of federal securities laws are also sources of authoritative guidance for SEC registrants. All guidance contained in the Codification carries an equal level of authority. This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009, and did not have a material impact on our financial position or results of operations.

In February 2013, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2013-02, “Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income”. ASU 2013-02 requires that companies present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. The new guidance was effective for interim and annual periods beginning after December 15, 2012. The adoption of this guidance did not have a material effect on the Corporation’s financial position or results of operations.

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

In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.”  This ASU is a result of joint efforts by the FASB and the International Accounting Standards Board (“IASB”) to develop a single, converged fair value framework for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRSs”).  This ASU is largely consistent with existing fair value measurement principles in GAAP; however, some of the components of this ASU could change how fair value measurement guidance in ASC Topic 820, “Fair Value Measurements and Disclosures,” is applied.  This ASU does not require additional fair value measurements and is not intended to establish valuation standards or affect valuation practices outside of financial reporting.  ASU 2011-04 is effective during interim and annual periods beginning after December 15, 2011, and should be applied retrospectively. The Corporation is already disclosing its fair value measurements in compliance with the converged guidance, and the adoption of this guidance is not expected to have a material effect on the Corporation’s financial position or results of operations.

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

2. INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized costs of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$24,544,975	$0	$964,741	$23,580,234
State and municipal securities	1,531,693	2,219	93,533	1,440,379
Residential mortgage-backed securities	8,459,377	378,150	42,036	8,795,491
Corporate notes	2,495,294	0	25,779	2,469,515
Total debt securities AFS	37,031,339	380,369	1,126,089	36,285,619
Equity securities	43,749	131,400	0	175,149

Total securities AFS	$37,075,088	$511,769	$1,126,089	$36,460,768

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$8,953,767	$13,125	$22,880	$8,944,012
State and municipal securities	2,141,634	58,291	19,897	2,180,028
Residential mortgage-backed securities	9,737,393	677,007	0	10,414,400
Total debt securities AFS	20,832,794	748,423	42,777	21,538,440
Equity securities	174,549	0	40,949	133,600

Total securities AFS	$21,007,343	$748,423	$83,726	$21,672,040

Securities Held to Maturity:

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$48,701,733	$491,808	$433,078	$48,760,463
Residential mortgage-backed securities	10,922,306	348,198	11,821	11,258,683

Total securities HTM	$59,624,039	$840,006	$444,899	$60,019,146

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$44,173,630	$1,511,179	$38,955	$45,645,854
Residential mortgage-backed securities	15,689,859	748,606	0	16,438,465

Total securities HTM	$59,863,489	$2,259,785	$38,955	$62,084,319

At December 31, 2013, securities with a carrying value of $50,537,648 and a market value of $50,251,358 were pledged as collateral for public deposits and other purposes as required by law. Of these amounts, approximately $8,600,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2012, securities with a carrying value of $47,592,241 and a market value of $49,252,177 were pledged as collateral for public deposits and other purposes as required by law. At December 31, 2013 and 2012, we had only 1-4 family mortgage loans pledged to secure Federal Home Loan Bank (“FHLB”) advances. The FHLB requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2013, this stock investment was $1,721,000.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation’s stockholders’ equity at December 31, 2013.

The amortized cost and estimated fair value of securities at December 31, 2013 and 2012, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

December 31, 2013
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$645,000	$647,219
After one through five years	9,280,253	9,123,091
After five through ten years	20,433,990	19,776,810
After ten years	6,672,096	6,738,499
Total debt securities AFS	$37,031,339	$36,285,619

Equity securities	43,749	175,149

Total securities AFS	$37,075,088	$36,460,768

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$1,485,749	$1,497,169
After one through five years	24,959,551	25,024,462
After five through ten years	22,262,322	22,305,052
After ten years	10,916,417	11,192,463

Total securities HTM	$59,624,039	$60,019,146

December 31, 2012
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	2,249,000	2,308,851
After five through ten years	11,690,698	11,950,253
After ten years	6,893,096	7,279,336
Total debt securities AFS	$20,832,794	$21,538,440

Equity securities	174,549	133,600

Total securities AFS	$21,007,343	$21,672,040

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$2,808,414	$2,827,013
After one through five years	14,182,870	14,485,866
After five through ten years	26,378,876	27,384,775
After ten years	16,493,329	17,386,665

Total securities HTM	$59,863,489	$62,084,319

For the years ended December 31, 2013, 2012, and 2011, proceeds from sales of securities available for sale amounted to $442,600, $8,833,839, and $24,846,529, respectively. Reported net realized gains amounted to $311,800, $337,804, and $381,312, respectively. The net gain in 2013 was due to the sale of $442,600 of a government sponsored entity preferred stock. The net gain in 2012 was due to the sale of $8,833,839 of longer-term residential mortgage-backed securities. The net gain in 2011 was due to the sale of $13,504,733 of longer-term residential mortgage-backed securities and our entire portfolio of U. S. Government Treasury securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2013	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$902,051	$22,642,924	$62,690	$937,310
State and municipal securities	0	0	93,533	793,161
Residential mortgage-backed securities	42,036	690,106	0	0
Corporate notes	25,779	2,469,515	0	0
Total debt securities AFS	969,866	25,802,545	156,223	1,730,471
Temporarily impaired equity securities	0	0	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$969,866	$25,802,545	$156,223	$1,730,471

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$412,787	$22,496,117	$20,291	$2,359,232
Residential mortgage-backed securities	11,821	1,368,200	0	0
Total securities held to maturity	$424,608	$23,864,317	$20,291	$2,359,232

December 31, 2012	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$22,880	$5,977,120	$0	$0
State and municipal securities	19,897	872,738	0	0
Residential mortgage-backed securities	0	0	0	0
Total debt securities AFS	42,777	6,849,858	0	0
Temporarily impaired equity securities	0	0	40,949	133,600
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$42,777	$6,849,858	$40,949	$133,600

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$38,955	$7,908,608	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$38,955	$7,908,608	$0	$0

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

At December 31, 2013, ninety four debt securities had unrealized losses with aggregate depreciation of 2.84% from the Corporation’s amortized cost basis. At December 31, 2012, twenty-nine debt securities had unrealized losses with aggregate depreciation of 0.6%. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation’s loan portfolio at December 31, 2013 and 2012 was as follows:

	2013	2012

Commercial, financial and agricultural loans	$43,674,774	$40,506,802
Real estate
Construction loans	15,858,863	16,988,817
Commercial mortgage loans	78,722,646	70,059,410
Residential loans	64,382,656	62,433,339
Agricultural loans	12,605,851	10,169,251
Consumer & other loans	3,469,059	4,009,497

Loans outstanding	218,713,849	204,167,116

Unearned interest and discount	(25,941)	(30,100)
Allowance for loan losses	(3,077,561)	(2,844,903)
Net loans	$215,610,347	$201,292,113

The Corporation’s only significant concentration of credit at December 31, 2013, occurred in real estate loans which totaled approximately $172 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

At December 31, 2013, $31,035,371 1-4 family mortgage loans were pledged to FHLB to secure outstanding advances.

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

Loans placed on nonaccrual status amounted to $912,785 and $25,187 at December 31, 2013 and 2012, respectively. There were no past due loans over ninety days and still accruing at December 31, 2013 or 2012. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $6,195 and $0 as of year-end 2013 and 2012, respectively.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of December 31, 2013
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$171,713	$0	$171,713	$36,893	$43,466,168	$43,674,774
Real estate:
Construction loans	3,383,103	0	3,383,103	215,804	12,259,956	15,858,863
Commercial mortgage loans	199,323	0	199,323	484,222	78,039,101	78,722,646
Residential loans	2,959,263	0	2,959,263	167,614	61,255,779	64,382,656
Agricultural loans	38,166	0	38,166	0	12,567,685	12,605,851
Consumer & other loans	35,303	0	35,303	8,252	3,425,504	3,469,059

Total loans	$6,786,871	$0	$6,786,871	$912,785	$211,014,193	$218,713,849

	Age Analysis of Past Due Loans As of December 31, 2012
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$317,692	$0	$317,692	$0	$40,189,110	$40,506,802
Real estate:
Construction loans	306,673	0	306,673	0	16,682,144	16,988,817
Commercial mortgage loans	568,127	0	568,127	0	69,491,283	70,059,410
Residential loans	4,923,435	0	4,923,435	25,187	57,484,717	62,433,339
Agricultural loans	0	0	0	0	10,169,251	10,169,251
Consumer & other loans	52,963	0	52,963	0	3,956,534	4,009,497

Total loans	$6,168,890	$0	$6,168,890	$25,187	$197,973,039	$204,167,116

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

For the period ending December 31, 2011, the average recorded investment for impaired loans was $4,546,692 and the interest income received during impairment was $153,699.

At December 31, 2013 and 2012, impaired loans amounted to $2,997,359 and $2,189,199, respectively. A reserve amount of $469,302 and $245,811, respectively, was recorded in the allowance for loan losses for these impaired loans as of December 31, 2013 and 2012.

The following tables present impaired loans, segregated by class of loans as of December 31, 2013 and 2012:

December 31, 2013	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Interest Income Received During Impairment

Commercial, financial and agricultural loans	$56,429	$0	$56,429	$56,429	$38,219	$63,317	$2,301
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	894,722	118,537	712,829	831,366	221,512	454,169	19,285
Residential loans	1,940,949	167,614	1,722,330	1,889,944	132,703	1,982,756	81,454
Agricultural loans	197,398	0	197,398	197,398	76,868	148,725	9,198
Consumer & other loans	22,222	22,222	0	22,222	0	17,473	1,451

Total loans	$3,111,720	$308,373	$2,688,986	$2,997,359	$469,302	$2,666,440	$113,689

December 31, 2012	Unpaid Principal Balance	Recorded Investment With No Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance	Year-to-date Average Recorded Investment	Interest Income Received During Impairment

Commercial, financial and agricultural loans	$53,634	$0	$20,396	$20,396	$33,238	$29,551	$1,878
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	588,776	182,253	336,483	518,736	70,040	341,311	29,708
Residential loans	1,536,147	0	1,399,107	1,399,107	137,040	743,770	63,470
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	10,642	5,149	0	5,149	5,493	3,884	225

Total loans	$2,189,199	$187,402	$1,755,986	$1,943,388	$245,811	$1,118,516	$95,281

At December 31, 2013 and 2012, included in impaired loans were $374,236 and $198,794, respectively, of troubled debt restructurings.

 Troubled Debt Restructurings

Loans are considered to have been modified in a troubled debt restructuring, or TDR, when due to a borrower’s financial difficulty; the Corporation makes certain concessions to the borrower that it would not otherwise consider for new debt with similar risk characteristics. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of the collateral. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet the borrower’s specific circumstances at a point in time. Not all loan modifications are TDRs. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period.

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

•         Principal reductions – Arise when the Corporation charges off a portion of the principal that is not fully collateralized and collectability is uncertain; however, this portion of principal may be recovered in the future under certain circumstances.

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at December 31, 2013 and 2012 as well as those currently paying under restructured terms and those that have defaulted under restructured terms as December 31, 2013 and 2012. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	December 31, 2013
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$36,079	$0	1	$36,079	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	118,537	0	0	1	118,537
Residential loans	0	0	0	0	0	0
Agricultural loans	197,398	0	1	197,398	0	0
Consumer & other loans	22,222	0	5	22,222	0	0
Total TDR’s	$255,699	$118,537	7	$255,699	1	$118,537

	December 31, 2012
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$39,277	$0	1	$39,277	0	$0
Real estate:
Construction loans	82,171	0	0	0	1	82,171
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	43,351	0	0	0	1	43,351
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	33,995	0	2	12,913	3	21,082
Total TDR’s	$198,794	$0	3	$52,190	5	$146,604

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at December 31, 2013 and 2012.

	December 31, 2013				December 31, 2012
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	1	$36,079	0	$0	1	$39,277	0	$0
Rate reduction	1	4,131	0	0	4	138,435	0	0
Rate reduction, payment modification	5	215,489	0	0	3	21,082	0	0
Forbearance of interest	0	0	1	118,537	0	0	0	0
Total	7	$255,699	1	$118,537	8	$198,794	0	$0

 As of December 31, 2013 and 2012, the Corporation had a balance of $374,236 and $198,794, respectively, in troubled debt restructurings. The Corporation had $211,829 in charge-offs on such loans as of December 31, 2013 and no charge-offs as of December 31, 2012. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $94,737 and $18,881 at December 31, 2013 and 2012, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of December 31, 2013.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of December 31, 2013, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans at December 31, 2013 and 2012:

December 31, 2013	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$377,030	$0	$0	$28,675	$0	$367,222	$772,927
Grade 2- Above Avg.	14,500	635,975	0	96,613	383,104	408	1,130,600
Grade 3- Acceptable	31,122,794	4,835,273	33,044,849	34,569,435	7,175,714	2,183,886	112,931,951
Grade 4- Fair	11,800,838	8,866,362	40,678,393	23,093,070	4,017,325	844,609	89,300,597
Grade 5a- Watch	127,359	936,550	2,060,701	1,091,573	164,132	13,523	4,393,838
Grade 5b- OAEM	39,994	248,497	1,702,801	598,666	668,181	20,108	3,278,247
Grade 6- Substandard	192,259	336,206	1,235,902	4,869,802	197,397	39,303	6,870,869
Grade 7- Doubtful	0	0	0	34,820	0	0	34,820
Total loans	$43,674,774	$15,858,863	$78,722,646	$64,382,656	$12,605,851	$3,469,059	$218,713,849

December 31, 2012	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$320,295	$0	$0	$29,588	$0	$292,305	$642,188
Grade 2- Above Avg.	208,000	1,079,020	665	118,152	939,469	5,172	2,350,478
Grade 3- Acceptable	31,149,578	5,135,542	28,992,688	36,791,734	5,661,101	2,731,528	110,462,171
Grade 4- Fair	8,117,676	9,500,573	35,906,982	19,854,579	2,654,197	847,579	76,881,586
Grade 5a- Watch	471,472	967,009	1,643,198	852,787	385,412	57,009	4,376,887
Grade 5b- OAEM	13,415	0	1,685,218	681,156	454,991	35,889	2,870,669
Grade 6- Substandard	226,366	306,673	1,830,659	4,070,488	74,081	40,015	6,548,282
Grade 7- Doubtful	0	0	0	34,855	0	0	34,855
Total loans	$40,506,802	$16,988,817	$70,059,410	$62,433,339	$10,169,251	$4,009,497	$204,167,116

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

The calculation of ALL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

Changes in the allowance for loan losses are as follows:

	2013	2012	2011

Balance, January 1	$2,844,903	$3,100,000	$2,754,614
Provision charged to operations	420,000	445,000	983,667
Loans charged off	(233,842)	(796,852)	(807,045)
Recoveries	46,500	96,755	168,764

Balance, December 31	$3,077,561	$2,844,903	$3,100,000

The following tables detail activity in the ALL by class of loans for the years ended December 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2013	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Charge-offs	17,746	0	160,824	46,093	0	9,179	233,842
Recoveries	23,187	0	4,497	13,154	0	5,662	46,500
Net charge-offs	(5,441)	0	156,327	32,939	0	3,517	187,342
Provisions charged to operations	(17,841)	0	301,133	49,505	76,868	10,335	420,000
Balance at end of period, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Ending balance -
Individually evaluated for impairment	$38,219	$0	$221,512	$132,703	$76,868	$0	$469,302
Collectively evaluated for impairment	259,327	1,032,053	970,586	168,466	0	177,827	2,608,259
Balance at end of period	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Loans :
Ending balance -
Individually evaluated for impairment	$72,971	$944,387	$4,372,425	$4,256,508	$380,931	$30,474	$10,057,696
Collectively evaluated for impairment	43,601,803	14,914,476	74,350,221	60,126,148	12,224,920	3,438,585	208,656,153
Balance at end of period	$43,674,774	$15,858,863	$78,722,646	$64,382,656	$12,605,851	$3,469,059	$218,713,849

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2011	$392,222	$1,122,650	$1,046,827	$365,455	$0	$172,846	$3,100,000

Charge-offs	285,710	248,637	9,439	241,176	0	11,890	796,852
Recoveries	59,909	0	10,716	19,283	0	6,847	96,755
Net charge-offs	225,801	248,637	(1,277)	221,893	0	5,043	700,097
Provisions charged to operations	143,525	158,040	(812)	141,041	0	3,206	445,000
Balance at end of period, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Ending balance -
Individually evaluated for impairment	$33,238	$0	$70,040	$137,040	$0	$5,493	$245,811
Collectively evaluated for impairment	276,708	1,032,053	977,252	147,563	0	165,516	2,599,092
Balance at end of period	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Loans :
Ending balance -
Individually evaluated for impairment	$53,634	$224,502	$1,943,134	$3,778,183	$74,081	$10,642	$6,084,176
Collectively evaluated for impairment	40,453,168	16,764,315	68,116,276	58,655,156	10,095,170	3,998,855	198,082,940
Balance at end of period	$40,506,802	$16,988,817	$70,059,410	$62,433,339	$10,169,251	$4,009,497	$204,167,116

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	Year Ended December 31,
	2013	2012	2011

Allowance for loss on impaired loans	$469,302	$245,811	$39,938
Recorded balance of impaired loans	$2,997,359	$1,943,388	$567,802

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $206,518, $912,927 and $760,420 for the years ended December 31, 2013, 2012, and 2011, respectively.

4. PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2013 and 2012 are as follows:

	2013	2012

Land	$3,089,352	$3,089,352
Building	11,267,310	11,127,982
Furniture and equipment	8,174,340	7,983,699
Construction in process	586,252	0
	23,117,254	22,201,033
Less accumulated depreciation	(12,781,376)	(12,051,743)

Total	$10,335,878	$10,149,290

Depreciation of premises and equipment was $897,849, $897,094, and $829,868 in 2013, 2012, and 2011, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, Summary of Significant Accounting Policies.

The Corporation’s first full-service banking center and mortgage origination office were opened in Valdosta, Georgia in June 2010 and January 2011, respectively. Our second Valdosta area banking center was completed and opened in March 2012. A new commercial banking center in Valdosta, Georgia is currently under construction and is expected to open around June of 2014.

5. INTANGIBLE ASSETS

The following table lists the Corporation’s intangible assets at December 31, 2013 and 2012. Core deposit premiums have less than two years of remaining amortization, and account relationships have less than one year to six remaining amortization.

	2013	2012
Amortizing intangible assets
Core deposit premiums	$27,822	$209,563
Account relationships	83,516	117,475

Total intangible assets	$111,338	$327,038

The intangible assets’ carrying amount, accumulated amortization and amortization expense for December 31, 2013 and the five succeeding fiscal years are as follows:

	2013	2014	2015	2016	2017	2018
Amortizing intangible assets
Core deposit premiums
Gross carrying amount	$1,892,540	$1,670,415	$ 0	$ 0	$ 0	$ 0
Accumulated amortization	1,864,718	1,670,415	0	0	0	0
Net carrying amount	27,822	0	0	0	0	0

Amortization expense	181,742	27,822	0	0	0	0

Account relationships
Gross carrying amount	400,000	400,000	125,000	125,000	125,000	125,000
Accumulated amortization	316,484	333,594	74,219	89,844	105,468	121,093
Net carrying amount	83,516	66,406	50,781	35,156	19,532	3,907

Amortization expense	33,958	17,110	15,625	15,625	15,625	15,625

Total intangible assets
Gross carrying amount	2,292,540	2,070,415	125,000	125,000	125,000	125,000
Accumulated amortization	2,181,202	2,004,009	74,219	89,844	105,468	121,093
Net carrying amount	111,338	66,406	50,781	35,156	19,532	3,907

Amortization expense	$ 215,700	$ 44,932	$ 15,625	$ 15,625	$ 15,625	$ 15,625

6. DEPOSITS

At December 31, 2013, the scheduled maturities of certificates of deposit are as follows:

Amount

2014	$71,868,686
2015	13,108,576
2016	1,153,759
2017	586,066
2018 and thereafter	75,091

Total	$86,792,178

The amount of overdraft deposits reclassified as loans were $181,384 and $73,422 for the years ended December 31, 2013 and 2012, respectively.

7. SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2013, the Corporation did not have any federal funds purchased. The Corporation had approximately $81,800,000 in unused federal funds accommodations at year-end 2013. Other short-term borrowed funds consist of FHLB advances of $11,800,000 with interest at 3.48% as of December 31, 2013 and $2,000,000 with interest at 2.79% as of December 31, 2012. The Corporation maintains a line of credit with the Federal Reserve Bank’s Discount Window. The maximum amount that can be borrowed is dependent upon the amount of unpledged securities held by the Corporation as the amount of borrowings must be fully secured.

Information concerning federal funds purchased and FHLB short-term advances are summarized as follows:

	2013	2012

Average balance during the year	$9,400,446	$2,000,000
Average interest rate during the year	3.14%	2.46%

Maximum month-end balance during the year	$11,800,000	$2,000,000

8. LONG-TERM DEBT

Long-term debt at December 31, 2013 and 2012 consisted of the following:

	2013	2012

Advance from FHLB with a 3.85% fixed rate of interest maturing April 30, 2014 (transferred to short-term borrowings).	0	10,000,000

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000
Advance from FHLB with 1.43% fixed rate of interest with annual installment payments maturing September 4, 2018.	7,200,000	0

Total long-term debt	$17,200,000	$20,000,000

The advances from FHLB are collateralized by the pledging of a combination of 1-4 family residential mortgages and investment securities. At December 31, 2013, 1-4 family residential mortgage loans only with a lendable collateral value of $31,594,920 were pledged to secure these advances. In 2012, the advances were secured by 1-4 family residential mortgage loans with a lendable collateral value of $29,988,659. The amount of FHLB Stock held is based on membership and level of FHLB advances. At year end 2013 and 2012, the amount of stock held that is based on membership was $416,000 and $457,500, respectively, and the amount of stock held that is based on the level of FHLB advances was $1,305,000 and $990,000, respectively. At December 31, 2013, the Corporation had approximately $64,300,000 of unused lines of credit with the FHLB.

The following are maturities of long-term debt for the next five years. At December 31, 2013, there was no floating rate long-term debt; however, two of these advances have convertible call features. Two advances totaling $10,000,000 have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Bank intends to pay off these advances at the conversion dates. The Bank has the ability to hold this debt until conversion and the means of repayment.

Due in:	Fixed Rate Amount

2014	$ 0
2015	1,800,000
2016	1,800,000
2017	1,800,000
2018*	11,800,000

Total long-term debt	$17,200,000

*Fixed rate advances with convertible options of $10,000,000.

9. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2013, 2012, and 2011 is presented below.

	2013	2012	2011
Change in Benefit Obligation
Benefit obligation at beginning of year	$12,929,816	$12,360,897	$12,635,261
Service cost	0	0	0
Interest cost	697,704	709,226	692,641
Amendments	0	0	0
Benefits paid	(974,761)	(934,397)	(883,044)
Other – net	655,310	794,090	(83,961)
Benefit obligation at end of year	$13,308,069	$12,929,816	$12,360,897

Change in Plan Assets
Fair value of plan assets at beginning of year	$11,249,592	$10,262,781	$10,488,437
Actual return on plan assets	769,465	547,865	57,388
Employer contribution	775,000	1,373,343	600,000
Benefits paid	(974,761)	(934,397)	(883,044)
Fair value of plan assets at end of year	$11,819,296	$11,249,592	$10,262,781

	2013	2012	2011

Funded status	$(1,488,773)	$(1,680,224)	$(2,098,116)
Unrecognized net actuarial (gain)/loss	0	0	0
Unrecognized prior service cost	0	0	0
Pension liability included in other liabilities	$(1,488,773)	$(1,680,224)	$(2,098,116)

Accumulated benefit obligation	$13,308,069	$12,929,816	$12,360,897

Amount recognized in consolidated balance sheet consist of the following:	2013	2012	2011
Accrued Pension	$1,488,773	$1,680,224	$2,098,116

Deferred tax assets	$506,183	$571,276	$713,359
Accumulated other comprehensive income	982,590	1,108,948	1,384,757
Total	$1,488,773	$1,680,224	$2,098,116

Components of Pension Cost	2013	2012	2011
Service cost	$0	$0	$0
Interest cost on benefit obligation	697,704	709,226	692,641
Expected return on plan assets	(875,553)	(798,782)	(814,635)
Other - net	479,567	422,975	306,007
Net periodic pension cost	$301,718	$333,419	$184,013

Other changes in plan assets and benefit obligations recognized in comprehensive income:

	2013	2012	2011
Net loss (gain)	$(191,451)	$(417,892)	$(48,708)
Prior service costs	0	0	0
Total recognized in other comprehensive income (loss)	$(191,451)	$(417,892)	$(48,708)
Net periodic pension cost	301,718	333,419	184,013
Total recognized in net periodic pension cost and other comprehensive income (loss)	$110,267	$(84,473)	$135,305

After adopting ASC Topic 960, Employer’s Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans, and freezing its pension retirement plan, the Corporation reduced the accrued liability by $191,451 in 2013 and reduced the accrued pension liability by $417,892 in 2012. Also, changes were made to other comprehensive income (loss) of $126,358 for 2013 and $275,809 for 2012 on a pre-tax basis. During 2013, the fair value of the plan assets increased $569,704.

At December 31, 2013, the plan assets included cash and cash equivalents, certificates of deposits with banks, municipal securities, corporate notes, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2013 and 2012 respectively were:

	2013	2012
Weighted-Average Assumptions As of December 31
Discount rate	5.70%	5.50%
Rate of compensation increase	N/A	N/A

For the years ended December 31, 2013, 2012, and 2011, the assumptions used to determine net periodic pension costs are as follows:

	2013	2012	2011

Discount rate	5.50%	5.70%	5.75%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

Pension Asset Allocation and Fair Value Measurement as of December 31

	2013			2012
	Fair Value	Level 1%		Fair Value	Level 1%

Investment at fair value as determined by quoted market price:
Equity	$2,806,587	$2,806,587	24%	$1,728,374	$1,728,374	15%
Fixed income	3,429,416	3,429,416	29%	1,108,150	1,108,150	10%
Total	$6,236,003	$6,236,003	53%	$2,836,524	$2,836,524	25%

Investment as estimated fair value:
Certificates of deposit	$4,783,837	$4,783,837	40%	$6,831,303	$6,831,303	61%
Cash and cash equivalent	799,456	799,456	7%	1,581,765	1,581,765	14%
Total	$5,583,293	$5,583,293	47%	$8,413,068	$8,413,068	75%

Total	$11,819,296	$11,819,296	100%	$11,249,592	$11,249,592	100%

All of the pension plan’s investments were reported as level 1 assets and received level 1 fair value measurement.

ASC Topic 820, Fair Value Measurements and Disclosures establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy consists of three broad levels: Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and have the highest priority, and Level 3 inputs have the lowest priority. These levels are:

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

Estimated Contributions

The Corporation expects to contribute $500,000 to its pension plan in 2014.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2014	$ 1,048,000
2015	1,159,000
2016	1,163,000
2017	1,139,000
2018	1,117,000
Years 2019 – 2023	$ 5,211,000

The estimated amortization amount for 2014 is a net loss of $478,643, no prior service cost or credit, and no net transition asset or obligation.

Southwest Georgia Bank 401(K) Plan

In place of the Corporation’s frozen defined pension retirement plan, the Corporation offers its employees a 401(K) Plan. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a “safe–harbor” plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. The Corporation matched the employee participants for the first four percent of salary contributing to the plan $205,932, $192,999, and 180,717 for the years ended December 31, 2013, 2012, and 2011, respectively.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (the “ESOP”) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The annual amount of the contribution is determined by taking into consideration the financial conditions, profitability, and fiscal requirements of the Corporation. There were contributions of $275,000, $125,000, and 100,000 for the years ended December 31, 2013, 2012, and 2011, respectively. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2013, the ESOP holds 319,597 shares of the Corporation’s outstanding common stock. All 317,870 released shares are allocated to the participants. The 1,727 unreleased shares are pledged as collateral for a $20,000 long-term debt incurred from repurchasing participants’ shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation’s outstanding shares and earnings per share computation.

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

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $900 monthly of salary or directors’ fees and receive corporate common stock with an aggregate value of two times their contribution. The expense incurred during 2013, 2012, and 2011 on the part of the Corporation totaled $272,000, $139,325, and $74,625, respectively.

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

	2013	2012	2011
Number of stock options granted	0	0	0
Average fair value of stock options granted	0	0	0
Number of option shares exercisable	10,900	10,900	10,900
Average price of stock options exercisable	$20.19	$20.19	$20.19

A summary of the status of the Corporation’s Plan as of December 31, 2013, 2012 and 2011, and the changes in stock options during the years are presented below:

	No. of Shares	Average Price
Outstanding at December 31, 2010	13,880	$ 19.08
Granted	0	0
Expired	(2,980)	15.00
Exercised	0	0
Outstanding at December 31, 2011	10,900	$ 20.19
Granted	0	0
Expired	0	0
Exercised	0	0
Outstanding at December 31, 2012	10,900	$ 20.19
Granted	0	0
Expired	0	0
Exercised	0	0
Outstanding at December 31, 2013	10,900	$ 20.19

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2013.

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number Outstanding At 12/31/13	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/13	Weighted Average Exercise Price

$19 to $20	7,600	1.0 Years	$19.61	7,600	$19.61
$21 to $23	3,300	1.5 Years	21.52	3,300	21.52

$19 to $23	10,900		$20.19	10,900	$20.19

Dividend Reinvestment and Share Purchase Plan

The Corporation maintains a dividend reinvestment and share purchase plan. The purpose of the plan is to provide stockholders of record of the Corporation’s common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant’s price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE MKT LLC on the dividend payable date or other purchase date. During the years ended December 31, 2013, 2012, and 2011, shares issued through the plan were 5,381, 6,187, and 4,059, respectively, at an average price of $10.73, $9.53, and $12.50, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

10. INCOME TAXES

Components of income tax expense for 2013, 2012, and 2011 are as follows:

	2013	2012	2011

Current expense (benefit)	$(120,244)	$428,433	$177,369
Deferred taxes (benefit)	484,908	(47,555)	109,834

Total income taxes	$364,664	$380,878	$287,203

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Taxes at statutory income tax rate	$1,066,582	34.0	$788,788	34.0	$594,436	34.0
Reductions in taxes resulting from exempt income	(464,631)	(14.8)	(397,596)	(17.1)	(299,120)	(17.1)
Other timing differences	(237,287)	(7.6)	(10,314)	(0.4)	(8,113)	(0.5)

Total income taxes	$364,664	11.6	$380,878	16.5	$287,203	16.4

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2013, 2012, and 2011 are summarized as follows:

	2013	2012	2011

Nonaccrual loan interest	$0	$9,265	$(6,608)
Foreclosed assets expenses	297,004	(94,690)	(162,459)
Bad debt expense in excess of tax	(310,694)	86,733	(117,431)
Realized impairment (loss) gain on equity securities	509,736	0	369,733
Accretion of discounted bonds	9,175	8,057	31,323
Gain on disposition of discounted bonds	(7,106)	(8,272)	(40,635)
Book and tax depreciation difference	(13,207)	(48,648)	35,911

Total deferred taxes	$484,908	$(47,555)	$109,834

	December 31
	2013	2012
Deferred tax assets:
Alternative minimum tax	$231,038	$347,203
Foreclosed assets expenses	75,758	372,762
Intangible asset amortization	298,699	298,699
Bad debt expense in excess of tax	1,046,368	619,509
Realized loss on other-than-temporarily impaired equity securities	391,211	900,947
Unrealized loss on securities available for sale	208,869	0
Nonqualified retirement plan	(7,229)	(7,228)
Pension plan	506,183	571,276
Total deferred tax assets	2,750,897	3,103,168
Deferred tax liabilities:
Accretion on bonds and gain on discounted bonds	18,550	16,481
Book and tax depreciation difference	268,865	282,072
Unrealized gain on securities available for sale	0	225,997
Total deferred tax liabilities	287,415	524,550

Net deferred tax assets	$2,463,482	$2,578,618

11. RELATED PARTY TRANSACTIONS

The ESOP held 319,597 shares of the Corporation’s stock as of December 31, 2013, of which 1,727 shares have been pledged. In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $1,730,000 and $2,344,000 at December 31, 2013 and 2012, respectively. During 2013, approximately $1,664,000 of such loans was made, and repayments totaled approximately $2,278,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2013 or 2012. Also, during 2013 and 2012, directors and executive officers had approximately $3,921,000 and $3,147,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

	Dec. 31, 2013	Dec. 31, 2012

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$13,253,612	$15,716,172
Standby letters of credit and financial guarantees	$50,000	$10,000

The Corporation’s operating leases are comprised of purchase obligations for data processing services, and a rental agreement for our mortgage servicing office in Valdosta, Georgia. We have no capital lease obligations. The following table shows scheduled future cash payments under those obligations as of December 31, 2013.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$37,085	$26,104	$10,981	$0	$0

Rental expenses were $21,600, $23,400, and $25,885 for the years ended December 31, 2013, 2012, and 2011, respectively.

13. FAIR VALUE MEASUREMENTS AND DISCLOSURES

Effective January 1, 2008, the Corporation adopted ASC Topic 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP.  ASC Topic 820 applies to all financial statement elements that are being measured and reported on a fair value basis.

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

Fair Value Hierarchy:

Under ASC Topic 820, the Corporation groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Loans:

The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310,  Accounting by Creditors for Impairment of a Loans.  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2013 and 2012.

December 31, 2013	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$23,580,234	$0	$23,580,234
State and municipal securities	0	1,440,379	0	1,440,379
Residential mortgage-backed securities	0	8,795,491	0	8,795,491
Corporate notes	0	2,469,515	0	2,469,515
Equity securities	175,149	0	0	175,149
Total	$175,149	$36,285,619	$0	$36,460,768

December 31, 2012	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$8,944,012	$0	$8,944,012
State and municipal securities	0	2,180,028	0	2,180,028
Residential mortgage-backed securities	0	10,414,400	0	10,414,400
Equity securities	133,600	0	0	133,600
Total	$133,600	$21,538,440	$0	$21,672,040

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2013 and 2012.

December 31, 2013	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$405,508	$405,508
Impaired loans	0	0	2,781,555	2,781,555
Total assets at fair value	$0	$0	$3,187,063	$3,187,063

December 31, 2012	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$1,689,861	$1,689,861
Impaired loans	0	0	2,189,199	2,189,199
Total assets at fair value	$0	$0	$3,879,060	$3,879,060

Foreclosed properties that are included above as measured at fair value on a nonrecurring basis are those properties that resulted from a loan that had been foreclosed and charged down or have been written down subsequent to foreclosure. Foreclosed properties are generally recorded at the appraised value less estimated selling costs in the range of 15 – 20%. Loans that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have been either partially charged off or have specific reserves assigned to them. Nonaccrual impaired loans that are collateral dependent are generally written down to a range of 80 – 85% of appraised value which considers the estimated costs to sell. Specific reserves are established for impaired loans based on appraised value of collateral or discounted cash flows.

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012

	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)		(Dollars in thousands)

Assets:
Cash and cash equivalents	$38,800	$38,800	$40,501	$40,501
Investment securities available for sale	36,461	36,461	21,672	21,672
Investment securities held to maturity	59,624	60,019	59,863	62,084
Federal Home Loan Bank stock	1,721	1,721	1,448	1,448
Loans	$215,610	$216,505	$201,292	$199,801
Liabilities:
Deposits	$310,435	$310,658	$291,762	$292,138
Federal funds purchased	0	0	0	0
FHLB advances	$29,000	$29,572	$22,000	$22,648

The carrying amount and estimated fair values of the Corporation’s assets and liabilities are as follows:

December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Loans, net	$215,610	$0	$216,505	$0	$216,505
Liabilities:
Deposits	310,435	0	310,658	0	310,658
FHLB advances	$29,000	$0	$29,572	$0	$29,572

December 31, 2012	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Loans, net	$201,292	$0	$199,801	$0	$199,801
Liabilities:
Deposits	291,762	0	292,138	0	292,138
FHLB advances	$22,000	$0	$22,648	$0	$22,648

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

14. SUPPLEMENTAL FINANCIAL DATA

Components of other income and other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

	Years Ended December 31
	2013	2012	2011

Income:
Bank card interchange fees	$428,178	$391,750	$303,786
Expense:
Other professional fees	$189,252	$175,465	$210,356
Director & board committee fees	$274,881	$240,119	$228,259
Legal fees	$121,962	$219,885	$84,962
FDIC insurance assessment	$257,036	$246,633	$277,368

15. STOCKHOLDERS’ EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its stockholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2013, approximately $1,422,558 of the Bank’s net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2013, the Bank had a total reserve requirement of $3,279,000, but the Bank had sufficient vault cash to cover any required reserve balance at the Federal Reserve Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of tier I capital to average assets (as defined). As of December 31, 2013 and 2012, the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2013, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum total risk-based, tier I risk-based and tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are also presented in the table.

As a result of regulatory limitations at December 31, 2013, approximately $28,787,308 of the parent company’s investments in net assets of the subsidiary bank of $30,209,866, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation’s and the Bank’s ratios under the above rules at December 31, 2013 and 2012 are set forth in the following tables. The Corporation’s leverage ratio at December 31, 2013, was 8.73%.

As of December 31, 2013	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Total capital (to risk-
weighted assets)	$35,640,761	15.44%	$18,463,600	> 8.00%	$23,079,500	> 10.00%
Tier I capital (to risk-
weighted assets)	$32,696,693	14.17%	$ 9,231,800	> 4.00%	$13,847,700	> 6.00%
Leverage (tier I capital
to average assets)	$32,696,693	8.73%	$11,232,930	> 3.00%	$18,721,550	> 5.00%

Southwest Georgia Bank
Total capital (to risk-
weighted assets)	$34,425,902	14.95%	$18,417,512	> 8.00%	$23,021,890	> 10.00%
Tier I capital (to risk-
weighted assets)	$31,486,569	13.68%	$ 9,208,756	> 4.00%	$13,813,134	> 6.00%
Leverage (tier I capital
to average assets)	$31,486,569	8.42%	$11,212,497	> 3.00%	$18,687,495	> 5.00%

As of December 31, 2012	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Total capital (to risk-
weighted assets)	$32,830,990	15.56%	$16,878,302	> 8.00%	$21,097,877	> 10.00%
Tier I capital (to risk-
weighted assets)	$30,191,192	14.31%	$ 8,439,151	> 4.00%	$12,658,726	> 6.00%
Leverage (tier I capital
to average assets)	$30,191,192	8.85%	$10,232,732	> 3.00%	$17,054,554	> 5.00%

Southwest Georgia Bank
Total capital (to risk-
weighted assets)	$31,698,553	15.06%	$16,834,903	> 8.00%	$21,043,628	> 10.00%
Tier I capital (to risk-
weighted assets)	$29,065,452	13.81%	$ 8,417,451	> 4.00%	$12,626,177	> 6.00%
Leverage (tier I capital
to average assets)	$29,065,452	8.54%	$10,211,330	> 3.00%	$17,018,883	> 5.00%

 16. PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation’s condensed balance sheets as of December 31, 2013 and 2012, and its related condensed statements of operations and cash flows for the years ended are as follows:

Condensed Balance Sheets

as of December 31, 2013 and 2012

(Dollars in thousands)

	2013	2012

ASSETS

Cash	$623	$542
Investment in consolidated wholly-owned bank
subsidiary, at equity	30,210	28,749
Loans	20	60
Other assets	566	524

Total assets	$31,419	$29,875

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$0	$0

Stockholders’ equity:
Common stock, $1 par value, 5,000,000 shares
authorized, 4,293,835 shares for 2013 and 2012 issued	4,294	4,294
Additional paid-in capital	31,701	31,701
Retained earnings	22,926	20,664
Accumulated other comprehensive income	(1,388)	(670)
Treasury stock, at cost, 1,745,998 for 2013
and 2012	(26,114)	(26,114)

Total stockholders’ equity	31,419	29,875

Total liabilities and stockholders’ equity	$31,419	$29,875

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Income and Expense

for the years ended December 31, 2013, 2012, and 2011

(Dollars in thousands)

	2013	2012	2011

Income:
Dividend received from bank subsidiary	$667	$388	$368
Interest income	5	7	7
Other	0	0	(12)

Total income	672	395	363

Expenses:
Other	144	124	148

Income before income taxes and equity in
Undistributed income of bank subsidiary	528	271	215

Income tax expense (benefit) – allocated from
consolidated return	(66)	(56)	(62)

Income before equity in undistributed
income of subsidiary	594	327	277

Equity in undistributed income (loss) of subsidiary	2,178	1,612	1,184

Net income (loss)	2,772	1,939	1,461

Retained earnings – beginning of year	20,664	19,132	17,926

Cash dividend declared	(510)	(407)	(255)

Retained earnings – end of year	$22,926	$20,664	$19,132

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Cash Flows

for the years ended December 31, 2013, 2012, and 2011

(Dollars in thousands)

	2013	2012	2011

Cash flow from operating activities:
Net income	$2,772	$1,939	$1,461
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Equity (deficit) in undistributed earnings of
Subsidiary	(2,178)	(1,612)	(1,552)
Changes in:
Other assets	(43)	(21)	(57)

Net cash provided (used) for operating activities	551	306	(148)

Cash flow from investing activities:
Net change in loans	40	97	(56)

Net cash provided (used) for investing
activities	40	97	(56)

Cash flow from financing activities:
Cash dividend paid to stockholders	(510)	(407)	(255)

Net cash used for financing
activities	(510)	(407)	(255)

Increase (decrease) in cash	81	(4)	(459)

Cash – beginning of year	542	546	1,005

Cash – end of year	$623	$542	$546

17. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

	Year Ended December 31, 2013
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$2,772,334	2,547,837	$1.09
Diluted earnings per share:
Net income	$2,772,334	2,547,837	$1.09

	Year Ended December 31, 2012
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$1,939,087	2,547,837	$0.76
Diluted earnings per share:
Net income	$1,939,087	2,547,837	$0.76

	Year Ended December 31, 2011
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$1,461,138	2,547,837	$0.57
Diluted earnings per share:
Net income	$1,461,138	2,547,865	$0.57

18. QUARTERLY DATA

SOUTHWEST GEORGIA FINANCIAL CORPORATION
QUARTERLY DATA
(UNAUDITED)
(Dollars in thousands)

	For the Year 2013
	Fourth	Third	Second	First
Interest and dividend income	$3,735	$3,649	$3,602	$3,488
Interest expense	422	404	405	432
Net interest income	3,313	3,245	3,197	3,056
Provision for loan losses	105	105	105	105
Net interest income after provision for loan losses	3,208	3,140	3,092	2,951
Noninterest income	1,574	1,162	1,149	1,206
Noninterest expenses	3,597	3,572	3,628	3,549
Income before income taxes	1,185	730	613	608
Provision for income taxes	203	80	39	42
Net income	$982	$650	$574	$566
Earnings per share of common stock:
Basic	$.39	$.25	$.23	$.22
Diluted	$.39	$.25	$.23	$.22

	For the Year 2012
	Fourth	Third	Second	First
Interest and dividend income	$3,598	$3,442	$3,374	$3,320
Interest expense	460	469	477	492
Net interest income	3,138	2,973	2,897	2,828
Provision for loan losses	130	105	105	105
Net interest income after provision for loan losses	3,008	2,868	2,792	2,723
Noninterest income	1,271	1,164	1,621	1,469
Noninterest expenses	3,469	3,551	4,104	3,472
Income before income taxes	810	481	309	720
Provision(benefit) for income taxes	167	60	4	150
Net income	$643	$421	$305	$570
Earnings per share of common stock:
Basic	$.25	$.17	$.12	$.22
Diluted	$.25	$.17	$.12	$.22

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

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2013, 2012, and 2011, are as follows:

Segment Reporting

For the year ended December 31, 2013

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Trust and Retail Brokerage Services	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$11,332	0	0	0	1,475	0	5	$12,812
Net intersegment interest
income (expense)	1,196	0	3	(4)	(1,195)	0	0	0
Net Interest Income	12,528	0	3	(4)	280	0	5	12,812

Provision for Loan Losses	420							420

Noninterest Income (expense)
external customers	2,153	583	1,319	601	388	0	47	5,091
Intersegment noninterest
income (expense)	(2)	(1)	3	13	0	(13)	0	0
Total Noninterest Income	2,151	582	1,322	614	388	(13)	47	5,091

Noninterest Expenses:
Depreciation	636	38	30	24	57	0	113	898
Amortization of intangibles	182	0	16	18	0	0	0	216
Other Noninterest expenses	8,112	688	1,158	648	600	0	2,026	13,232
Total Noninterest expenses	8,930	726	1,204	690	657	0	2,139	14,346

Pre-tax Income	5,329	(144)	121	(80)	11	(13)	(2,087)	3,137

Provision for Income Taxes	647	(55)	17	104	1	0	(349)	365

Net Income (Loss)	$4,682	(89)	104	(184)	10	(13)	(1,738)	$2,772

Assets	$392,867	1,167	1,256	262	140,877	(163,121)	587	$373,895

Expenditures for Fixed Assets	$1,052	6	34	5	9	0	0	$1,106

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$5
Noninterest Income:
Executive office miscellaneous income	17
Noninterest Expenses:
Parent Company corporate expenses	144
Executive office expenses not
allocated to segments	1,995
Provison for Income taxes:
Parent Company income taxes (benefit)	(66)
Executive office income taxes not
allocated to segments	(283)
Net Income:	$(1,768)

Segment assets:
Parent Company assets, after
intercompany elimination	$587

Segment Reporting

For the year ended December 31, 2012

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Trust and Retail Brokerage Services	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$10,335	0	0	0	1,494	0	7	$11,836
Net intersegment interest
income (expense)	1,279	(1)	4	4	(1,286)	0	0	0
Net Interest Income	11,614	(1)	4	4	208	0	7	11,836

Provision for Loan Losses	445							445

Noninterest Income (expense)
external customers	1,600	1,323	1,271	587	597	0	147	5,525
Intersegment noninterest
income (expense)	(3)	(1)	4	38	0	(38)	0	0
Total Noninterest Income	1,597	1,322	1,275	625	597	(38)	147	5,525

Noninterest Expenses:
Depreciation	633	45	28	19	63	0	109	897
Amortization of intangibles	182	0	19	18	0	0	0	219
Other Noninterest expenses	7,841	830	1,135	750	595	0	2,329	13,480
Total Noninterest expenses	8,656	875	1,182	787	658	0	2,438	14,596

Pre-tax Income	4,110	446	97	(158)	147	(38)	(2,284)	2,320

Provision for Income Taxes	571	170	13	(21)	(9)	0	(343)	381

Net Income (Loss)	$3,539	276	84	(137)	156	(38)	(1,941)	$1,939

Assets	$371,093	1,312	1,137	312	128,644	(155,901)	584	$347,181

Expenditures for Fixed Assets	$1,722	49	3	13	125			$1,912

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$7
Noninterest Income:
Executive office miscellaneous income	147
Noninterest Expenses:
Parent Company corporate expenses	124
Executive office expenses not
allocated to segments	2,314
Provison for Income taxes:
Parent Company income taxes (benefit)	(56)
Executive office income taxes not
allocated to segments	(287)
Net Income:	$(1,941)

Segment assets:
Parent Company assets, after
intercompany elimination	$584

Segment Reporting

For the year ended December 31, 2011

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Trust and Retail Brokerage Services	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$9,030	0	0	0	1,873	0	6	$10,909
Net intersegment interest
income (expense)	1,640	(1)	6	4	(1,649)	0	0	0
Net Interest Income	10,670	(1)	6	4	224	0	6	10,909

Provision for Loan Losses	984							984

Noninterest Income (expense)
external customers	1,636	1,241	1,264	538	488	0	(8)	5,159
Intersegment noninterest
income (expense)	(5)	(1)	6	37	0	(37)	0	0
Total Noninterest Income	1,631	1,240	1,270	575	488	(37)	(8)	5,159

Noninterest Expenses:
Depreciation	604	38	26	19	58	0	85	830
Amortization of intangibles	182	0	19	18	0	0	0	219
Other Noninterest expenses	7,333	913	1,083	634	565	0	1,759	12,287
Total Noninterest expenses	8,119	951	1,128	671	623	0	1,844	13,336

Pre-tax Income	3,198	288	148	(92)	89	(37)	(1,846)	1,748

Provision for Income Taxes	476	109	22	(14)	8	0	(314)	287

Net Income (Loss)	$2,722	179	126	(78)	81	(37)	(1,532)	$1,461

Assets	$386,495	1,467	1,161	367	110,615	(195,127)	672	$305,650

Expenditures for Fixed Assets	$1,457	6	14	15	61			$1,553

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$6
Noninterest Income:
Executive office miscellaneous income	(8)
Noninterest Expenses:
Parent Company corporate expenses	148
Executive office expenses not
allocated to segments	1,696
Provison for Income taxes:
Parent Company income taxes (benefit)	(62)
Executive office income taxes not
allocated to segments	(252)
Net Income:	$(1,532)

Segment assets:
Parent Company assets, after
intercompany elimination	$672

20. SUBSEQUENT EVENTS

The Corporation performed an evaluation of subsequent events through March 19, 2014, the date upon which the Corporation’s financial statements were available for issue. The Corporation has not evaluated subsequent events after this date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past three years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2013. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, is included in Item 8 of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading “Information About Nominees For Director” and “Compliance

with Section 16(a) of the Exchange Act” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 27, 2014, to be filed with the SEC, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 27, 2014, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 27, 2014, to be filed with the SEC, and the information contained in Item 5 hereof under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 27, 2014, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Information Concerning the Company’s Accountants” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 27, 2014, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended
December 31, 2013, 2012, and 2011 are included in Part II, Item 8 herein:

	(i)	Report of Independent Auditors

	(ii)	Consolidated Balance Sheets – December 31, 2013 and 2012

	(iii)	Consolidated Statements of Income – Years ended December 31, 2013, 2012, and 2011

	(iv)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2013, 2012, and
2011

	(v)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2013, 2010,
2012, and 2011

	(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2013, 2012, and 2011

(vii) Notes to Consolidated Financial Statements – December 31, 2013

(b)	Financial Statement Schedules

All applicable financial statement schedules required have been included in the Notes to the Consolidated
Financial Statements.

(c)	Exhibits:

The exhibits filed as part of this registration statement are as follows:

Exhibit Number	Description Of Exhibit

3.1	Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit 3.1 to the Corporation’s Form 10-KSB dated December 31, 1996, previously filed with the SEC and incorporated herein by reference).

3.2	Bylaws of the Corporation as amended (included as Exhibit 3.2 to the Corporation’s Form 10-KSB dated December 31, 1995, previously filed with the SEC and incorporated herein by reference).

10.1	Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2009. (included as Exhibit 10.1 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the SEC and incorporated herein by reference).*

10.2	Form of Directors’ Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation’s Form S-18 dated January 23, 1990, previously filed with the SEC and incorporated herein by reference).*

10.3	Directors’ and Executive Officers’ Stock Purchase Plan of the Corporation dated August 22, 2012 (included as Exhibit 4 to the Corporation’s Form S-8 dated October 11, 2012, previously filed with the SEC and incorporated herein by reference).*

10.4	Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation’s Form 10-KSB dated December 31, 1994, previously filed with the SEC and incorporated herein by reference).*

10.5	Trust under the Corporation’s Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.6	Employee Stock Ownership Plan and Trust of the Corporation as amended and restated effective as of December 14, 2011 (included as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2011, previously filed with the SEC and incorporated herein by reference).*

10.7	Dividend Reinvestment and Share Purchases Plan of the Corporation as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation’s Form S-3DPOS dated September 30, 1998, previously filed with the SEC and incorporated herein by reference).

10.8	Key Individual Stock Option Plan of the Corporation dated March 19, 1997 (included as Exhibit 10.9 to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.9	Employment Agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation’s Form S-4 dated January 6, 2004, previously filed with the SEC and incorporated herein by reference).*

10.11	Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006 (included as Exhibit 10.17 to the Corporation’s Form 10-K dated December 31, 2006, previously filed with the SEC and incorporated herein by reference). *

10.12	Employment Agreement by and between Charles R. Lemons and Empire (included as Exhibit 10.12 to the Corporation’s Form 10-K dated December 31, 2008, previously filed with the SEC and incorporated herein by reference).*

10.13	Guarantee of Empire’s financial performance obligation by the Bank as it relates to Charles R. Lemons Employment Agreement. (included as Exhibit 10.13 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the SEC and incorporated herein by reference).*

10.14	Amendment No. 3 to the Employee Stock Ownership Plan and Trust of the Corporation as amended and restated effective as of December 14, 2011 (included as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2011, as amended effective September 25, 2013).*

14	Code of Ethical Conduct dated February 27, 2008 (included as Exhibit 14 to the Corporation’s Form 8-K dated February 27, 2008, previously filed with the SEC and incorporated herein by reference).

21	Subsidiaries of the Corporation (included as Exhibit 21 to the Corporation’s Form 10-K dated December 31, 2002, previously filed with the SEC, incorporated herein by reference).

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwest Georgia Financial Corporation
(Corporation)

Date: March 31, 2014	By:	/s/ DeWitt Drew
DEWITT DREW
President and Chief Executive Officer

Date: March 31, 2014		/s/ George R. Kirkland
GEORGE R. KIRKLAND
Executive Vice-President and Treasurer
Principal Financial and Accounting
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ Michael J. McLean	Date: March 31, 2014
MICHAEL J. MCLEAN Chairman

/s/ Richard L. Moss	Date: March 31, 2014
RICHARD L. MOSS Vice Chairman

/s/ Cecil H. Barber	Date: March 31, 2014
CECIL H. BARBER Director

/s/ John J. Cole, Jr.	Date: March 31, 2014
JOHN J. COLE, JR. Director

/s/ Roy Reeves	Date: March 31, 2014
ROY REEVES Director

/s/ Johnny R. Slocumb	Date: March 31, 2014
JOHNNY R. SLOCUMB Director

/s/ M. Lane Wear	Date: March 31, 2014
M. LANE WEAR Director

/s/ Marcus R. Wells	Date: March 31, 2014
MARCUS R. WELLS Director

Exhibit Index

Exhibit Number	Description of Exhibit

10.14	Amendment No. 3 to the Employee Stock Ownership Plan and Trust of the Corporation effective September 25, 2013

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document