Form 10-Q
period 2014-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2014-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At March 31, 2014
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - March 31, 2014 (unaudited) and
	December 31, 2013 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	ended March 31, 2014 and 2013.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months ended March 31, 2014 and 2013.	4

d.	Consolidated statements of cash flows (unaudited) for the three months
	ended March 31, 2014 and 2013.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	37

SIGNATURE		38

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2014 and December 31, 2013
	(Unaudited)	(Audited)
	March 31,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$8,279,111	$7,074,010
Interest-bearing deposits in other banks	39,998,500	28,296,150
Cash and cash equivalents	48,277,611	35,370,160

Certificates of deposit in other banks	3,430,000	3,430,000

Investment securities available for sale, at fair value	40,654,279	36,460,768
Investment securities held to maturity (fair value
approximates $59,818,406 and $60,019,146)	58,974,050	59,624,039
Federal Home Loan Bank stock, at cost	1,641,000	1,721,000
Total investment securities	101,269,329	97,805,807

Loans	222,854,517	218,713,849
Less: Unearned income	(26,251)	(25,941)
Allowance for loan losses	(3,073,462)	(3,077,561)
Loans, net	219,754,804	215,610,347

Premises and equipment, net	10,908,224	10,335,878
Foreclosed assets, net	608,741	405,508
Intangible assets	78,125	111,338
Bank owned life insurance	4,992,664	4,980,390
Other assets	5,465,375	5,845,785

Total assets	$394,784,873	$373,895,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$21,435,263	$23,088,159
Money Market	103,211,164	89,933,636
Savings	30,111,664	28,791,929
Certificates of deposit $100,000 and over	32,628,928	36,956,313
Other time accounts	47,998,255	49,835,865
Total interest-bearing deposits	235,385,274	228,605,902
Noninterest-bearing deposits	95,480,083	81,828,637
Total deposits	330,865,357	310,434,539

Short-term borrowed funds	11,800,000	11,800,000
Long-term debt	17,200,000	17,200,000
Other liabilities	2,612,974	3,040,683
Total liabilities	362,478,331	342,475,222

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	23,423,717	22,926,458
Accumulated other comprehensive loss	(998,748)	(1,388,040)
Treasury stock, at cost 1,745,998 shares for 2014
and 2013	(26,113,795)	(26,113,795)
Total stockholders' equity	32,306,542	31,419,991

Total liabilities and stockholders' equity	$394,784,873	$373,895,213

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2014	2013
Interest income:
Interest and fees on loans	$2,949,380	$2,918,151
Interest on taxable securities available for sale	210,322	144,611
Interest on taxable securities held to maturity	88,909	105,513
Interest on tax exempt securities	263,230	277,732
Dividends	11,393	8,280
Interest on deposits in other banks	21,226	23,272
Interest on certificates of deposit in other banks	9,267	10,650
Total interest income	3,553,727	3,488,209

Interest expense:
Interest on deposits	195,486	245,008
Interest on federal funds purchased	1	1
Interest on other short-term borrowings	102,697	13,759
Interest on long-term debt	103,041	173,506
Total interest expense	401,225	432,274
Net interest income	3,152,502	3,055,935
Provision for loan losses	105,000	105,000
Net interest income after provision for loan losses	3,047,502	2,950,935

Noninterest income:
Service charges on deposit accounts	324,297	299,751
Income from trust services	55,299	50,193
Income from retail brokerage services	92,193	76,069
Income from insurance services	360,628	359,072
Income from mortgage banking services	135,122	260,587
Net gain (loss) on sale or disposition of assets	154,451	(53,927)
Other income	220,182	214,010
Total noninterest income	1,342,172	1,205,755

Noninterest expense:
Salaries and employee benefits	2,068,567	2,102,639
Occupancy expense	252,272	253,415
Equipment expense	216,858	232,019
Data processing expense	273,478	276,926
Amortization of intangible assets	33,213	53,925
Other operating expenses	657,855	630,263
Total noninterest expenses	3,502,243	3,549,187
Income before income taxes	887,431	607,503
Provision for income taxes	186,346	41,697
Net income	$701,085	$565,806

Earnings per share of common stock:
Net income, basic	$0.28	$0.22
Net income, diluted	$0.28	$0.22
Dividends paid per share	$0.08	$0.04
Weighted average shares outstanding	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2014	2013

Net income	$701,085	$565,806
Other comprehensive income, net of tax:
Unrealized gain on securities available for sale	589,836	13,153
Federal income tax expense	(200,544)	(4,472)
Other comprehensive income, net of tax	389,292	8,681
Total comprehensive income	$1,090,377	$574,487

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	2014	2013
Net income	$701,085	$565,806
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	105,000	105,000
Depreciation	226,127	230,277
Net amortization of investment securities	80,919	88,067
Income on cash surrender value of bank owned life insurance	(12,274)	(8,929)
Amortization of intangibles	33,213	53,925
Loss on sale/writedown of foreclosed assets	0	53,927
Net gain on sale of securities	(154,451)	0
Change in:
Funds held related to mortgage banking activities	(503,465)	106,373
Other assets	179,866	23,239
Other liabilities	75,756	(605,601)
Net cash provided by operating activities	731,776	612,084

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	575,974	2,007,264
Proceeds from calls, paydowns and maturities of securities AFS	1,170,936	1,608,785
Proceeds from Federal Home Loan Bank stock repurchase	80,000	41,500
Proceeds from sale of securities available for sale	198,200	0
Purchase of securities held to maturity	0	(4,193,607)
Purchase of securities available for sale	(4,825,263)	(11,139,454)
Purchase of certificates of deposit in other banks	0	(245,000)
Net change in loans	(4,490,005)	(3,629,000)
Purchase of premises and equipment	(798,473)	(257,923)
Proceeds from sales of other assets	37,315	111,777
Net cash used in investing activities	(8,051,316)	(15,695,658)

Cash flows from financing activities:
Net change in deposits	20,430,818	18,895,289
Cash dividends paid	(203,827)	(101,913)
Net cash provided by financing activities	20,226,991	18,793,376

Increase (decrease) in cash and cash equivalents	12,907,451	3,709,802
Cash and cash equivalents - beginning of period	35,370,160	36,581,052
Cash and cash equivalents - end of period	$48,277,611	$40,290,854

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$240,548	$0
Unrealized gain (loss) on securities available for sale	$589,836	$13,153

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation’s 2013 Annual Report on Form 10K.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $417,051 at March 31, 2014.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. No additional provisions were added in the first three months of 2014. As of March 31, 2014, the valuation allowance for foreclosed asset losses remains at $895,000.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At March 31, 2014 and 2013, the policies had a value of $4,992,664 and $4,775,442, respectively, and were 15.5% and 15.7%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $134 million in non-recourse commercial mortgages at March 31, 2014. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC Topic 860, Transfers and Servicing, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $43,491 and $37,442 for the three month periods ended March 31, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

Accounting Standards Update (ASU) 2014-04 – Receivables – Troubled Debt Restructurings by Creditors (“ASU 2014-04”). ASU 2014-04 clarifies when a creditor should reclassify mortgage loans collateralized by residential real estate from loans to other real estate owned. It defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate collateralizing a mortgage loan. ASU 2014-04 is effective for fiscal years beginning after December 31, 2014, and early adoption is permitted. It can either be applied prospectively or using a modified retrospective transition method. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

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

Federal Home Loan Bank Stock:

For disclosure purposes, the carrying value of other investments approximates fair value.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013.

March 31, 2014	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$28,971,937	$0	$28,971,937
State and municipal securities	0	851,215	0	851,215
Residential mortgage-backed securities	0	8,339,827	0	8,339,827
Corporate notes	0	2,491,300	0	2,491,300
Total	$0	$40,654,279	$0	$40,654,279

December 31, 2013	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$23,580,234	$0	$23,580,234
State and municipal securities	0	1,440,379	0	1,440,379
Residential mortgage-backed securities	0	8,795,491	0	8,795,491
Corporate notes	0	2,469,515	0	2,469,515
Equity securities	175,149	0	0	175,149
Total	$175,149	$36,285,619	$0	$36,460,768

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2014 and December 31, 2013.

March 31, 2014	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$608,741	$608,741
Impaired loans	0	0	2,546,617	2,546,617
Total assets at fair value	$0	$0	$3,155,358	$3,155,358

December 31, 2013	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$405,508	$405,508
Impaired loans	0	0	2,997,359	2,997,359
Total assets at fair value	$0	$0	$3,402,867	$3,402,867

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2014, and December 31, 2013, are as follows:

		Estimated Fair Value
March 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$48,278	$48,278	$0	$0	$48,278
Certificates of deposit in other banks	3,430	3,430	0	0	3,430
Investment securities available for sale	40,654	0	40,654	0	40,654
Investment securities held to maturity	58,974	0	59,818	0	59,818
Federal Home Loan Bank stock	1,641	0	1,641	0	1,641
Loans, net	219,755	0	218,131	2,547	220,678
Liabilities:
Deposits	330,865	0	331,042	0	331,042
FHLB advances	29,000	0	29,468	0	29,468

		Estimated Fair Value
December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,370	$35,370	$0	$0	$35,370
Certificates of deposit in other banks	3,430	3,430	0	0	3,430
Investment securities available for sale	36,461	175	36,286	0	36,461
Investment securities held to maturity	59,624	0	60,019	0	60,019
Federal Home Loan Bank stock	1,721	0	1,721	0	1,721
Loans, net	215,610	0	213,508	2,997	216,505
Liabilities:
Deposits	310,435	0	310,658	0	310,658
FHLB advances	29,000	0	29,572	0	29,572

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at March 31, 2014, and December 31, 2013, were as follows:

Securities Available For Sale:

March 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$29,368,330	$163,539	$559,932	$28,971,937
State and municipal securities	885,172	0	33,957	851,215
Residential mortgage-backed securities	7,929,851	427,398	17,422	8,339,827
Corporate notes	2,495,410	4,630	8,740	2,491,300
Total securities AFS	$40,678,763	$595,567	$620,051	$40,654,279

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$24,544,975	$0	$964,741	$23,580,234
State and municipal securities	1,531,693	2,219	93,533	1,440,379
Residential mortgage-backed securities	8,459,377	378,150	42,036	8,795,491
Corporate notes	2,495,294	0	25,779	2,469,515
Total debt securities AFS	37,031,339	380,369	1,126,089	36,285,619
Equity securities	43,749	131,400	0	175,149

Total securities AFS	$37,075,088	$511,769	$1,126,089	$36,460,768

Securities Held to Maturity:

March 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$48,645,811	$718,404	$227,390	$49,136,825
Residential mortgage-backed securities	10,328,239	355,297	1,955	10,681,581

Total securities HTM	$58,974,050	$1,073,701	$229,345	$59,818,406

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$48,701,733	$491,808	$433,078	$48,760,463
Residential mortgage-backed securities	10,922,306	348,198	11,821	11,258,683

Total securities HTM	$59,624,039	$840,006	$444,899	$60,019,146

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

March 31, 2014	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$507,182	$19,512,912	$52,750	$947,250
State and municipal securities	0	0	33,957	851,215
Residential mortgage-backed securities	17,422	686,402	0	0
Corporate notes	8,740	491,260	0	0
Total securities available for sale	$533,344	$20,690,574	$86,707	$1,798,465

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$218,581	$16,838,136	$8,808	$1,284,498
Residential mortgage-backed securities	1,955	643,431	0	0
Total securities held to maturity	$220,536	$17,481,567	$8,808	$1,284,498

December 31, 2013	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$902,051	$22,642,924	$62,690	$937,310
State and municipal securities	0	0	93,533	793,161
Residential mortgage-backed securities	42,036	690,106	0	0
Corporate notes	25,779	2,469,515	0	0
Total debt securities AFS	969,866	25,802,545	156,223	1,730,471
Temporarily impaired equity securities	0	0	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$969,866	$25,802,545	$156,223	$1,730,471

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$412,787	$22,496,117	$20,291	$2,359,232
Residential mortgage-backed securities	11,821	1,368,200	0	0
Total securities held to maturity	$424,608	$23,864,317	$20,291	$2,359,232

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

At March 31, 2014, the debt securities with unrealized losses have depreciated 2.0% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at March 31, 2014 and December 31, 2013, were as follows:

	March 31, 2014		December 31, 2013

Commercial, financial and agricultural loans	$44,407,459	19.9%	$43,674,774	20.0%
Real estate:
Construction loans	15,670,790	7.0%	15,858,863	7.2%
Commercial mortgage loans	79,993,391	35.9%	78,722,646	36.0%
Residential loans	66,383,050	29.8%	64,382,656	29.4%
Agricultural loans	13,144,938	5.9%	12,605,851	5.8%
Consumer & other loans	3,254,889	1.5%	3,469,059	1.6%

Loans outstanding	222,854,517	100.0%	218,713,849	100.0%

Unearned interest and discount	(26,251)		(25,941)
Allowance for loan losses	(3,073,462)		(3,077,561)
Net loans	$219,754,804		$215,610,347

The Corporation’s only significant concentration of credit at March 31, 2014, occurred in real estate loans which totaled $175,192,169. However, this amount was not concentrated in any specific segment within the market or geographic area.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At March 31, 2014, $31,594,920 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at March 31, 2014.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$20,783,902
After one year but within five years	36,363,475
After five years	2,930,872

Total	$60,078,249

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at March 31, 2014.

	Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$38,543,997	$ 750,350	$39,294,347

The following table presents information concerning outstanding balances of nonaccrual and accruing loans for 30 days past-due, troubled debt restructured and other potential problem loans as well as foreclosed assets for the indicated period.

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Potential Problem	Total	Foreclosed Assets

March 31, 2014	$104,082	$0	$244,309	$93,561	$441,952	$608,741
December 31, 2013	$912,785	$0	$255,699	$672,255	$1,840,739	$405,508

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

Loans placed on nonaccrual status amounted to $104,082 and $912,785 at March 31, 2014, and December 31, 2013, respectively. There were no past due loans over ninety days and still accruing at March 31, 2014, or December 31, 2013. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $553 for March 31, 2014, and $6,195 for December 31, 2013.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of March 31, 2014
	30-89 Days Past Due	Greater than 90 Days	Total Accruing Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$585,957	$0	$585,957	$0	$43,821,502	$44,407,459
Real estate:
Construction loans	79,960	0	79,960	93,195	15,497,635	15,670,790
Commercial mortgage loans	590,739	0	590,739	0	79,402,652	79,993,391
Residential loans	3,348,844	0	3,348,844	0	63,034,206	66,383,050
Agricultural loans	37,772	0	37,772	0	13,107,166	13,144,938
Consumer & other loans	162,909	0	162,909	10,887	3,081,093	3,254,889

Total loans	$4,806,181	$0	$4,806,181	$104,082	$217,944,254	$222,854,517

	Age Analysis of Past Due Loans As of December 31, 2013
	30-89 Days Past Due	Greater than 90 Days	Total Accruing Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$171,713	$0	$171,713	$36,893	$43,466,168	$43,674,774
Real estate:
Construction loans	3,383,103	0	3,383,103	215,804	12,259,956	15,858,863
Commercial mortgage loans	199,323	0	199,323	484,222	78,039,101	78,722,646
Residential loans	2,959,263	0	2,959,263	167,614	61,255,779	64,382,656
Agricultural loans	38,166	0	38,166	0	12,567,685	12,605,851
Consumer & other loans	35,303	0	35,303	8,252	3,425,504	3,469,059

Total loans	$6,786,871	$0	$6,786,871	$912,785	$211,014,193	$218,713,849

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

At March 31, 2014, and December 31, 2013, impaired loans amounted to $2,546,617 and $2,997,359, respectively. A reserve amount of $306,758 and $469,302 were recorded in the allowance for loan losses for these impaired loans as of March 31, 2014, and December 31, 2013, respectively.

The following tables present impaired loans, segregated by class of loans as of March 31, 2014, and December 31, 2013:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
March 31, 2014	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$34,867	$0	$34,867	$34,867	$16,657	$69,734	$788
Real estate:
Construction loans	213,995	93,195	0	93,195	0	7,915	5,802
Commercial mortgage loans	495,296	0	495,296	495,296	97,174	438,603	9,391
Residential loans	1,734,397	0	1,713,485	1,713,485	123,858	2,527,065	24,702
Agricultural loans	191,540	0	191,540	191,540	69,069	222,501	2,080
Consumer & other loans	21,770	18,234	0	18,234	0	22,775	373

Total loans	$2,691,865	$111,429	$2,435,188	$2,546,617	$306,758	$3,288,593	$43,137

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2013	Principal Balance	With No Allowance	With No Allowance	With No Allowance	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$56,429	$0	$56,429	$56,429	$38,219	$63,317	$2,301
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	894,722	118,537	712,829	831,366	221,512	454,169	19,285
Residential loans	1,940,949	167,614	1,722,330	1,889,944	132,703	1,982,756	81,454
Agricultural loans	197,398	0	197,398	197,398	76,868	148,725	9,198
Consumer & other loans	22,222	22,222	0	22,222	0	17,473	1,451

Total loans	$3,111,720	$308,373	$2,688,986	$2,997,359	$469,302	$2,666,440	$113,689

At March 31, 2014, and December 31, 2013, included in impaired loans were $244,309 and $374,236, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at March 31, 2014, and December 31, 2013, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at March 31, 2014, and December 31, 2013. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 days past due.

	March 31, 2014
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$34,556	$0	1	$34,556	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	191,540	0	1	191,540	0	0
Consumer & other loans	18,213	0	1	3,194	4	15,019
Total TDR’s	$244,309	$0	3	$229,290	4	$15,019

	December 31, 2013
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$36,079	$0	1	$36,079	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	118,537	0	0	1	118,537
Residential loans	0	0	0	0	0	0
Agricultural loans	197,398	0	1	197,398	0	0
Consumer & other loans	22,222	0	5	22,222	0	0
Total TDR’s	$255,699	$118,537	7	$255,699	1	$118,537

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at March 31, 2014, and December 31, 2013.

	March 31, 2014				December 31, 2013
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Forbearance of interest	1	$34,556	0	$0	0	$0	1	$118,537
Payment modification	1	191,540	0	0	1	36,079	0	0
Rate reduction	4	14,518	0	0	1	4,131	0	0
Rate reduction, payment modification	1	3,695	0	0	5	215,489	0	0
Total	7	$244,309	0	$0	7	$255,699	1	$118,537

As of March 31, 2014, and December 31, 2013, the Corporation had a balance of $244,309 and $374,236, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans as of March 31, 2014, and $211,829 at December 31, 2013. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $85,726 and $94,737 at March 31, 2014, and December 31, 2013, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2014.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of March 31, 2014, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of March 31, 2014, and December 31, 2013:

March 31, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$431,128	$0	$0	$28,437	$0	$366,239	$825,804
Grade 2- Above Avg.	185,500	113,363	0	94,767	374,899	0	768,529
Grade 3- Acceptable	31,677,331	5,294,634	34,956,269	35,551,458	7,538,563	1,971,315	116,989,570
Grade 4- Fair	11,714,716	8,847,218	39,254,095	24,124,024	3,921,537	800,568	88,662,158
Grade 5a- Watch	145,220	954,395	2,041,673	999,360	446,340	7,804	4,594,792
Grade 5b- OAEM	41,407	248,497	1,693,423	1,335,050	672,059	55,767	4,046,203
Grade 6- Substandard	212,157	212,683	2,047,931	4,215,236	191,540	53,196	6,932,743
Grade 7- Doubtful	0	0	0	34,718	0	0	34,718
Total loans	$44,407,459	$15,670,790	$79,993,391	$66,383,050	$13,144,938	$3,254,889	$222,854,517

December 31, 2013	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$377,030	$0	$0	$28,675	$0	$367,222	$772,927
Grade 2- Above Avg.	14,500	635,975	0	96,613	383,104	408	1,130,600
Grade 3- Acceptable	31,122,794	4,835,273	33,044,849	34,569,435	7,175,714	2,183,886	112,931,951
Grade 4- Fair	11,800,838	8,866,362	40,678,393	23,093,070	4,017,325	844,609	89,300,597
Grade 5a- Watch	127,359	936,550	2,060,701	1,091,573	164,132	13,523	4,393,838
Grade 5b- OAEM	39,994	248,497	1,702,801	598,666	668,181	20,108	3,278,247
Grade 6- Substandard	192,259	336,206	1,235,902	4,869,802	197,397	39,303	6,870,869
Grade 7- Doubtful	0	0	0	34,820	0	0	34,820
Total loans	$43,674,774	$15,858,863	$78,722,646	$64,382,654	$12,605,853	$3,469,059	$218,713,849

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and nine month periods ended March 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.2% for the three months ended March 31, 2014.

Three months ended March 31, 2014:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Charge-offs	0	0	120,800	0	0	4,120	124,920
Recoveries	4,569	0	0	11,111	0	141	15,821
Net charge-offs	(4,569)	0	120,800	(11,111)	0	3,979	109,099
Provisions charged to operations	(4,397)	0	113,366	0	(7,799)	3,830	105,000
Balance at end of period, March 31, 2014	$297,718	$1,032,053	$1,184,664	$312,280	$69,069	$177,678	$3,073,462

Ending balance -
Individually evaluated for impairment	$16,657	$0	$97,174	$123,858	$69,069	$0	$306,758
Collectively evaluated for impairment	281,061	1,032,053	1,087,490	188,422	0	177,678	2,766,704
Balance at end of period	$297,718	$1,032,053	$1,184,664	$312,280	$69,069	$177,678	$3,073,462

Loans :
Ending balance -
Individually evaluated for impairment	$34,867	$ 1, 096,407	$4,215,373	$4,071,235	$392,143	$30,022	$9,840,047
Collectively evaluated for impairment	44,372,592	14,574,383	75,778,018	62,311,815	12,752,795	3,224,867	213,014,470
Balance at end of period	$44,407,459	$15,670,790	$79,993,391	$66,383,050	$13,144,938	$3,254,889	$222,854,517

 The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2013.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Charge-offs	17,746	0	160,824	46,093	0	9,179	233,842
Recoveries	23,187	0	4,497	13,154	0	5,662	46,500
Net charge-offs	(5,441)	0	156,327	32,939	0	3,517	187,342
Provisions charged to operations	(17,841)	0	301,133	49,505	76,868	10,335	420,000
Balance at end of period, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Ending balance -
Individually evaluated for impairment	$38,219	$0	$221,512	$132,703	$76,868	$0	$469,302
Collectively evaluated for impairment	259,327	1,032,053	970,586	168,466	0	177,827	2,608,259
Balance at end of period	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Loans :
Ending balance -
Individually evaluated for impairment	$72,971	$944,387	$4,372,425	$4,256,508	$380,931	$30,474	$10,057,696
Collectively evaluated for impairment	43,601,803	14,914,476	74,350,221	60,126,148	12,224,920	3,438,585	208,656,153
Balance at end of period	$43,674,774	$15,858,863	$78,722,646	$64,382,656	$12,605,851	$3,469,059	$218,713,849

Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $240,548 and for the period ended March 31, 2014, and no such transfers were made during the period ended March 31, 2013.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a full-service banking center that was completed and opened in June 2010 and a mortgage origination office that opened in January 2011 both in Valdosta, Georgia. Continuing our expansion in the Valdosta market, we opened our second banking center in March 2012. We have begun construction on a commercial office adjacent to our North Valdosta branch that will be two stories and approximately 11,000 square feet and is expected to open around August 2014.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through March 2014. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the first quarter of 2014, noninterest income was 27.4% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets decreased $1.8 million to $713 thousand at the end of March 2014, compared with the same period last year. Foreclosed assets decreased $915 thousand compared with the first quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of March 31, 2014, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at March 31, 2014, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At March 31, 2014, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2014, total capital increased $887 thousand to $32.3 million and increased $2.0 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.18% as of March 31, 2014. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2014, was $701 thousand, up $135 thousand from net income of $566 thousand for the first quarter of 2013. This increase in net income was primarily due to $154 thousand gain on the sale of Fannie Mae preferred stock and higher net interest income of $97 thousand compared with the first quarter of 2013.

On a per share basis, net income for the first quarter was $.28 per diluted share compared with $.22 per diluted share for the same quarter in 2013. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as first quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2014	2013	2013	2013	2013
Return on average total assets	0.72%	1.05%	0.71%	0.64%	0.62%
Return on average total equity	8.71%	12.50%	8.49%	7.47%	7.50%
Average shareholders’ equity to Average total assets	8.30%	8.39%	8.37%	8.54%	8.33%
Net interest margin (tax equivalent)	3.78%	4.02%	4.04%	4.10%	3.94%

Comparison of Statements of Income for the Quarter

Total interest income increased $66 thousand to $3.6 million for the three months ended March 31, 2014, compared with the same period in 2013, reflecting $31 thousand higher interest income and fees from loans due to loan growth. This increase was accompanied by an increase in interest income from investment securities of $38 thousand. Slight decreases were noted in interest income from deposits in other banks when compared with the first quarter of 2013.

Total interest expense decreased $31 thousand, or 7.2%, to $401 thousand in the first quarter of 2014 compared with the same period in 2013. Interest paid on deposits decreased $50 thousand, or 20.2%, during the first quarter of 2014 due to the low interest rate environment. The average rate paid on average time deposits has decreased 20 basis points compared with the same period last year. Interest on total borrowings increased $18 thousand compared with the same quarter in 2013 due to increased borrowings.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.2 million for the first quarter of 2014 compared with $3.1 million in net interest income in the 2013 first quarter. Net interest income after provision for loan losses for the first quarter of 2014 was $3.1 million compared with $3.0 million for the same period in 2013. The first quarter provision for loan losses was $105 thousand in both 2014 and 2013. The Corporation’s net interest margin was 3.78% for the first quarter of 2014, down 16 basis points from the same period last year. The decrease in net interest margin was impacted by a 24 basis point drop in earning asset yields compared with first quarter 2013.

Noninterest income, at 27.4% of the Corporation’s total revenue for the quarter, was $1.3 million for the first quarter, increasing 11.3% compared with the same period in 2013. The majority of the increase in noninterest income was from $154 thousand gain on sale of the remaining FNMA preferred stock. Also, there was no recurring of $54 thousand from losses on disposition of assets compared with the prior year’s first quarter.

Other significant increases were noted in income on service charges on deposit accounts of $25 thousand and increases from retail brokerage services of $16 thousand. Partially offsetting these increases were a decrease of $25 thousand in income from both commercial and residential mortgage banking services compared with last year’s first quarter.

Noninterest expense decreased slightly to $3.5 million for the first quarter of 2014 compared with the first quarter of 2013. The largest component of noninterest expense, salaries and employee benefits, decreased $34 thousand to $2.1 million for the first quarter mainly due to a decrease in the staff level of the commercial mortgage banking services subsidiary. Other noted decreases in noninterest expenses were $15 thousand in equipment expenses and $21 thousand in amortization of intangible assets related to the prior acquisitions. These decreases were partially offset by $28 thousand increase in normal other operating expenses compared with the first quarter of a year ago.

Comparison of Financial Condition Statements

At March 31, 2014, total assets were $394.8 million, a $20.9 million increase from December 31, 2013. The increase in total assets was primarily due to a $4.1 million growth in loans, a $3.5 million increase in investment securities, and an $11.8 million growth in deposits in other banks, funded by a $20.4 million increase in deposits.

Total loans increased $15.1 million to $222.9 million at March 31, 2014, compared with $207.8 million at March 31, 2013. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 56.4% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 36.7% of total assets at March 31, 2014. Compared with March 31, 2013, investment securities increased $6.7 million and interest-bearing deposits in other banks increased $5.6 million. This resulted in an overall increase in investments of $12.3 million since March 31, 2013.

Deposits increased to $330.9 million at the end of the first quarter of 2014, up $20.4 million from the end of 2013. The increase was primarily in noninterest-bearing demand deposits. At March 31, 2014, total deposits represented 83.8% of total assets.

Total debt of $29 million remained the same compared with the end of last year. The $10 million short-term fixed-rate debt has a maturity date of April 30, 2014 and the Corporation will repay it to the Federal Home Loan Bank.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	March 31,	December 31,	March 31,
	2014	2013	2013

Advance from FHLB with a 3.85% fixed rate of interest maturing April 30, 2014 (transferred to short-term borrowings).	$0	$0	$10,000,000

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually beginning September 4, 2014).	7,200,000	7,200,000	0

Total long-term debt	$17,200,000	$17,200,000	$20,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.38% of total loans outstanding at March 31, 2014, compared with 1.41% of loans outstanding at December 31, 2013, and 1.42% at March 31, 2013. Net charge-offs in the 2014 first quarter were $109 thousand compared with net charge-offs of $6 thousand in the first quarter of 2013. Management considers the allowance for loan losses as of March 31, 2014, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $713 thousand, or 0.18% of total assets, in the first quarter of 2014, down from $1.4 million, or 0.36% of total assets, at the end of 2013, and down from $2.5 million, or 0.70% of total assets in the same period last year. Nonaccrual loans were $104 thousand in the first quarter of 2014. There were $609 thousand of foreclosed properties in nonperforming assets at the end of the first quarter of 2014 compared with $1.5 million at the end of last year’s first quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	March 31, 2014	March 31, 2013
Commitments to extend credit	$17,187	$19,282
Standby letters of credit and financial guarantees	$100	$10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At March 31, 2014, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.30%, which is over 53 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	March 31, 2014	For Well Capitalized	Minimum Guidelines
Tier 1 capital	14.05%	6.00%	4.00%
Total risk based capital	15.30%	10.00%	8.00%
Tier 1 leverage ratio	8.57%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	March 31, 2014	For Well Capitalized	Minimum Guidelines
Tier 1 capital	13.24%	6.00%	4.00%
Total risk based capital	14.49%	10.00%	8.00%
Tier 1 leverage ratio	8.07%	5.00%	3.00%

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

In March 2014, the Corporation paid a quarterly cash dividend of $0.08 per common share. A cash dividend of $0.08 per common share was also paid in December 2013. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2013, was included in Item 8 of the form 10K , dated December 31, 2013, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

The annual report form 10K, dated December 31, 2013, does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Corporation’s internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2014, and December 31, 2013; (ii) Consolidated Statements of Income for the three months ended March 31, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014, and 2013; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

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
EXECUTIVE VICE-PRESIDENT AND TREASURER
(FINANCIAL AND ACCOUNTING OFFICER)

Date: May 15, 2014