Form 10-Q
period 2014-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2014-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At June 30, 2014
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - June 30, 2014 (unaudited) and
	December 31, 2013 (audited).	2

b.	Consolidated statements of income (unaudited) – for the six months and
	the three months ended June 30, 2014 and 2013.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	six months and the three months ended June 30, 2014 and 2013.	4

d.	Consolidated statements of cash flows (unaudited) for the six months
	ended June 30, 2014 and 2013.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	37

ITEM 4.	CONTROLS AND PROCEDURES	37

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	38

SIGNATURE		39

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and December 31, 2013
	(Unaudited)	(Audited)
	June 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$8,309,899	$7,074,010
Interest-bearing deposits in other banks	4,910,149	28,296,150
Cash and cash equivalents	13,220,048	35,370,160

Certificates of deposit in other banks	3,430,000	3,430,000

Investment securities available for sale, at fair value	52,690,671	36,460,768
Investment securities held to maturity (fair value
approximates $59,767,895 and $60,019,146)	58,428,702	59,624,039
Federal Home Loan Bank stock, at cost	1,506,000	1,721,000
Total investment securities	112,625,373	97,805,807

Loans	227,298,341	218,713,849
Less: Unearned income	(25,760)	(25,941)
Allowance for loan losses	(3,126,754)	(3,077,561)
Loans, net	224,145,827	215,610,347

Premises and equipment, net	11,702,547	10,335,878
Foreclosed assets, net	437,736	405,508
Intangible assets	74,219	111,338
Bank owned life insurance	5,029,761	4,980,390
Other assets	4,912,520	5,845,785

Total assets	$375,578,031	$373,895,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$24,284,690	$23,088,159
Money Market	96,526,876	89,933,636
Savings	30,225,409	28,791,929
Certificates of deposit $100,000 and over	29,891,735	36,956,313
Other time accounts	46,641,679	49,835,865
Total interest-bearing deposits	227,570,389	228,605,902
Noninterest-bearing deposits	86,247,963	81,828,637
Total deposits	313,818,352	310,434,539

Short-term borrowed funds	8,800,000	11,800,000
Long-term debt	17,200,000	17,200,000
Other liabilities	2,601,877	3,040,683
Total liabilities	342,420,229	342,475,222

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	23,956,737	22,926,458
Accumulated other comprehensive loss	(680,508)	(1,388,040)
Treasury stock, at cost 1,745,998 shares for 2014
and 2013	(26,113,795)	(26,113,795)
Total stockholders' equity	33,157,802	31,419,991

Total liabilities and stockholders' equity	$375,578,031	$373,895,213

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:	2014	2013	2014	2013
Interest and fees on loans	$3,058,090	$3,034,357	$6,007,470	$5,952,508
Interest on taxable securities available for sale	285,220	155,347	495,541	299,958
Interest on taxable securities held to maturity	84,624	98,119	173,532	203,633
Interest on tax exempt securities	262,949	281,658	526,180	559,389
Dividends	13,524	8,043	24,917	16,322
Interest on deposits in other banks	12,611	13,551	33,837	36,823
Interest on certificates of deposit in other banks	9,370	10,776	18,637	21,427
Total interest income	3,726,388	3,601,851	7,280,114	7,090,060

Interest expense:
Interest on deposits	192,359	215,226	387,845	460,233
Interest on federal funds purchased	1	10	3	12
Interest on other short-term borrowings	37,717	80,217	140,413	93,976
Interest on long-term debt	104,186	109,129	207,227	282,635
Total interest expense	334,263	404,582	735,488	836,856
Net interest income	3,392,125	3,197,269	6,544,626	6,253,204
Provision for loan losses	75,000	105,000	180,000	210,000
Net interest income after provision for loan losses	3,317,125	3,092,269	6,364,626	6,043,204

Noninterest income:
Service charges on deposit accounts	331,356	286,432	655,653	586,183
Income from trust services	57,921	53,321	113,220	103,514
Income from retail brokerage services	98,512	90,618	190,705	166,686
Income from insurance services	347,034	312,268	707,662	671,341
Income from mortgage banking services	210,951	237,061	346,073	497,648
Net gain (loss) on sale or disposition of assets	20,446	(3,059)	20,446	(56,986)
Net gain on sale of securities	0	0	154,451	0
Other income	179,608	172,217	399,790	386,227
Total noninterest income	1,245,828	1,148,858	2,588,000	2,354,613

Noninterest expense:
Salaries and employee benefits	2,070,614	2,074,531	4,139,181	4,177,171
Occupancy expense	257,251	253,082	509,523	506,497
Equipment expense	215,405	228,676	432,263	460,695
Data processing expense	284,025	271,627	557,503	548,553
Amortization of intangible assets	3,906	53,925	37,119	107,850
Other operating expenses	799,165	746,323	1,457,018	1,376,585
Total noninterest expenses	3,630,366	3,628,164	7,132,607	7,177,351
Income before income taxes	932,587	612,963	1,820,019	1,220,466
Provision for income taxes	195,739	39,091	382,085	80,788
Net income	$736,848	$573,872	1,437,934	$1,139,678

Earnings per share of common stock:
Net income, basic	$0.28	$0.23	$0.56	$0.45
Net income, diluted	$0.28	$0.23	$0.56	$0.45
Dividends paid per share	$0.08	$0.04	$0.16	$0.08
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2014	2013	2014	2013

Net income	$736,848	$573,872	$1,437,934	$1,139,678
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale	482,183	(934,003)	1,226,470	(920,849)
Reclassification adjustment for gains realized in income	0		(154,451)
Tax effect	163,943	(317,561)	364,487	(313,089)
Total other comprehensive income (loss), net of tax	318,240	(616,442)	707,532	(607,760)
Total comprehensive income (loss)	$1,055,088	$(42,570)	$2,145,466	$531,918

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	2014	2013
Net income	$1,437,934	$1,139,678
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	180,000	210,000
Depreciation	448,949	460,555
Net amortization of investment securities	161,713	178,697
Income on cash surrender value of bank owned life insurance	(49,371)	(85,446)
Amortization of intangibles	37,119	107,850
Loss (gain) on sale/writedown of foreclosed assets	(20,446)	102,757
Net gain on sale of securities	(154,451)	0
Net loss on disposal of other assets	0	229
Change in:
Other assets	568,778	83,388
Other liabilities	(438,806)	(760,551)
Net cash provided by operating activities	2,171,419	1,437,157

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	1,549,154	4,905,714
Proceeds from calls, paydowns and maturities of securities AFS	1,408,252	2,643,598
Proceeds from Federal Home Loan Bank stock repurchase	530,000	0
Proceeds from sale of securities available for sale	198,200	0
Purchase of securities held to maturity	(500,000)	(7,300,801)
Purchase of securities available for sale	(16,940,414)	(13,634,454)
Purchase of certificates of deposit in other banks	0	(245,000)
Net change in loans	(8,976,029)	(15,358,601)
Purchase of bank owned life insurance	0	(116,000)
Proceeds from bank owned life insurance	0	68,505
Purchase of premises and equipment	(1,815,617)	(487,392)
Proceeds from sales of other assets	248,767	622,595
Net cash used in investing activities	(24,297,687)	(28,901,836)

Cash flows from financing activities:
Net change in deposits	3,383,810	4,632,988
Payment of short-term portion of long term debt	(10,000,000)	0
Proceeds from issuance of short-term debt	7,000,000	0
Cash dividends paid	(407,654)	(203,827)
Net cash (used in) provided by financing activities	(23,844)	4,429,161

Increase (decrease) in cash and cash equivalents	(22,150,112)	(23,035,518)
Cash and cash equivalents - beginning of period	35,370,160	36,581,052
Cash and cash equivalents - end of period	$13,220,048	$13,545,534

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$260,548	$104,330
Unrealized gain (loss) on securities available for sale	$1,072,019	$(920,849)
Adjustment to Directors’ deferred compensation liability	$0	$(33,000)
Net reclass between short and long-term debt	$0	$10,000,000

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. The Bank also operates Empire in Milledgeville, Georgia. Our first full-service banking center in Valdosta, Georgia opened in June 2010 and a mortgage origination office was opened in January 2011 in Valdosta, Georgia. Our second banking center in Valdosta opened in March 2012. A new commercial banking center in Valdosta, Georgia is currently under construction and is expected to open around August of 2014.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $314,028 at June 30, 2014.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. No additional provisions were added in the first six months of 2014. As of June 30, 2014, the valuation allowance for foreclosed asset losses was $0 due to the final sale of the related foreclosed properties.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At June 30, 2014 and December 31, 2013, the policies had a value of $5,029,761 and $4,980,390, respectively, and were 15.17% and 15.85%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $121 million in non-recourse commercial mortgages at June 30, 2014. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC Topic 860, Transfers and Servicing, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $29,725 and $73,217 for the three and six month periods ended June 30, 2014.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013.

June 30, 2014	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$41,564,412	$0	$41,564,412
State and municipal securities	0	858,423	0	858,423
Residential mortgage-backed securities	0	7,769,831	0	7,769,831
Corporate notes	0	2,498,005	0	2,498,005
Total	$0	$52,690,671	$0	$52,690,671

December 31, 2013	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$23,580,234	$0	$23,580,234
State and municipal securities	0	1,440,379	0	1,440,379
Residential mortgage-backed securities	0	8,795,491	0	8,795,491
Corporate notes	0	2,469,515	0	2,469,515
Equity securities	175,149	0	0	175,149
Total	$175,149	$36,285,619	$0	$36,460,768

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2014 and December 31, 2013.

June 30, 2014	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$437,736	$437,736
Impaired loans	0	0	4,428,210	4,428,210
Total assets at fair value	$0	$0	$4,865,946	$4,865,946

December 31, 2013	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$405,508	$405,508
Impaired loans	0	0	2,528,057	2,528,057
Total assets at fair value	$0	$0	$2,933,565	$2,933,565

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2014, and December 31, 2013, are as follows:

		Estimated Fair Value
June 30, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$13,220	$13,220	$0	$0	$13,220
Certificates of deposit in other banks	3,430	3,430	0	0	3,430
Investment securities available for sale	52,691	0	52,691	0	52,691
Investment securities held to maturity	58,429	0	59,768	0	59,768
Federal Home Loan Bank stock	1,506	0	1,506	0	1,506
Loans, net	224,146	0	218,406	4,428	222,834
Liabilities:
Deposits	313,818	0	314,122	0	314,122
FHLB advances	26,000	0	26,357	0	26,357

		Estimated Fair Value
December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,370	$35,370	$0	$0	$35,370
Certificates of deposit in other banks	3,430	3,430	0	0	3,430
Investment securities available for sale	36,461	175	36,286	0	36,461
Investment securities held to maturity	59,624	0	60,019	0	60,019
Federal Home Loan Bank stock	1,721	0	1,721	0	1,721
Loans, net	215,610	0	213,977	2,528	216,505
Liabilities:
Deposits	310,435	0	310,658	0	310,658
FHLB advances	29,000	0	29,572	0	29,572

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at June 30, 2014, and December 31, 2013, were as follows:

Securities Available For Sale:

June 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$41,480,003	$504,049	$419,640	$41,564,412
State and municipal securities	883,677	0	25,254	858,423
Residential mortgage-backed securities	7,373,772	406,216	10,157	7,769,831
Corporate notes	2,495,520	2,860	375	2,498,005
Total securities AFS	$52,232,972	$913,125	$455,426	$52,690,671

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$24,544,975	$0	$964,741	$23,580,234
State and municipal securities	1,531,693	2,219	93,533	1,440,379
Residential mortgage-backed securities	8,459,377	378,150	42,036	8,795,491
Corporate notes	2,495,294	0	25,779	2,469,515
Total debt securities AFS	37,031,339	380,369	1,126,089	36,285,619
Equity securities	43,749	131,400	0	175,149

Total securities AFS	$37,075,088	$511,769	$1,126,089	$36,460,768

Securities Held to Maturity:

June 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$48,715,867	$973,975	$57,037	$49,632,805
Residential mortgage-backed securities	9,712,835	422,255	0	10,135,090

Total securities HTM	$58,428,702	$1,396,230	$57,037	$59,767,895

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$48,701,733	$491,808	$433,078	$48,760,463
Residential mortgage-backed securities	10,922,306	348,198	11,821	11,258,683

Total securities HTM	$59,624,039	$840,006	$444,899	$60,019,146

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

June 30, 2014	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$0	$0	$419,640	$19,632,303
State and municipal securities	0	0	25,254	858,423
Residential mortgage-backed securities	0	0	10,157	660,930
Corporate notes	0	0	375	499,625
Total securities available for sale	$0	$0	$455,426	$21,651,281

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$2,604	$2,284,718	$54,433	$6,285,373
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$2,604	$2,284,718	$54,433	$6,285,373

December 31, 2013	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$902,051	$22,642,924	$62,690	$937,310
State and municipal securities	0	0	93,533	793,161
Residential mortgage-backed securities	42,036	690,106	0	0
Corporate notes	25,779	2,469,515	0	0
Total debt securities AFS	969,866	25,802,545	156,223	1,730,471
Temporarily impaired equity securities	0	0	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$969,866	$25,802,545	$156,223	$1,730,471

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$412,787	$22,496,117	$20,291	$2,359,232
Residential mortgage-backed securities	11,821	1,368,200	0	0
Total securities held to maturity	$424,608	$23,864,317	$20,291	$2,359,232

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

At June 30, 2014, the debt securities with unrealized losses have depreciated 1.6% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at June 30, 2014 and December 31, 2013, were as follows:

	June 30, 2014		December 31, 2013

Commercial, financial and agricultural loans	$46,828,060	20.6%	$43,674,774	20.0%
Real estate:
Construction loans	15,315,160	6.7%	15,858,863	7.2%
Commercial mortgage loans	81,544,240	35.9%	78,722,646	36.0%
Residential loans	66,785,389	29.4%	64,382,656	29.4%
Agricultural loans	13,631,032	6.0%	12,605,851	5.8%
Consumer & other loans	3,194,460	1.4%	3,469,059	1.6%

Loans outstanding	227,298,341	100.0%	218,713,849	100.0%

Unearned interest and discount	(25,760)		(25,941)
Allowance for loan losses	(3,126,754)		(3,077,561)
Net loans	$224,145,827		$215,610,347

The Corporation’s only significant concentration of credit at June 30, 2014, occurred in real estate loans which totaled $177,275,821. However, this amount was not concentrated in any specific segment within the market or geographic area.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At June 30, 2014, $35,263,098 loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at June 30, 2014.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$14,759,764
After one year but within five years	44,547,544
After five years	2,835,912

Total	$62,143,220

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at June 30, 2014.

	Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
Commercial, financial,
agricultural and construction	$43,481,796	$ 3,901,660	$47,838,456

The following table presents information concerning outstanding balances of nonaccrual and accruing loans for 30 days past-due, troubled debt restructured and other potential problem loans as well as foreclosed assets for the indicated period.

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Potential Problem	Total	Foreclosed Assets

June 30, 2014	$1,006,183	$0	$237,793	$2,081,950	$3,325,926	$437,736
December 31, 2013	$912,785	$0	$255,699	$672,255	$1,840,739	$405,508

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

Loans placed on nonaccrual status amounted to $1,006,183 and $912,785 at June 30, 2014, and December 31, 2013, respectively. There were no past due loans over ninety days and still accruing at June 30, 2014, or December 31, 2013. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $17,631 for June 30, 2014, and $6,195 for December 31, 2013.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of June 30, 2014
	30-89 Days Past Due	Greater than 90 Days	Total Accruing Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$145,041	$0	$145,041	$30,021	$46,652,998	$46,828,060
Real estate:
Construction loans	79,317	0	79,317	0	15,235,843	15,315,160
Commercial mortgage loans	430,564	0	430,564	949,434	80,164,242	81,544,240
Residential loans	901,140	0	901,140	0	65,884,249	66,785,389
Agricultural loans	37,862	0	37,862	0	13,593,170	13,631,032
Consumer & other loans	74,179	0	74,179	26,728	3,093,553	3,194,460

Total loans	$1,668,103	$0	$1,668,103	$1,006,183	$224,624,055	$227,298,341

	Age Analysis of Past Due Loans As of December 31, 2013
	30-89 Days Past Due	Greater than 90 Days	Total Accruing Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$171,713	$0	$171,713	$36,893	$43,466,168	$43,674,774
Real estate:
Construction loans	3,383,103	0	3,383,103	215,804	12,259,956	15,858,863
Commercial mortgage loans	199,323	0	199,323	484,222	78,039,101	78,722,646
Residential loans	2,959,263	0	2,959,263	167,614	61,255,779	64,382,656
Agricultural loans	38,166	0	38,166	0	12,567,685	12,605,851
Consumer & other loans	35,303	0	35,303	8,252	3,425,504	3,469,059

Total loans	$6,786,871	$0	$6,786,871	$912,785	$211,014,193	$218,713,849

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

At June 30, 2014, and December 31, 2013, impaired loans amounted to $4,776,409 and $2,997,359, respectively. A reserve amount of $348,199 and $469,302 were recorded in the allowance for loan losses for these impaired loans as of June 30, 2014, and December 31, 2013, respectively.

The following tables present impaired loans, segregated by class of loans as of June 30, 2014, and December 31, 2013:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
June 30, 2014	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$207,078	$25,500	$181,578	$207,078	79,617	$114,625	$4,176
Real estate:
Construction loans	212,065	91,265	0	91,265	0	34,006	13,402
Commercial mortgage loans	1,442,866	949,434	493,432	1,442,866	95,310	781,196	18,308
Residential loans	1,723,656	0	1,702,744	1,702,744	113,117	2,166,681	50,198
Agricultural loans	1,289,494	1,103,831	185,663	1,289,494	60,155	503,982	56,517
Consumer & other loans	42,962	42,962	0	42,962	0	24,669	782

Total loans	$4,918,121	$2,212,992	$2,563,417	$4,776,409	$348,199	$3,625,159	$143,383

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2013	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$56,429	$0	$56,429	$56,429	$38,219	$63,317	$2,301
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	894,722	118,537	712,829	831,366	221,512	454,169	19,285
Residential loans	1,940,949	167,614	1,722,330	1,889,944	132,703	1,982,756	81,454
Agricultural loans	197,398	0	197,398	197,398	76,868	148,725	9,198
Consumer & other loans	22,222	22,222	0	22,222	0	17,473	1,451

Total loans	$3,111,720	$308,373	$2,688,986	$2,997,359	$469,302	$2,666,440	$113,689

 At June 30, 2014, and December 31, 2013, included in impaired loans were $237,793 and $374,236, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at June 30, 2014, and December 31, 2013, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at June 30, 2014, and December 31, 2013. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 days past due.

	June 30, 2014
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$33,936	$0	1	$33,936	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	187,622	0	1	187,622	0	0
Consumer & other loans	16,235	0	1	2,503	4	13,732
Total TDR’s	$237,793	$0	3	$224,061	4	$13,732

	December 31, 2013
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$36,079	$0	1	$36,079	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	118,537	0	0	1	118,537
Residential loans	0	0	0	0	0	0
Agricultural loans	197,398	0	1	197,398	0	0
Consumer & other loans	22,222	0	5	22,222	0	0
Total TDR’s	$255,699	$118,537	7	$255,699	1	$118,537

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at June 30, 2014, and December 31, 2013.

	June 30, 2014				December 31, 2013
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Forbearance of interest	1	$33,936	0	$0	0	$0	1	$118,537
Payment modification	1	187,622	0	0	1	36,079	0	0
Rate reduction	4	12,776	0	0	1	4,131	0	0
Rate reduction, payment modification	1	3,459	0	0	5	215,489	0	0
Total	7	$237,793	0	$0	7	$255,699	1	$118,537

As of June 30, 2014, and December 31, 2013, the Corporation had a balance of $237,793 and $374,236, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans as of June 30, 2014, and $211,829 at December 31, 2013. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $76,821 and $94,737 at June 30, 2014, and December 31, 2013, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2014.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of June 30, 2014, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of June 30, 2014, and December 31, 2013:

June 30, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$298,051	$0	$0	$27,580	$0	$371,375	$697,006
Grade 2- Above Avg.	0	86,013	0	92,926	374,899	0	553,838
Grade 3- Acceptable	34,101,434	5,326,167	33,752,680	34,726,198	7,767,979	1,911,435	117,585,893
Grade 4- Fair	11,775,027	8,759,689	43,608,358	25,552,634	3,368,249	809,581	93,873,538
Grade 5a- Watch	392,495	933,671	1,967,690	831,711	1,264,312	2,502	5,392,381
Grade 5b- OAEM	38,598	0	134,484	1,402,937	669,930	51,845	2,297,794
Grade 6- Substandard	222,455	209,620	2,081,028	4,116,805	185,663	39,470	6,855,041
Grade 7- Doubtful	0	0	0	34,598	0	8,252	42,850
Total loans	$46,828,060	$15,315,160	$81,544,240	$66,785,389	$13,631,032	$3,194,460	$227,298,341

December 31, 2013	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$377,030	$0	$0	$28,675	$0	$367,222	$772,927
Grade 2- Above Avg.	14,500	635,975	0	96,613	383,104	408	1,130,600
Grade 3- Acceptable	31,122,794	4,835,273	33,044,849	34,569,435	7,175,714	2,183,886	112,931,951
Grade 4- Fair	11,800,838	8,866,362	40,678,393	23,093,070	4,017,325	844,609	89,300,597
Grade 5a- Watch	127,359	936,550	2,060,701	1,091,573	164,132	13,523	4,393,838
Grade 5b- OAEM	39,994	248,497	1,702,801	598,666	668,181	20,108	3,278,247
Grade 6- Substandard	192,259	336,206	1,235,902	4,869,802	197,397	39,303	6,870,869
Grade 7- Doubtful	0	0	0	34,820	0	0	34,820
Total loans	$43,674,774	$15,858,863	$78,722,646	$64,382,654	$12,605,853	$3,469,059	$218,713,849

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and six month periods ended June 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.2% for the six months ended June 30, 2014.

Three months ended June 30, 2014:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, March 31, 2014	$297,718	$1,085,716	$1,131,001	$312,280	$69,069	$177,678	$3,073,462

Charge-offs	0	0	0	26,266	0	1,436	27,702
Recoveries	1,467	0	0	3,800	0	726	5,993
Net charge-offs	(1,467)	0	0	22,466	0	710	21,709
Provisions charged to operations	(4,320)	0	61,097	16,397	(1,115)	2,942	75,000
Balance at end of period, June 30, 2014	$294,865	$1,085,716	$1,192,098	$306,211	$67,954	$179,910	$3,126,754

Six months ended June 30, 2014:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Charge-offs	0	120,800	0	26,266	0	5,556	152,622
Recoveries	6,036	0	0	14,912	0	867	21,815
Net charge-offs	(6,036)	120,800	0	11,354	0	4,689	130,807
Provisions charged to operations	(8,717)	174,463	0	16,396	(8,914)	6,772	180,000
Balance at end of period, June 30, 2014	$294,865	$1,085,716	$1,192,098	$306,211	$67,954	$179,910	$3,126,754

Ending balance -
Individually evaluated for impairment	$79,617	$0	$95,310	$113,117	$60,155	$0	$348,199
Collectively evaluated for impairment	215,248	1,085,716	1,096,788	193,094	7,799	179,910	2,778,555
Balance at end of period	$294,865	$1,085,716	$1,192,098	$306,211	$67,954	$179,910	$3,126,754

Loans :
Ending balance -
Individually evaluated for impairment	$210,878	$1,086,447	$3,574,579	$4,037,748	$1,487,878	$45,344	$10,442,874
Collectively evaluated for impairment	46,617,182	14,228,713	77,969,661	62,747,641	12,143,154	3,149,116	216,855,467
Balance at end of period	$46,828,060	$15,315,160	$81,544,240	$66,785,389	$13,631,032	$3,194,460	$227,298,341

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2013.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Charge-offs	17,746	0	160,824	46,093	0	9,179	233,842
Recoveries	23,187	0	4,497	13,154	0	5,662	46,500
Net charge-offs	(5,441)	0	156,327	32,939	0	3,517	187,342
Provisions charged to operations	(17,841)	0	301,133	49,505	76,868	10,335	420,000
Balance at end of period, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Ending balance -
Individually evaluated for impairment	$38,219	$0	$221,512	$132,703	$76,868	$0	$469,302
Collectively evaluated for impairment	259,327	1,032,053	970,586	168,466	0	177,827	2,608,259
Balance at end of period	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Loans :
Ending balance -
Individually evaluated for impairment	$72,971	$944,387	$4,372,425	$4,256,508	$380,931	$30,474	$10,057,696
Collectively evaluated for impairment	43,601,803	14,914,476	74,350,221	60,126,148	12,224,920	3,438,585	208,656,153
Balance at end of period	$43,674,774	$15,858,863	$78,722,646	$64,382,656	$12,605,851	$3,469,059	$218,713,849

 Transfers from Loans

Transfers from loans to other real estate owned and repossessed assets are non-cash transactions, and are not included in the statements of cash flow. Such transfers totaled $260,548 and $104,330 for the periods ending June 30, 2014, and 2013, respectively.

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

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through June 2014. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the second quarter of 2014, noninterest income was 25.1% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets decreased $549 thousand to $1.4 million at the end of June 2014, compared with the same period last year. Foreclosed assets decreased $631 thousand compared with the second quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of June 30, 2014, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at June 30, 2014, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At June 30, 2014, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2014, total capital increased $1.7 million to $33.2 million and increased $2.9 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.83% as of June 30, 2014 and average equity-to-average asset ratio for the second quarter ending June 30, 2014 of 8.56%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2014, was $737 thousand, up $163 thousand from net income of $574 thousand for the second quarter of 2013. This increase in net income was primarily due to $20 thousand gain on the disposition of assets and higher net interest income of $125 thousand compared with the second quarter of 2013.

On a per share basis, net income for the second quarter was $.28 per diluted share compared with $.23 per diluted share for the same quarter in 2013. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as second quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2014	2014	2013	2013	2013
Return on average total assets	0.77%	0.72%	1.05%	0.71%	0.64%
Return on average total equity	8.95%	8.71%	12.50%	8.49%	7.47%
Average shareholders’ equity to Average total assets	8.56%	8.30%	8.39%	8.37%	8.54%
Net interest margin (tax equivalent)	4.02%	3.78%	4.02%	4.04%	4.10%

Comparison of Statements of Income for the Quarter

Total interest income increased $125 thousand to $3.7 million for the three months ended June 30, 2014, compared with the same period in 2013, reflecting $103 thousand higher interest income from investment securities and an increase of $24 thousand higher interest income and fees from loans due to loan growth. Slight decreases were noted in interest income from deposits in other banks when compared with the second quarter of 2013.

Total interest expense decreased $70 thousand, or 17.4%, to $334 thousand in the second quarter of 2014 compared with the same period in 2013. Interest paid on deposits decreased $23 thousand, or 10.6%, during the second quarter of 2014 due to the low interest rate environment. The average rate paid on average time deposits has decreased 13 basis points when compared with the same period last year. Interest on total borrowings decreased $47 thousand compared with the same quarter in 2013 due to the repayment of short term debt.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.4 million for the second quarter of 2014 compared with $3.2 million in net interest income in the 2013 second quarter. Net interest income after provision for loan losses for the second quarter of 2014 was $3.3 million compared with $3.1 million for the same period in 2013. The second quarter provision for loan losses was $75 thousand in 2014 and $105 thousand for the same period in 2013. The Corporation’s net interest margin was 4.02% for the second quarter of 2014, down 8 basis points from the same period last year. The decrease in net interest margin was impacted by a 19 basis point drop in earning asset yields compared with second quarter 2013.

Noninterest income, at 25.1% of the Corporation’s total revenue for the quarter, was $1.2 million for the second quarter, increasing 8.4% compared with the same period in 2013. The majority of the increase in noninterest income was from $45 thousand increase in income from service charges on deposit accounts and $35 thousand increase in insurance services income. Other significant increases were noted in the disposition of assets of $20 thousand and increases from retail brokerage services of $8 thousand. Partially offsetting these increases were a decrease of $26 thousand in income from both commercial and residential mortgage banking services compared with last year’s second quarter.

Noninterest expense remained stable at $3.6 million for the second quarter of 2014 compared with the second quarter of 2013. The largest component of noninterest expense, salaries and employee benefits, remained stable at $2.1 million compared with the same period last year. Noted changes in noninterest expenses were $14 thousand decrease in equipment expenses and $50 thousand decrease in amortization of intangible assets related to the prior acquisitions. These decreases were partially offset by $53 thousand increase in normal other operating expenses compared with the second quarter of a year ago.

Comparison of Statements of Income for the Six-month Period

Total interest income for the first six months of 2014 increased $190 thousand to $7.3 million when compared with the same period in 2013. This increase was primarily due to a $141 thousand increase in interest on securities due to a $13.7 million higher average volume of securities and also by slight decreases in interest on deposits and certificates of deposit in other banks. Interest and fees from loans also increased by $55 thousand due to a higher average volume of loans of approximately $13.8 million when compared with the first six months of last year.

Total interest expense for the six-month period ended June 30, 2014, decreased $101 thousand, or 12.1%, to $735 thousand compared with the same period in 2013. The decrease in interest expense was related to lower interest paid on interest-bearing deposits of $72 thousand, or 15.7%, compared with the first half of 2013 reflecting lower interest rates. Interest on total borrowings declined $29 thousand for the first six months of 2014 compared with the same period last year.

Net interest income for the first six months of 2014 was 4.7% higher at $6.5 million compared with $6.3 million for the same period in 2013, mainly as a result of higher income from securities and lower interest paid on deposits. Net interest income after provision for loan losses was $6.4 million for the first half of 2014 compared with $6.0 million for the same period 2013. The provision for loan losses was $180 thousand in the first half of 2014 and $210 thousand in the first half of 2013. Net interest margin was 3.90% for the first six months of 2014, down from 4.03% for the half of 2013.

For the first six months of 2014, noninterest income was $2.6 million, up 9.9% compared with the same period in 2013. The increase was primarily attributed to a $154 thousand gain on the sale of securities as well as an increase from the gain on the sale or disposition of assets, and an increase in service charges on deposit accounts of $69 thousand. Income from retail brokerage services and insurance also increased $24 thousand and $36 thousand, respectively, compared with the first six months of 2013. These increases were partially offset by a decrease in income from mortgage banking services of $152 thousand.

Noninterest expense decreased $45 thousand for the first six months of 2014 compared with the same period last year. The decrease was mainly attributed to decreases in amortization of intangible assets, salary and employee benefits, and equipment expense of $71 thousand, $38 thousand, and $28 thousand, respectively. These decreases were partially offset by an increase in other operating expense of $80 thousand when compared with the same period in 2013.

Comparison of Financial Condition Statements

At June 30, 2014, total assets were $376 million, a $1.7 million increase from December 31, 2013. The six month changes in earning asset mix were primarily noted in $9 million growth in loans and $15 million increase in investment securities offset by a $24 million decrease in interest-bearing deposits in other banks. Total deposits decreased slightly for the first six months of 2014.

Total loans increased $7.8 million to $227.3 million at June 30, 2014, compared with $219.4 million at June 30, 2013. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 60.5% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 30.9% of total assets at June 30, 2014. Compared with June 30, 2013, investment securities increased $16.6 million and interest-bearing deposits in other banks decreased $1.4 million. This resulted in an overall increase in investments of $15.2 million since June 30, 2013.

Deposits increased to $313.8 million at the end of the second quarter of 2014, up $3.4 million from the end of 2013. The increase was primarily in noninterest-bearing demand deposits. At June 30, 2014, total deposits represented 83.6% of total assets.

Total debt decreased by $3 million compared with the end of last year. The $7 million short-term fixed-rate debt has a maturity date of July 25, 2014, and the Corporation will repay it to the Federal Home Loan Bank.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	June 30,	December 31,	June 30,
	2014	2013	2013

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually beginning September 4, 2014).	7,200,000	7,200,000	0

Total long-term debt	$17,200,000	$17,200,000	$10,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.38% of total loans outstanding at June 30, 2014, compared with 1.41% of loans outstanding at December 31, 2013, and 1.39% at June 30, 2013. Net charge-offs in the 2014 second quarter were $21.7 thousand compared with net charge-offs of $0 in the second quarter of 2013. Management considers the allowance for loan losses as of June 30, 2014, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.4 million, or 0.38% of total assets, in the second quarter of 2014, slightly up from $1.4 million, or 0.36% of total assets, at the end of 2013, and down from $2.0 million, or 0.57% of total assets in the same period last year. Nonaccrual loans were $1.0 million in the second quarter of 2014. There were $438 thousand of foreclosed properties in nonperforming assets at the end of the second quarter of 2014 compared with $1.1 million at the end of last year’s second quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	June 30, 2014	June 30, 2013
Commitments to extend credit	$16,468	$17,881
Standby letters of credit and financial guarantees	$73	$10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At June 30, 2014, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.12%, which is over 51 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	June 30, 2014	For Well Capitalized	Minimum Guidelines
Tier 1 capital	13.87%	6.00%	4.00%
Total risk based capital	15.12%	10.00%	8.00%
Tier 1 leverage ratio	8.78%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	June 30, 2014	For Well Capitalized	Minimum Guidelines
Tier 1 capital	13.19%	6.00%	4.00%
Total risk based capital	14.44%	10.00%	8.00%
Tier 1 leverage ratio	8.34%	5.00%	3.00%

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

In June 2014, the Corporation paid a quarterly cash dividend of $0.08 per common share. A cash dividend of $0.08 per common share was also paid in March 2014. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2014, and December 31, 2013; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June, 2014, and 2013; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

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
CHIEF FINANCIAL OFFICER

Date: August 14, 2014