Form 10-Q
period 2014-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2014-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At September 30, 2014
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - September 30, 2014 (unaudited) and
	December 31, 2013 (audited).	2

b.	Consolidated statements of income (unaudited) – for the nine months and
	the three months ended September 30, 2014 and 2013.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	nine months and the three months ended September 30, 2014 and 2013.	4

d.	Consolidated statements of cash flows (unaudited) for the nine months
	ended September 30, 2014 and 2013.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	30

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	38

ITEM 4.	CONTROLS AND PROCEDURES	38

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	39

SIGNATURE		40

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2014 and December 31, 2013
	(Unaudited)	(Audited)
	September 30,	December 31,
	2014	2013
ASSETS
Cash and due from banks	$7,090,269	$7,074,010
Interest-bearing deposits in other banks	15,023,567	28,296,150
Cash and cash equivalents	22,113,836	35,370,160

Certificates of deposit in other banks	2,940,000	3,430,000

Investment securities available for sale, at fair value	50,096,800	36,460,768
Investment securities held to maturity (fair value
approximates $60,119,889 and $60,019,146)	58,737,285	59,624,039
Federal Home Loan Bank stock, at cost	1,830,000	1,721,000
Total investment securities	110,664,085	97,805,807

Loans	225,977,464	218,713,849
Less: Unearned income	(30,181)	(25,941)
Allowance for loan losses	(3,195,711)	(3,077,561)
Loans, net	222,751,572	215,610,347

Premises and equipment, net	11,836,195	10,335,878
Foreclosed assets, net	299,199	405,508
Intangible assets	70,313	111,338
Bank owned life insurance	5,066,889	4,980,390
Other assets	5,020,762	5,845,785

Total assets	$380,762,851	$373,895,213

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$22,310,385	$23,088,159
Money Market	97,518,500	89,933,636
Savings	29,768,180	28,791,929
Certificates of deposit $100,000 and over	25,874,953	36,956,313
Other time accounts	45,821,208	49,835,865
Total interest-bearing deposits	221,293,226	228,605,902
Noninterest-bearing deposits	89,991,915	81,828,637
Total deposits	311,285,141	310,434,539

Short-term borrowed funds	11,133,333	11,800,000
Long-term debt	22,066,667	17,200,000
Other liabilities	2,735,476	3,040,683
Total liabilities	347,220,617	342,475,222

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	24,556,466	22,926,458
Accumulated other comprehensive loss	(895,805)	(1,388,040)
Treasury stock, at cost 1,745,998 shares for 2014
and 2013	(26,113,795)	(26,113,795)
Total stockholders' equity	33,542,234	31,419,991

Total liabilities and stockholders' equity	$380,762,851	$373,895,213

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2014	2013	2014	2013
Interest income:
Interest and fees on loans	$3,066,809	$3,104,117	$9,074,278	$9,056,625
Interest on taxable securities available for sale	270,300	149,301	765,842	449,259
Interest on taxable securities held to maturity	80,051	90,578	253,583	294,211
Interest on tax exempt securities	264,330	271,199	790,511	830,588
Dividends	26,299	10,398	51,216	26,720
Interest on deposits in other banks	5,837	12,499	39,674	49,322
Interest on certificates of deposit in other banks	8,573	10,928	27,210	32,355
Total interest income	3,722,199	3,649,020	11,002,314	10,739,080

Interest expense:
Interest on deposits	177,944	209,152	565,788	669,385
Interest on federal funds purchased	59	1	62	13
Interest on other short-term borrowings	13,432	102,669	153,845	196,646
Interest on long-term debt	114,554	91,984	321,782	374,618
Total interest expense	305,989	403,806	1,041,477	1,240,662
Net interest income	3,416,210	3,245,214	9,960,837	9,498,418
Provision for loan losses	75,000	105,000	255,000	315,000
Net interest income after provision for loan losses	3,341,210	3,140,214	9,705,837	9,183,418

Noninterest income:
Service charges on deposit accounts	307,391	338,348	963,044	924,532
Income from trust services	74,472	60,869	187,691	164,383
Income from retail brokerage services	79,788	88,414	270,493	255,100
Income from insurance services	284,680	307,912	992,343	979,252
Income from mortgage banking services	188,501	204,467	534,573	702,115
Net gain (loss) on sale or disposition of assets	36,196	(11,102)	56,643	(68,088)
Net gain on sale of securities	139,057	0	293,508	0
Other income	173,076	173,856	572,866	560,083
Total noninterest income	1,283,161	1,162,764	3,871,161	3,517,377

Noninterest expense:
Salaries and employee benefits	2,134,177	2,114,007	6,273,358	6,291,177
Occupancy expense	271,402	266,352	780,925	772,849
Equipment expense	227,359	223,778	659,622	684,473
Data processing expense	281,627	277,630	839,130	826,183
Amortization of intangible assets	3,906	53,925	41,025	161,775
Other operating expenses	694,121	635,999	2,151,140	2,012,584
Total noninterest expenses	3,612,592	3,571,691	10,745,200	10,749,041
Income before income taxes	1,011,779	731,287	2,831,798	1,951,754
Provision for income taxes	208,223	80,705	590,308	161,494
Net income	$803,556	$650,582	2,241,490	$1,790,260

Earnings per share of common stock:
Net income, basic	$0.32	$0.25	$0.88	$0.70
Net income, diluted	$0.32	$0.25	$0.88	$0.70
Dividends paid per share	$0.08	$0.04	$0.24	$0.12
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2014	2013	2014	2013

Net income	$803,556	$650,582	$2,241,490	$1,790,260
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale	(187,152)	82,986	1,039,319	(837,862)
Reclassification adjustment for gains realized in income	(139,057)	0	(293,508)	0
Less: Tax effect	(110,911)	28,215	253,576	(284,873)
Total other comprehensive income (loss), net of tax	(215,298)	54,771	492,235	(552,989)
Total comprehensive income (loss)	$588,258	$705,353	$2,733,724	$1,237,271

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	(Unaudited)	(Unaudited)
	2014	2013
Cash flows from operating activities:
Net income	$2,241,490	$1,790,260
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	255,000	315,000
Depreciation	667,168	678,783
Net amortization of investment securities	244,487	271,978
Income on cash surrender value of bank owned life insurance	(86,500)	(130,581)
Amortization of intangibles	41,025	161,775
Loss (gain) on sale/writedown of foreclosed assets	(56,909)	142,757
Net gain on sale of securities	(293,508)	0
Net loss (gain) on disposal of other assets	267	(28,670)
Change in:
Other assets	571,446	345,239
Other liabilities	(305,207)	(413,994)
Net cash provided by operating activities	3,278,759	3,132,547

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	2,259,476	7,336,830
Proceeds from calls, paydowns and maturities of securities AFS	2,111,002	3,448,345
Proceeds from Federal Home Loan Bank stock repurchase	845,000	491,500
Proceeds from sale of securities available for sale	2,208,318	0
Proceeds from maturities of certificates of deposit in other banks	490,000	0
Purchase of securities held to maturity	(1,592,828)	(8,112,143)
Purchase of securities available for sale	(16,940,414)	(15,850,303)
Purchase of Federal Home Loan Bank stock	(954,000)	(765,000)
Purchase of certificates of deposit in other banks	0	(245,000)
Net change in loans	(7,656,773)	(17,519,842)
Purchase of bank owned life insurance	0	(116,000)
Proceeds from bank owned life insurance	0	68,505
Purchase of premises and equipment	(2,168,052)	(668,091)
Proceeds from sales of other assets	424,067	1,120,298
Net cash used in investing activities	(20,974,204)	(30,810,901)

Cash flows from financing activities:
Net change in deposits	850,602	16,895,273
Payment of short-term portion of long term debt	(18,800,000)	(2,000,000)
Proceeds from issuance of short-term debt	13,000,000	9,000,000
Proceeds from issuance of long-term debt	10,000,000	0
Cash dividends paid	(611,481)	(305,740)
Net cash provided by financing activities	4,439,121	23,589,533

Decrease in cash and cash equivalents	(13,256,324)	(4,088,821)
Cash and cash equivalents - beginning of period	35,370,160	36,581,052
Cash and cash equivalents - end of period	$22,113,836	$32,492,231

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$260,548	$104,330
Unrealized gain (loss) on securities available for sale	$745,810	$(837,863)
Adjustment to Directors’ deferred compensation liability	$0	$(33,000)
Net reclass between short and long-term debt	$5,133,333	$10,000,000

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Thomas County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. The Bank also operates Empire in Milledgeville, Georgia. Our first full-service banking center in Valdosta, Georgia opened in June 2010 and a mortgage origination office was opened in January 2011 in Valdosta, Georgia. Our second banking center in Valdosta opened in March 2012, and our new commercial banking center in Valdosta, Georgia opened in August of 2014.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $316,864 at September 30, 2014.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. No additional provisions were added in the first nine months of 2014. There was no allowance for foreclosed asset losses at September 30, 2014, due to the final sale of the related foreclosed properties.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of less than one to five years.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At September 30, 2014 and December 31, 2013, the policies had a value of $5,066,889 and $4,980,390, respectively, and were 15.11% and 15.85%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $89 million in non-recourse commercial mortgages at September 30, 2014. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC Topic 860, Transfers and Servicing, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $37,270 and $110,487 for the three and nine month periods ended September 30, 2014.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

In June 2014, the FASB issued ASU 2014-11, – Transfers and Servicing: Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. ASU 2014-11 makes limited amendments to the guidance in ASC 860 on accounting for certain repurchase agreements (“repos”). The ASU (1) requires entities to account for repurchase-to-maturity transactions as secured borrowings (rather than as sales with forward repurchase agreements), (2) eliminates accounting guidance on linking repurchase financing transactions, and (3) expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers (specifically, repos, securities lending transactions and repurchase-to-maturity transactions) accounted for as secured borrowings. In addition, the ASU provides examples of repurchase and securities lending arrangements that illustrate whether a transferor has maintained effective control over the transferred financial assets. The accounting changes in the ASU are effective for public business entities for the first interim or annual period beginning after December 15, 2014. Early adoption is prohibited. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

In June 2014, the FASB issued ASU 2014-12, – Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved After the Requisite Service Period. The ASU clarifies that entities should treat performance targets that can be met after the requisite service period of a share-based payment award as performance conditions that affect vesting. Therefore, an entity would not record compensation expense (measured as of the grant date without taking into account the effect of the performance target) related to an award for which transfer to the employee is contingent on the entity’s satisfaction of a performance target until it becomes probable that the performance target will be met. The ASU does not contain any new disclosure requirements and is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

In August 2014, the FASB issued ASU 2014-14, – Classification of Certain Government-Guaranteed Mortgage Loans Upon Foreclosure – a consensus of the FASB Emerging Issues Task Force. The ASU requires creditors to reclassify mortgage loans as another receivable that is separate from loans and to measure the receivable at the amount expected to be received under the government guarantee if the mortgage loan meets certain conditions upon foreclosure. For public business entities, the amendments in the ASU are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2014. Early adoption, including adoption in an interim period, is permitted if the entity already has adopted ASU 2014-04. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013.

September 30, 2014	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$41,409,755	$0	$41,409,755
State and municipal securities	0	866,422	0	866,422
Residential mortgage-backed securities	0	5,312,948	0	5,312,948
Corporate notes	0	2,507,675	0	2,507,675
Total	$0	$50,096,800	$0	$50,096,800

December 31, 2013	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$23,580,234	$0	$23,580,234
State and municipal securities	0	1,440,379	0	1,440,379
Residential mortgage-backed securities	0	8,795,491	0	8,795,491
Corporate notes	0	2,469,515	0	2,469,515
Equity securities	175,149	0	0	175,149
Total	$175,149	$36,285,619	$0	$36,460,768

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2014 and December 31, 2013.

September 30, 2014	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$299,199	$299,199
Impaired loans	0	0	2,966,986	2,966,986
Total assets at fair value	$0	$0	$3,266,185	$3,266,185

December 31, 2013	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$405,508	$405,508
Impaired loans	0	0	2,528,057	2,528,057
Total assets at fair value	$0	$0	$2,933,565	$2,933,565

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2014, and December 31, 2013, are as follows:

		Estimated Fair Value
September 30, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$22,114	$22,114	$0	$0	$22,114
Certificates of deposit in other banks	2,940	2,940	0	0	2,940
Investment securities available for sale	50,097	0	50,097	0	50,097
Investment securities held to maturity	58,737	0	60,120	0	60,120
Federal Home Loan Bank stock	1,830	0	1,830	0	1,830
Loans, net	222,752	0	219,915	3,544	223,459
Liabilities:
Deposits	311,285	0	311,430	0	311,430
FHLB advances	33,200	0	33,681	0	33,681

		Estimated Fair Value
December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,370	$35,370	$0	$0	$35,370
Certificates of deposit in other banks	3,430	3,430	0	0	3,430
Investment securities available for sale	36,461	175	36,286	0	36,461
Investment securities held to maturity	59,624	0	60,019	0	60,019
Federal Home Loan Bank stock	1,721	0	1,721	0	1,721
Loans, net	215,610	0	213,977	2,528	216,505
Liabilities:
Deposits	310,435	0	310,658	0	310,658
FHLB advances	29,000	0	29,572	0	29,572

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at September 30, 2014, and December 31, 2013, were as follows:

Securities Available For Sale:

September 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$41,476,551	$411,140	$477,936	$41,409,755
State and municipal securities	882,133	0	15,711	866,422
Residential mortgage-backed securities	5,110,980	215,740	13,772	5,312,948
Corporate notes	2,495,647	14,113	2,085	2,507,675
Total securities AFS	$49,965,311	$640,993	$509,504	$50,096,800

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$24,544,975	$0	$964,741	$23,580,234
State and municipal securities	1,531,693	2,219	93,533	1,440,379
Residential mortgage-backed securities	8,459,377	378,150	42,036	8,795,491
Corporate notes	2,495,294	0	25,779	2,469,515
Total debt securities AFS	37,031,339	380,369	1,126,089	36,285,619
Equity securities	43,749	131,400	0	175,149

Total securities AFS	$37,075,088	$511,769	$1,126,089	$36,460,768

Securities Held to Maturity:

September 30, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$49,665,676	$1,057,457	$41,890	$50,681,243
Residential mortgage-backed securities	9,071,609	367,037	0	9,438,646

Total securities HTM	$58,737,285	$1,424,494	$41,890	$60,119,889

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$48,701,733	$491,808	$433,078	$48,760,463
Residential mortgage-backed securities	10,922,306	348,198	11,821	11,258,683

Total securities HTM	$59,624,039	$840,006	$444,899	$60,019,146

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

September 30, 2014	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$3,118	$1,016,930	$474,818	$19,569,831
State and municipal securities	0	0	15,711	866,422
Residential mortgage-backed securities	0	0	13,772	617,645
Corporate notes	0	0	2,085	497,915
Total securities available for sale	$3,118	$1,016,930	$506,386	$21,551,813

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$2,840	$3,865,176	$39,050	$4,158,372
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$2,840	$3,865,176	$39,050	$4,158,372

December 31, 2013	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$902,051	$22,642,924	$62,690	$937,310
State and municipal securities	0	0	93,533	793,161
Residential mortgage-backed securities	42,036	690,106	0	0
Corporate notes	25,779	2,469,515	0	0
Total debt securities AFS	969,866	25,802,545	156,223	1,730,471
Temporarily impaired equity securities	0	0	0	0
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$969,866	$25,802,545	$156,223	$1,730,471

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$412,787	$22,496,117	$20,291	$2,359,232
Residential mortgage-backed securities	11,821	1,368,200	0	0
Total securities held to maturity	$424,608	$23,864,317	$20,291	$2,359,232

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

At September 30, 2014, the debt securities with unrealized losses have depreciated 1.8% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at September 30, 2014 and December 31, 2013, were as follows:

	September 30, 2014		December 31, 2013

Commercial, financial and agricultural loans	$45,900,417	20.3%	$43,674,774	20.0%
Real estate:
Construction loans	11,284,296	5.0%	15,858,863	7.2%
Commercial mortgage loans	82,315,074	36.4%	78,722,646	36.0%
Residential loans	67,951,820	30.1%	64,382,656	29.4%
Agricultural loans	15,254,197	6.8%	12,605,851	5.8%
Consumer & other loans	3,271,660	1.4%	3,469,059	1.6%

Loans outstanding	225,977,464	100.0%	218,713,849	100.0%

Unearned interest and discount	(30,181)		(25,941)
Allowance for loan losses	(3,195,711)		(3,077,561)
Net loans	$222,751,572		$215,610,347

The Corporation’s only significant concentration of credit at September 30, 2014, occurred in real estate loans which totaled $176,805,387. However, this amount was not concentrated in any specific segment within the market or geographic area.

Beginning in 2009, certain 1-4 family mortgage loans were pledged to Federal Home Loan Bank to secure outstanding advances. At September 30, 2014, $34,398,501 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at September 30, 2014.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$9,676,206
After one year but within five years	44,569,369
After five years	2,939,138

Total	$57,184,713

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at September 30, 2014.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 43,676,305	$ 3,832,202	$ 47,508,507

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

Loans placed on nonaccrual status amounted to $997,677 and $912,785 at September 30, 2014, and December 31, 2013, respectively. There were no past due loans over ninety days and still accruing at September 30, 2014, or December 31, 2013. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $30,488 for September 30, 2014, and $6,195 for December 31, 2013.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans. We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of September 30, 2014
	30-89 Days Past Due	Greater than 90 Days	Total Accruing Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$268,684	$0	$268,684	$56,813	$45,574,920	$45,900,417
Real estate:
Construction loans	89,284	0	89,284	0	11,195,012	11,284,296
Commercial mortgage loans	208,264	0	208,264	922,387	81,184,423	82,315,074
Residential loans	1,196,359	0	1,196,359	0	66,755,461	67,951,820
Agricultural loans	0	0	0	0	15,254,197	15,254,197
Consumer & other loans	45,430	0	45,430	18,477	3,207,753	3,271,660

Total loans	$1,808,021	$0	$1,808,021	$997,677	$223,171,766	$225,977,464

	Age Analysis of Past Due Loans As of December 31, 2013
	30-89 Days Past Due	Greater than 90 Days	Total Accruing Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$171,713	$0	$171,713	$36,893	$43,466,168	$43,674,774
Real estate:
Construction loans	3,383,103	0	3,383,103	215,804	12,259,956	15,858,863
Commercial mortgage loans	199,323	0	199,323	484,222	78,039,101	78,722,646
Residential loans	2,959,263	0	2,959,263	167,614	61,255,779	64,382,656
Agricultural loans	38,166	0	38,166	0	12,567,685	12,605,851
Consumer & other loans	35,303	0	35,303	8,252	3,425,504	3,469,059

Total loans	$6,786,871	$0	$6,786,871	$912,785	$211,014,193	$218,713,849

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

At September 30, 2014, and December 31, 2013, impaired loans amounted to $3,544,053 and $2,997,359, respectively. A reserve amount of $577,067 and $469,302 were recorded in the allowance for loan losses for these impaired loans as of September 30, 2014, and December 31, 2013, respectively.

The following tables present impaired loans, segregated by class of loans as of September 30, 2014, and December 31, 2013:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
September 30, 2014	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$275,477	$25,500	$249,977	$275,477	147,711	$165,676	$8,952
Real estate:
Construction loans	210,084	89,284	0	89,284	0	55,772	45,654
Commercial mortgage loans	1,413,275	0	1,413,275	1,413,275	258,048	1,128,722	38,900
Residential loans	1,467,370	573,996	872,462	1,446,458	117,094	1,846,989	90,738
Agricultural loans	290,105	110,383	179,722	290,105	54,214	358,852	58,514
Consumer & other loans	29,454	29,454	0	29,454	0	24,910	583

Total loans	$3,685,765	$828,617	$2,715,436	$3,544,053	$577,067	$3,580,921	$243,341

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2013	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$56,429	$0	$56,429	$56,429	$38,219	$63,317	$2,301
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	894,722	118,537	712,829	831,366	221,512	454,169	19,285
Residential loans	1,940,949	167,614	1,722,330	1,889,944	132,703	1,982,756	81,454
Agricultural loans	197,398	0	197,398	197,398	76,868	148,725	9,198
Consumer & other loans	22,222	22,222	0	22,222	0	17,473	1,451

Total loans	$3,111,720	$308,373	$2,688,986	$2,997,359	$469,302	$2,666,440	$113,689

At September 30, 2014, and December 31, 2013, included in impaired loans were $223,381 and $374,236, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at September 30, 2014, and December 31, 2013, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at September 30, 2014, and December 31, 2013. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 days past due.

	September 30, 2014
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$32,681	$0	1	$32,681	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	179,722	0	1	179,722	0	0
Consumer & other loans	10,978	0	1	1,644	3	9,334
Total TDR’s	$223,381	$0	3	$214,047	3	$9,334

	December 31, 2013
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$36,079	$0	1	$36,079	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	118,537	0	0	1	118,537
Residential loans	0	0	0	0	0	0
Agricultural loans	197,398	0	1	197,398	0	0
Consumer & other loans	22,222	0	5	22,222	0	0
Total TDR’s	$255,699	$118,537	7	$255,699	1	$118,537

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at September 30, 2014, and December 31, 2013.

	September 30, 2014				December 31, 2013
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Forbearance of interest	1	$32,681	0	$0	0	$0	1	$118,537
Payment modification	1	179,722	0	0	1	36,079	0	0
Rate reduction	4	10,978	0	0	1	4,131	0	0
Rate reduction, payment modification	0	0	0	0	5	215,489	0	0
Total	6	$223,381	0	$0	7	$255,699	1	$118,537

As of September 30, 2014, and December 31, 2013, the Corporation had a balance of $223,381 and $374,236, respectively, in troubled debt restructurings. The Corporation had charge-offs on such loans of $3,290 at September 30, 2014, and $211,829 at December 31, 2013. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $69,625 and $94,737 at September 30, 2014, and December 31, 2013, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2014.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of September 30, 2014, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of September 30, 2014, and December 31, 2013:

September 30, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$424,683	$0	$0	$27,309	$0	$341,184	$793,176
Grade 2- Above Avg.	0	0	0	91,047	374,899	0	465,946
Grade 3- Acceptable	32,694,783	3,270,017	32,304,429	34,790,661	9,435,309	2,032,000	114,527,199
Grade 4- Fair	12,070,372	6,663,008	45,895,646	26,742,933	3,348,250	811,779	95,531,988
Grade 5a- Watch	375,621	1,145,323	1,949,665	937,412	158,640	1,643	4,568,304
Grade 5b- OAEM	40,247	0	133,005	1,219,537	1,757,377	33,743	3,183,909
Grade 6- Substandard	263,398	205,948	2,032,329	4,108,606	179,722	51,311	6,841,314
Grade 7- Doubtful	31,313	0	0	34,315	0	0	65,628
Total loans	$45,900,417	$11,284,296	$82,315,074	$67,951,820	$15,254,197	$3,271,660	$225,977,464

December 31, 2013	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$377,030	$0	$0	$28,675	$0	$367,222	$772,927
Grade 2- Above Avg.	14,500	635,975	0	96,613	383,104	408	1,130,600
Grade 3- Acceptable	31,122,794	4,835,273	33,044,849	34,569,435	7,175,714	2,183,886	112,931,951
Grade 4- Fair	11,800,838	8,866,362	40,678,393	23,093,070	4,017,325	844,609	89,300,597
Grade 5a- Watch	127,359	936,550	2,060,701	1,091,573	164,132	13,523	4,393,838
Grade 5b- OAEM	39,994	248,497	1,702,801	598,666	668,181	20,108	3,278,247
Grade 6- Substandard	192,259	336,206	1,235,902	4,869,802	197,397	39,303	6,870,869
Grade 7- Doubtful	0	0	0	34,820	0	0	34,820
Total loans	$43,674,774	$15,858,863	$78,722,646	$64,382,654	$12,605,853	$3,469,059	$218,713,849

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

The ALL is calculated by the addition of the estimated loss derived from each of the above categories. The impaired loans and nonaccrual loans over $50,000 are analyzed on an individual basis to determine if the future collateral value is sufficient to support the outstanding debt of the loan. If an estimated loss is calculated, it is included in the estimated ALL until it is charged to the loan loss reserve. The calculation for loan risk graded 5, 6, 7 or 8, other outstanding loans and other commitments to lend is based on assigning an estimated loss factor based on a twelve quarter rolling historical weighted average net loss rate. The estimated requirement for unallocated general reserves from migration and economic analysis is determined by considering (1) trends in asset quality, (2) level and trends in charge-off experience, (3) macro-economic trends and conditions, (4) micro economic trends and conditions and (5) risk profile of lending activities. Within each of these categories, a high risk factor percentage and a low risk factor percentage from a rating of excessive, high, moderate or low will be determined by management and applied to the loan portfolio. This results in a high and low range of the estimated reserves required. By adding the estimated high and low value from the migration and economic analysis to the estimated reserve from the loan portfolio, a high and low range of total estimated loss reserves is obtained. This amount is then compared to the actual amount in the loan loss reserve.

The calculation of ALL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and nine month periods ended September 30, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.1% for the nine months ended September 30, 2014.

Three months ended September 30, 2014:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, June 30, 2014	$294,865	$1,085,716	$1,192,098	$306,211	$67,954	$179,910	$3,126,754

Charge-offs	4,221	0	0	0	0	11,533	15,754
Recoveries	900	0	0	5,639	0	3,172	9,711
Net charge-offs	3,321	0	0	(5,639)	0	8,361	6,043
Provisions charged to operations	3,208	70,632	0	(4,803)	(13,740)	19,703	75,000
Balance at end of period, September 30, 2014	$294,752	$1,156,348	$1,192,098	$307,047	$54,214	$191,252	$3,195,711

Nine months ended September 30, 2014:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Charge-offs	4,221	120,800	0	26,266	0	17,089	168,376
Recoveries	6,936	0	0	20,551	0	4,039	31,526
Net charge-offs	(2,715)	120,800	0	5,715	0	13,050	136,850
Provisions charged to operations	(5,509)	245,095	0	11,593	(22,654)	26,475	255,000
Balance at end of period, September 30, 2014	$294,752	$1,156,348	$1,192,098	$307,047	$54,214	$191,252	$3,195,711

Ending balance -
Individually evaluated for impairment	$147,711	$0	$258,048	$117,094	$54,214	$0	$577,067
Collectively evaluated for impairment	147,041	1,156,348	934,050	189,953	0	191,252	2,618,644
Balance at end of period	$294,752	$1,156,348	$1,192,098	$307,047	$54,214	$191,252	$3,195,711

Loans :
Ending balance -
Individually evaluated for impairment	$275,477	$1,076,167	$3,515,167	$3,455,066	$1,283,553	$29,454	$9,634,884
Collectively evaluated for impairment	45,624,940	10,208,129	78,799,907	64,496,754	13,970,644	3,242,206	216,342,580
Balance at end of period	$45,900,417	$11,284,296	$82,315,074	$67,951,820	$15,254,197	$3,271,660	$225,977,464

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2013.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Charge-offs	17,746	0	160,824	46,093	0	9,179	233,842
Recoveries	23,187	0	4,497	13,154	0	5,662	46,500
Net charge-offs	(5,441)	0	156,327	32,939	0	3,517	187,342
Provisions charged to operations	(17,841)	0	301,133	49,505	76,868	10,335	420,000
Balance at end of period, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Ending balance -
Individually evaluated for impairment	$38,219	$0	$221,512	$132,703	$76,868	$0	$469,302
Collectively evaluated for impairment	259,327	1,032,053	970,586	168,466	0	177,827	2,608,259
Balance at end of period	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Loans :
Ending balance -
Individually evaluated for impairment	$72,971	$944,387	$4,372,425	$4,256,508	$380,931	$30,474	$10,057,696
Collectively evaluated for impairment	43,601,803	14,914,476	74,350,221	60,126,148	12,224,920	3,438,585	208,656,153
Balance at end of period	$43,674,774	$15,858,863	$78,722,646	$64,382,656	$12,605,851	$3,469,059	$218,713,849

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically with a full-service banking center that was completed and opened in June 2010 and a mortgage origination office that opened in January 2011 both in Valdosta, Georgia. Continuing our expansion in the Valdosta market, we opened our second banking center in March 2012. We completed construction in August 2014 and opened a new commercial office adjacent to our North Valdosta branch.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through September 2014. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the third quarter of 2014, noninterest income was 25.6% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets decreased $593 thousand to $1.3 million at the end of September 2014, compared with the same period last year. Foreclosed assets decreased $282 thousand compared with the third quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of September 30, 2014, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at September 30, 2014, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At September 30, 2014, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2014, total capital increased $2.1 million to $33.5 million and increased $2.7 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.81% as of September 30, 2014 and average equity-to-average asset ratio for the third quarter ending September 30, 2014 of 8.97%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2014, was $804 thousand, up $153 thousand from net income of $651 thousand for the third quarter of 2013. This increase in net income was primarily due to higher net interest income of $171 thousand as well as a gain on the sale of securities of $139 thousand compared with the third quarter of 2013.

On a per share basis, net income for the third quarter was $.32 per diluted share compared with $.25 per diluted share for the same quarter in 2013. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as third quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2014	2014	2014	2013	2013
Return on average total assets	0.86%	0.77%	0.72%	1.05%	0.71%
Return on average total equity	9.57%	8.95%	8.71%	12.50%	8.49%
Average shareholders’ equity to average total assets	8.97%	8.56%	8.30%	8.39%	8.37%
Net interest margin (tax equivalent)	4.14%	4.02%	3.78%	4.02%	4.04%

Comparison of Statements of Income for the Quarter

Total interest income increased $73 thousand to $3.7 million for the three months ended September 30, 2014, compared with the same period in 2013, reflecting $117 thousand higher interest income from investment securities partially offset by a decrease in interest income and fees from loans of $37 thousand. Slight decreases were noted in interest income from deposits in other banks when compared with the third quarter of 2013.

Total interest expense decreased $98 thousand, or 24.2%, to $306 thousand in the third quarter of 2014 compared with the same period in 2013. Interest paid on deposits decreased $31 thousand, or 14.9%, during the third quarter of 2014 due to the low interest rate environment. The average rate paid on average time deposits has decreased 7 basis points when compared with the same period last year. Interest on total borrowings decreased $67 thousand compared with the same quarter in 2013 due to the repayment of short term debt.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.4 million for the third quarter of 2014 compared with $3.2 million in net interest income in the 2013 third quarter. Net interest income after provision for loan losses for the third quarter of 2014 was $3.3 million compared with $3.1 million for the same period in 2013. The third quarter provision for loan losses was $75 thousand in 2014 and $105 thousand for the same period in 2013. The Corporation’s net interest margin was 4.14% for the third quarter of 2014, up 10 basis points from the same period last year. The decrease in net interest margin was impacted by a 15 basis point drop in interest-bearing liability rates compared with third quarter 2013.

Noninterest income, at 25.6% of the Corporation’s total revenue for the quarter, was $1.3 million for the third quarter, increasing 10.4% compared with the same period in 2013. The majority of the increase in noninterest income was from a gain on the sale of securities of $139 thousand. Other significant increases were noted in gains on the disposition of assets of $47 thousand and increases from trust services of $14 thousand. Partially offsetting these increases were decreases of $31 thousand in income from service charges on deposit accounts and $16 thousand in income from both commercial and residential mortgage banking services compared with last year’s third quarter. Income from insurance services and retail brokerage services also decreased $23 thousand and $9 thousand, respectively, compared to third quarter last year.

Noninterest expense remained stable at $3.6 million for the third quarter of 2014 compared with the third quarter of 2013. The largest component of noninterest expense, salaries and employee benefits, stayed flat at $2.1 million compared with the same period last year. A noted change in noninterest expenses was a $58 thousand increase in other operating expenses mostly in professional fees compared with the third quarter a year ago. Partially offsetting this increase was a $50 thousand decrease in amortization of intangible assets related to prior acquisitions.

Comparison of Statements of Income for the Nine-month Period

Total interest income for the first nine months of 2014 increased $263 thousand to $11.0 million when compared with the same period in 2013. This increase was primarily due to a $260 thousand increase in interest on securities due to a $14.9 million higher average volume of securities. Interest and fees from loans also increased by $18 thousand due to a higher average volume of loans of approximately $10.6 million when compared with the first nine months of last year. Interest on deposits and certificates of deposit in other banks decreased slightly compared to the same period last year.

Total interest expense for the nine-month period ended September 30, 2014, decreased $199 thousand, or 16.1%, to $1.0 million compared with the same period in 2013. The decrease in interest expense was related to lower interest of $104 thousand, or 15.5%, paid on interest-bearing deposits compared with the first nine months of 2013 reflecting lower interest rates. Interest on total borrowings declined $95 thousand for the first nine months of 2014 compared with the same period last year.

Net interest income for the first nine months of 2014 was 4.9% higher at $10.0 million compared with $9.5 million for the same period in 2013, mainly as a result of higher income from securities and lower interest paid on deposits. Net interest income after provision for loan losses was $9.7 million for the first nine months of 2014 compared with $9.2 million for the same period 2013. The provision for loan losses was $255 thousand in the first nine months of 2014 and $315 thousand for the same period of 2013. Net interest margin was 3.98% for the first nine months of 2014, down from 4.03% for the first nine months of 2013.

For the first nine months of 2014, noninterest income was $3.9 million, up 10.0% compared with the same period in 2013. The increase was primarily attributed to a $294 thousand gain on the sale of securities as well as an increase from the gain on the sale or disposition of assets, and an increase in service charges on deposit accounts of $39 thousand. Income from retail brokerage services and insurance also increased $15 thousand and $13 thousand, respectively, compared with the first nine months of 2013. These increases were partially offset by a decrease in income from mortgage banking services of $167 thousand.

Noninterest expense decreased $4 thousand for the first nine months of 2014 compared with the same period last year. The decrease was mainly attributed to decreases in amortization of intangible assets, equipment expense, and salary and employee benefits of $121 thousand, $25 thousand, and $18 thousand, respectively. These decreases were partially offset by an increase in other operating expense of $139 thousand when compared with the same period in 2013.

Comparison of Financial Condition Statements

At September 30, 2014, total assets were $381 million, a $6.9 million increase from December 31, 2013. The nine month changes in earning asset mix were primarily noted in $7.3 million growth in loans and $12.9 million increase in investment securities offset by a $13.3 million decrease in interest-bearing deposits in other banks. Total deposits increased slightly for the first nine months of 2014.

Total loans increased $7.3 million to $226.0 million at September 30, 2014, compared with $218.7 million at December 31, 2013. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 59.4% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 33.8% of total assets at September 30, 2014. Compared with December 31, 2013, investment securities increased $12.9 million, interest-bearing deposits in other banks decreased $13.3 million, and certificates of deposit in other banks decreased $490 thousand. This resulted in an overall decrease in investments of $904 thousand since December 31, 2013.

Deposits increased to $311.3 million at the end of the third quarter of 2014, up $851 thousand from the end of 2013. The increase was primarily in noninterest-bearing demand deposits and money market deposit accounts partially offset by a decrease in certificates of deposit. At September 30, 2014, total deposits represented 81.8% of total assets.

Total debt increased by $4.2 million compared with the end of last year. Of the $11 million in other borrowings, six million was short-term fixed-rate debt with a maturity date of November 21, 2014, and the Corporation will repay it to the Federal Home Loan Bank.

The following table shows the major contractual obligations for the Corporation.

 Long-term debt consists of the following:

	September 30,	December 31,	September 30,
	2014	2013	2013

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	$5,000,000	$5,000,000	$5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually beginning September 4, 2014).	5,400,000	7,200,000	9,000,000

Advance from FHLB with a 0.89% fixed rate of interest maturing July 24, 2017 (principal reducing hybrid advance with principal reductions of $3.33 million annually beginning July 24, 2015).	6,666,667	0	0

Total long-term debt	$22,066,667	$17,200,000	$19,000,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.41% of total loans outstanding at September 30, 2014 and December 31, 2013, compared with 1.40% at September 30, 2013. Net charge-offs in the 2014 third quarter were $6 thousand compared with $55 thousand in the third quarter of 2013. Management considers the allowance for loan losses as of September 30, 2014, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.3 million, or 0.34% of total assets, in the third quarter of 2014, slightly down from $1.4 million, or 0.36% of total assets, at the end of 2013, and down from $1.9 million, or 0.51% of total assets in the same period last year. Nonaccrual loans were $998 thousand in the third quarter of 2014. There were $299 thousand of foreclosed properties in nonperforming assets at the end of the third quarter of 2014 compared with $581 thousand at the end of last year’s third quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	September 30, 2014	September 30, 2013
Commitments to extend credit	$14,663	$14,683
Standby letters of credit and financial guarantees	$635	$10

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At September 30, 2014, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.56%, which is over 55 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	September 30, 2014	For Well Capitalized	Minimum Guidelines
Tier 1 capital	14.31%	6.00%	4.00%
Total risk based capital	15.56%	10.00%	8.00%
Tier 1 leverage ratio	9.18%	5.00%	3.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	September 30, 2014	For Well Capitalized	Minimum Guidelines
Tier 1 capital	14.96%	6.00%	4.00%
Total risk based capital	13.71%	10.00%	8.00%
Tier 1 leverage ratio	8.79%	5.00%	3.00%

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

In September 2014, the Corporation paid a quarterly cash dividend of $0.08 per common share. A cash dividend of $0.08 per common share was also paid in March and June 2014. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2014, and December 31, 2013; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September, 2014, and 2013; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements.

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

Date: November 14, 2014

