Form 10-K
period 2014-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2015-03-31
CIK 315849

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

Aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2014: $26,231,888 based on 1,899,485 shares at the price of $13.81 per share.

As of March 23, 2015, 2,547,837 shares of the $1.00 par value common stock of Southwest Georgia Financial Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2015 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Worth County, Lowndes County, and the surrounding counties of southwest Georgia. The Bank also operates Empire Financial Services, Inc. (“Empire”), a commercial mortgage banking firm located in Baldwin County. The Corporation’s executive office is located at 25 Second Avenue, S. W., Moultrie, Georgia 31768, and its telephone number is (229) 985-1120.

All references herein to the Corporation include Southwest Georgia Financial Corporation, the Bank, and Empire, unless the context indicates a different meaning.

General

The Corporation is a registered bank holding company. All of the Corporation’s activities are currently conducted by the Bank and Empire. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, VISA® business accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a Wealth Strategies division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the Wealth Strategies area has a securities sales department which offers full-service brokerage services through a third party service provider. The Bank’s Southwest Georgia Insurance Services Division offers property and casualty insurance, life, health, and disability insurance. Empire, a subsidiary of the Bank, offers commercial mortgage banking services.

Markets

The Corporation conducts banking activities in four counties in southwest and south central Georgia. Population characteristics in these counties range from rural to more metropolitan. Our most recent and largest market is Lowndes County with a total population of 112,916 and the highest growth rate in our markets at 18.8% from 2003 to 2013. Due primarily to the location of a state university and a large air force base in Lowndes County, this market has a median age estimated at 29.6, younger than an average median age of 38.9 in the other three counties that the Bank primarily serves. These counties, Colquitt, Worth, and Baker, have an average total population of 23,636 and an average growth in population of 3.24% from 2003 to 2013. Per capita income in Lowndes County was $18,897, higher than an average of $17,532 for the rest of the Bank’s markets.

Agriculture plays a major economic role in the Bank’s markets. Colquitt, Worth, Lowndes, and Baker Counties produce a large portion of our state’s crops, including cotton, peanuts, and a variety of vegetables.

Empire provides mortgage banking primarily for commercial properties throughout the southeastern United States.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2014, the Corporation’s deposit base, totaling $309,973,592, consisted of $81,342,861 in noninterest-bearing demand deposits (26.2% of total deposits), $122,807,748 in interest-bearing demand deposits including money market accounts (39.6% of total deposits), $28,156,220 in savings deposits (9.1% of total deposits), $46,299,767 in time deposits in amounts less than $100,000 (15.0% of total deposits), and $31,366,996 in time deposits of $100,000 or more (10.1% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank’s customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2014, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 1.4%, 77.3% and 21.3%, respectively, of the Bank’s total loan portfolio.

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

Servicing and Origination Fees on Loans

The Corporation through its subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans closed for investing participants. Loan servicing fees are based on a percentage of loan interest paid by the borrower and are recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates. In 2014, Bank revenue received from mortgage banking services was $645,241 compared with $939,874 in 2013. All of this income was from Empire except for $245,715 in 2014 and $372,637 in 2013, which was mortgage banking income from the Bank.

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

Employees

The Bank had 111 full-time employees and five part-time employees at December 31, 2014. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition

The banking business is highly competitive. The Bank and Empire compete with other depository institutions and other financial service organizations, including brokers, finance companies, savings and loan associations, credit unions and certain governmental agencies. The Bank ranks third out of twenty-one banks in a five county region (Baker, Brooks, Colquitt, Lowndes, Thomas, and Worth) in deposit market share.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2014, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,485,794. For 2014, the Corporation’s cash dividend payout to stockholders was $815,308.

Supervision and Regulation

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

General. The Corporation is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “Federal Reserve Act”). The Corporation is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.

The Federal Reserve Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the Federal Reserve Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

•	making, acquiring or servicing loans and certain types of leases;
•	performing certain data processing services;
•	acting as fiduciary or investment or financial advisor;
•	providing brokerage services;
•	underwriting bank eligible securities;
•	underwriting debt and equity securities on a limited basis through separately capitalized subsidiaries; and
•	making investments in corporations or projects designed primarily to promote community welfare.

Although the activities of bank holding companies have traditionally been limited to the business of banking and activities closely related or incidental to banking (as discussed above), the Gramm-Leach-Bliley Act (the “GLB Act”) relaxed the previous limitations and permitted bank holding companies to engage in a broader range of financial activities. Specifically, bank holding companies may elect to become financial holding companies which may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. Among the activities that are deemed “financial in nature” include:

•	lending, exchanging, transferring, investing for others or safeguarding money or securities;
•	insuring, guaranteeing, or indemnifying against loss, harm, damage, illness, disability, or death, or providing and issuing annuities, and acting as principal, agent, or broker with respect thereto;
•	providing financial, investment, or economic advisory services, including advising an investment company;
•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly; and
•	underwriting, dealing in or making a market in securities.

A bank holding company may become a financial holding company under this statute only if each of its subsidiary banks is well-capitalized, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. A bank holding company that falls out of compliance with such requirement may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the bank holding company restrictions of the Federal Reserve Act.

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

The Corporation is an “affiliate” of the Bank under the Federal Reserve Act, which imposes certain restrictions on (1) loans by the Bank to the Corporation, (2) investments in the stock or securities of the Corporation by the Bank, (3) the Bank’s taking of the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from the Corporation by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. Banks and bank holding companies are required to have (1) a minimum level of Total capital to risk-weighted assets of 8%; and (2) a minimum Tier 1 capital ratio to risk-weighted assets of 4%. In addition, the Federal Reserve and the FDIC have established a minimum 3% leverage ratio of Tier 1 capital to quarterly average total assets for the most highly-rated banks and bank holding companies. “Total capital” is composed of Tier 1 capital and Tier 2 capital. “Tier 1 capital” includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2 capital” includes, among other things, perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying mandatorily convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The Federal Reserve will require a bank holding company to maintain a leverage ratio greater than 4% if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve require banks to maintain capital well above minimum levels.

In addition, Section 38 of the Federal Deposit Insurance Act implemented the prompt corrective action provisions that Congress enacted as a part of the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “1991 Act”). The prompt corrective action provisions set forth five regulatory zones in which all banks are placed largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. The FDIC is required to resolve a bank when its ratio of tangible equity to total assets reaches 2%. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well-capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 4% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 4% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a ratio of tangible equity to total assets of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also allow it to “downgrade” an institution to a lower capital category based on supervisory factors other than capital.

As of December 31, 2014 and 2013, the most recent notifications from the FDIC categorized the Bank as “well-capitalized” under current regulations.

In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of $500 million or more, and all savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities (collectively, “banking organizations”). The rules implement the December 2010 framework proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III”, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The Basel III Capital Rules apply to banking organizations of all sizes and types regulated by the Federal Reserve and the OCC, except bank holding companies subject to the Federal Reserve’s Small Bank Holding Company Policy Statement and Savings & Loan Holding Companies substantially engaged in insurance underwriting or commercial activities.

The Basel III Capital Rules substantially revise the foregoing risk-based capital requirements applicable to bank holding companies and depository institutions compared to the current U.S. risk-based capital rules. The Basel III Capital Rules:

•	define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios;
•	address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords;
•	introduce a new capital measure called “common equity Tier 1” (“CET1”);
•	specify that Tier 1 capital consists of CET1 and “additional Tier 1 capital” instruments meeting specified requirements; and
•	implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The Basel III Capital Rules became effective for the Bank on January 1, 2015, subject to a phase in period. The Corporation currently meets the requirements of the exemption as a small bank holding company, which generally includes bank holding companies with less than $500 million in total consolidated assets.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Bank to maintain;

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);
•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);
•	a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total capital ratio as that buffer is phased in, effectively resulting in a minimum Total capital ratio of 10.5% upon full implementation); and
•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The initial minimum capital ratios as of January 1, 2015, are as follows: (i) 4.5% CET1 to risk-weighted assets, (ii) 6.0% Tier 1 capital to risk-weighted assets, and (iii) 8.0% Total capital to risk-weighted assets.

Effective January 1, 2015, the Basel III Capital Rules also revised the FDIC’s current prompt corrective action regulations by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8.0% (as compared to the current 6.0%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of certain accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including the Bank, may make a one-time permanent election to continue to exclude these items. The Bank expects to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Bank’s available-for-sale securities portfolio. The Basel III Capital Rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital of bank holding companies. Instruments issued prior to May 19, 2010, are grandfathered for bank holding companies with consolidated assets of $15 billion or less (subject to the 25% of Tier 1 capital limit).

The “capital conservation buffer” is designed to absorb losses during periods of economic stress. Banking organizations with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will be phased-in over a four-year period (beginning at 4.5% on January 1, 2015, and an additional 0.625% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016, at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Consistent with the Dodd-Frank Act, the Basel III Capital Rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250% risk weight. In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

Management believes that, as of December 31, 2014, the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

Consumer Protection Laws. The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), and giving it the power to promulgate and enforce federal consumer protection laws. Depository institutions are subject to the CFPB’s rule writing authority, and existing federal bank regulatory agencies retain examination and enforcement authority for such institutions. The CFPB and the Corporation’s existing federal regulator, the FDIC, are focused on the following:

•	risks to consumers and compliance with the federal consumer financial laws;
•	the markets in which firms operate and risks to consumers posed by activities in those markets;
•	depository institutions that offer a wide variety of consumer financial products and services;
•	depository institutions with a more specialized focus; and
•	non-depository companies that offer one or more consumer financial products or services.

Volcker Rule. The Dodd-Frank Act amended the Federal Reserve Act to require the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. Although the Corporation continues to evaluate the impact of the Volcker Rule and the final rules adopted by the Federal Reserve thereunder, the Corporation does not currently anticipate that the Volcker Rule will have a material effect on its operations and the operations of its subsidiaries, including the Bank, as the Corporation does not engage in businesses prohibited by the Volcker Rule. The Corporation may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule.

Commercial Real Estate. The federal bank regulatory agencies, including the FDIC, restrict concentrations in commercial real estate lending and have noted that recent increases in banks’ commercial real estate concentrations have created safety and soundness concerns in the event of a significant economic downturn. The regulatory guidance mandates certain minimal risk management practices and categorizes banks with defined levels of such concentrations as banks requiring elevated examiner scrutiny. Although management believes that the Corporation’s credit processes and procedures meet the risk management standards dictated by this guidance, regulatory outcomes could effectively limit increases in the real estate concentrations in the Bank’s loan portfolio and require additional credit administration and management costs associated with those portfolios.

Source of Strength Doctrine. Federal Reserve regulations and policy requires bank holding companies to act as a source of financial and managerial strength to their subsidiary banks. Under this policy, the Corporation is expected to commit resources to support the Bank.

Loans. Inter-agency guidelines adopted by federal bank regulatory agencies mandate that financial institutions establish real estate lending policies with maximum allowable real estate loan-to-value limits, subject to an allowable amount of non-conforming loans as a percentage of capital.

Transactions with Affiliates. Under federal law, all transactions between and among a state nonmember bank and its affiliates, which include holding companies, are subject to Sections 23A and 23B of the Federal Reserve Act and Regulation W promulgated thereunder. Generally, these requirements limit these transactions to a percentage of the bank’s capital and require all of them to be on terms at least as favorable to the bank as transactions with non-affiliates. In addition, a bank may not lend to any affiliate engaged in non-banking activities not permissible for a bank holding company or acquire shares of any affiliate that is not a subsidiary. The FDIC is authorized to impose additional restrictions on transactions with affiliates if necessary to protect the safety and soundness of a bank. The regulations also set forth various reporting requirements relating to transactions with affiliates.

Financial Privacy. In accordance with the GLB Act, federal banking regulatory agencies adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The privacy provisions of the GLB Act affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The United States Department of the Treasury (“Treasury”) has issued a number of implementing regulations which apply various requirements of the USA Patriot Act of 2001 to the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

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

The federal banking agencies have proposed rule-making implementing provisions of the Dodd-Frank Act to prohibit incentive-based compensation plans that expose “covered financial institutions” to inappropriate risks. Covered financial institutions are institutions that have over $1 billion in assets and offer incentive-based compensation programs. The proposed rules would:

•	provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks;
•	be compatible with effective internal controls and risk management; and
•	be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors and appropriate policies, procedures and monitoring.

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate its key employees.

Fair Value. The Corporation’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by accounting principles generally accepted in the United States of America (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).”  Recently in the Bank’s markets, there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined.  Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.”  Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment.  Although management believes its processes for determining the value of these assets are appropriate factors and allow the Corporation to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

Future Legislation. Various legislation affecting financial institutions and the financial industry is, from time to time, introduced in Congress. Such legislation may change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Corporation or any of its subsidiaries. With the current economic environment, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

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

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation, Bank, and Empire and their ages, positions, and terms of office as of March 31, 2015, are as follows:

Name (Age)	Principal Position	Executive Officer Since

DeWitt Drew	President and Chief Executive Officer of the	1999
(58)	Corporation and Bank

John J. Cole, Jr.	Executive Vice President and Chief Operating Officer	1984
(65)	of the Corporation and Bank and Cashier of the Bank

Jeffery E. Hanson	Executive Vice President and Chief Banking Officer	2011
(49)	of the Corporation and Bank

George R. Kirkland	Executive Vice President and Chief Financial	1991
(64)	Officer of the Corporation and Bank

Danny E. Singley	Executive Vice President and Chief Credit Officer of	2002
(60)	the Bank

J. Larry Blanton	Senior Vice President of the Bank	2000
(68)

Jeffrey (Jud) Moritz	Senior Vice President of the Bank	2011
(38)

David L. Shiver	Senior Vice President of the Bank	2006
(65)

Donna S. Lott	Senior Vice President of the Bank	2008
(39)

Karen T. Boyd	Senior Vice President and Controller of the Bank	2010
(46)

Ross K. Dekle	Senior Vice President of the Bank	2011
(33)

Charles R. Lemons	President and Chief Executive Officer of Empire	2007
(63)

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

Mr. Cole is a director of Southwest Georgia Financial Corporation and Southwest Georgia Bank and became Executive Vice President and Chief Operating Officer of the Corporation and Bank in 2011. He is also Cashier of the Bank. He has been Executive and Senior Vice President of the Corporation and Bank since 1992 and has served in various other positions with the Bank since 1976 and the Corporation since 1981.

Mr. Hanson became Executive Vice President of the Corporation in 2012 and Executive Vice President and Chief Banking Officer of the Bank in 2011. Previously, he was employed by Park Avenue Bank in Valdosta, Georgia, as Valdosta Market President and various other positions since 1994.

Mr. Kirkland became Executive Vice President and Chief Financial Officer of the Corporation and Bank in 2013. Previously, he had been Senior Vice President of the Corporation and Bank and Treasurer of the Corporation and Comptroller of the Bank since 1993.

Mr. Singley became Executive Vice President and Chief Credit Officer of the Bank in 2014. Previously, he was appointed President Moultrie Region and Senior Vice President of the Bank in 2011 and served as Senior Vice President of the Bank since 2008. Prior to that, he had been Vice President of the Bank since 2002.

Mr. Blanton became Senior Vice President of the Bank in 2001. Previously, he had served as Vice President of the Bank since 2000 and in various other positions with the Bank since 1999.

Mr. Moritz became Senior Vice President and President Valdosta Region of the Bank in 2011. Previously, he was employed by Park Avenue Bank in Valdosta, Georgia, for five years and Regions Bank for five years.

Mr. Shiver became Senior Vice President and President Sylvester Region of the Bank in 2011. Previously, he had been Vice President of the Bank since 2006 and, prior to that, Assistant Vice President of the Bank since 2005.

Mrs. Lott became Senior Vice President of the bank in 2014. Previously, she served as Vice President of the bank since 2008 and, prior to that, Assistant Vice President of the Bank since 2007.

Mrs. Boyd became Senior Vice President and Controller of the Bank in 2014. Previously, she served as Vice President of the Bank since 2010 and, prior to that, Assistant Vice President of the Bank since 2007.

Mr. Dekle became Senior Vice President and President Moultrie Region of the Bank in 2014. Previously, he served as Vice President of the Bank since 2011 and, prior to that, Assistant Vice President of the Bank since 2007.

Mr. Lemons became President and Chief Executive Officer of Empire in 2008 and served as Executive Vice President of Empire since 2007. Previously, he was employed by Branch Banking & Trust Co. from 1992 to 2006.

Table 1 - Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2014, 2013, and 2012, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

	Year Ended December 31, 2014
	Average Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Cash and due from banks	$7,714	$-	-%

Earning assets:
Interest-bearing deposits with banks	19,988	52	0.26%
Loans, net (a) (b) (c)	220,164	12,191	5.54%
Certificates of deposit in other banks	3,066	33	1.08%
Taxable investment securities held to maturity	60,281	1,365	2.26%
Nontaxable investment securities held to maturity (c)	46,337	1,658	3.58%
Nontaxable investment securities available for sale (c)	924	49	5.30%
Other investment securities	1,601	71	4.44%

Total earning assets	352,361	15,419	4.38%
Premises and equipment	11,427
Other assets	10,554

Total assets	$382,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$88,882	$-	-%

Interest-bearing liabilities:
NOW accounts	17,212	32	0.19%
Money market deposit accounts	104,970	246	0.23%
Savings deposits	29,638	47	0.16%
Time deposits	77,565	425	0.55%
Federal funds purchased	45	0	0.00%
Other borrowings	27,627	605	2.19%

Total interest-bearing liabilities	257,057	1,355	0.53%
Other liabilities	2,892

Total liabilities	348,831

Common stock	4,294
Surplus	31,702
Retained earnings	23,343
Less treasury stock	(26,114)

Total stockholders’ equity	33,225

Total liabilities and stockholders’ equity	$382,056

Net interest income and margin		$14,064	3.99%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $640 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2013
	Average Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Cash and due from banks	$7,443	$-	-%

Earning assets:
Interest-bearing deposits with banks	26,152	66	0.25%
Loans, net (a) (b) (c)	212,031	12,281	5.79%
Certificates of deposit in other banks	4,101	43	1.05%
Taxable investment securities held to maturity	45,661	996	2.18%
Nontaxable investment securities held to maturity (c)	45,055	1,680	3.73%
Nontaxable investment securities available for sale (c)	1,830	95	5.19%
Other investment securities	1,567	41	2.62%

Total earning assets	336,397	15,202	4.52%
Premises and equipment	10,186
Other assets	11,694

Total assets	$365,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$77,786	$-	-%

Interest-bearing liabilities:
NOW accounts	19,230	34	0.18%
Money market deposit accounts	92,325	204	0.22%
Savings deposits	28,359	58	0.20%
Time deposits	88,670	586	0.66%
Federal funds purchased	4	0	0.00%
Other borrowings	25,337	781	3.08%

Total interest-bearing liabilities	253,925	1,663	0.66%
Other liabilities	3,260

Total liabilities	334,971

Common stock	4,294
Surplus	31,702
Retained earnings	20,867
Less treasury stock	(26,114)

Total stockholders’ equity	30,749

Total liabilities and stockholders’ equity	$365,720

Net interest income and margin		$13,539	4.02%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $691 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2012
	Average Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Cash and due from banks	$7,742	$-	-%

Earning assets:
Interest-bearing deposits with banks	23,735	60	0.25%
Loans, net (a) (b) (c)	190,546	11,523	6.05%
Certificates of deposit in other banks	1,457	20	1.37%
Taxable investment securities held to maturity	41,635	1,151	2.76%
Nontaxable investment securities held to maturity (c)	33,858	1,440	4.25%
Nontaxable investment securities available for sale (c)	2,189	133	6.08%
Other investment securities	1,606	33	2.06%

Total earning assets	295,026	14,360	4.87%
Premises and equipment	10,469
Other assets	12,522

Total assets	$325,759

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$64,419	$-	-%

Interest-bearing liabilities:
NOW accounts	21,500	24	0.11%
Money market deposit accounts	64,199	139	0.22%
Savings deposits	25,516	57	0.22%
Time deposits	93,846	892	0.95%
Federal funds purchased	0	0	0.00%
Other borrowings	23,153	787	3.40%

Total interest-bearing liabilities	228,214	1,899	0.83%
Other liabilities	3,839

Total liabilities	296,472

Common stock	4,294
Surplus	31,702
Retained earnings	19,405
Less treasury stock	(26,114)

Total stockholders’ equity	29,287

Total liabilities and stockholders’ equity	$325,759

Net interest income and margin		$12,461	4.22%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $588 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

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

				Due To Changes In (a)
	2014	2013	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$52	$66	$(14)	$(16)	$2
Loans, net (b)	12,191	12,281	(90)	614	(704)
Certificates of deposit in other banks	33	43	(10)	(11)	1
Taxable investment securities held to maturity	1,365	996	369	330	39
Nontaxable investment securities held to maturity (b)	1,658	1,680	(22)	53	(75)
Nontaxable investment securities available for sale (b)	49	95	(46)	(48)	2
Other investment securities	71	41	30	1	29
Total interest income	15,419	15,202	217	923	(706)

Interest paid on:
NOW accounts	32	35	(3)	(4)	1
Money market deposit accounts	246	204	42	29	13
Savings deposits	47	58	(11)	3	(14)
Time deposits	425	586	(161)	(68)	(93)
Other borrowings	605	781	(176)	81	(257)
Total interest expense	1,355	1,664	(309)	41	(350)

Net interest earnings	$14,064	$13,538	$526	$882	$(356)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2014 and 2013 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

				Due To Changes In (a)
	2013	2012	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$66	$60	$6	$6	$0
Loans, net (b)	12,281	11,523	758	1,211	(453)
Certificates of deposit in other banks	43	20	23	27	(4)
Taxable investment securities held to maturity	996	1,151	(155)	130	(285)
Nontaxable investment securities held to maturity (b)	1,680	1,440	240	383	(143)
Nontaxable investment securities available for sale (b)	95	133	(38)	(20)	(18)
Other investment securities	41	33	8	(1)	9
Total interest income	15,202	14,360	842	1,736	(894)

Interest paid on:
NOW accounts	35	24	11	(3)	14
Money market deposit accounts	204	139	65	62	3
Savings deposits	58	57	1	6	(5)
Time deposits	586	891	(305)	(47)	(258)
Other borrowings	781	787	(6)	(444)	438
Total interest expense	1,664	1,898	(234)	(426)	192

Net interest earnings	$13,538	$12,462	$1,076	$2,162	$(1,086)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2013 and 2012 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Securities held to maturity:
State and municipal	$53,059	$48,702	$44,174
Residential mortgage-backed	8,529	10,922	15,690
Total securities held to maturity	$61,588	$59,624	$59,864

Securities available for sale:
U.S. Government Agencies	$45,493	$23,580	$8,944
State and municipal	875	1,440	2,180
Residential mortgage-backed	4,971	8,796	10,414
Corporate notes	2,499	2,470	0
Equity securities	0	175	134
Total securities available for sale	$53,838	$36,461	$21,672

At year-end 2014, the total investment portfolio grew to $115,425,775, an increase of $19,340,968, compared with $96,084,807 at year-end 2013. The increase was mainly due to purchases of $26,826,451 of U.S. Government Agency securities and municipal securities. Partially offsetting these purchases were calls and maturities of $2,300,184 of municipal securities as well as residential mortgage-backed securities principal paydowns of approximately $4,140,000. Additionally, we sold 20,000 shares of FNMA preferred stock and $2,010,118 of residential mortgage-backed securities resulting in net gains of $154,451 and $139,057, respectively.

The following table shows the contractual maturities of debt securities at December 31, 2014, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Mortgage-backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancing and other early payoffs.

	MATURITY
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt Securities:
U.S. Government Agencies	$0	0%	$17,311	1.23%	$26,540	2.73%	$1,642	3.03%
State and municipal	3,161	3.76%	27,712	2.61%	5,311	3.58%	4,450	4.45%
Residential mortgage-backed	0	0%	1,233	3.77%	18,611	4.75%	6,956	2.51%
Corporate Notes	0	0%	499	1.23%	2,000	1.26%	0	0%

Total	$3,161	3.76%	$46,755	2.12%	$52,462	3.47%	$13,048	3.24%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2014 and 2013, securities carried at approximately $64,233,906 and $50,537,648, respectively, were pledged to secure public and trust deposits as required by law. At year-end 2014, approximately $20,700,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2014 and 2013, no securities were pledged to secure our Federal Home Loan Bank advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Commercial, financial and agricultural	$47,861	$43,675	$40,507	$36,678	$27,852
Real estate:
Construction loans	12,257	15,859	16,989	13,224	16,900
Commercial mortgage loans	76,916	78,722	70,059	60,599	47,649
Residential loans	69,305	64,383	62,433	59,178	51,610
Agricultural loans	14,996	12,606	10,169	6,283	8,428
Consumer & other	3,091	3,469	4,010	5,370	5,320
Total loans	224,426	218,714	204,167	181,332	157,759
Less:
Unearned interest and discount	26	26	30	30	26
Allowance for loan losses	3,114	3,078	2,845	3,100	2,755
Net loans	$221,286	$215,610	$201,292	$178,202	$154,978

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2014.

Commercial, Financial, Agricultural and Construction
(Dollars in thousands)
Distribution of loans which are due:
In one year or less	$8,970
After one year but within five years	45,252
After five years	5,896
Total	$60,118

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2014.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
(Dollars in thousands)
Commercial, financial,
agricultural and construction	$ 46,652	$ 4,496	$ 51,148

The following table presents information concerning outstanding balances of nonaccrual, past-due, and restructured loans as well as foreclosed assets for the indicated years. Respectively, they are defined as: (a) loans accounted for on a nonaccrual basis (“nonaccruals”); (b) loans which are contractually past due 90 days or more as to interest or principal payments and still accruing (“past-dues”); and (c) loans past due 30 days or more for which the terms have been modified to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (“troubled debt restructured”). The Corporation’s nonaccrual policy is located in Footnote 3.

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Total	Foreclosed Assets

December 31, 2014	$786	$0	$215	$1,001	$274
December 31, 2013	$913	$0	$256	$1,169	$406
December 31, 2012	$25	$0	$199	$224	$1,690
December 31, 2011	$1,153	$0	$0	$1,153	$2,358
December 31, 2010	$186	$0	$34	$220	$3,288

In 2014, nonaccrual loans decreased due to less loans becoming past due. Items in foreclosed assets include two commercial properties valued at $177,188 and four residential properties totaling $96,465.

The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Watch, Other Assets Especially Mentioned (OAEM), Substandard or Doubtful are listed on the Bank’s “watchlist.” Management monitors these loans closely and reviews their performance on a regular basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are fully charged off. In addition, the Bank maintains a listing of “classified loans,” of which some loans may be potential problem loans, consisting of Substandard and Doubtful loans which totaled $5.3 million at December 31, 2014. Potential problem loans are loans other than nonaccruals, past-dues and troubled debt restructured loans which management has doubt as to the borrower’s ability to comply with the present loan repayment terms.

Management closely monitors the watchlist for signs of deterioration to mitigate the growth in nonaccrual loans.

At December 31, 2014, watchlist loans, inclusive of the “classified loans”, totaled $12.7 million, of which $8.6 million are not considered impaired. See Footnote 3, Loans and Allowance for Loan Losses, elsewhere in this report for further discussion on classification of potential problem loans.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Average loans outstanding	$223,295	$215,040	$193,532	$173,341	$160,356

Amount of allowance for loan losses at beginning of period	$3,078	$2,845	$3,100	$2,755	$2,533

Amount of loans charged off during period:
Commercial, financial and agricultural	37	18	286	236	92
Real estate:
Construction	121	0	249	0	30
Commercial	0	161	9	445	416
Residential	158	46	241	113	52
Agricultural	0	0	0	0	0
Consumer & other	26	9	12	13	92

Total loans charged off	342	234	797	807	682

Amount of recoveries during period:
Commercial, financial and agricultural	12	23	60	63	263
Real estate:
Construction	0	0	0	0	0
Commercial	0	5	11	74	0
Residential	30	13	19	21	0
Agricultural	0	0	0	0	0
Consumer & other	6	6	7	11	41

Total loans recovered	48	47	97	169	304

Net loans charged off during period	294	187	700	638	378
Additions to allowance for loan losses charged to operating expense during period	330	420	445	983	600

Amount of allowance for loan losses at end of period	$3,114	$3,078	$2,845	$3,100	$2,755

Ratio of net charge-offs during period to average loans outstanding for the period	.13%	.09%	.36%	.37%	.24%

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

	December 31, 2014		December 31, 2013		December 31, 2012
Category	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$300	21.3%	$298	20.0%	$310	19.8%
Real estate:
Construction	1,043	5.4%	1,032	7.3%	1,032	8.3%
Commercial	1,192	34.3%	1,192	36.0%	1,047	34.3%
Residential	313	30.9%	301	29.3%	285	30.6%
Agricultural	86	6.7%	77	5.8%	0	5.0%
Consumer & other	180	1.4%	178	1.6%	171	2.0%

Total	$3,114	100.0%	$3,078	100.0%	$2,845	100.0%

	December 31, 2011		December 31, 2010
Category	Allocation	% of Total Loans	Allocation	% of Total Loans

Commercial, financial and agricultural	$392	20.2%	$134	17.7%
Real estate:
Construction	1,123	7.3%	1,396	10.7%
Commercial	1,047	33.4%	686	30.2%
Residential	365	32.6%	302	32.7%
Agricultural	0	3.5%	0	5.3%
Consumer & other	173	3.0%	237	3.4%

Total	$3,100	100.0%	$2,755	100.0%

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Noninterest-bearing demand deposits	$88,882	$77,786	$64,419

NOW accounts	17,212	19,230	21,500
Money market deposit accounts	104,970	92,325	64,199
Savings	29,638	28,359	25,516
Time deposits	77,565	88,670	93,846

Total interest-bearing	229,385	228,584	205,061

Total average deposits	$318,267	$306,370	$269,480

The maturity of certificates of deposit of $100,000 or more as of December 31, 2014, are presented below.

(Dollars in thousands)

3 months or less	$5,929
Over 3 months through 6 months	6,858
Over 6 months through 12 months	13,919
Over 12 months	4,661

Total outstanding certificates of deposit of $100,000 or more	$31,367

Return on Equity and Assets

Certain financial ratios are presented below.

	Year Ended December 31,
	2014	2013	2012

Return on average assets	0.76%	0.76%	0.60%

Return on average equity	8.74%	9.02%	6.62%

Dividend payout (dividends paid divided by net income)	28.08%	18.38%	21.02%

Average equity to average assets	8.70%	8.41%	8.99%

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

The Corporation’s construction and land development loan portfolio was $12.3 million at December 31, 2014, comprising 5.4% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Recent changes in the federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

Recent performance may not be indicative of future performance.

Various factors, such as economic conditions, regulatory and legislative considerations, competition and the ability to find and retain talented people, may impede the Corporation’s ability to remain profitable.

A deterioration in asset quality could have an adverse impact on the Corporation.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank’s loan portfolio, over 77% of which is secured by real estate, could affect the ability of customers to repay their loans. The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity.

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

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation’s operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2014, the Corporation recorded an allowance for possible loan losses of $3.11 million, compared with $3.08 million for the year ended December 31, 2013. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

The Corporation’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including DeWitt Drew, President and CEO; John J. Cole, Jr., Executive Vice President and COO; Jeffery E. Hanson, Executive Vice President and CBO; George R. Kirkland, Executive Vice President & CFO; Danny E. Singley, Executive Vice President and CCO; and Charles R. Lemons, President and CEO of Empire, could have a material adverse effect on the Corporation’s business, financial condition, and results of operations or liquidity.

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

In July 2013, the Federal Reserve issued final rules to implement Basel III and certain changes required by the Dodd-Frank Act that substantially change the regulatory risk-based capital rules applicable to banking organizations. The final rules include new minimum risk-based capital and leverage ratios, which will be phased in beginning January 1, 2015, and modify the capital and asset definitions for purposes of calculating those ratios. Among other things, as of January 1, 2015, the final rules establish a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1 capital to risk-weighted assets requirement of 6.0% and Total capital to risk-weighted assets of 8.0%. In addition, the final rules provide, to be considered “well-capitalized”, a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1 capital to risk-weighted assets requirement of 8.0% that will be phased in and fully effective as of January 1, 2015. Moreover, the final rules limit a banking organization’s capital distributions and certain discretionary bonus payments if such banking organization does not hold a “capital conservation buffer” consisting of a 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to meet the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

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

Name	Address	Square Feet

Main Office	201 First Street, SE, Moultrie, GA 31768	22,000
Old Operations Center (vacant)	11 Second Avenue, SW, Moultrie, GA 31768	5,000
SGB Wealth Strategies Office	25 Second Avenue, SW, Moultrie, GA 31768	11,000
Administrative Services	205 Second Street, SE, Moultrie, GA 31768	15,000
Southwest Georgia Ins. Services	501 South Main Street, Moultrie, GA 31768	5,600
Baker County Branch	168 Georgia Highway 91, Newton, GA 39870	4,400
Pavo Branch (vacant)	1102 West Harris Street, Pavo, GA 31778	3,900
Sylvester Branch	300 North Main Street, Sylvester, GA 31791	12,000
Empire Financial Services	121 Executive Parkway, Milledgeville, GA 31061	2,700
North Valdosta Banking Center	3500 North Valdosta Road, Valdosta, GA 31602	5,800
Valdosta Commercial Banking Center	3520 North Valdosta Road, Valdosta, GA 31602	10,700
Baytree Banking Center	1404 Baytree Road, Valdosta, GA 31602	3,100

All of the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank’s main office premises and one in each of the Baker County, Sylvester, North Valdosta and Baytree branch offices. These automated teller machines are linked to the STAR network of automated teller machines. The mortgage servicing personnel are now located in the North Valdosta Banking Center in Valdosta, Georgia. The new commercial banking center in Valdosta, Georgia, was completed and opened in August of 2014.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation, the Bank and Empire are defendants in various legal proceedings. Additionally, in the ordinary course of business, the Corporation, the Bank and Empire are subject to regulatory examinations and investigations. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2014.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Corporation’s common stock trades on the NYSE MKT LLC under the symbol “SGB”. The closing price on December 31, 2014, was $14.38. Below is a schedule of the high and low stock prices for each quarter of 2014 and 2013.

2014
For the Quarter	Fourth	Third	Second	First

High	$18.25	$15.49	$15.48	$16.60

Low	$12.81	$13.04	$13.20	$10.51

2013
For the Quarter	Fourth	Third	Second	First

High	$11.67	$10.96	$11.46	$11.93

Low	$9.30	$9.40	$9.25	$9.04

As of December 31, 2014, there were 436 record holders of the Corporation’s common stock. Also, there were approximately 450 additional stockholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation’s common stock were $0.32 per share in 2014 and $0.20 per share in 2013. Our dividend policy objective is to pay out a portion of earnings in dividends to our stockholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation’s Board of Directors after consideration of various factors, which include the Corporation’s financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount of dividends that can be paid without regulatory approval. See Part I, Item 1, “Business – Payment of Dividends.” The Corporation and its predecessors have paid cash dividends for the past eighty-six consecutive years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2014, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan, the Director’s and Executive Officers Stock Purchase Plan, and the 2013 Omnibus Incentive Plan. No additional option shares can be granted under the Key Individual Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders(1)	2,500	$21.21	213,079
Equity compensation plans not approved by stockholders(2)	0	0.00	0
Total	2,500	$21.21	213,079

(1) The Key Individual Stock Option Plan, the Directors and Executive Officers Stock Purchase Plan, and the 2013 Omnibus Incentive Plan.

(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three years.

Performance Graph

The following graph compares the cumulative total stockholder return of the Corporation’s common stock with SNL’s Southeast Bank Index, SNL Bank $250M-$500M Index, the S&P 500 Index and the NASDAQ Composite Index. SNL’s Southeast Bank Index is a compilation of the total return to stockholders over the past five years of a group of 89 banks located in the southeastern states of Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The SNL Bank $250M-$500M Index is a compilation of the total return to stockholders over the past five years of a group of 15 banks in the United States with assets between $250 million and $500 million. The comparison assumes $100 was invested January 1, 2010, and that all semi-annual and quarterly dividends were reinvested each period. The comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2009.

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Corporation’s Common Stock.

	Period Ending
Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Southwest Georgia Financial Corporation	100.00	122.26	95.55	112.13	135.74	172.52
SNL Bank $250M-$500M Index	100.00	111.89	105.11	130.47	177.16	202.16
SNL Southeast Bank Index	100.00	97.10	56.81	94.37	127.88	144.03
S&P 500 Index	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Composite Index	100.00	118.15	117.22	138.02	193.47	222.16

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For further information about the Corporation, see selected statistical information on pages 15 - 32 of this Annual Report on Form 10-K.

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, retail brokerage and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, and Baker, Lowndes, and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have five full service banking facilities and six automated teller machines.

Our strategy is to:

•         maintain the diversity of our revenue, including both interest and noninterest income through a broad base of business;

•         strengthen our sales and marketing efforts while developing our employees to provide the best possible service to our customers;

•         expand our market share where opportunity exists; and

•         grow outside of our current geographic market either through de-novo branching or acquisitions into areas proximate to our current market area.

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically in Valdosta, Georgia, with a full-service banking center that opened in June 2010 and a mortgage origination office that opened in January 2011 and, in 2014, relocated to the banking center. Continuing our expansion in the Valdosta market, we opened our second banking center in March 2012. A new commercial banking center in Valdosta, Georgia, was completed and opened in August of 2014.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks, and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through December 2014. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In 2014, noninterest income, at 25.3% of the Corporation’s total revenue, declined mainly in revenue from Empire when compared with 26.0% in 2013.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve positive results in 2014. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

At the end of 2014, the Corporation’s nonperforming assets decreased to $1.060 million from $1.363 million at December 31, 2013, due to decreases of $132 thousand in foreclosed assets, $127 thousand in nonaccrual loans, and $44 thousand in government sponsored entity preferred stock when compared to the end of 2013.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of December 31, 2014, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

For the year ended December 31, 2014, net income was $2.90 million, up $131 thousand from net income of $2.77 million for 2013. The improvement in net income was primarily due to a $635 thousand increase in net interest income after provision for loan losses. Interest income on total investment securities increased $335 thousand due to greater investment volume while interest expense declined $308 thousand due to lower rates paid on deposits and lower interest paid on borrowings. Also, positively impacting our net income was a $90 thousand decrease in the provision for loan losses compared to 2013. Partially offsetting these improvements in net earnings was declining income from mortgage banking services of $295 thousand. On a per share basis, we had a net income of $1.14 per diluted share for 2014 compared with a net income of $1.09 per diluted share for 2013.

For the year ended December 31, 2013, net income was $2.77 million, up $833 thousand from net income of $1.94 million for 2012. The improvement in net income was primarily due to a $1.0 million increase in net interest income after provision for loan losses as interest income and fees on loans increased $764 thousand due to greater loan volume while interest expense declined $236 thousand due to lower rates paid on deposit. Also impacting our net income was a decrease in salaries and employee benefits due primarily to reduced contributions to the pension plan of $648 thousand and a decrease in the provision for foreclosed asset losses of $320 thousand. Partially offsetting these net earnings improvements was a decrease in noninterest income of $434 thousand which was a result of declining income from mortgage banking services of $736 thousand. On a per share basis, we had a net income of $1.09 per diluted share for 2013 compared with a net income of $0.76 per diluted share for 2012.

We measure our performance on selected key ratios, which are provided in the following table:

	2014	2013	2012
Return on average total assets	0.76%	0.76%	0.60%
Return on average stockholders’ equity	8.74%	9.02%	6.62%
Average stockholders’ equity to average total assets	8.70%	8.41%	8.99%
Net interest margin (tax equivalent)	3.99%	4.02%	4.22%

Net Interest Income

Net interest income after provision for loan losses increased $635 thousand, or 5.1%, to $13.03 million for 2014 when compared with 2013. While total interest income increased $237 thousand, total interest expense decreased $308 thousand. The Corporation recognized a $330 thousand provision for loan losses in 2014, a $90 thousand decrease compared with $420 thousand in 2013. Interest income on investment securities increased $335 thousand mainly due to an increase in average investments volume of $14.0 million as well as an increase in overall yield compared with 2013. Also contributing to the increase in net interest income, interest paid on total borrowings declined by $175 thousand when compared with the prior year, and, as a result of the current interest rate environment, interest paid on deposits declined by $132 thousand to $750 thousand at the end of 2014. The average rate paid on average time deposits of $77.6 million decreased 11 basis points when compared with 2013. Partially offsetting these improvements, interest income and fees from loans decreased $84 thousand due to lower yields and fees on loans when compared with 2013.

For the year 2013, net interest income after provision for loan losses increased $1.00 million, or 8.8%, to $12.39 million when compared with 2012. While total interest income increased $741 thousand, total interest expense decreased $236 thousand. The Corporation recognized a $420 thousand provision for loan losses in 2013, a $25 thousand decrease compared with $445 thousand in 2012. Interest and fees on loans increased $764 thousand mainly due to an increase in average net loan volume of $21.5 million. Partially offsetting this increase, interest income from investment securities decreased $29 thousand due to lower yields on investments when compared with 2012. As a result of the current interest rate environment, interest paid on deposits declined by $229 thousand to $882 thousand at the end of 2013. The average rate paid on average time deposits of $88.7 million decreased 29 basis points when compared with 2012. Also, interest on total borrowings slightly declined by $6 thousand when compared with 2012.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin decreased 3 basis points to 3.99% for 2014 when compared with 2013. The decrease in net interest margin was mainly impacted by lower loan yields partially offset by increased investment yields and a decrease in rates paid on interest-bearing liabilities. Net interest margin was 4.02% for 2013, a 20 basis point decrease from 4.22% in 2012.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

	2014		2013		2012
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$1,275	(0.2)%	$1,278	2.9%	$1,242	(8.7)%
Income from trust services	241	5.7	228	11.0	205	(4.2)
Income from retail brokerage services	376	11.2	338	(11.4)	382	17.9
Income from insurance services	1,324	(0.3)	1,328	3.8	1,280	0.6
Income from mortgage banking services	645	(31.4)	940	(44.0)	1,676	13.5
Provision for foreclosed asset losses	0	0.0	0	(100.0)	(320)	6.7
Gain (loss) on the sale or disposition of assets	89	230.9	(68)	(384.0)	24	(115.0)
Gain on the sale of securities	293	(6.1)	312	(7.7)	338	(11.4)
Other income	743	1.1	735	5.3	698	15.8

Total noninterest income	$4,986	(2.1)%	$5,091	(7.9)%	$5,525	7.1%

For 2014, noninterest income was $4.99 million, down from $5.09 million in the same period of 2013. The decrease was primarily attributed to a $295 thousand decrease in income from mortgage banking services. Also, net gains on the sale of securities were less than the prior year by $19 thousand. Insurance service income and service charges on deposit accounts declined slightly when compared with last year. These decreases were partially offset by an $89 thousand gain on the disposition of assets in 2014 compared with a $68 thousand loss in 2013. Also, income from retail brokerage and trust services increased $38 thousand and $13 thousand, respectively, when compared with 2013.

For 2013, noninterest income was $5.09 million, down from $5.52 million in the same period of 2012. The decrease was primarily attributed to a $736 thousand decrease in income from mortgage banking services. Also, net gains on the sale of securities and on the disposition of assets were less than 2012 by $118 thousand and brokerage service income declined by $44 thousand. This decrease was partially offset by the reduction in the provision for foreclosed asset losses of $ 320 thousand. Also, income from insurance services, service charges on deposit accounts and trust services increased $48 thousand, $36 thousand and $23 thousand, respectively, when compared with 2012.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

	2014		2013		2012
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$8,359	(1.1)%	$8,455	(3.0)%	$8,717	13.0%
Occupancy expense	1,061	3.5	1,025	1.9	1,006	5.6
Equipment expense	896	(0.7)	902	(4.0)	940	15.8
Data processing expense	1,130	3.0	1,097	1.4	1,082	4.1
Amortization of intangible assets	45	(79.2)	216	(1.7)	220	0.5
Other operating expenses	2,879	8.6	2,651	0.8	2,631	1.3

Total noninterest expense	$14,370	0.2%	$14,346	(1.7)%	$14,596	9.4%

Noninterest expense increased $24 thousand to $14.37 million in 2014 compared with the same period in 2013. Other operating expense increased $228 thousand due primarily to an increase in professional fees and charge-offs related to debit card fraud. Occupancy and data processing expense also increased $36 thousand and $33 thousand, respectively, compared with 2013. These increases were partially offset by a $171 thousand reduction in amortization of intangible assets due to the core deposit premiums completely amortizing in 2013. Salaries and employee benefits decreased $96 thousand to $8.36 million when compared with 2013. Equipment expense also decreased $6 thousand compared with the same period last year.

For 2013, noninterest expense decreased $250 thousand to $14.35 million in 2013 compared with the same period in 2012. The change was mainly due to a $262 thousand decrease in salary and employee benefits due primarily to a decrease in the contribution to the pension plan of $648 thousand. This decrease was partially offset by a $310 thousand increase in other employee benefit plan contributions. Equipment expense decreased $38 thousand when compared with 2012. Partially offsetting these expense decreases were increases in occupancy, data processing expense and other operating expenses of $19 thousand, $15 thousand and $20 thousand, respectively. These expenses increase were related to the continual expansion in the Valdosta market and enhancing the information technology infrastructure.

The efficiency ratio, (noninterest expense divided by total noninterest income plus tax equivalent net interest income), a measure of productivity, decreased to 75.4% for 2014 when compared with 77.0% and 81.1% for the years 2013 and 2012, respectively. The improvement in the efficiency ratio for 2014 resulted from growth in net interest income while noninterest expense remained relatively flat when compared with 2013. Higher efficiency ratios in prior years were primarily related to overhead in the Corporation’s non-banking segments: commercial mortgage banking services, insurance agency and trust and brokerage operations.

Federal Income Tax Expense

The Corporation had an expense of $740 thousand for federal income taxes in 2014 compared with an expense of $365 thousand in 2013 and $381 thousand for the year ending December 31, 2012. These amounts resulted in an effective tax rate of 20.3%, 11.6%, and 16.5%, for 2014, 2013, and 2012, respectively. See Note 10 of the Corporation’s Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

Total average assets increased $16.3 million to $382.1 million in 2014 compared with 2013. The increase in total average assets is primarily attributable to an increase in average investment securities of $15.0 million and a higher level of average total loans of $8.3 million. The Corporation’s earning assets, which include loans, investment securities, certificates of deposit with other banks and interest-bearing deposits with banks, averaged $352.4 million in 2014, a 5% increase from $336.4 million in 2013. The average volume for total deposits increased $11.9 million mostly due to an increase in non-interest bearing deposits of $11.1 million compared with the prior year. For 2014, average earning assets were comprised of 62% loans, 31% investment securities, and 7% deposit balances with banks. The ratio of average earning assets to average total assets increased to 92.2% for 2014 compared with 92.0% for 2013.

Loans

Loans are one of the Corporation’s largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2014, average net loans represented 62% of average earning assets and 58% of average total assets.

The composition of the Corporation’s loan portfolio at December 31, 2014, 2013, and 2012 was as follows:

	2014		2013		2012
	(Dollars in thousands)
Category	Amount	% Change	Amount	% Change	Amount	% Change

Commercial, financial, and agricultural	$47,861	9.6%	$43,675	7.8%	$40,507	10.4%
Real estate:
Construction	12,257	(22.7)	15,859	(6.7)	16,989	28.5
Commercial	76,916	(2.3)	78,722	12.4	70,059	15.6
Residential	69,304	7.6	64,383	3.1	62,433	5.5
Agricultural	14,996	19.0	12,606	24.0	10,169	61.9
Consumer & other	3,091	(10.9)	3,469	(13.5)	4,010	(25.3)
Total loans	$224,426	2.6	$218,714	7.1	$204,167	12.6
Unearned interest and discount	(26)	0.0	(26)	13.3	(30)	0.0
Allowance for loan losses	(3,114)	(1.2)	(3,078)	(8.2)	(2,845)	8.2
Net loans	$221,286	2.6%	$215,610	7.1%	$201,292	13.0%

Total year-end balances of loans increased $5.7 million while average total loans increased $8.3 million in 2014 compared with 2013. Residential and agricultural real estate loan categories as well as commercial, financial and agricultural loans experienced growth in 2014. The ratio of total loans to total deposits at year end increased to 72.4% in 2014 compared with 70.5% in 2013. The loan portfolio mix at year-end 2014 consisted of 5.4% loans secured by construction real estate, 34.3% loans secured by commercial real estate, 30.9% of loans secured by residential real estate, and 6.7% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 21.3% and installment loans to individuals for consumer purposes of 1.4%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation’s loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2014.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on non-accruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $3.114 million, or 1.4% of total loans outstanding, as of December 31, 2014. This level represented a $37 thousand increase from the corresponding 2013 year-end amount, which was also 1.4% of total loans outstanding.

There was a provision for loan losses of $330 thousand in 2014 compared with a provision for loan losses of $420 thousand in 2013. See Part I, Item 1, “Table 4 – Loan Portfolio” of the Guide 3 for details of the changes in the allowance for loan losses.

Investment Securities

The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income for excess liquidity that is not needed for loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment. The Corporation’s investment securities represent 31% of our assets and 47% of the portfolio includes largely state, county and municipal securities. Also, the portfolio includes 39% of U.S. Government Agency securities, 12% of U.S. Government sponsored pass-thru residential mortgage-backed securities, and 2% of corporate notes.

The following table summarizes the contractual maturity of investment securities at their carrying values as of December 31, 2014:

Amounts Maturing In: (Dollars in thousands)	Securities Available for Sale	Securities Held to Maturity	Total

One year or less	$0	$3,161	$3,161
After one through five years	18,261	28,494	46,755
After five through ten years	30,216	22,246	52,462
After ten years	5,361	7,687	13,048
Total investment securities	$53,838	$61,588	$115,426

At year-end 2014, the total investment portfolio grew to $115.4 million, an increase of $19.3 million, compared with $96.1 million at year-end 2013. The increase was mainly due to purchases of $26.8 million of U.S. Government Agency securities and municipal securities. Partially offsetting these purchases were calls and maturities of $2.3 million of municipal securities as well as residential mortgage-backed securities principal paydowns of approximately $4.1 million. Additionally, we sold 20 thousand shares of FNMA Preferred Stock and $2.0 million of residential mortgage-backed securities resulting in net gains of $154 thousand and $139 thousand, respectively. The average investment portfolio increased $15.0 million to $107.5 million in 2014 from $92.5 million in 2013.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, other-than-temporarily impaired preferred stock, and property acquired by foreclosure. The level of nonperforming assets decreased $303 thousand at year-end 2014 compared with year-end 2013 due to decreases of $132 thousand in foreclosed assets, $127 thousand in nonaccrual loans, and $44 thousand in government sponsored entity preferred stock. Nonperforming assets were approximately $1.060 million, or 0.28% of total assets as of December 31, 2014, compared with $1.363 million or 0.36% of total assets at year-end 2013.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2014, average deposits increased from $306.4 million in 2013 to $318.3 million. This average deposit growth occurred primarily in noninterest bearing deposits and money market deposits. As of December 31, 2014, the Corporation’s balance of certificates of deposit of $100,000 or more decreased to $31.4 million from $37.0 million at the end of 2013.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2014, the Corporation borrowed $10 million in principal reducing credit advances, repaid $10 million of the fixed-rate advances, and made an annual installment payment of $1.8 million on a principal reducing credit advance from the Federal Home Loan Bank. During 2015, we expect to make two annual installment payments totaling $5.1 million on principal reducing credit advances. Total long-term advances with the Federal Home Loan Bank were $22.1 million at December 31, 2014. Two of these advances totaling $10 million have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Corporation intends to pay off these advances at the conversion dates. Details on the Federal Home Loan Bank advances are presented in Notes 7 and 8 to the financial statements.

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

The Corporation’s Holding Company is a separate entity from the Bank and provides for its own liquidity. The Holding Company is responsible for the payment of dividends declared for stockholders, and interest and principal on its outstanding debt. Substantially, all of the Holding Company’s liquidity is obtained from dividends from the Bank.

The Consolidated Statement of Cash Flows details the Corporation’s cash flows from operating, investing, and financing activities. During 2014, operating activities provided cash flows of $4.4 million, while investing and financing activities used $27.2 million resulting in a decrease in cash and cash equivalents balances of $22.8 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Bank’s deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 89.9% of total deposits on December 31, 2014, compared with 88.1% in 2013.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss. The Bank had $3.2 million of investment securities maturing within one year or less on December 31, 2014, which represented 2.7% of the investment debt securities portfolio. Also, the Bank has $16.7 million of U.S. Government Agency securities callable at the option of the issuer within one year and approximately $3.5 million of expected annual cash flow in principal reductions from payments of mortgage-backed securities. None of our callable securities were called in 2014 and $3.5 million were called in 2013 due to the interest rate environment. We have reinvested these proceeds from called investment securities in new loans and new investment securities. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations.

Contractual Obligations

The chart below shows the Corporation’s contractual obligations and its scheduled future cash payments under those obligations as of December 31, 2014.

The majority of the Corporation’s outstanding contractual obligations are long-term debt. The remaining contractual obligations are comprised of purchase obligations for data processing services. During 2014, the mortgage servicing office personnel were moved to the North Valdosta branch facility and the rental agreement expired for the old location. We have no capital lease obligations.

	Payments Due by Period
Contractual Obligations (Dollars in thousands)	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$22,067	$0	$22,067	$0	$0
Operating leases	9	6	3	0	0
Total contractual obligations	$22,076	$6	$22,070	$0	$0

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

Financial instruments whose contract amounts represent credit risk (Dollars in thousands):	2014	2013
Commitments to extend credit	$17,134	$13,254
Standby letters of credit	$975	$50

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 8.70% in 2014 and 8.41% in 2013. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. Overall, these guidelines define the components of capital, require higher levels of capital for higher risk assets and lower levels of capital for lower risk assets, and include certain off-balance sheet items in the calculation of capital requirements. The risk-based capital regulations require banks to maintain an 8% Total risk-based ratio, of which 4% must consist primarily of tangible common stockholders’ equity (Tier I Capital) or its equivalent. Also, the regulations require a financial institution to maintain a 4% leverage ratio. At year-end 2014, we were well in excess of the minimum requirements under the guidelines with a Total risk-based capital ratio of 15.70%, a Tier I risk-based capital ratio of 14.45%, and a leverage ratio of 9.14%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios for year-end 2014 and 2013 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

	Southwest Georgia Financial Corporation		Southwest Georgia Bank
Risk Based Capital Ratios	Dec. 31, 2014	Dec. 31, 2013	Dec. 31, 2014	Dec. 31, 2013	Minimum Regulatory Guidelines	Minimum For Well Capitalized

Tier I capital	14.45%	14.17%	13.93%	13.68%	4.00%	6.00%
Total risk-based capital	15.70%	15.44%	15.18%	14.95%	8.00%	10.00%
Leverage	9.14%	8.73%	8.81%	8.42%	4.00%	5.00%

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2014. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with GAAP and include, as necessary, best estimates and judgments by management.

/s/ DeWitt Drew	/s/ George R. Kirkland
DeWitt Drew	George R. Kirkland
President and	Executive Vice President and
Chief Executive Officer	Chief Financial Officer

March 31, 2015

TJS Deemer Dana LLP

tjsdd.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Southwest Georgia Financial Corporation

We have audited the accompanying consolidated balance sheets of Southwest Georgia Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Georgia Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

TJS Deemer Dana LLP

Dublin, Georgia
March 25, 2015

1004 Hillcrest Parkway
Dublin, GA 31021
PHONE: 478.272.2030
FAX: 478.272.3318

2905 Premiere Parkway
Suite 100
Duluth, GA 30097
PHONE: 770.498.1400
FAX: 770.498.1419

118 Park of Commerce Drive
Suite 200
Savannah, GA 31405
PHONE: 912.238.1001
FAX: 912.238.1701

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
ASSETS

Cash and due from banks	$6,782,566	$7,074,010
Interest-bearing deposits in other banks	5,776,131	28,296,150
Cash and cash equivalents	12,558,697	35,370,160

Certificates of deposit in other banks	1,470,000	3,430,000
Investment securities available for sale, at fair value	53,837,956	36,460,768
Investment securities to be held to maturity (fair value approximates $62,841,404 and $60,019,146)	61,587,819	59,624,039
Federal Home Loan Bank stock, at cost	1,560,000	1,721,000
Loans, net of allowance for loan losses of $3,114,151 and $3,077,561	221,285,666	215,610,347
Premises and equipment, net	11,756,267	10,335,878
Foreclosed assets, net	273,653	405,508
Intangible assets	66,406	111,338
Bank owned life insurance	5,104,173	4,980,390
Other assets	4,779,573	5,845,785

Total assets	$374,280,210	$373,895,213

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
NOW accounts	$22,889,731	$23,088,159
Money market	99,918,017	89,933,636
Savings	28,156,220	28,791,929
Certificates of deposit $100,000 and over	31,366,996	36,956,313
Other time accounts	46,299,767	49,835,865

Total interest-bearing deposits	228,630,731	228,605,902
Noninterest-bearing deposits	81,342,861	81,828,637

Total deposits	309,973,592	310,434,539

Short-term borrowed funds	5,133,333	11,800,000
Long-term debt	22,066,667	17,200,000
Other liabilities	2,771,236	3,040,683

Total liabilities	339,944,828	342,475,222

Stockholders’ equity:
Common stock – $1 par value, 5,000,000 shares authorized, 4,293,835 shares issued	4,293,835	4,293,835
Additional paid-in capital	31,701,533	31,701,533
Retained earnings	25,014,980	22,926,458
Accumulated other comprehensive loss	(561,171)	(1,388,040)
Treasury stock, at cost 1,745,998 shares for 2014 and 2013	(26,113,795)	(26,113,795)

Total stockholders’ equity	34,335,382	31,419,991

Total liabilities and stockholders’ equity	$374,280,210	$373,895,213

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Interest income:
Interest and fees on loans	$12,135,221	$12,219,130	$11,455,071
Interest on debt securities: Taxable	1,366,591	998,238	1,151,447
Interest on debt securities: Tax-exempt	1,055,727	1,110,237	1,015,261
Dividends	69,343	38,645	32,807
Interest on deposits in other banks	51,995	65,910	60,037
Interest on certificates of deposit in other banks	33,327	42,703	19,578
Total interest income	14,712,204	14,474,863	13,734,201

Interest expense:
Deposits	749,854	882,085	1,111,430
Federal funds purchased	258	15	4
Other short-term borrowings	169,661	295,034	53,765
Long-term debt	435,686	485,823	733,339
Total interest expense	1,355,459	1,662,957	1,898,538

Net interest income	13,356,745	12,811,906	11,835,663

Provision for loan losses	330,000	420,000	445,000
Net interest income after provision
for loan losses	13,026,745	12,391,906	11,390,663

Noninterest income:
Service charges on deposit accounts	1,274,726	1,278,221	1,241,756
Income from trust services	241,131	227,622	205,047
Income from brokerage services	375,699	338,323	381,916
Income from insurance services	1,324,183	1,328,532	1,280,474
Income from mortgage banking services	645,241	939,874	1,675,936
Provision for foreclosed asset losses	0	0	(320,000)
Net gain (loss) on sale or disposition of assets	88,631	(68,088)	23,972
Net gain on sale of securities	293,508	311,800	337,804
Other income	743,319	734,887	697,929
Total noninterest income	4,986,438	5,091,171	5,524,834

Noninterest expense:
Salaries and employee benefits	8,359,019	8,455,375	8,717,337
Occupancy expense	1,060,822	1,025,293	1,006,426
Equipment expense	896,416	902,312	939,933
Data processing expense	1,129,617	1,096,790	1,081,840
Amortization of intangible assets	44,931	215,700	219,482
Other operating expenses	2,878,991	2,650,599	2,630,514
Total noninterest expenses	14,369,796	14,346,069	14,595,532

Income before income taxes	3,643,387	3,137,008	2,319,965
Provision for income taxes	739,557	364,664	380,878
Net income	$2,903,830	$2,772,344	$1,939,087

Basic earnings per share:
Net income	$1.14	$1.09	$0.76
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837
Diluted earnings per share:
Net income	$1.14	$1.09	$0.76
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the years ended December 31, 2014, 2013, and 2012

	2014	2013	2012

Net income	$2,903,830	$2,772,344	$1,939,087
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	1,490,640	(967,218)	(394,196)
Reclassification adjustment for gains realized in income	(293,508)	(311,800)	(337,804)
Unrealized gain on pension plan benefits	55,700	191,451	417,892
Federal income tax expense (benefit)	425,963	(369,773)	(106,799)
Other comprehensive income (loss), net of tax	826,869	(717,794)	(207,309)
Total comprehensive income	$3,730,699	$2,054,550	$1,731,778

See accompanying notes to consolidated financial statements.

 SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2014, 2013, and 2012

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at Dec. 31, 2011	$4,293,835	$31,701,533	$19,132,249	$(462,937)	$(26,113,795)	$28,550,885
Net Income	—	—	1,939,087	—	—	1,939,087
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(483,118)	—	(483,118)
Changes in net gain on pension plan benefits	—	—	—	275,809	—	275,809
Cash dividend declared $.16 per share	—	—	(407,655)	—	—	(407,655)
Balance at Dec. 31, 2012	4,293,835	31,701,533	20,663,681	(670,246)	(26,113,795)	29,875,008
Net Income	—	—	2,772,344	—	—	2,772,344
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(844,152)	—	(844,152)
Changes in net gain on pension plan benefits	—	—	—	126,358	—	126,358
Cash dividend declared $.20 per share	—	—	(509,567)	—	—	(509,567)
Balance at Dec. 31, 2013	4,293,835	31,701,533	22,926,458	(1,388,040)	(26,113,795)	31,419,991
Net Income	—	—	2,903,830	—	—	2,903,830
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	790,107	—	790,107
Changes in net gain on pension plan benefits	—	—	—	36,762	—	36,762
Cash dividend declared $.32 per share	—	—	(815,308)	—	—	(815,308)
Balance at Dec. 31, 2014	$4,293,835	$31,701,533	$25,014,980	$(561,171)	$(26,113,795)	$34,335,382

See accompanying notes to consolidated financial statements.

 SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2014, 2013, and 2012

	2014	2013	2012
Cash flows from operating activities:
Net income	$2,903,830	$2,772,344	$1,939,087
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	330,000	420,000	445,000
Provision for foreclosed asset losses	0	0	320,000
Depreciation	890,812	897,849	897,094
Net amortization of investment securities	324,209	361,086	329,655
Income on cash surrender value of bank owned life insurance	(123,784)	(175,835)	(173,128)
Amortization of intangibles	44,931	215,700	219,482
Loss (gain) on sale/writedown of foreclosed assets	(84,898)	142,757	125,481
Net gain on sale of securities	(293,508)	(311,800)	(337,804)
Net gain on disposal of other assets	(3,733)	(28,670)	(149,453)
Change in:
Other assets	640,249	219,807	(756,077)
Other liabilities	(213,747)	(526,058)	364,712
Net cash provided by operating activities	4,414,361	3,987,180	3,224,049

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	3,983,421	9,255,718	12,389,820
Proceeds from calls, paydowns and maturities of securities AFS	2,460,175	4,093,589	7,547,400
Proceeds from Federal Home Loan Bank Stock repurchase	1,115,000	491,500	341,600
Proceeds from sale of securities available for sale	2,208,318	442,600	8,833,839
Proceeds from maturity of certificates of deposit in other banks	1,960,000	735,000	0
Purchase of securities held to maturity	(6,239,587)	(9,341,009)	(20,202,076)
Purchase of securities available for sale	(20,586,864)	(20,328,480)	(9,848,801)
Purchase of Federal Home Loan Bank Stock	(954,000)	(765,000)	(2,600)
Purchase of certificates of deposit in other banks	0	(245,000)	(2,940,000)
Net change in loans	(6,362,332)	(14,944,752)	(24,447,726)
Purchase bank owned life insurance	0	(116,000)	0
Proceeds from bank owned life insurance	0	68,505	0
Purchase of premises and equipment	(2,311,767)	(1,105,919)	(1,309,346)
Proceeds from sales of other assets	578,067	1,398,264	1,500,981
Net cash provided for investing activities	(24,149,569)	(30,360,984)	(28,136,909)

Cash flows from financing activities:
Net change in deposits	(460,947)	18,672,479	42,851,161
Payment of short-term portion of long-term debt	(11,800,000)	(2,000,000)	(2,000,000)
Proceeds from issuance of long-term debt	10,000,000	9,000,000	0
Cash dividends paid	(815,308)	(509,567)	(407,655)
Net cash provided by (for) financing activities	(3,076,255)	25,162,912	40,443,506

Increase (decrease) in cash and cash equivalents	(22,811,463)	(1,210,892)	15,530,646
Cash and cash equivalents - beginning of period	35,370,160	36,581,052	21,050,406
Cash and cash equivalents - end of period	$12,558,697	$35,370,160	$36,581,052

Cash paid during the year for:
Income taxes	$255,000	$510,000	$454,000
Interest paid	$1,414,059	$1,696,525	$1,911,944

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	2014	2013	2012
NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$357,013	$206,518	$912,927
Unrealized gain (loss) on securities AFS	$1,197,132	$(1,279,018)	$(732,000)
Unrealized gain on pension plan benefits	$55,700	$191,451	$417,892
Net reclass between short and long-term debt	$5,133,333	$11,800,000	$2,000,000
Adjustment to director’s deferred compensation liability	$0	$(33,000)	$0

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. The Bank also operates Empire in Milledgeville, Georgia. Our first full-service banking center in Valdosta, Georgia opened in June 2010 and a mortgage origination office was opened in January 2011 in Valdosta, Georgia. Our second banking center in Valdosta opened in March 2012. A new commercial banking center in Valdosta, Georgia was completed and opened in August of 2014.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $556,451 at December 31, 2014.

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

Purchase premiums and discounts are recognized in interest income using the interest method over the terms of the securities. Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other-than-temporarily impaired are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, and (3) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no allowance for foreclosed asset losses at December 31, 2014, due to the final sale of the related foreclosed properties.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of five years.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At December 31, 2014 and 2013, the policies had a value of $5,104,173 and $4,980,390, respectively, and were 14.9% and 15.9%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

The Corporation recognizes penalties related to income tax matters in income tax expense.  The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax period ending December 31, 2012 and subsequent years.

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

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $68 million in non-recourse commercial mortgages at year-end 2014. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC Topic 860, Transfers and Servicing, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2014, 2013, and 2012 were $161,994, $180,505, and $164,518, respectively.

Regulatory Developments

The Corporation and the Bank are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Corporation and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items, as calculated under regulatory accounting practices. The capital amounts and classifications are also subject to qualitative judgments by the federal banking agencies about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and Total risk-based capital ratios. In July 2013, the Board of Governors of the Federal Reserve System published the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of $500 million or more and all and savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities. These rules implement higher minimum capital requirements for banks and certain bank holding companies, include a new common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.

As of December 31, 2014, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

The minimum capital level requirements applicable to the Bank under the Basel III Capital Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a Total risk-based capital ratio of 8% (unchanged from the rules effective for the year ended December 31, 2014); and (iv) a Tier 1 leverage ratio of 4% for all institutions. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments. The Bank became subject to these new minimum capital level requirements as of January 1, 2015.

The Basel III Capital Rules set forth changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based ratios. The new risk weightings are more punitive for assets held by banks that are deemed to be of higher risk. These changes were also effective beginning January 1, 2015.

The Basel III Capital Rules also introduce a “capital conservation buffer,” which is in addition to each capital ratio and is phased-in over a three-year period beginning in January 2016.

As of December 31, 2014, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since December 31, 2014, that management believes has changed the Bank’s status as “well-capitalized.” The capital ratios of the Corporation and Bank are presented in Footnote 15.

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

In January 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This update eliminates the concept of extraordinary items and the related income statement presentation of such items. These amendments are effective for fiscal years beginning after December 15, 2015. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

In November 2014, the FASB issued ASU 2014-17 – Pushdown Accounting - Business Combinations (Topic 805). The ASU provides an acquired entity with an option to elect to apply pushdown accounting. The amendments of this ASU apply to the separate financial statements of an acquired entity and its subsidiaries that are a business activity upon the occurrence of an event in which an acquirer obtains control of the entity. Pushdown accounting refers to the use of the acquirer's basis in the preparation of the acquiree's separate financial statements. The new standard became effective upon issuance on November 18, 2014. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

In November 2014, the FASB issued ASU 2014-16, Derivatives and Hedging (Topic 815) – Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or Equity, which will eliminate diversity in practice associated with the accounting for hybrid financial instruments issued in the form of a share. ASU 2014-16 clarifies that no single term or feature, stated or implied, would necessarily determine the economic characteristics and risks of the host contract in determining whether it is more akin to debt or equity. Although an individual term or feature may weigh more heavily in the evaluation, the final determination must be made based on all economic characteristics and risks of the entire hybrid financial instrument. Once the nature of the host contract is determined, any embedded features considered to be derivatives would be evaluated for bifurcation from the host contract. ASU 2014-16 is effective for annual reporting periods beginning on or after December 15, 2015, and interim periods within those annual periods. The Corporation does not have any hybrid financial instruments and does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

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

In May 2014, the FASB issued ASU 2014-09, – Revenue from Contracts with Customers (Topic 606). The update provides a five-step revenue recognition model for all revenue arising from contracts with customers and affects all entities that enter into contracts to provide goods or services to their customers (unless the contracts are included in the scope of other standards). The guidance requires an entity to recognize the revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. For public entities, the guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and must be applied either retrospectively or using the modified retrospective approach. Early adoption is not permitted. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

In January 2014, the FASB issued ASU 2014-04 – Receivables – Troubled Debt Restructurings by Creditors. ASU 2014-04 clarifies when a creditor should reclassify mortgage loans collateralized by residential real estate from loans to other real estate owned. It defines when an in-substance repossession or foreclosure has occurred and when a creditor is considered to have received physical possession of residential real estate collateralizing a mortgage loan. ASU 2014-04 is effective for fiscal years beginning after December 31, 2014, and early adoption is permitted. It can either be applied prospectively or using a modified retrospective transition method. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

2. INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized costs of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$45,121,060	$758,874	$387,009	$45,492,925
State and municipal securities	880,580	0	5,913	874,667
Residential mortgage-backed securities	4,757,738	215,276	1,370	4,971,644
Corporate notes	2,495,765	4,255	1,300	2,498,720

Total securities AFS	$53,255,143	$978,405	$395,592	$53,837,956

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$24,544,975	$0	$964,741	$23,580,234
State and municipal securities	1,531,693	2,219	93,533	1,440,379
Residential mortgage-backed securities	8,459,377	378,150	42,036	8,795,491
Corporate notes	2,495,294	0	25,779	2,469,515
Total debt securities AFS	37,031,339	380,369	1,126,089	36,285,619
Equity securities	43,749	131,400	0	175,149

Total securities AFS	$37,075,088	$511,769	$1,126,089	$36,460,768

Securities Held to Maturity:

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$53,058,749	$958,434	$87,772	$53,929,411
Residential mortgage-backed securities	8,529,070	382,923	0	8,911,993

Total securities HTM	$61,587,819	$1,341,357	$87,772	$62,841,404

December 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$48,701,733	$491,808	$433,078	$48,760,463
Residential mortgage-backed securities	10,922,306	348,198	11,821	11,258,683

Total securities HTM	$59,624,039	$840,006	$444,899	$60,019,146

At December 31, 2014, securities with a carrying value of $64,233,906 and a market value of $65,166,684 were pledged as collateral for public deposits and other purposes as required by law. Of these amounts, approximately $20,700,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2013, securities with a carrying value of $50,537,648 and a market value of $50,251,358 were pledged as collateral for public deposits and other purposes as required by law. At December 31, 2014 and 2013, we had only 1-4 family mortgage loans pledged to secure Federal Home Loan Bank (“FHLB”) advances. The FHLB requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2014, this stock investment was $1,560,000.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation’s stockholders’ equity at December 31, 2014.

The amortized cost and estimated fair value of securities at December 31, 2014 and 2013, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

December 31, 2014	Amortized Cost	Estimated Fair Value
Available for Sale:
Amounts maturing in:
One year or less	$0	$0
After one through five years	18,453,816	18,260,779
After five through ten years	29,521,793	30,216,568
After ten years	5,279,534	5,360,609

Total securities AFS	$53,255,143	$53,837,956

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Amounts maturing in:
One year or less	$3,160,887	$3,196,256
After one through five years	28,494,335	28,780,760
After five through ten years	22,246,060	23,036,240
After ten years	7,686,537	7,828,148

Total securities HTM	$61,587,819	$62,841,404

December 31, 2013	Amortized Cost	Estimated Fair Value
Available for Sale:
Amounts maturing in:
One year or less	$645,000	$647,219
After one through five years	9,280,253	9,123,091
After five through ten years	20,433,990	19,776,810
After ten years	6,672,096	6,738,499
Total debt securities AFS	$37,031,339	$36,285,619

Equity securities	43,749	175,149

Total securities AFS	$37,075,088	$36,460,768

	Amortized Cost	Estimated Fair Value
Held to Maturity:
Amounts maturing in:
One year or less	$1,485,749	$1,497,169
After one through five years	24,959,551	25,024,462
After five through ten years	22,262,322	22,305,052
After ten years	10,916,417	11,192,463

Total securities HTM	$59,624,039	$60,019,146

For the years ended December 31, 2014, 2013, and 2012, proceeds from sales of securities available for sale amounted to $2,208,318, $442,600, and $8,833,839, respectively. Reported net realized gains amounted to $293,508, $311,800, and $337,804, respectively. The net gain in 2014 was due to the sale of $2,208,318 of small lots of mortgage-backed securities and the remaining government sponsored entity preferred stock. The net gain in 2013 was due to the sale of $442,600 of a government sponsored entity preferred stock. The net gain in 2012 was due to the sale of $8,833,839 of longer-term residential mortgage-backed securities.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2014	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$17,172	$2,630,919	$369,837	$19,667,408
State and municipal securities	0	0	5,913	874,667
Residential mortgage-backed securities	1,300	498,700	0	0
Corporate notes	0	0	1,370	594,923
Total securities available for sale	$18,472	$3,129,619	$377,120	$21,136,998

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$34,956	$9,199,455	$52,816	$4,130,041
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$34,956	$9,199,455	$52,816	$4,130,041

December 31, 2013	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$902,051	$22,642,924	$62,690	$937,310
State and municipal securities	0	0	93,533	793,161
Residential mortgage-backed securities	42,036	690,106	0	0
Corporate notes	25,779	2,469,515	0	0
Total debt securities AFS	969,866	25,802,545	156,223	1,730,471
Other-than-temporarily impaired equity securities	0	0	0	0
Total securities available for sale	$969,866	$25,802,545	$156,223	$1,730,471

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$412,787	$22,496,117	$20,291	$2,359,232
Residential mortgage-backed securities	11,821	1,368,200	0	0
Total securities held to maturity	$424,608	$23,864,317	$20,291	$2,359,232

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

At December 31, 2014, fifty four debt securities had unrealized losses with aggregate depreciation of 1.27% from the Corporation’s amortized cost basis. At December 31, 2013, ninety four debt securities had unrealized losses with aggregate depreciation of 2.84%. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation’s loan portfolio at December 31, 2014 and 2013 was as follows:

	2014	2013

Commercial, financial and agricultural loans	$47,861,368	$43,674,774
Real estate
Construction loans	12,257,185	15,858,863
Commercial mortgage loans	76,915,794	78,722,646
Residential loans	69,304,248	64,382,656
Agricultural loans	14,996,076	12,605,851
Consumer & other loans	3,091,067	3,469,059

Loans outstanding	224,425,738	218,713,849

Unearned interest and discount	(25,921)	(25,941)
Allowance for loan losses	(3,114,151)	(3,077,561)
Net loans	$221,285,666	$215,610,347

The Corporation’s only significant concentration of credit at December 31, 2014, occurred in real estate loans which totaled approximately $173 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

At December 31, 2014, $34,813,653 1-4 family mortgage loans were pledged to FHLB to secure outstanding advances.

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

Loans placed on nonaccrual status amounted to $785,572 and $912,785 at December 31, 2014 and 2013, respectively. There were no past due loans over ninety days and still accruing at December 31, 2014 or 2013. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $34,300 and $6,195 as of year-end 2014 and 2013, respectively.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

We do not have any accruing loans that are 90 days or more past due.

	Age Analysis of Past Due Loans As of December 31, 2014
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
Commercial, financial and agricultural loans	$518,578	$0	$518,578	$25,500	$47,317,290	$47,861,368
Real estate:
Construction loans	233,734	0	233,734	0	12,023,451	12,257,185
Commercial mortgage loans	517,488	0	517,488	681,360	75,716,946	76,915,794
Residential loans	534,896	0	534,896	21,796	68,747,556	69,304,248
Agricultural loans	0	0	0	37,707	14,958,369	14,996,076
Consumer & other loans	70,142	0	70,142	19,209	3,001,716	3,091,067

Total loans	$1,874,838	$0	$1,874,838	$785,572	$221,765,328	$224,425,738

	Age Analysis of Past Due Loans As of December 31, 2013
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
Commercial, financial and agricultural loans	$171,713	$0	$171,713	$36,893	$43,466,168	$43,674,774
Real estate:
Construction loans	3,383,103	0	3,383,103	215,804	12,259,956	15,858,863
Commercial mortgage loans	199,323	0	199,323	484,222	78,039,101	78,722,646
Residential loans	2,959,263	0	2,959,263	167,614	61,255,779	64,382,656
Agricultural loans	38,166	0	38,166	0	12,567,685	12,605,851
Consumer & other loans	35,303	0	35,303	8,252	3,425,504	3,469,059

Total loans	$6,786,871	$0	$6,786,871	$912,785	$211,014,193	$218,713,849

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

At December 31, 2014 and 2013, impaired loans amounted to $4,126,957 and $2,997,359, respectively. A reserve amount of $478,814 and $469,302, respectively, was recorded in the allowance for loan losses for these impaired loans as of December 31, 2014 and 2013.

The following tables present impaired loans, segregated by class of loans as of December 31, 2014 and 2013:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2014	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$202,323	$25,500	$176,823	$202,323	$99,067	$210,968	$12,192
Real estate:
Construction loans	208,121	87,321	0	87,321	0	76,555	17,925
Commercial mortgage loans	1,170,496	0	1,170,496	1,170,496	240,899	1,309,828	49,522
Residential loans	2,336,711	568,909	1,746,890	2,315,799	129,060	2,232,148	110,730
Agricultural loans	323,808	148,090	175,718	323,808	9,788	425,865	59,802
Consumer & other loans	30,953	27,210	0	27,210	0	23,937	1,324

Total loans	$4,272,412	$857,030	$3,269,927	$4,126,957	$478,814	$4,279,301	$251,495

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2013	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$56,429	$0	$56,429	$56,429	$38,219	$63,317	$2,301
Real estate:
Construction loans	0	0	0	0	0	0	0
Commercial mortgage loans	894,722	118,537	712,829	831,366	221,512	454,169	19,285
Residential loans	1,940,949	167,614	1,722,330	1,889,944	132,703	1,982,756	81,454
Agricultural loans	197,398	0	197,398	197,398	76,868	148,725	9,198
Consumer & other loans	22,222	22,222	0	22,222	0	17,473	1,451

Total loans	$3,111,720	$308,373	$2,688,986	$2,997,359	$469,302	$2,666,440	$113,689

For the period ending December 31, 2012, the average recorded investment for impaired loans was $1,118,516 and the interest income received during impairment was $95,281.

At December 31, 2014 and 2013, included in impaired loans were $215,432 and $374,236, respectively, of troubled debt restructurings.

Troubled Debt Restructurings

Loans are considered to have been modified in a troubled debt restructuring, or TDR, when due to a borrower’s financial difficulty: the Corporation makes certain concessions to the borrower that it would not otherwise consider for new debt with similar risk characteristics. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of the collateral. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet the borrower’s specific circumstances at a point in time. Not all loan modifications are TDRs. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at December 31, 2014 and 2013, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of December 31, 2014 and 2013. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	December 31, 2014
			Under restructured terms
	Accruing	Nonaccruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$31,713	$0	1	$31,713	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	175,718	0	1	175,718	0	0
Consumer & other loans	8,001	0	1	868	3	7,133
Total TDR’s	$215,432	$0	3	$208,299	3	$7,133

	December 31, 2013
			Under restructured terms
	Accruing	Nonaccruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$36,079	$0	1	$36,079	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	118,537	0	0	1	118,537
Residential loans	0	0	0	0	0	0
Agricultural loans	197,398	0	1	197,398	0	0
Consumer & other loans	22,222	0	5	22,222	0	0
Total TDR’s	$255,699	$118,537	7	$255,699	1	$118,537

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at December 31, 2014 and 2013.

	December 31, 2014				December 31, 2013
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	1	$175,718	0	$0	1	$36,079	0	$0
Rate reduction	0	0	0	0	1	4,131	0	0
Rate reduction, payment modification	4	8,001	0	0	5	215,489	0	0
Forbearance of interest	1	31,713	0	0	0	0	1	118,537
Total	6	$215,432	0	$0	7	$255,699	1	$118,537

As of December 31, 2014 and 2013, the Corporation had a balance of $215,432 and $374,236, respectively, in troubled debt restructurings. The Corporation had $3,290 in charge-offs on such loans as of December 31, 2014 and $211,829 in charge-offs as of December 31, 2013. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $24,231 and $94,737 at December 31, 2014 and 2013, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of December 31, 2014.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of December 31, 2014, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans at December 31, 2014 and 2013:

December 31, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$926,512	$0	$0	$27,017	$0	$39,353	$992,882
Grade 2- Above Avg.	0	0	0	89,109	356,081	0	445,190
Grade 3- Acceptable	28,793,317	3,656,979	28,294,037	34,766,811	10,183,723	2,014,924	107,709,791
Grade 4- Fair	17,498,283	7,298,860	45,578,932	28,691,419	2,525,044	959,978	102,552,516
Grade 5a- Watch	392,644	1,135,991	1,411,604	795,450	0	868	3,736,557
Grade 5b- OAEM	38,414	0	590,011	1,240,299	1,755,510	31,872	3,656,106
Grade 6- Substandard	212,198	165,355	1,041,210	3,660,179	175,718	44,072	5,298,732
Grade 7- Doubtful	0	0	0	33,964	0	0	33,964
Total loans	$47,861,368	$12,257,185	$76,915,794	$69,304,248	$14,996,076	$3,091,067	$224,425,738

December 31, 2013	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$377,030	$0	$0	$28,675	$0	$367,222	$772,927
Grade 2- Above Avg.	14,500	635,975	0	96,613	383,104	408	1,130,600
Grade 3- Acceptable	31,122,794	4,835,273	33,044,849	34,569,435	7,175,714	2,183,886	112,931,951
Grade 4- Fair	11,800,838	8,866,362	40,678,393	23,093,070	4,017,325	844,609	89,300,597
Grade 5a- Watch	127,359	936,550	2,060,701	1,091,573	164,132	13,523	4,393,838
Grade 5b- OAEM	39,994	248,497	1,702,801	598,666	668,181	20,108	3,278,247
Grade 6- Substandard	192,259	336,206	1,235,902	4,869,802	197,397	39,303	6,870,869
Grade 7- Doubtful	0	0	0	34,820	0	0	34,820
Total loans	$43,674,774	$15,858,863	$78,722,646	$64,382,656	$12,605,851	$3,469,059	$218,713,849

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

The ALL is calculated by the addition of the estimated loss derived from each of the above categories. The impaired loans and nonaccrual loans over $50,000 are analyzed on an individual basis to determine if the future collateral value is sufficient to support the outstanding debt of the loan. If an estimated loss is calculated, it is included in the estimated ALL until it is charged to the loan loss reserve. The calculation for loan risk graded 5, 6, 7 or 8, other outstanding loans and other commitments to lend is based on assigning an estimated loss factor based on a twelve quarter rolling historical weighted average net loss rate. The estimated requirement for unallocated general reserves from migration and economic analysis is determined by considering (1) trends in asset quality, (2) level and trends in charge-off experience, (3) macroeconomic trends and conditions, (4) microeconomic trends and conditions and (5) risk profile of lending activities. Within each of these categories, a high risk factor percentage and a low risk factor percentage from a rating of excessive, high, moderate or low will be determined by management and applied to the loan portfolio. This results in a high and low range of the estimated reserves required. By adding the estimated high and low value from the migration and economic analysis to the estimated reserve from the loan portfolio, a high and low range of total estimated loss reserves is obtained. This amount is then compared to the actual amount in the loan loss reserve.

The calculation of ALL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

Changes in the allowance for loan losses are as follows:

	2014	2013	2012

Balance, January 1	$3,077,561	$2,844,903	$3,100,000
Provision charged to operations	330,000	420,000	445,000
Loans charged off	(341,377)	(233,842)	(796,852)
Recoveries	47,967	46,500	96,755

Balance, December 31	$3,114,151	$3,077,561	$2,844,903

The following tables detail activity in the ALL by class of loans for the years ended December 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Charge-offs	37,186	120,800	0	157,744	0	25,647	341,377
Recoveries	11,957	0	0	30,247	0	5,763	47,967
Net charge-offs	25,229	120,800	0	127,497	0	19,884	293,410
Provisions charged to operations	27,533	131,830	0	139,150	9,788	21,699	330,000
Balance at end of period, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Ending balance -
Individually evaluated for impairment	$99,067	$0	$240,899	$129,060	$9,788	$0	$478,814
Collectively evaluated for impairment	200,783	1,043,083	951,199	183,762	76,868	179,642	2,635,337
Balance at end of period	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Loans :
Ending balance -
Individually evaluated for impairment	$202,323	$1,066,771	$2,623,475	$3,415,987	$1,317,256	$27,210	$8,653,022
Collectively evaluated for impairment	47,659,045	11,190,414	74,292,319	65,888,261	13,678,820	3,063,857	215,772,716
Balance at end of period	$47,861,368	$12,257,185	$76,915,794	$69,304,248	$14,996,076	$3,091,067	$224,425,738

December 31, 2013	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2012	$309,946	$1,032,053	$1,047,292	$284,603	$0	$171,009	$2,844,903

Charge-offs	17,746	0	160,824	46,093	0	9,179	233,842
Recoveries	23,187	0	4,497	13,154	0	5,662	46,500
Net charge-offs	(5,441)	0	156,327	32,939	0	3,517	187,342
Provisions charged to operations	(17,841)	0	301,133	49,505	76,868	10,335	420,000
Balance at end of period, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Ending balance -
Individually evaluated for impairment	$38,219	$0	$221,512	$132,703	$76,868	$0	$469,302
Collectively evaluated for impairment	259,327	1,032,053	970,586	168,466	0	177,827	2,608,259
Balance at end of period	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Loans :
Ending balance -
Individually evaluated for impairment	$72,971	$944,387	$4,372,425	$4,256,508	$380,931	$30,474	$10,057,696
Collectively evaluated for impairment	43,601,803	14,914,476	74,350,221	60,126,148	12,224,920	3,438,585	208,656,153
Balance at end of period	$43,674,774	$15,858,863	$78,722,646	$64,382,656	$12,605,851	$3,469,059	$218,713,849

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	Year Ended December 31,
	2014	2013	2012

Allowance for loss on impaired loans	$478,814	$469,302	$245,811
Recorded balance of impaired loans	$4,126,957	$2,997,359	$1,943,388

4. PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2014 and 2013, are as follows:

69

	2014	2013

Land	$3,089,352	$3,089,352
Building	13,326,516	11,267,310
Furniture and equipment	8,933,200	8,174,340
Construction in process	0	586,252
	25,349,068	23,117,254
Less accumulated depreciation	(13,592,801)	(12,781,376)

Total	$11,756,267	$10,335,878

Depreciation of premises and equipment was $890,812, $897,849, and $897,094 in 2014, 2013, and 2012, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, Summary of Significant Accounting Policies.

The Corporation’s first full-service banking center and mortgage origination office were opened in Valdosta, Georgia in June 2010 and January 2011, respectively. The second Valdosta area banking center was completed and opened in March 2012. A new commercial banking center in Valdosta, Georgia, was completed and opened in August of 2014.

5. INTANGIBLE ASSETS

The following table lists the Corporation’s intangible assets at December 31, 2014 and 2013. Core deposit premiums have been completely amortized, and account relationships have less than five years remaining amortization.

	2014	2013
Amortizing intangible assets
Core deposit premiums	$0	$27,822
Account relationships	66,406	83,516

Total intangible assets	$66,406	$111,338

The intangible assets’ carrying amount, accumulated amortization and amortization expense for December 31, 2014, and the five succeeding fiscal years are as follows:

	2014	2015	2016	2017	2018	2019
Amortizing intangible assets
Core deposit premiums
Gross carrying amount	$1,670,415	$0	$0	$0	$0	$0
Accumulated amortization	1,670,415	0	0	0	0	0
Net carrying amount	0	0	0	0	0	0

Amortization expense	27,821	0	0	0	0	0

Account relationships
Gross carrying amount	400,000	125,000	125,000	125,000	125,000	125,000
Accumulated amortization	333,594	74,219	89,844	105,469	121,094	125,000
Net carrying amount	66,406	50,781	35,156	19,531	3,906	0

Amortization expense	17,110	15,625	15,625	15,625	15,625	3,906

Total intangible assets
Gross carrying amount	2,070,415	125,000	125,000	125,000	125,000	125,000
Accumulated amortization	2,004,009	74,219	89,844	105,469	121,094	125,000
Net carrying amount	66,406	50,781	35,156	19,531	3,906	0

Amortization expense	$44,931	$15,625	$15,625	$15,625	$15,625	$3,906

6. DEPOSITS

At December 31, 2014, the scheduled maturities of certificates of deposit are as follows:

Amount

2015	$64,007,725
2016	7,060,175
2017	5,593,141
2018	942,251
2019 and thereafter	63,471

Total	$77,666,763

The amount of overdraft deposits reclassified as loans were $79,935 and $181,384 for the years ended December 31, 2014 and 2013, respectively. There are 18 certificates of deposit totaling $8,600,662 that are above the FDIC insurance limit of $250,000.

7. SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2014, the Corporation did not have any federal funds purchased. The Corporation had approximately $83,700,000 in unused federal funds accommodations at year-end 2014. Other short-term borrowed funds consist of FHLB advances of $5,133,333 with interest at 1.08% as of December 31, 2014, and $11,800,000 with interest at 3.48% as of December 31, 2013. The Corporation maintains a line of credit with the Federal Reserve Bank’s Discount Window. The maximum amount that can be borrowed is dependent upon the amount of unpledged securities held by the Corporation as the amount of borrowings must be fully secured.

Information concerning federal funds purchased and FHLB short-term advances are summarized as follows:

	2014	2013

Average balance during the year	$8,117,476	$9,400,446
Average interest rate during the year	2.09%	3.14%

Maximum month-end balance during the year	$12,133,333	$11,800,000

8. LONG-TERM DEBT

Long-term debt at December 31, 2014 and 2013, consisted of the following:

	2014	2013

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	$5,000,000	$5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000

Advance from FHLB with 1.43% fixed rate of interest with annual installment payments maturing September 4, 2018.	5,400,000	7,200,000

Advance from FHLB with 0.89% fixed rate of interest with annual installment payments maturing July 24, 2017.	6,666,667	0

Total long-term debt	$22,066,667	$17,200,000

The advances from FHLB are collateralized by the pledging of a combination of 1-4 family residential mortgages and investment securities. At December 31, 2014, 1-4 family residential mortgage loans only with a lendable collateral value of $34,813,653 were pledged to secure these advances. In 2013, the advances were secured by 1-4 family residential mortgage loans with a lendable collateral value of $31,594,920. The amount of FHLB Stock held is based on membership and level of FHLB advances. At year end 2014 and 2013, the amount of stock held that is based on membership was $336,000 and $416,000, respectively, and the amount of stock held that is based on the level of FHLB advances was $1,224,000 and $1,305,000, respectively. At December 31, 2014, the Corporation had approximately $66,200,000 of unused lines of credit with the FHLB.

The following are maturities of long-term debt for the next five years. At December 31, 2014, there was no floating rate long-term debt; however, two of these advances have convertible call features. Two advances totaling $10,000,000 have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Bank intends to pay off these advances at the conversion dates. The Bank has the ability to hold this debt until conversion and the means of repayment.

Due in:		Fixed Rate Amount

2015		$0
2016		5,133,333
2017		5,133,333
2018	*	11,800,000

Total long-term debt		$22,066,667

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

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2014, 2013, and 2012, is presented below.

	2014	2013	2012
Change in Benefit Obligation
Benefit obligation at beginning of year	$13,308,069	$12,929,816	$12,360,897
Service cost	0	0	0
Interest cost	727,305	697,704	709,226
Amendments	0	0	0
Benefits paid	(1,020,747)	(974,761)	(934,397)
Other – net	308,124	655,310	794,090
Benefit obligation at end of year	$13,322,751	$13,308,069	$12,929,816

Change in Plan Assets
Fair value of plan assets at beginning of year	$11,819,296	$11,249,592	$10,262,781
Actual return on plan assets	485,129	769,465	547,865
Employer contribution	606,000	775,000	1,373,343
Benefits paid	(1,020,747)	(974,761)	(934,397)
Fair value of plan assets at end of year	$11,889,678	$11,819,296	$11,249,592

72

	2014	2013	2012

Funded status	$(1,433,073)	$(1,488,773)	$(1,680,224)
Unrecognized net actuarial (gain)/loss	0	0	0
Unrecognized prior service cost	0	0	0
Pension liability included in other liabilities	$(1,433,073)	$(1,488,773)	$(1,680,224)

Accumulated benefit obligation	$13,322,751	$13,308,069	$12,929,816

Amount recognized in consolidated balance sheet consist of the following:	2014	2013	2012
Accrued Pension	$1,433,073	$1,488,773	$1,680,224

Deferred tax assets	$487,245	$506,183	$571,276
Accumulated other comprehensive income	945,828	982,590	1,108,948
Total	$1,433,073	$1,488,773	$1,680,224

Components of Pension Cost	2014	2013	2012
Service cost	$0	$0	$0
Interest cost on benefit obligation	727,305	697,704	709,226
Expected return on plan assets	(932,417)	(875,553)	(798,782)
Other - net	471,185	479,567	422,975
Net periodic pension cost	$266,073	$301,718	$333,419

Other changes in plan assets and benefit obligations recognized in comprehensive income:

	2014	2013	2012
Net loss (gain)	$(55,700)	$(191,451)	$(417,892)
Prior service costs	0	0	0
Total recognized in other comprehensive income (loss)	$(55,700)	$(191,451)	$(417,892)
Net periodic pension cost	266,073	301,718	333,419
Total recognized in net periodic pension cost and other comprehensive income (loss)	$210,373	$110,267	$(84,473)

After adopting ASC Topic 960, Employer’s Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans, and freezing its pension retirement plan, the Corporation reduced the accrued liability by $55,700 in 2014 and reduced the accrued pension liability by $191,451 in 2013. Also, changes were made to other comprehensive income (loss) of $36,762 for 2014 and $126,358 for 2013 on a pre-tax basis. During 2014, the fair value of the plan assets increased $70,382.

At December 31, 2014, the plan assets included cash and cash equivalents, certificates of deposits with banks, municipal securities, U.S. Government Agencies, corporate notes, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2014 and 2013 respectively were:

	2014	2013
Weighted-Average Assumptions as of December 31
Discount rate	5.60%	5.70%
Rate of compensation increase	N/A	N/A

For the years ended December 31, 2014, 2013, and 2012, the assumptions used to determine net periodic pension costs are as follows:

	2014	2013	2012

Discount rate	5.70%	5.50%	5.70%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

The Corporation’s pension plan investment objective is both security and long-term stability, with moderate growth. The investment strategies and policies employed provide for investments, other than “fixed-dollar” investments, to prevent erosion by inflation. Sufficient funds are held in a liquid nature (money market, short-term securities) to allow for the payment of plan benefits and expenses, without subjecting the funds to loss upon liquidation. In an effort to provide a higher return with lower risk, the fund assets are allocated between stocks, fixed income securities, and cash equivalents. All plan investments and transactions are in compliance with ERISA and any other law applicable to employee benefit plans. The targeted investment portfolio is allocated up to 30% in equities, 50% to 90% in fixed-income investments, and up to 20% in cash equivalent investments. All the Corporation’s equity investments are in mutual funds with a Morningstar rating of 3 or higher, have at least $300 million in investments, and have been in existence 5 years or more. Fixed income securities include issues of the U.S. Government and its agencies and corporate notes. Any corporate note purchased has a rating (by Standard & Poor’s or Moody’s) of “A” or better. The average maturity of the fixed income portion of the portfolio does not exceed 10 years.

Pension Asset Allocation and Fair Value Measurement as of December 31

	2014			2013
	Fair Value	Level 1%		Fair Value	Level 1%

Investment at fair value as determined by quoted market price:
Equity	$2,754,951	$2,754,951	23%	$2,806,587	$2,806,587	24%
Fixed income	4,812,463	4,812,463	41%	3,429,416	3,429,416	29%
Total	$7,567,414	$7,567,414	64%	$6,236,003	$6,236,003	53%

Investment as estimated fair value:
Certificates of deposit	$3,260,260	$3,260,260	27%	$4,783,837	$4,783,837	40%
Cash and cash equivalent	1,062,004	1,062,004	9%	799,456	799,456	7%
Total	$4,322,264	$4,322,264	36%	$5,583,293	$5,583,293	47%

Total	$11,889,678	$11,889,678	100%	$11,819,296	$11,819,296	100%

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

Estimated Contributions

The Corporation expects to contribute $600,000 to its pension plan in 2015.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2015	$1,175,000
2016	1,181,000
2017	1,158,000
2018	1,143,000
2019	1,122,000
Years 2020 – 2024	5,222,000

The estimated amortization amount for 2015 is a net loss of $446,430, no prior service cost or credit, and no net transition asset or obligation.

Southwest Georgia Bank 401(K) Plan

In place of the Corporation’s frozen defined pension retirement plan, the Corporation offers its employees a 401(K) Plan. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a “safe–harbor” plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. The Corporation matched the employee participants for the first four percent of salary contributing to the plan $202,233, $205,932, and $192,999 for the years ended December 31, 2014, 2013, and 2012, respectively.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (the “ESOP”) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The annual amount of the contribution is determined by taking into consideration the financial conditions, profitability, and fiscal requirements of the Corporation. There were contributions of $321,000, $275,000, and $125,000 for the years ended December 31, 2014, 2013, and 2012, respectively. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2014, the ESOP holds 324,297 shares of the Corporation’s outstanding common stock. All 322,419 released shares are allocated to the participants. The 1,878 unreleased shares are pledged as collateral for a $15,667 long-term debt incurred from repurchasing participants’ shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation’s outstanding shares and earnings per share computation.

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

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $900 monthly of salary or directors’ fees and receive corporate common stock with an aggregate value of two times their contribution. The expense incurred during 2014, 2013, and 2012 on the part of the Corporation totaled $287,150, $272,000, and $139,325, respectively.

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

	2014	2013	2012
Number of stock options granted	0	0	0
Average fair value of stock options granted	0	0	0
Number of option shares exercisable	2,500	10,900	10,900
Average price of stock options exercisable	$21.21	$20.19	$20.19

A summary of the status of the Corporation’s Plan as of December 31, 2014, 2013 and 2012, and the changes in stock options during the years are presented below:

	No. of Shares	Average Price
Outstanding at December 31, 2011	10,900	$20.19
Granted	0	0
Expired	0	0
Exercised	0	0
Outstanding at December 31, 2012	10,900	$20.19
Granted	0	0
Expired	0	0
Exercised	0	0
Outstanding at December 31, 2013	10,900	$20.19
Granted	0	0
Expired	(8,400)	19.89
Exercised	0	0
Outstanding at December 31, 2014	2,500	$21.21

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2014.

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number Outstanding At 12/31/14	Weighted-Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/14	Weighted Average Exercise Price

$19 to $20	1,000	1.0 Years	$19.95	1,000	$19.95
$21 to $23	1,500	1.5 Years	22.05	1,500	22.05
$19 to $23	2,500		$21.21	2,500	$21.21

Dividend Reinvestment and Share Purchase Plan

The Corporation maintains a dividend reinvestment and share purchase plan. The purpose of the plan is to provide stockholders of record of the Corporation’s common stock, who elect to participate in the Plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant’s price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE MKT LLC on the dividend payable date or other purchase date. During the years ended December 31, 2014, 2013, and 2012, shares issued through the plan were 6,503, 5,381, and 6,187, respectively, at an average price of $13.70, $10.73, and $9.53, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

10. INCOME TAXES

Components of income tax expense for 2014, 2013, and 2012 are as follows:

77

	2014	2013	2012

Current expense (benefit)	$435,943	$(120,244)	$428,433
Deferred taxes (benefit)	303,614	484,908	(47,555)

Total income taxes	$739,557	$364,664	$380,878

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

	2014		2013		2012
	Amount	%	Amount	%	Amount	%
Taxes at statutory income tax rate	$1,238,752	34.0	$1,066,582	34.0	$788,788	34.0
Reductions in taxes resulting from exempt income	(454,779)	(12.5)	(464,631)	(14.8)	(397,596)	(17.1)
Other timing differences	(44,416)	(1.2)	(237,287)	(7.6)	(10,314)	(0.4)

Total income taxes	$739,557	20.3	$364,664	11.6	$380,878	16.5

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2014, 2013, and 2012 are summarized as follows:

	2014	2013	2012

Nonaccrual loan interest	$0	$0	$9,265
Foreclosed assets expenses	74,130	297,004	(94,690)
Bad debt expense in excess of tax	(12,441)	(310,694)	86,733
Realized impairment (loss) gain on equity securities	163,625	509,736	0
Accretion of discounted bonds	20,058	9,175	8,057
Gain on disposition of discounted bonds	(2,470)	(7,106)	(8,272)
Book and tax depreciation difference	60,712	(13,207)	(48,648)

Total deferred taxes	$303,614	$484,908	$(47,555)

	December 31
	2014	2013
Deferred tax assets:
Alternative minimum tax	$231,038	$231,038
Foreclosed assets expenses	1,628	75,758
Intangible asset amortization	298,699	298,699
Bad debt expense in excess of tax	1,058,809	1,046,368
Realized loss on other-than-temporarily impaired equity securities	227,586	391,211
Unrealized loss on securities available for sale	0	208,869
Nonqualified retirement plan	(7,229)	(7,229)
Pension plan	487,245	506,183
Total deferred tax assets	2,297,776	2,750,897
Deferred tax liabilities:
Accretion on bonds and gain on discounted bonds	36,138	18,550
Book and tax depreciation difference	329,577	268,865
Unrealized gain on securities available for sale	198,156	0
Total deferred tax liabilities	563,871	287,415

Net deferred tax assets	$1,733,905	$2,463,482

11. RELATED PARTY TRANSACTIONS

The ESOP held 324,297 shares of the Corporation’s stock as of December 31, 2014, of which 1,878 shares have been pledged. In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $1,411,000 and $1,730,000 at December 31, 2014 and 2013, respectively. During 2014, approximately $1,756,000 of such loans were made, and repayments totaled approximately $2,075,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2014 or 2013. Also, during 2014 and 2013, directors and executive officers had approximately $3,394,000 and $3,921,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

	Dec. 31, 2014	Dec. 31, 2013
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$17,134,310	$13,253,612
Standby letters of credit and financial guarantees	$975,000	$50,000

The Corporation’s operating leases are comprised of purchase obligations for data processing services. During 2014, the mortgage servicing office personnel were moved to the North Valdosta branch facility and the rental agreement expired at the old location. We have no capital lease obligations. The following table shows scheduled future cash payments under those obligations as of December 31, 2014.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$9,181	$6,304	$2,876	$0	$0

Rental expenses were $21,600, $21,600, and $23,400 for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Loans:

The Corporation does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with ASC Topic 310, Accounting by Creditors for Impairment of a Loan.  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with ASC Topic 820, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2014 and 2013.

December 31, 2014	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$45,492,925	$0	$45,492,925
State and municipal securities	0	874,667	0	874,667
Residential mortgage-backed securities	0	4,971,644	0	4,971,644
Corporate notes	0	2,498,720	0	2,498,720
Total	$0	$53,837,956	$0	$53,837,956

December 31, 2013	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$23,580,234	$0	$23,580,234
State and municipal securities	0	1,440,379	0	1,440,379
Residential mortgage-backed securities	0	8,795,491	0	8,795,491
Corporate notes	0	2,469,515	0	2,469,515
Equity securities	175,149	0	0	175,149
Total	$175,149	$36,285,619	$0	$36,460,768

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2014 and 2013.

December 31, 2014	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$273,653	$273,653
Impaired loans	0	0	3,648,143	3,648,143
Total assets at fair value	$0	$0	$3,921,796	$3,921,796

December 31, 2013	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$405,508	$405,508
Impaired loans	0	0	2,528,057	2,528,057
Total assets at fair value	$0	$0	$2,933,565	$2,933,565

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2014 and 2013, are as follows:

		Estimated Fair Value
December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$12,559	$12,559	$0	$0	$12,559
Certificates of deposit in other banks	1,470	1,470	0	0	1,470
Investment securities available for sale	53,838	0	53,838	0	53,838
Investment securities held to maturity	61,588	0	62,841	0	62,841
Federal Home Loan Bank stock	1,560	0	1,560	0	1,560
Loans, net	221,286	0	217,651	3,648	221,299
Liabilities:
Deposits	309,974	0	310,234	0	310,234
FHLB advances	27,200	0	27,621	0	27,621

		Estimated Fair Value
December 31, 2013	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,370	$35,370	$0	$0	$35,370
Certificates of deposit in other banks	3,430	3,430	0	0	3,430
Investment securities available for sale	36,461	175	36,286	0	36,461
Investment securities held to maturity	59,624	0	60,019	0	60,019
Federal Home Loan Bank stock	1,721	0	1,721	0	1,721
Loans, net	215,610	0	213,977	2,528	216,505
Liabilities:
Deposits	310,435	0	310,658	0	310,658
FHLB advances	29,000	0	29,572	0	29,572

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

14. SUPPLEMENTAL FINANCIAL DATA

Components of other income and other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

	Years Ended December 31
	2014	2013	2012
Income:
Bank card interchange fees	$466,455	$428,178	$391,750
Expense:
Other professional fees	$232,159	$189,252	$175,465
Director & board committee fees	$349,597	$274,881	$240,119
Legal fees	$186,962	$121,962	$219,885
FDIC insurance assessment	$234,555	$257,036	$246,633
Administrative expense – employee benefit plans	$207,299	$172,354	$156,789

15. STOCKHOLDERS’ EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its stockholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2014, approximately $1,485,794 of the Bank’s net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2014, the Bank had a total reserve requirement of $3,341,000, but the Bank had sufficient vault cash to cover any required reserve balance at the Federal Reserve Bank.

The Corporation (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by such agencies that, if undertaken, could have a direct material effect on the Corporation’s and Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Prompt corrective action provisions are not applicable to bank holding companies.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2014 and 2013, the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2014, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2014 and 2013, are also presented in the table.

As a result of regulatory limitations at December 31, 2014, approximately $31,522,528 of the parent company’s investments in net assets of the subsidiary bank of $33,008,322, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation’s and the Bank’s ratios under the above rules at December 31, 2014 and 2013, are set forth in the following tables. The Corporation’s leverage ratio at December 31, 2014, was 9.14%.

As of December 31, 2014	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Total capital (to risk-
weighted assets)	$37,845,154	15.70%	$19,288,109	> 8.00%	$24,110,136	> 10.00%
Tier I capital (to risk-
weighted assets)	$34,830,148	14.45%	$ 9,644,054	> 4.00%	$14,466,082	> 6.00%
Leverage (tier I capital
to average assets)	$34,830,148	9.14%	$15,246,906	> 4.00%	$19,058,633	> 5.00%

Southwest Georgia Bank
Total capital (to risk-
weighted assets)	$36,510,112	15.18%	$19,236,387	> 8.00%	$24,045,483	> 10.00%
Tier I capital (to risk-
weighted assets)	$33,503,088	13.93%	$ 9,618,193	> 4.00%	$14,427,290	> 6.00%
Leverage (tier I capital
to average assets)	$33,503,088	8.81%	$15,211,031	> 4.00%	$19,013,789	> 5.00%

As of December 31, 2013	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Total capital (to risk-
weighted assets)	$35,640,761	15.44%	$18,463,600	> 8.00%	$23,079,500	> 10.00%
Tier I capital (to risk-
weighted assets)	$32,696,693	14.17%	$ 9,231,800	> 4.00%	$13,847,700	> 6.00%
Leverage (tier I capital
to average assets)	$32,696,693	8.73%	$14,977,241	> 4.00%	$18,721,550	> 5.00%

Southwest Georgia Bank
Total capital (to risk-
weighted assets)	$34,425,902	14.95%	$18,417,512	> 8.00%	$23,021,890	> 10.00%
Tier I capital (to risk-
weighted assets)	$31,486,569	13.68%	$ 9,208,756	> 4.00%	$13,813,134	> 6.00%
Leverage (tier I capital
to average assets)	$31,486,569	8.42%	$14,949,996	> 4.00%	$18,687,495	> 5.00%

16. PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation’s condensed balance sheets as of December 31, 2014 and 2013, and its related condensed statements of operations and cash flows for the years ended are as follows:

Condensed Balance Sheets

as of December 31, 2014 and 2013

(Dollars in thousands)

	2014	2013
ASSETS

Cash	$676	$623
Investment in consolidated wholly-owned bank
subsidiary, at equity	33,008	30,210
Loans	16	20
Other assets	635	566

Total assets	$34,335	$31,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$0	$0

Stockholders’ equity:
Common stock, $1 par value, 5,000,000 shares
authorized, 4,293,835 shares for 2014 and 2013 issued	4,294	4,294
Additional paid-in capital	31,701	31,701
Retained earnings	25,015	22,926
Accumulated other comprehensive loss	(561)	(1,388)
Treasury stock, at cost, 1,745,998 for 2014
and 2013	(26,114)	(26,114)

Total stockholders’ equity	34,335	31,419

Total liabilities and stockholders’ equity	$34,335	$31,419

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Income and Expense

for the years ended December 31, 2014, 2013, and 2012

(Dollars in thousands)

	2014	2013	2012

Income:
Dividend received from bank subsidiary	$1,000	$667	$388
Interest income	10	5	7
Other	0	0	0

Total income	1,010	672	395

Expenses:
Other	166	144	124

Income before income taxes and equity in
Undistributed income of bank subsidiary	844	528	271

Income tax expense (benefit) – allocated from
consolidated return	(88)	(66)	(56)

Income before equity in undistributed
income of subsidiary	932	594	327

Equity in undistributed income of subsidiary	1,972	2,178	1,612

Net income	2,904	2,772	1,939

Retained earnings – beginning of year	22,926	20,664	19,132

Cash dividend declared	(815)	(510)	(407)

Retained earnings – end of year	$25,015	$22,926	$20,664

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Cash Flows

for the years ended December 31, 2014, 2013, and 2012

(Dollars in thousands)

	2014	2013	2012

Cash flow from operating activities:
Net income	$2,904	$2,772	$1,939
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Deficit in undistributed earnings of
Subsidiary	(1,972)	(2,178)	(1,612)
Changes in:
Other assets	(68)	(43)	(21)

Net cash provided for operating activities	864	551	306

Cash flow from investing activities:
Net change in loans	4	40	97

Net cash provided for investing
activities	4	40	97

Cash flow from financing activities:
Cash dividend paid to stockholders	(815)	(510)	(407)

Net cash used for financing
activities	(815)	(510)	(407)

Increase (decrease) in cash	53	81	(4)

Cash – beginning of year	623	542	546

Cash – end of year	$676	$623	$542

17. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

	Year Ended December 31, 2014
	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share:
Net income	$2,903,830	2,547,837	$1.14
Diluted earnings per share:
Net income	$2,903,830	2,547,837	$1.14

	Year Ended December 31, 2013
	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share:
Net income	$2,772,334	2,547,837	$1.09
Diluted earnings per share:
Net income	$2,772,334	2,547,837	$1.09

	Year Ended December 31, 2012
	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share:
Net income	$1,939,087	2,547,837	$0.76
Diluted earnings per share:
Net income	$1,939,087	2,547,837	$0.76

18. QUARTERLY DATA

SOUTHWEST GEORGIA FINANCIAL CORPORATION
QUARTERLY DATA
(UNAUDITED)
(Dollars in thousands)

	For the Year 2014
	Fourth	Third	Second	First
Interest and dividend income	$3,710	$3,722	$3,726	$3,554
Interest expense	314	306	334	401
Net interest income	3,396	3,416	3,392	3,153
Provision for loan losses	75	75	75	105
Net interest income after provision for loan losses	3,321	3,341	3,317	3,048
Noninterest income	1,115	1,283	1,246	1,342
Noninterest expenses	3,625	3,612	3,630	3,503
Income before income taxes	811	1,012	933	887
Provision for income taxes	149	208	196	186
Net income	$662	$804	$737	$701
Earnings per share of common stock:
Basic	$.26	$.32	$.28	$.28
Diluted	$.26	$.32	$.28	$.28

	For the Year 2013
	Fourth	Third	Second	First
Interest and dividend income	$3,735	$3,649	$3,602	$3,488
Interest expense	422	404	405	432
Net interest income	3,313	3,245	3,197	3,056
Provision for loan losses	105	105	105	105
Net interest income after provision for loan losses	3,208	3,140	3,092	2,951
Noninterest income	1,574	1,162	1,149	1,206
Noninterest expenses	3,597	3,572	3,628	3,549
Income before income taxes	1,185	730	613	608
Provision for income taxes	203	80	39	42
Net income	$982	$650	$574	$566
Earnings per share of common stock:
Basic	$.39	$.25	$.23	$.22
Diluted	$.39	$.25	$.23	$.22

19. SEGMENT REPORTING

The Corporation operations are divided into five reportable business segments: The Retail and Commercial Banking Services, Commercial Mortgage Banking Services, Insurance Services, Wealth Strategies Services, and Financial Management Services. These operating segments have been identified primarily based on the Corporation’s organizational structure.

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

The Wealth Strategies Services segment provides personal trust administration, estate settlement, investment management, employee retirement benefit services, and the Individual Retirement Account (IRA) administration. Also, this segment offers full-service retail brokerage which includes the sale of retail investment products including stocks, bonds, mutual funds, and annuities.

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

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2014, 2013, and 2012, are as follows:

Segment Reporting

For the year ended December 31, 2014

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$11,376	0	0	0	1,972	0	9	$13,357
Net intersegment interest
income (expense)	1,685	(23)	4	(5)	(1,661)	0	0	0
Net Interest Income	13,061	(23)	4	(5)	311	0	9	13,357

Provision for Loan Losses	330							330

Noninterest Income (expense)
external customers	2,382	400	1,316	651	234	0	3	4,986
Intersegment noninterest
income (expense)	(3)	(1)	4	35	0	(35)	0	0
Total Noninterest Income	2,379	399	1,320	686	234	(35)	3	4,986

Noninterest Expenses:
Depreciation	674	24	31	21	66	0	75	891
Amortization of intangibles	28	0	16	1	0	0	0	45
Other Noninterest expenses	8,303	551	1,231	666	656	0	2,027	13,434
Total Noninterest expenses	9,005	575	1,278	688	722	0	2,102	14,370

Pre-tax Income	6,105	(199)	46	(7)	(177)	(35)	(2,090)	3,643

Provision for Income Taxes	1,379	(75)	10	(10)	(40)	0	(525)	739

Net Income (Loss)	$4,726	(124)	36	3	(137)	(35)	(1,565)	$2,904

Assets	$403,906	773	1,411	219	139,175	(171,855)	651	$374,280

Expenditures for Fixed Assets	$2,162	0	28	1	121	0	0	$2,312

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$9
Noninterest Income:
Executive office miscellaneous income	3
Noninterest Expenses:
Parent Company corporate expenses	166
Executive office expenses not
allocated to segments	1,936
Provison for Income taxes:
Parent Company income taxes (benefit)	(88)
Executive office income taxes not
allocated to segments	(437)
Net Income:	$(1,565)

Segment assets:
Parent Company assets, after
intercompany elimination	$651

Segment Reporting

For the year ended December 31, 2013

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$11,332	0	0	0	1,475	0	5	$12,812
Net intersegment interest
income (expense)	1,196	0	3	(4)	(1,195)	0	0	0
Net Interest Income	12,528	0	3	(4)	280	0	5	12,812

Provision for Loan Losses	420							420

Noninterest Income (expense)
external customers	2,153	583	1,319	601	388	0	47	5,091
Intersegment noninterest
income (expense)	(2)	(1)	3	13	0	(13)	0	0
Total Noninterest Income	2,151	582	1,322	614	388	(13)	47	5,091

Noninterest Expenses:
Depreciation	636	38	30	24	57	0	113	898
Amortization of intangibles	182	0	16	18	0	0	0	216
Other Noninterest expenses	8,112	688	1,158	648	600	0	2,026	13,232
Total Noninterest expenses	8,930	726	1,204	690	657	0	2,139	14,346

Pre-tax Income	5,329	(144)	121	(80)	11	(13)	(2,087)	3,137

Provision for Income Taxes	647	(55)	17	104	1	0	(349)	365

Net Income (Loss)	$4,682	(89)	104	(184)	10	(13)	(1,738)	$2,772

Assets	$392,867	1,167	1,256	262	140,877	(163,121)	587	$373,895

Expenditures for Fixed Assets	$1,052	6	34	5	9	0	0	$1,106

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$5
Noninterest Income:
Executive office miscellaneous income	17
Noninterest Expenses:
Parent Company corporate expenses	144
Executive office expenses not
allocated to segments	1,995
Provison for Income taxes:
Parent Company income taxes (benefit)	(66)
Executive office income taxes not
allocated to segments	(283)
Net Income:	$(1,768)

Segment assets:
Parent Company assets, after
intercompany elimination	$587

Segment Reporting

For the year ended December 31, 2012

	Retail and Commercial Banking	Commercial Mortgage Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$10,335	0	0	0	1,494	0	7	$11,836
Net intersegment interest
income (expense)	1,279	(1)	4	4	(1,286)	0	0	0
Net Interest Income	11,614	(1)	4	4	208	0	7	11,836

Provision for Loan Losses	445							445

Noninterest Income (expense)
external customers	1,600	1,323	1,271	587	597	0	147	5,525
Intersegment noninterest
income (expense)	(3)	(1)	4	38	0	(38)	0	0
Total Noninterest Income	1,597	1,322	1,275	625	597	(38)	147	5,525

Noninterest Expenses:
Depreciation	633	45	28	19	63	0	109	897
Amortization of intangibles	182	0	19	18	0	0	0	219
Other Noninterest expenses	7,841	830	1,135	750	595	0	2,329	13,480
Total Noninterest expenses	8,656	875	1,182	787	658	0	2,438	14,596

Pre-tax Income	4,110	446	97	(158)	147	(38)	(2,284)	2,320

Provision for Income Taxes	571	170	13	(21)	(9)	0	(343)	381

Net Income (Loss)	$3,539	276	84	(137)	156	(38)	(1,941)	$1,939

Assets	$371,093	1,312	1,137	312	128,644	(155,901)	584	$347,181

Expenditures for Fixed Assets	$1,722	49	3	13	125			$1,912

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$7
Noninterest Income:
Executive office miscellaneous income	147
Noninterest Expenses:
Parent Company corporate expenses	124
Executive office expenses not
allocated to segments	2,314
Provison for Income taxes:
Parent Company income taxes (benefit)	(56)
Executive office income taxes not
allocated to segments	(287)
Net Income:	$(1,941)

Segment assets:
Parent Company assets, after
intercompany elimination	$584

20. SUBSEQUENT EVENTS

The Corporation performed an evaluation of subsequent events through March 25, 2015, the date upon which the Corporation’s financial statements were available for issue. The Corporation has not evaluated subsequent events after this date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past three years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2014. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, is included in Item 8 of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading “Information About Nominees For Director” and “Compliance

with Section 16(a) of the Exchange Act” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 26, 2015, to be filed with the SEC, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 26, 2015, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 26, 2015, to be filed with the SEC, and the information contained in Item 5 hereof under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the heading “Certain Relationships and Related Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 26, 2015, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Information Concerning the Company’s Accountants” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 26, 2015, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended
December 31, 2014, 2013, and 2012 are included in Part II, Item 8 herein:

	(i)	Report of Independent Auditors

	(ii)	Consolidated Balance Sheets – December 31, 2014 and 2013

	(iii)	Consolidated Statements of Income – Years ended December 31, 2014, 2013, and 2012

	(iv)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2014, 2013, and
2012

	(v)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2014,
2013, and 2012

	(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2014, 2013, and 2012

	(vii)	Notes to Consolidated Financial Statements – December 31, 2014

(b)		Financial Statement Schedules

All applicable financial statement schedules required have been included in the Notes to the Consolidated
Financial Statements.

(c)		Exhibits:

The exhibits filed as part of this registration statement are as follows:

Exhibit Number	Description Of Exhibit

3.1	Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit 3.1 to the Corporation’s Form 10-KSB dated December 31, 1996, previously filed with the SEC and incorporated herein by reference).

3.2	Bylaws of the Corporation as amended (included as Exhibit 3.2 to the Corporation’s Form 10-KSB dated December 31, 1995, previously filed with the SEC and incorporated herein by reference).

10.1	Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2009. (included as Exhibit 10.1 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the SEC and incorporated herein by reference).*

10.2	Form of Directors’ Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation’s Form S-18 dated January 23, 1990, previously filed with the SEC and incorporated herein by reference).*

10.3	Directors’ and Executive Officers’ Stock Purchase Plan of the Corporation dated August 22, 2012 (included as Exhibit 4 to the Corporation’s Form S-8 dated October 11, 2012, previously filed with the SEC and incorporated herein by reference).*

10.4	Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation’s Form 10-KSB dated December 31, 1994, previously filed with the SEC and incorporated herein by reference).*

10.5	Trust under the Corporation’s Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.6	Employee Stock Ownership Plan and Trust of the Corporation restated effective January 1, 2009 (included as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2009); amended effective December 14, 2011 (included as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2011); and amended effective September 25, 2013 (included as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2013) previously filed with the SEC and incorporated herein by reference).*

10.7	Dividend Reinvestment and Share Purchases Plan of the Corporation as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation’s Form S-3DPOS dated September 30, 1998, previously filed with the SEC and incorporated herein by reference).

10.8	Key Individual Stock Option Plan of the Corporation dated March 19, 1997 (included as Exhibit 10.9 to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.9	Employment Agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation’s Form S-4 dated January 6, 2004, previously filed with the SEC and incorporated herein by reference).*

10.11	Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006 (included as Exhibit 10.17 to the Corporation’s Form 10-K dated December 31, 2006, previously filed with the SEC and incorporated herein by reference). *

10.12	Employment Agreement by and between Charles R. Lemons and Empire (included as Exhibit 10.12 to the Corporation’s Form 10-K dated December 31, 2008, previously filed with the SEC and incorporated herein by reference).*

10.13	Guarantee of Empire’s financial performance obligation by the Bank as it relates to Charles R. Lemons Employment Agreement. (included as Exhibit 10.13 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the SEC and incorporated herein by reference).*

10.14	Amendment No. 3 to the Employee Stock Ownership Plan and Trust of the Corporation effective September 25, 2013 (included as Exhibit 10.14 to the Corporation’s Form 10-K dated September 31, 2009, previously filed with the SEC and incorporated herein by reference).*

10.15	2013 Omnibus Incentive Plan of the Corporation dated December 18, 2013 (included as Appendix I to the 2014 Proxy Statement, previously filed with the SEC and incorporated herein by reference).*

14	Code of Ethical Conduct dated February 27, 2008 (included as Exhibit 14 to the Corporation’s Form 8-K dated February 27, 2008, previously filed with the SEC and incorporated herein by reference).

21	Subsidiaries of the Corporation (included as Exhibit 21 to the Corporation’s Form 10-K dated December 31, 2002, previously filed with the SEC, incorporated herein by reference).

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwest Georgia Financial Corporation
(Corporation)

Date: March 31, 2015	By:	/s/ DeWitt Drew
DEWITT DREW
President and Chief Executive Officer

Date: March 31, 2015		/s/ George R. Kirkland
GEORGE R. KIRKLAND
Executive Vice President and Chief
Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ Michael J. McLean	Date: March 31, 2015
MICHAEL J. MCLEAN Chairman

/s/ Richard L. Moss	Date: March 31, 2015
RICHARD L. MOSS Vice Chairman

/s/ Cecil H. Barber	Date: March 31, 2015
CECIL H. BARBER Director

/s/ John J. Cole, Jr.	Date: March 31, 2015
JOHN J. COLE, JR. Director

/s/ Roy Reeves	Date: March 31, 2015
ROY REEVES Director

/s/ Johnny R. Slocumb	Date: March 31, 2015
JOHNNY R. SLOCUMB Director

/s/ M. Lane Wear	Date: March 31, 2015
M. LANE WEAR Director

/s/ Marcus R. Wells	Date: March 31, 2015
MARCUS R. WELLS Director

Exhibit Index

Exhibit Number	Description of Exhibit

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

