Form 10-Q
period 2015-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2015-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2015

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At March 31, 2015
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - March 31, 2015 (unaudited) and
	December 31, 2014 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	ended March 31, 2015 and 2014.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months ended March 31, 2015 and 2014.	4

d.	Consolidated statements of cash flows (unaudited) for the three months
	ended March 31, 2015 and 2014.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	37

SIGNATURE		38

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2015 and December 31, 2014
	(Unaudited)	(Audited)
	March 31,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,711,644	$6,782,566
Interest-bearing deposits in other banks	21,942,174	5,776,131
Cash and cash equivalents	29,653,818	12,558,697

Certificates of deposit in other banks	1,470,000	1,470,000

Investment securities available for sale, at fair value	55,312,708	53,837,956
Investment securities held to maturity (fair value
approximates $64,892,563 and $62,841,404)	63,396,669	61,587,819
Federal Home Loan Bank stock, at cost	1,560,300	1,560,000
Total investment securities	120,269,677	116,985,775

Loans	230,185,595	224,425,738
Less: Unearned income	(25,499)	(25,921)
Allowance for loan losses	(3,134,321)	(3,114,151)
Loans, net	227,025,775	221,285,666

Premises and equipment, net	11,653,346	11,756,267
Foreclosed assets, net	186,391	273,653
Intangible assets	62,500	66,406
Bank owned life insurance	5,120,335	5,104,173
Other assets	4,452,486	4,779,573

Total assets	$399,894,328	$374,280,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$28,690,147	$22,889,731
Money Market	101,570,456	99,918,017
Savings	29,385,147	28,156,220
Certificates of deposit $100,000 and over	30,922,752	31,366,996
Other time accounts	46,813,595	46,299,767
Total interest-bearing deposits	237,382,097	228,630,731
Noninterest-bearing deposits	97,400,461	81,342,861
Total deposits	334,782,558	309,973,592

Short-term borrowed funds	5,133,333	5,133,333
Long-term debt	22,066,667	22,066,667
Other liabilities	2,574,194	2,771,236
Total liabilities	364,556,752	339,944,828

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	25,568,922	25,014,980
Accumulated other comprehensive loss	(112,919)	(561,171)
Treasury stock, at cost 1,745,998 shares for 2015
and 2014	(26,113,795)	(26,113,795)
Total stockholders' equity	35,337,576	34,335,382

Total liabilities and stockholders' equity	$399,894,328	$374,280,210

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2015	2014
Interest income:
Interest and fees on loans	$3,001,470	$2,949,380
Interest on taxable securities available for sale	286,786	210,322
Interest on taxable securities held to maturity	70,836	88,909
Interest on tax exempt securities	300,337	263,230
Dividends	18,738	11,393
Interest on deposits in other banks	14,143	21,226
Interest on certificates of deposit in other banks	3,348	9,267
Total interest income	3,695,658	3,553,727

Interest expense:
Interest on deposits	190,221	195,486
Interest on federal funds purchased	1	1
Interest on other short-term borrowings	13,863	102,697
Interest on long-term debt	111,428	103,041
Total interest expense	315,513	401,225
Net interest income	3,380,145	3,152,502
Provision for loan losses	45,000	105,000
Net interest income after provision for loan losses	3,335,145	3,047,502

Noninterest income:
Service charges on deposit accounts	291,952	324,297
Income from trust services	69,675	55,299
Income from retail brokerage services	93,782	92,193
Income from insurance services	388,698	360,628
Income from mortgage banking services	78,059	135,122
Net gain on sale or disposition of assets	18,738	0
Net gain on sale of securities	0	154,451
Other income	219,611	220,182
Total noninterest income	1,160,515	1,342,172

Noninterest expense:
Salaries and employee benefits	2,009,537	2,068,567
Occupancy expense	280,455	252,272
Equipment expense	217,751	216,858
Data processing expense	293,069	273,478
Amortization of intangible assets	3,906	33,213
Other operating expenses	682,205	657,855
Total noninterest expenses	3,486,923	3,502,243
Income before income taxes	1,008,737	887,431
Provision for income taxes	200,011	186,346
Net income	$808,726	$701,085

Earnings per share of common stock:
Net income, basic	$0.32	$0.28
Net income, diluted	$0.32	$0.28
Dividends paid per share	$0.10	$0.08
Weighted average shares outstanding	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2015	2014

Net income	$808,726	$701,085
Other comprehensive income:
Unrealized holding gains on investment securities available for sale	679,169	744,287
Reclassification adjustment for gains realized in income	0	(154,451)
Less: Tax effect	(230,917)	(200,544)
Total other comprehensive income, net of tax	448,252	389,292
Total comprehensive income	$1,256,978	$1,090,377

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	2015	2014
Net income	$808,726	$701,085
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	45,000	105,000
Depreciation	237,284	226,127
Net amortization of investment securities	82,434	80,919
Income on cash surrender value of bank owned life insurance	(36,543)	(12,274)
Amortization of intangibles	3,906	33,213
Gain on sale/writedown of foreclosed assets	(1,738)	0
Net gain on sale of securities	0	(154,451)
Net gain on disposal of other assets	(17,000)	0
Change in:
Other assets	96,171	(323,599)
Other liabilities	(206,672)	75,756
Net cash provided by operating activities	1,011,568	731,776

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	778,106	575,974
Proceeds from calls, paydowns and maturities of securities AFS	292,321	1,170,936
Proceeds from Federal Home Loan Bank stock repurchase	0	80,000
Proceeds from sale of securities available for sale	0	198,200
Purchase of securities held to maturity	(2,662,649)	0
Purchase of securities available for sale	(1,094,645)	(4,825,263)
Purchase of Federal Home Loan Bank Stock	(300)	0
Net change in loans	(5,785,109)	(4,490,005)
Proceeds from bank owned life insurance	30,011	0
Purchase of premises and equipment	(134,364)	(798,473)
Proceeds from sales of other assets	106,000	37,315
Net cash used in investing activities	(8,470,629)	(8,051,316)

Cash flows from financing activities:
Net change in deposits	24,808,966	20,430,818
Cash dividends paid	(254,784)	(203,827)
Net cash provided by financing activities	24,554,182	20,226,991

Increase in cash and cash equivalents	17,095,121	12,907,451
Cash and cash equivalents - beginning of period	12,558,697	35,370,160
Cash and cash equivalents - end of period	$29,653,818	$48,277,611

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$0	$240,548
Unrealized gain on securities available for sale	$679,169	$589,836

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation’s 2014 Annual Report on Form 10K.

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

The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $472,142 at March 31, 2015.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At March 31, 2015 and 2014, the policies had a value of $5,120,335 and $4,992,664, respectively, and were 14.5% and 15.5%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $32 million in non-recourse commercial mortgages at March 31, 2015. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC Topic 860, Transfers and Servicing, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $33,377 and $43,491 for the three month periods ended March 31, 2015 and 2014, respectively.

Recent Market and Regulatory Developments

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

As of March 31, 2015, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

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

As of March 31, 2015, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since March 31, 2015, that management believes has changed the Bank’s status as “well-capitalized.”

Recent Accounting Pronouncements

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014.

March 31, 2015	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$46,182,433	$0	$46,182,433
State and municipal securities	0	1,946,623	0	1,946,623
Residential mortgage-backed securities	0	4,671,097	0	4,671,097
Corporate notes	0	2,512,555	0	2,512,555
Total	$0	$55,312,708	$0	$55,312,708

December 31, 2014	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$45,492,925	$0	$45,492,925
State and municipal securities	0	874,667	0	874,667
Residential mortgage-backed securities	0	4,971,644	0	4,971,644
Corporate notes	0	2,498,720	0	2,498,720
Total	$0	$53,837,956	$0	$53,837,956

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2015 and December 31, 2014.

March 31, 2015	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$186,391	$186,391
Impaired loans	0	0	4,222,153	4,222,153
Total assets at fair value	$0	$0	$4,408,544	$4,408,544

December 31, 2014	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$273,653	$273,653
Impaired loans	0	0	3,648,143	3,648,143
Total assets at fair value	$0	$0	$3,921,796	$3,921,796

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2015, and December 31, 2014, are as follows:

		Estimated Fair Value
March 31, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$29,654	$29,654	$0	$0	$29,654
Certificates of deposit in other banks	1,470	1,470	0	0	1,470
Investment securities available for sale	55,313	0	55,313	0	55,313
Investment securities held to maturity	63,397	0	64,893	0	64,893
Federal Home Loan Bank stock	1,560	0	1,560	0	1,560
Loans, net	227,026	0	222,104	4,222	226,326
Liabilities:
Deposits	334,783	0	335,054	0	335,054
FHLB advances	27,200	0	27,575	0	27,575

		Estimated Fair Value
December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$12,559	$12,559	$0	$0	$12,559
Certificates of deposit in other banks	1,470	1,470	0	0	1,470
Investment securities available for sale	53,838	0	53,838	0	53,838
Investment securities held to maturity	61,588	0	62,841	0	62,841
Federal Home Loan Bank stock	1,560	0	1,560	0	1,560
Loans, net	221,286	0	217,651	3,648	221,299
Liabilities:
Deposits	309,974	0	310,234	0	310,234
FHLB advances	27,200	0	27,621	0	27,621

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at March 31, 2015, and December 31, 2014, were as follows:

Securities Available For Sale:

March 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$45,121,571	$1,175,074	$114,212	$46,182,433
State and municipal securities	1,971,283	0	24,660	1,946,623
Residential mortgage-backed securities	4,461,969	209,128	0	4,671,097
Corporate notes	2,495,904	17,856	1,205	2,512,555

Total securities AFS	$54,050,727	$1,402,058	$140,077	$55,312,708

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$45,121,060	$758,874	$387,009	$45,492,925
State and municipal securities	880,580	0	5,913	874,667
Residential mortgage-backed securities	4,757,738	215,276	1,370	4,971,644
Corporate notes	2,495,765	4,255	1,300	2,498,720

Total securities AFS	$53,255,143	$978,405	$395,592	$53,837,956

Securities Held to Maturity:

March 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$55,387,939	$1,169,393	$49,852	$56,507,480
Residential mortgage-backed securities	8,008,730	376,353	0	8,385,083

Total securities HTM	$63,396,669	$1,545,746	$49,852	$64,892,563

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$53,058,749	$958,434	$87,772	$53,929,411
Residential mortgage-backed securities	8,529,070	382,923	0	8,911,993

Total securities HTM	$61,587,819	$1,341,357	$87,772	$62,841,404

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

March 31, 2015	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$17,233	$3,946,219	$96,979	$12,970,330
State and municipal securities	24,660	1,946,623	0	0
Residential mortgage-backed securities	0	0	0	0
Corporate notes	1,205	498,795	0	0
Total securities available for sale	$43,098	$6,391,637	$96,979	$12,970,330

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$35,760	$6,079,471	$14,092	$1,992,221
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$35,760	$6,079,471	$14,092	$1,992,221

December 31, 2014	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$17,172	$2,630,919	$369,837	$19,667,408
State and municipal securities	0	0	5,913	874,667
Residential mortgage-backed securities	1,300	498,700	0	0
Corporate notes	0	0	1,370	594,923
Total securities available for sale	$18,472	$3,129,619	$377,120	$21,136,998

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$34,956	$9,199,455	$52,816	$4,130,041
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$34,956	$9,199,455	$52,816	$4,130,041

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

At March 31, 2015, the debt securities with unrealized losses have depreciated 0.7% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

 NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at March 31, 2015 and December 31, 2014, were as follows:

	March 31, 2015		December 31, 2014

Commercial, financial and agricultural loans	$53,226,375	23.1%	$47,861,368	21.3%
Real estate:
Construction loans	13,924,457	6.0%	12,257,185	5.4%
Commercial mortgage loans	76,344,338	33.2%	76,915,794	34.3%
Residential loans	69,036,914	30.0%	69,304,248	30.9%
Agricultural loans	14,625,349	6.4%	14,996,076	6.7%
Consumer & other loans	3,028,162	1.3%	3,091,067	1.4%

Loans outstanding	230,185,595	100.0%	224,425,738	100.0%

Unearned interest and discount	(25,499)		(25,921)
Allowance for loan losses	(3,134,321)		(3,114,151)
Net loans	$227,025,775		$221,285,666

The Corporation’s only significant concentration of credit at March 31, 2015, occurred in real estate loans which totaled $173,931,058. However, this amount was not concentrated in any specific segment within the market or geographic area.

Certain 1-4 family mortgage loans are pledged to Federal Home Loan Bank to secure outstanding advances. At March 31, 2015, $33,820,946 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at March 31, 2015.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$15,430,559
After one year but within five years	46,019,626
After five years	5,700,647

Total	$67,150,832

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at March 31, 2015.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 47,289,712	$ 4,430,561	$ 51,720,273

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

Loans placed on nonaccrual status amounted to $527,553 and $785,572 at March 31, 2015, and December 31, 2014, respectively. There were $6,834 of past due loans over ninety days and still accruing at March 31, 2015, and no past due loans over 90 days and still accruing at December 31, 2014. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $31,087 for March 31, 2015, and $34,300 for December 31, 2014.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of March 31, 2015
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$638,586	$6,834	$645,420	$6,000	$52,574,955	$53,226,375
Real estate:
Construction loans	161,873	0	161,873	0	13,762,584	13,924,457
Commercial mortgage loans	484,539	0	484,539	514,316	75,345,483	76,344,338
Residential loans	1,111,822	0	1,111,822	0	67,925,092	69,036,914
Agricultural loans	203,629	0	203,629	0	14,421,720	14,625,349
Consumer & other loans	35,886	0	35,886	7,237	2,985,039	3,028,162

Total loans	$2,636,335	$6,834	$2,643,169	$527,553	$227,014,873	$230,185,595

	Age Analysis of Past Due Loans As of December 31, 2014
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$518,578	$0	$518,578	$25,500	$47,317,290	$47,861,368
Real estate:
Construction loans	233,734	0	233,734	0	12,023,451	12,257,185
Commercial mortgage loans	517,488	0	517,488	681,360	75,716,946	76,915,794
Residential loans	534,896	0	534,896	21,796	68,747,556	69,304,248
Agricultural loans	0	0	0	37,707	14,958,369	14,996,076
Consumer & other loans	70,142	0	70,142	19,209	3,001,716	3,091,067

Total loans	$1,874,838	$0	$1,874,838	$785,572	$221,765,328	$224,425,738

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

At March 31, 2015, and December 31, 2014, impaired loans amounted to $4,665,165 and $4,126,957, respectively. A reserve amount of $443,012 and $478,814 were recorded in the allowance for loan losses for these impaired loans as of March 31, 2015, and December 31, 2014, respectively.

The following tables present impaired loans, segregated by class of loans as of March 31, 2015, and December 31, 2014:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
March 31, 2015	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$176,389	$0	$176,389	$176,389	$96,814	$236,211	$1,448
Real estate:
Construction loans	205,075	84,275	0	84,275	0	94,665	3,305
Commercial mortgage loans	1,000,810	0	1,000,810	1,000,810	220,098	1,304,175	18,560
Residential loans	2,323,693	803,580	1,499,201	2,302,781	118,446	2,788,105	32,749
Agricultural loans	1,090,431	916,847	173,584	1.090,431	7,654	1,265,467	15,992
Consumer & other loans	10,479	10,479	0	10,479	0	11,402	173

Total loans	$4,806,877	$1,815,181	$2,849,984	$4,665,165	$443,012	$5,700,025	$72,227

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2014	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$202,323	$25,500	$176,823	$202,323	$99,067	$210,968	$12,192
Real estate:
Construction loans	208,121	87,321	0	87,321	0	76,555	17,925
Commercial mortgage loans	1,170,496	0	1,170,496	1,170,496	240,899	1,309,828	49,522
Residential loans	2,336,711	568,909	1,746,890	2,315,799	129,060	2,232,148	110,730
Agricultural loans	323,808	148,090	175,718	323,808	9,788	425,865	59,802
Consumer & other loans	30,953	27,210	0	27,210	0	23,937	1,324

Total loans	$4,272,412	$857,030	$3,269,927	$4,126,957	$478,814	$4,279,301	$251,495

At March 31, 2014, the year-to-date average recorded investment of impaired loans was $3,288,593 and the interest income received during impairment was $43,137.

At March 31, 2015, and December 31, 2014, included in impaired loans were $4,971 and $215,432, respectively, of troubled debt restructurings.

Troubled Debt Restructurings (TDR)

Loans are considered to have been modified in a troubled debt restructuring, or TDR, when due to a borrower’s financial difficulty the Corporation makes certain concessions to the borrower that it would not otherwise consider for new debt with similar risk characteristics. Modifications may include interest rate reductions, principal or interest forgiveness, forbearance, and other actions intended to minimize economic loss and to avoid foreclosure or repossession of the collateral. Each potential loan modification is reviewed individually and the terms of the loan are modified to meet the borrower’s specific circumstances at a point in time. Not all loan modifications are TDRs. However, performance prior to the modification, or significant events that coincide with the modification, are included in assessing whether the borrower can meet the new terms and may result in the loan being returned to accrual status at the time of loan modification or after a shorter performance period.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at March 31, 2015, and December 31, 2014, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at March 31, 2015, and December 31, 2014. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 days past due.

	March 31, 2015
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	4,971	0	2	3,589	2	1,382
Total TDR’s	$4,971	$0	2	$3,589	2	$1,382

	December 31, 2014
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$31,713	$0	1	$31,713	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	175,718	0	1	175,718	0	0
Consumer & other loans	8,001	0	1	868	3	7,133
Total TDR’s	$215,432	$0	3	$208,299	3	$7,133

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at March 31, 2015, and December 31, 2014.

	March 31, 2015				December 31, 2014
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Forbearance of interest	0	$0	0	$0	1	$175,718	0	$0
Payment modification	0	0	0	0	0	0	0	0
Rate reduction	4	4,971	0	0	4	8,001	0	0
Rate reduction, payment modification	0	0	0	0	1	31,713	0	0
Total	4	$4,971	0	$0	6	$215,432	0	$0

As of March 31, 2015, and December 31, 2014, the Corporation had a balance of $4,971 and $215,432, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at March 31, 2015, and $3,290 at December 31, 2014. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0 and $24,231 at March 31, 2015, and December 31, 2014, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2015.

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

 Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of March 31, 2015, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of March 31, 2015, and December 31, 2014:

March 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$823,169	$0	$0	$26,749	$0	$366,499	$1,216,417
Grade 2- Above Avg.	0	0	0	87,111	367,476	0	454,587
Grade 3- Acceptable	30,753,979	5,264,554	26,547,842	33,670,010	9,743,427	1,485,388	107,465,200
Grade 4- Fair	21,024,785	7,371,517	46,191,965	29,659,707	2,791,652	1,107,450	108,147,076
Grade 5a- Watch	377,928	1,126,513	2,144,722	814,166	225,560	8,623	4,697,512
Grade 5b- OAEM	37,980	0	555,639	1,168,463	1,323,650	13,863	3,099,595
Grade 6- Substandard	208,534	161,873	904,170	3,577,267	173,584	39,787	5,065,215
Grade 7- Doubtful	0	0	0	33,441	0	6,552	39,993
Total loans	$53,226,375	$13,924,457	$76,344,338	$69,036,914	$14,625,349	$3,028,162	$230,185,595

December 31, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$926,512	$0	$0	$27,017	$0	$39,353	$992,882
Grade 2- Above Avg.	0	0	0	89,109	356,081	0	445,190
Grade 3- Acceptable	28,793,317	3,656,979	28,294,037	34,766,811	10,183,723	2,014,924	107,709,791
Grade 4- Fair	17,498,283	7,298,860	45,578,932	28,691,419	2,525,044	959,978	102,552,516
Grade 5a- Watch	392,644	1,135,991	1,411,604	795,450	0	868	3,736,557
Grade 5b- OAEM	38,414	0	590,011	1,240,299	1,755,510	31,872	3,656,106
Grade 6- Substandard	212,198	165,355	1,041,210	3,660,179	175,718	44,072	5,298,732
Grade 7- Doubtful	0	0	0	33,964	0	0	33,964
Total loans	$47,861,368	$12,257,185	$76,915,794	$69,304,248	$14,996,076	$3,091,067	$224,425,738

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three month period ended March 31, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.04% for the three months ended March 31, 2015.

Three months ended March 31, 2015:

March 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Charge-offs	24,496	0	0	0	0	12,825	37,321
Recoveries	987	0	0	8,362	0	3,142	12,491
Net charge-offs	23,509	0	0	(8,362)	0	9,683	24,830
Provisions charged to operations	35,360	0	0	(12,578)	7,654	14,564	45,000
Balance at end of period, March 31, 2015	$311,701	$1,043,083	$1,192,098	$308,606	$94,310	$184,523	$3,134,321

Ending balance -
Individually evaluated for impairment	$96,814	$0	$220,098	$118,446	$7,654	$0	$443,012
Collectively evaluated for impairment	214,887	1,043,083	972,000	190,160	86,656	184,523	2,691,309
Balance at end of period	$311,701	$1,043,083	$1,192,098	$308,606	$94,310	$184,523	$3,134,321

Loans :
Ending balance -
Individually evaluated for impairment	$176,389	$1,055,983	$3,225,451	$3,392,842	$1,090,431	$10,479	$8,951,575
Collectively evaluated for impairment	53,049,986	12,868,474	73,118,887	65,644,072	13,534,918	3,017,683	221,234,020
Balance at end of period	$53,226,375	$13,924,457	$76,344,338	$69,036,914	$14,625,349	$3,028,162	$230,185,595

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2014.

December 31, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Charge-offs	37,186	120,800	0	157,744	0	25,647	341,377
Recoveries	11,957	0	0	30,247	0	5,763	47,967
Net charge-offs	25,229	120,800	0	127,497	0	19,884	293,410
Provisions charged to operations	27,533	131,830	0	139,150	9,788	21,699	330,000
Balance at end of period, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Ending balance -
Individually evaluated for impairment	$99,067	$0	$240,899	$129,060	$9,788	$0	$478,814
Collectively evaluated for impairment	200,783	1,043,083	951,199	183,762	76,868	179,642	2,635,337
Balance at end of period	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Loans :
Ending balance -
Individually evaluated for impairment	$202,323	$1,066,771	$2,623,475	$3,415,987	$1,317,256	$27,210	$8,653,022
Collectively evaluated for impairment	47,659,045	11,190,414	74,292,319	65,888,261	13,678,820	3,063,857	215,772,716
Balance at end of period	$47,861,368	$12,257,185	$76,915,794	$69,304,248	$14,996,076	$3,091,067	$224,425,738

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

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks, and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through March 2015. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the first quarter of 2015, noninterest income was 23.9% of the Corporation’s total revenue.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve positive results in the first quarter of 2015. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

The Corporation’s nonperforming assets increased slightly by $8 thousand to $721 thousand at the end of March 2015, compared with the same period last year. Foreclosed assets decreased $423 thousand compared with the first quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of March 31, 2015, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at March 31, 2015, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At March 31, 2015, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2015, total capital increased $1.0 million to $35.3 million and increased $3.0 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.84% as of March 31, 2015, and average equity-to-average asset ratio for the first quarter ending March 31, 2015, of 8.89%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2015, was $809 thousand, up $108 thousand from net income of $701 thousand for the first quarter of 2014. This increase in net income was primarily due to an increase of $142 thousand in interest income, a decrease of $86 thousand in interest expense, and a decrease of $60 thousand in provision for loan losses. This was partially offset by a decrease of $182 thousand in noninterest income when compared with the first quarter of 2014 primarily due to a $154 thousand net gain on the sale of securities that benefited the prior-year period.

On a per share basis, net income for the first quarter was $.32 per diluted share compared with $.28 per diluted share for the same quarter in 2014. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as first quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2015	2014	2014	2014	2014
Return on average total assets	0.82%	0.69%	0.86%	0.77%	0.72%
Return on average total equity	9.21%	7.75%	9.57%	8.95%	8.71%
Average shareholders’ equity to average total assets	8.89%	8.97%	8.97%	8.56%	8.30%
Net interest margin (tax equivalent)	3.96%	4.03%	4.14%	4.02%	3.78%

Comparison of Statements of Income for the Quarter

Total interest income increased $142 thousand to $3.7 million for the three months ended March 31, 2015, compared with the same period in 2014, reflecting an increase in interest income from investment securities of $97 thousand. This increase was accompanied by $52 thousand higher interest income and fees from loans due to loan growth. Slight decreases of $7 thousand were noted in interest income from deposits in other banks when compared with the first quarter of 2014.

Total interest expense decreased $86 thousand, or 21.4%, to $316 thousand in the first quarter of 2015 compared with the same period in 2014. Interest paid on deposits decreased $5 thousand, or 2.7%, during the first quarter of 2015 due to the low interest rate environment. Interest on total borrowings decreased $80 thousand compared with the same quarter in 2014 due to lower rates on borrowings.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.4 million for the first quarter of 2015 compared with $3.2 million in net interest income in the 2014 first quarter. Net interest income after provision for loan losses for the first quarter of 2015 was $3.3 million compared with $3.0 million for the same period in 2014. The first quarter provision for loan losses was $45 thousand in 2015, down from $105 thousand in 2014. The Corporation’s net interest margin was 3.96% for the first quarter of 2015, up 18 basis points from the same period last year. The increase in net interest margin was a result of approximately $9 million in higher average earning assets coupled with a 14 basis point decline in average rate paid on interest-bearing liabilities.

Noninterest income, at 23.9% of the Corporation’s total revenue for the quarter, was $1.2 million for the first quarter, decreasing 13.5% compared with the same period in 2014. The majority of the decrease in noninterest income was from $154 thousand gain on sale of the remaining FNMA preferred stock that occurred in the first quarter of 2014. Also, income from mortgage banking services and service charges on deposit accounts declined $57 thousand and $32 thousand, respectively. Offsetting these decreases, income from insurance services and trust services increased $28 thousand and $14 thousand, respectively, compared with the first quarter last year. A gain on the sale or disposition of assets of $19 thousand was recognized in the first quarter of 2015.

Noninterest expense remained flat at $3.5 million for the first quarter of 2015 compared with the first quarter of 2014. The largest component of noninterest expense, salaries and employee benefits, decreased $59 thousand to $2.0 million for the first quarter mainly due to shifting duties and not replacing recent retirees. Amortization of intangible assets related to prior acquisitions decreased $29 thousand when comparing first quarters 2015 and 2014. These decreases were partially offset by increases in occupancy, other operating, and data processing expenses of $28 thousand, $24 thousand, and $20 thousand, respectively, compared with the first quarter a year ago.

Comparison of Financial Condition Statements

At March 31, 2015, total assets were $400 million, a $25.6 million increase from December 31, 2014. The three month changes in earning asset mix were primarily noted in a $16.2 million in interest-bearing deposits in other banks, a $5.8 million growth in total loans, and a $3.3 million increase in investment securities. Total deposits increased $24.8 million for the first three months of 2015. This growth was primarily in noninterest-bearing deposits and NOW accounts.

Total loans increased $5.8 million to $230.0 million at March 31, 2015, compared with $224.4 million at December 31, 2014. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 57.6% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 36% of total assets at March 31, 2015. Compared with December 31, 2014, investment securities increased $3.3 million, interest-bearing deposits in other banks increased $16.2 million, and certificates of deposit in other banks remained the same. This resulted in an overall increase in investments of $19.5 million since December 31, 2014.

Deposits increased to $334.8 million at the end of the first quarter of 2015, up $24.8 million from the end of 2014. The increase was primarily in noninterest-bearing demand deposits and NOW accounts with slight increases in money market deposit accounts, savings accounts, and other time accounts. At March 31, 2015, total deposits represented 83.7% of total assets.

Total debt remained the same when compared with the end of last year. Of the $27.2 million in other borrowings, $5.1 million was short-term principal-reducing debt with principal payments due in July and September 2015. The Corporation will repay these to the Federal Home Loan Bank.

The following table shows the major contractual obligations for the Corporation.

 Long-term debt consists of the following:

	March 31,	December 31,	March 31,
	2015	2014	2014

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually beginning September 4, 2014).	5,400,000	5,400,000	7,200,000

Advance from FHLB with a 0.89% fixed rate of interest maturing July 24, 2017 (principal reducing hybrid advance with principal reductions of $3.33 million annually beginning July 24, 2015).	6,666,667	6,666,667	0

Total long-term debt	$22,066,667	$22,066,667	$17,200,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.36% of total loans outstanding at March 31, 2015, compared with 1.39% at December 31, 2014, and 1.38% at March 31, 2014. Net charge-offs in the 2015 first quarter were $25 thousand compared with $109 thousand in the first quarter of 2014. Management considers the allowance for loan losses as of March 31, 2015, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $721 thousand, or 0.18% of total assets, in the first quarter of 2015, down from $1.1 million, or 0.28% of total assets, at the end of 2014, and relatively flat from $713 thousand, or 0.18% of total assets in the same period last year. Nonaccrual loans were $528 thousand in the first quarter of 2015. There were $186 thousand of foreclosed properties in nonperforming assets at the end of the first quarter of 2015 compared with $609 thousand at the end of last year’s first quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	March 31, 2015	March 31, 2014
Commitments to extend credit	$19,213	$17,187
Standby letters of credit and financial guarantees	$975	$100

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At March 31, 2015, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.52%, which is over 55 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	March 31, 2015	For Well Capitalized	Minimum Guidelines	2019 Required Minimum Capital plus buffer at 2.5%
Common Equity Tier 1 capital	14.27%	6.50%	4.50%	7.00%
Tier 1 capital	14.27%	8.00%	6.00%	8.50%
Total risk based capital	15.52%	10.00%	8.00%	10.50%
Tier 1 leverage ratio	8.96%	5.00%	4.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	March 31, 2015	For Well Capitalized	Minimum Guidelines	2019 Required Minimum Capital plus buffer at 2.5%
Common Equity Tier 1 capital	13.31%	6.50%	4.50%	7.00%
Tier 1 capital	13.31%	8.00%	6.00%	8.50%
Total risk based capital	14.56%	10.00%	8.00%	10.50%
Tier 1 leverage ratio	8.35%	5.00%	4.00%

As of March 31, 2015, the most recent notifications from the FDIC categorized the Bank as “well-capitalized” under current regulations.

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

The Bank and Corporation would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

In March 2015, the Corporation paid a quarterly cash dividend of $0.10 per common share, up from a cash dividend of $0.08 per common share paid quarterly in 2014. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2014, was included in Item 8 of the form 10K , dated December 31, 2014, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

The annual report form 10K, dated December 31, 2014, does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Corporation’s internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three months ended March 31, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015, and 2014; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

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

Date: May 15, 2015

