Form 10-Q
period 2015-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2015-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2015

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At June 30, 2015
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - June 30, 2015 (unaudited) and
	December 31, 2014 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months and
	the six months ended June 30, 2015 and 2014.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and the six months ended June 30, 2015 and 2014.	4

d.	Consolidated statements of cash flows (unaudited) for the six months
	ended June 30, 2015 and 2014.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	38

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	40

SIGNATURE		41

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2015 and December 31, 2014
	(Unaudited)	(Audited)
	June 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,178,110	$6,782,566
Interest-bearing deposits in other banks	13,863,001	5,776,131
Cash and cash equivalents	21,041,111	12,558,697

Certificates of deposit in other banks	1,470,000	1,470,000

Investment securities available for sale, at fair value	49,312,555	53,837,956
Investment securities held to maturity (fair value
approximates $63,251,669 and $62,841,404)	62,373,211	61,587,819
Federal Home Loan Bank stock, at cost	1,662,300	1,560,000
Total investment securities	113,348,066	116,985,775

Loans	236,786,193	224,425,738
Less: Unearned income	(24,449)	(25,921)
Allowance for loan losses	(3,180,141)	(3,114,151)
Loans, net	233,581,603	221,285,666

Premises and equipment, net	11,541,127	11,756,267
Foreclosed assets, net	102,188	273,653
Intangible assets	58,594	66,406
Bank owned life insurance	5,156,911	5,104,173
Other assets	4,695,751	4,779,573

Total assets	$390,995,351	$374,280,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$24,813,692	$22,889,731
Money Market	99,242,677	99,918,017
Savings	29,146,343	28,156,220
Certificates of deposit $100,000 and over	28,997,768	31,366,996
Other time accounts	49,375,081	46,299,767
Total interest-bearing deposits	231,575,561	228,630,731
Noninterest-bearing deposits	90,250,994	81,342,861
Total deposits	321,826,555	309,973,592

Short-term borrowed funds	9,133,333	5,133,333
Long-term debt	22,066,667	22,066,667
Other liabilities	2,436,863	2,771,236
Total liabilities	355,463,418	339,944,828

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	26,178,728	25,014,980
Accumulated other comprehensive loss	(528,368)	(561,171)
Treasury stock, at cost 1,745,998 shares for 2015
and 2014	(26,113,795)	(26,113,795)
Total stockholders' equity	35,531,933	34,335,382

Total liabilities and stockholders' equity	$390,995,351	$374,280,210

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$3,207,956	$3,058,090	$6,209,427	$6,007,470
Interest on taxable securities available for sale	274,520	285,220	561,306	495,541
Interest on taxable securities held to maturity	66,469	84,624	137,305	173,532
Interest on tax exempt securities	315,637	262,949	615,973	526,180
Dividends	16,934	13,524	35,672	24,917
Interest on deposits in other banks	12,960	12,611	27,103	33,837
Interest on certificates of deposit in other banks	3,427	9,370	6,775	18,637
Total interest income	3,897,903	3,726,388	7,593,561	7,280,114

Interest expense:
Interest on deposits	195,954	192,359	386,174	387,845
Interest on federal funds purchased	335	1	337	3
Interest on other short-term borrowings	14,694	37,717	28,556	140,413
Interest on long-term debt	112,667	104,186	224,095	207,227
Total interest expense	323,650	334,263	639,162	735,488
Net interest income	3,574,253	3,392,125	6,954,399	6,544,626
Provision for loan losses	45,000	75,000	90,000	180,000
Net interest income after provision for loan losses	3,529,253	3,317,125	6,864,399	6,364,626

Noninterest income:
Service charges on deposit accounts	263,955	331,356	555,907	655,653
Income from trust services	68,181	57,921	137,856	113,220
Income from retail brokerage services	104,420	98,512	198,202	190,705
Income from insurance services	347,147	347,034	735,846	707,662
Income from mortgage banking services	77,951	210,951	156,009	346,073
Net gain on sale or disposition of assets	3,102	20,446	21,840	20,446
Net gain on sale of securities	3,587	0	3,587	154,451
Other income	176,984	179,608	396,594	399,790
Total noninterest income	1,045,327	1,245,828	2,205,841	2,588,000

Noninterest expense:
Salaries and employee benefits	1,962,704	2,070,614	3,972,241	4,139,181
Occupancy expense	275,613	257,251	556,067	509,523
Equipment expense	220,313	215,405	438,063	432,263
Data processing expense	314,340	284,025	607,409	557,503
Amortization of intangible assets	3,906	3,906	7,812	37,119
Other operating expenses	716,658	799,165	1,398,864	1,457,018
Total noninterest expenses	3,493,534	3,630,366	6,980,456	7,132,607
Income before income taxes	1,081,046	932,587	2,089,784	1,820,019
Provision for income taxes	216,457	195,739	416,468	382,085
Net income	$864,589	$736,848	1,673,316	$1,437,934

Earnings per share of common stock:
Net income, basic	$0.34	$0.28	$0.66	$0.56
Net income, diluted	$0.34	$0.28	$0.66	$0.56
Dividends paid per share	$0.10	$0.08	$0.20	$0.16
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2015	2014	2015	2014

Net income	$864,589	$736,848	$1,673,316	$1,437,934
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale	(625,881)	482,183	53,288	1,226,470
Reclassification adjustment for gains realized in income	(3,587)	0	(3,587)	(154,451)
Less: Tax effect	(214,019)	163,943	16,898	364,487
Total other comprehensive income (loss), net of tax	(415,449)	318,240	32,803	707,532
Total comprehensive income	$449,140	$1,055,088	$1,706,119	$2,145,466

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	(Unaudited)	(Unaudited)
	2015	2014
Cash flows from operating activities:
Net income	$1,673,316	$1,437,934
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	90,000	180,000
Depreciation	474,694	448,949
Net amortization of investment securities	163,571	161,713
Income on cash surrender value of bank owned life insurance	(73,119)	(49,371)
Amortization of intangibles	7,812	37,119
Gain on sale/writedown of foreclosed assets	(12,535)	(20,446)
Net gain on sale of securities	(3,587)	(154,451)
Net gain on disposal of other assets	(9,305)	0
Change in:
Other assets	66,923	568,778
Other liabilities	(344,003)	(438,806)
Net cash provided by operating activities	2,033,767	2,171,419

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	2,151,473	1,549,154
Proceeds from calls, paydowns and maturities of securities AFS	1,595,509	1,408,252
Proceeds from Federal Home Loan Bank stock repurchase	0	530,000
Proceeds from sale of securities available for sale	4,044,500	198,200
Proceeds from sale of securities held to maturity	516,746	0
Purchase of securities held to maturity	(3,583,857)	(500,000)
Purchase of securities available for sale	(1,094,645)	(16,940,414)
Purchase of Federal Home Loan Bank Stock	(102,300)	0
Net change in loans	(12,385,937)	(8,976,029)
Proceeds from bank owned life insurance	30,011	0
Purchase of premises and equipment	(267,249)	(1,815,617)
Proceeds from sales of other assets	201,000	248,767
Net cash used in investing activities	(8,894,749)	(24,297,687)

Cash flows from financing activities:
Net change in deposits	11,852,963	3,383,810
Payment of short-term portion of long-term debt	0	(10,000,000)
Proceeds from issuance of short-term debt	4,000,000	7,000,000
Cash dividends paid	(509,567)	(407,654)
Net cash provided by (used in) financing activities	15,343,396	(23,844)

Increase (decrease) in cash and cash equivalents	8,482,414	(22,150,112)
Cash and cash equivalents - beginning of period	12,558,697	35,370,160
Cash and cash equivalents - end of period	$21,041,111	$13,220,048

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$0	$260,548
Unrealized gain on securities available for sale	$49,701	$1,072,019

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $5,247,788 at June 30, 2015.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At June 30, 2015, and December 31, 2014, the policies had a value of $5,156,911 and $5,104,173, respectively, and were 14.5% and 14.9%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $25 million in non-recourse commercial mortgages at June 30, 2015. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC Topic 860, Transfers and Servicing, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $42,545 and $75,922 for the three and six month periods ended June 30, 2015.

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

As of June 30, 2015, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

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

As of June 30, 2015, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since June 30, 2015, that management believes has changed the Bank’s status as “well-capitalized.”

Recent Accounting Pronouncements

In May 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2015-07, “Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2015-07 provides clarification on how certain investments measured at net asset value with redemption dates into the future are categorized in the fair value hierarchy.  Under ASU 2015-07 investments measured at net asset value (“NAV”) per share under the existing practical expedient are no longer required to be categorized under fair value measurement rules. ASU 2015-07 also revises the disclosure requirements to focus only on those investments where the entity has elected to measure the fair value using the practical expedient. ASU 2015-07 is effective for interim and annual reporting periods beginning after December 15, 2015. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

In April 2015, the FASB issued ASU 2015-04, Compensation (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets. ASU 2015-04 provides a practical expedient for the measurement date of defined benefit plan assets and obligations. The practical expedient allows employers with fiscal year-end dates that do not fall on a calendar month-end to measure pension and post-retirement benefit plan assets and obligations as of the calendar month-end date closest to the fiscal year-end. The FASB also provided a similar practical expedient for interim remeasurements for significant events. For public business entities, the standard is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. ASU 2015-02 amends the consolidation requirements and significantly changes the consolidation analysis required under GAAP. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 for public business entities with early adoption permitted (including during an interim period), provided that the guidance is applied as of the beginning of the annual period containing the adoption date. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

In January 2015, the FASB issued ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This update eliminates the concept of extraordinary items and the related income statement presentation of such items. These amendments are effective for fiscal years beginning after December 15, 2015. The Corporation does not expect the impact of this guidance to be material to the Corporation’s financial position, results of operations, or disclosures.

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

NOTE 2

Fair Value Measurements

On January 1, 2008, the Corporation adopted ASC Topic 820, Fair Value Measurements and Disclosures, which provides a framework for measuring fair value under GAAP.  ASC Topic 820 applies to all financial statement elements that are being measured and reported on a fair value basis.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014.

June 30, 2015	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$40,562,359	$0	$40,562,359
State and municipal securities	0	1,908,831	0	1,908,831
Residential mortgage-backed securities	0	4,333,585	0	4,333,585
Corporate notes	0	2,507,780	0	2,507,780
Total	$0	$49,312,555	$0	$49,312,555

December 31, 2014	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$45,492,925	$0	$45,492,925
State and municipal securities	0	874,667	0	874,667
Residential mortgage-backed securities	0	4,971,644	0	4,971,644
Corporate notes	0	2,498,720	0	2,498,720
Total	$0	$53,837,956	$0	$53,837,956

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2015 and December 31, 2014.

June 30, 2015	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$102,188	$102,188
Impaired loans	0	0	3,535,301	3,535,301
Total assets at fair value	$0	$0	$3,637,489	$3,637,489

December 31, 2014	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$273,653	$273,653
Impaired loans	0	0	3,648,143	3,648,143
Total assets at fair value	$0	$0	$3,921,796	$3,921,796

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2015, and December 31, 2014, are as follows:

		Estimated Fair Value
June 30, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$21,041	$21,041	$0	$0	$21,041
Certificates of deposit in other banks	1,470	1,470	0	0	1,470
Investment securities available for sale	49,313	0	49,313	0	49,313
Investment securities held to maturity	62,373	0	63,252	0	63,252
Federal Home Loan Bank stock	1,662	0	1,662	0	1,662
Loans, net	233,582	0	229,227	3,535	232,762
Liabilities:
Deposits	321,827	0	322,102	0	322,102
FHLB advances	31,200	0	31,534	0	31,534

		Estimated Fair Value
December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$12,559	$12,559	$0	$0	$12,559
Certificates of deposit in other banks	1,470	1,470	0	0	1,470
Investment securities available for sale	53,838	0	53,838	0	53,838
Investment securities held to maturity	61,588	0	62,841	0	62,841
Federal Home Loan Bank stock	1,560	0	1,560	0	1,560
Loans, net	221,286	0	217,651	3,648	221,299
Liabilities:
Deposits	309,974	0	310,234	0	310,234
FHLB advances	27,200	0	27,621	0	27,621

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at June 30, 2015, and December 31, 2014, were as follows:

Securities Available For Sale:

June 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$40,061,582	$691,172	$190,395	$40,562,359
State and municipal securities	1,966,988	0	58,157	1,908,831
Residential mortgage-backed securities	4,155,429	178,156	0	4,333,585
Corporate notes	2,496,043	12,857	1,120	2,507,780

Total securities AFS	$48,680,042	$882,185	$249,672	$49,312,555

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$45,121,060	$758,874	$387,009	$45,492,925
State and municipal securities	880,580	0	5,913	874,667
Residential mortgage-backed securities	4,757,738	215,276	1,370	4,971,644
Corporate notes	2,495,765	4,255	1,300	2,498,720

Total securities AFS	$53,255,143	$978,405	$395,592	$53,837,956

Securities Held to Maturity:

June 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$55,429,184	$859,528	$254,934	$56,033,778
Residential mortgage-backed securities	6,944,027	273,864	0	7,217,891

Total securities HTM	$62,373,211	$1,133,392	$254,934	$63,251,669

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$53,058,749	$958,434	$87,772	$53,929,411
Residential mortgage-backed securities	8,529,070	382,923	0	8,911,993

Total securities HTM	$61,587,819	$1,341,357	$87,772	$62,841,404

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

June 30, 2015	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$47,625	$8,571,303	$142,770	$8,857,230
State and municipal securities	58,157	1,908,831	0	0
Residential mortgage-backed securities	0	0	0	0
Corporate notes	1,120	498,880	0	0
Total securities available for sale	$106,902	$10,979,014	$142,770	$8,857,230

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$239,605	$15,208,406	$15,329	$1,425,588
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$239,605	$15,208,406	$15,329	$1,425,588

December 31, 2014	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$17,172	$2,630,919	$369,837	$19,667,408
State and municipal securities	0	0	5,913	874,667
Residential mortgage-backed securities	1,300	498,700	0	0
Corporate notes	0	0	1,370	594,923
Total securities available for sale	$18,472	$3,129,619	$377,120	$21,136,998

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$34,956	$9,199,455	$52,816	$4,130,041
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$34,956	$9,199,455	$52,816	$4,130,041

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

At June 30, 2015, the debt securities with unrealized losses have depreciated 1.4% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at June 30, 2015 and December 31, 2014, were as follows:

	June 30, 2015		December 31, 2014

Commercial, financial and agricultural loans	$51,657,365	21.8%	$47,861,368	21.3%
Real estate:
Construction loans	15,135,138	6.4%	12,257,185	5.4%
Commercial mortgage loans	84,200,304	35.6%	76,915,794	34.3%
Residential loans	67,804,603	28.6%	69,304,248	30.9%
Agricultural loans	14,852,575	6.3%	14,996,076	6.7%
Consumer & other loans	3,136,208	1.3%	3,091,067	1.4%

Loans outstanding	236,786,193	100.0%	224,425,738	100.0%

Unearned interest and discount	(24,449)		(25,921)
Allowance for loan losses	(3,180,141)		(3,114,151)
Net loans	$233,581,603		$221,285,666

The Corporation’s only significant concentration of credit at June 30, 2015, occurred in real estate loans which totaled $181,992,620. However, this amount was not concentrated in any specific segment within the market or geographic area.

Certain 1-4 family mortgage loans are pledged to Federal Home Loan Bank to secure outstanding advances. At June 30, 2015, $34,278,712 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at June 30, 2015.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$18,675,013
After one year but within five years	38,025,410
After five years	10,092,080

Total	$66,792,503

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at June 30, 2015.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 46,808,048	$ 1,309,442	$ 48,117,490

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

Loans placed on nonaccrual status amounted to $1,057,831 and $785,572 at June 30, 2015, and December 31, 2014, respectively. There were $6,943 of past due loans over ninety days and still accruing at June 30, 2015, and no past due loans over 90 days and still accruing at December 31, 2014. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $7,834 for June 30, 2015, and $34,300 for December 31, 2014.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of June 30, 2015
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$532,612	$6,943	$539,555	$54,051	$51,063,759	$51,657,365
Real estate:
Construction loans	37,240	0	37,240	0	15,097,898	15,135,138
Commercial mortgage loans	356,228	0	356,228	0	83,844,076	84,200,304
Residential loans	2,734,916	0	2,734,916	96,565	64,973,122	67,804,603
Agricultural loans	61,920	0	61,920	905,888	13,884,767	14,852,575
Consumer & other loans	31,993	0	31,993	1,327	3,102,888	3,136,208

Total loans	$3,754,909	$6,943	$3,761,852	$1,057,831	$231,966,510	$236,786,193

	Age Analysis of Past Due Loans As of December 31, 2014
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$518,578	$0	$518,578	$25,500	$47,317,290	$47,861,368
Real estate:
Construction loans	233,734	0	233,734	0	12,023,451	12,257,185
Commercial mortgage loans	517,488	0	517,488	681,360	75,716,946	76,915,794
Residential loans	534,896	0	534,896	21,796	68,747,556	69,304,248
Agricultural loans	0	0	0	37,707	14,958,369	14,996,076
Consumer & other loans	70,142	0	70,142	19,209	3,001,716	3,091,067

Total loans	$1,874,838	$0	$1,874,838	$785,572	$221,765,328	$224,425,738

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

At June 30, 2015, and December 31, 2014, impaired loans amounted to $3,844,006 and $4,126,957, respectively. A reserve amount of $308,705 and $478,814 were recorded in the allowance for loan losses for these impaired loans as of June 30, 2015, and December 31, 2014, respectively.

The following tables present impaired loans, segregated by class of loans as of June 30, 2015, and December 31, 2014:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
June 30, 2015	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$208,849	$0	$208,849	$208,849	$112,284	$265,666	$4,171
Real estate:
Construction loans	199,897	79,097	0	79,097	0	105,535	8,691
Commercial mortgage loans	994,942	510,861	484,081	994,942	85,959	1,629,875	31,728
Residential loans	2,311,270	799,140	1,491,218	2,290,358	110,462	3,794,357	62,896
Agricultural loans	261,570	261,570	0	261,570	0	517,958	21,949
Consumer & other loans	9,190	9,190	0	9,190	0	8,464	445

Total loans	$3,985,718	$1,659,858	$2,184,148	$3,844,006	$308,705	$6,321,855	$129,880

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2014	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$202,323	$25,500	$176,823	$202,323	$99,067	$210,968	$12,192
Real estate:
Construction loans	208,121	87,321	0	87,321	0	76,555	17,925
Commercial mortgage loans	1,170,496	0	1,170,496	1,170,496	240,899	1,309,828	49,522
Residential loans	2,336,711	568,909	1,746,890	2,315,799	129,060	2,232,148	110,730
Agricultural loans	323,808	148,090	175,718	323,808	9,788	425,865	59,802
Consumer & other loans	30,953	27,210	0	27,210	0	23,937	1,324

Total loans	$4,272,412	$857,030	$3,269,927	$4,126,957	$478,814	$4,279,301	$251,495

At June 30, 2014, the year-to-date average recorded investment of impaired loans was $3,625,159 and the interest income received during impairment was $143,383.

At June 30, 2015, and December 31, 2014, included in impaired loans were $7,863 and $215,432, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at June 30, 2015, and December 31, 2014, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at June 30, 2015, and December 31, 2014. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 days past due.

	June 30, 2015
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	7,863	0	4	7,717	1	146
Total TDR’s	$7,863	$0	4	$7,717	1	$146

	December 31, 2014
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$31,713	$0	1	$31,713	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	175,718	0	1	175,718	0	0
Consumer & other loans	8,001	0	1	868	3	7,133
Total TDR’s	$215,432	$0	3	$208,299	3	$7,133

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at June 30, 2015, and December 31, 2014.

	June 30, 2015				December 31, 2014
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	1	$175,718	0	$0
Rate reduction	5	7,863	0	0	0	0	0	0
Rate reduction, payment modification	0	0	0	0	4	8,001	0	0
Forbearance of interest	0	0	0	0	1	31,713	0	0
Total	5	$7,863	0	$0	6	$215,432	0	$0

As of June 30, 2015, and December 31, 2014, the Corporation had a balance of $7,863 and $215,432, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at June 30, 2015, and $3,290 at December 31, 2014. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0 and $24,231 at June 30, 2015, and December 31, 2014, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2015.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of June 30, 2015, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of June 30, 2015, and December 31, 2014:

June 30, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$845,911	$0	$0	$26,499	$0	$368,000	$1,240,410
Grade 2- Above Avg.	0	0	0	85,112	377,476	0	462,588
Grade 3- Acceptable	26,851,450	5,669,970	29,534,429	32,477,566	9,977,585	1,609,739	106,120,739
Grade 4- Fair	23,180,791	8,199,319	50,891,540	29,520,667	2,792,636	1,115,925	115,700,878
Grade 5a- Watch	364,656	1,116,751	2,340,329	898,560	221,205	7,899	4,949,400
Grade 5b- OAEM	207,198	0	535,608	1,296,394	406,804	12,121	2,458,125
Grade 6- Substandard	180,230	149,098	898,398	3,499,805	1,076,869	18,626	5,823,026
Grade 7- Doubtful	27,129	0	0	0	0	3,898	31,027
Total loans	$51,657,365	$15,135,138	$84,200,304	$67,804,603	$14,852,575	$3,136,208	$236,786,193

December 31, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$926,512	$0	$0	$27,017	$0	$39,353	$992,882
Grade 2- Above Avg.	0	0	0	89,109	356,081	0	445,190
Grade 3- Acceptable	28,793,317	3,656,979	28,294,037	34,766,811	10,183,723	2,014,924	107,709,791
Grade 4- Fair	17,498,283	7,298,860	45,578,932	28,691,419	2,525,044	959,978	102,552,516
Grade 5a- Watch	392,644	1,135,991	1,411,604	795,450	0	868	3,736,557
Grade 5b- OAEM	38,414	0	590,011	1,240,299	1,755,510	31,872	3,656,106
Grade 6- Substandard	212,198	165,355	1,041,210	3,660,179	175,718	44,072	5,298,732
Grade 7- Doubtful	0	0	0	33,964	0	0	33,964
Total loans	$47,861,368	$12,257,185	$76,915,794	$69,304,248	$14,996,076	$3,091,067	$224,425,738

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and six month period ended June 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.02% for the six months ended June 30, 2015.

Three months ended June 30, 2015:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, March 31, 2015	$311,701	$1,043,083	$1,192,098	$308,606	$94,310	$184,523	$3,134,321

Charge-offs	42,090	0	0	0	0	7,129	49,219
Recoveries	33,963	0	0	6,545	0	9,531	50,039
Net charge-offs	8,127	0	0	(6,545)	0	(2,402)	(820)
Provisions charged to operations	(5,026)	0	0	61,405	(7,654)	(3,725)	45,000
Balance at end of period, June 30, 2015	$298,548	$1,043,083	$1,192,098	$376,556	$86,656	$183,200	$3,180,141

Six months ended June 30, 2015:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Charge-offs	66,586	0	0	0	0	19,954	86,540
Recoveries	34,950	0	0	14,907	0	12,673	62,530
Net charge-offs	31,636	0	0	(14,907)	0	7,281	24,010
Provisions charged to operations	30,334	0	0	48,827	0	10,839	90,000
Balance at end of period, June 30, 2015	$298,548	$1,043,083	$1,192,098	$376,556	$86,656	$183,200	$3,180,141

Ending balance -
Individually evaluated for impairment	$112,284	$0	$85,959	$110,462	$0	$0	$308,705
Collectively evaluated for impairment	186,264	1,043,083	1,106,139	266,094	86,656	183,200	2,871,436
Balance at end of period	$298,548	$1,043,083	$1,192,098	$376,556	$86,656	$183,200	$3,180,141

Loans :
Ending balance -
Individually evaluated for impairment	$222,199	$1,035,603	$3,188,936	$3,472,176	$1,076,870	$9,190	$9,004,974
Collectively evaluated for impairment	51,435,166	14,099,535	81,011,368	64,332,427	13,775,705	3,127,018	227,781,219
Balance at end of period	$51,657,365	$15,135,138	$84,200,304	$67,804,603	$14,852,575	$3,136,208	$236,786,193

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2014.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Charge-offs	37,186	120,800	0	157,744	0	25,647	341,377
Recoveries	11,957	0	0	30,247	0	5,763	47,967
Net charge-offs	25,229	120,800	0	127,497	0	19,884	293,410
Provisions charged to operations	27,533	131,830	0	139,150	9,788	21,699	330,000
Balance at end of period, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Ending balance -
Individually evaluated for impairment	$99,067	$0	$240,899	$129,060	$9,788	$0	$478,814
Collectively evaluated for impairment	200,783	1,043,083	951,199	183,762	76,868	179,642	2,635,337
Balance at end of period	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Loans :
Ending balance -
Individually evaluated for impairment	$202,323	$1,066,771	$2,623,475	$3,415,987	$1,317,256	$27,210	$8,653,022
Collectively evaluated for impairment	47,659,045	11,190,414	74,292,319	65,888,261	13,678,820	3,063,857	215,772,716
Balance at end of period	$47,861,368	$12,257,185	$76,915,794	$69,304,248	$14,996,076	$3,091,067	$224,425,738

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

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks, and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through June 2015. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the second quarter of 2015, noninterest income was 21.2% of the Corporation’s total revenue.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve positive results in the second quarter of 2015. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

The Corporation’s nonperforming assets decreased by $277 thousand to $1.2 million at the end of June 2015, compared with the same period last year. Foreclosed assets decreased $336 thousand compared with the second quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of June 30, 2015, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at June 30, 2015, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At June 30, 2015, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2015, total capital increased $1.2 million to $35.5 million and increased $2.4 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.09% as of June 30, 2015, and average equity-to-average asset ratio for the second quarter ending June 30, 2015, of 8.99%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2015, was $865 thousand, up $128 thousand, or 17.3%, from net income of $737 thousand for the second quarter of 2014. This increase in net income was primarily due to an increase of $182 thousand in net interest income and a $137 thousand decrease in noninterest expense. This was partially offset by a decrease of $201 thousand in noninterest income of which $133 thousand was related to a decrease in income from mortgage banking services when compared with the second quarter of 2014.

On a per share basis, net income for the second quarter was $.34 per diluted share compared with $.28 per diluted share for the same quarter in 2014. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as second quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2015	2015	2014	2014	2014
Return on average total assets	0.87%	0.82%	0.69%	0.86%	0.77%
Return on average total equity	9.69%	9.21%	7.75%	9.57%	8.95%
Average shareholders’ equity to average total assets	8.99%	8.89%	8.97%	8.97%	8.56%
Net interest margin (tax equivalent)	4.12%	3.96%	4.03%	4.14%	4.02%

Comparison of Statements of Income for the Quarter

Total interest income increased $172 thousand to $3.9 million for the three months ended June 30, 2015, compared with the same period in 2014, reflecting an increase in interest income and fees on loans of $150 thousand due to loan growth. This increase was accompanied by $27 thousand higher interest income from investment securities. Interest income from deposits in other banks declined $6 thousand when compared with the second quarter of 2014.

Total interest expense decreased $11 thousand to $324 thousand in the second quarter of 2015 compared with the same period in 2014. Interest on total borrowings decreased $14 thousand compared with the same quarter in 2014 due to lower rates on borrowings. Interest paid on deposits increased slightly by $4 thousand during the second quarter of 2015.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.6 million for the second quarter of 2015 compared with $3.4 million in net interest income in the 2014 second quarter. Net interest income after provision for loan losses for the second quarter of 2015 was $3.5 million compared with $3.3 million for the same period in 2014. The second quarter provision for loan losses was $45 thousand in 2015, down from $75 thousand in 2014. The Corporation’s net interest margin was 4.12% for the second quarter of 2015, up 10 basis points from the same period last year. The increase in net interest margin was a result of a favorable shift in asset mix resulting in a 16 basis point increase in average rate earned on interest-earning assets.

Noninterest income, at 21.2% of the Corporation’s total revenue for the quarter, was $1.0 million for the second quarter, decreasing 16.1% compared with the same period in 2014. The majority of the decrease in noninterest income was due to $133 thousand lower income from mortgage banking fees, down 63.1% from the second quarter last year. Also, income from service charges on deposit accounts declined $67 thousand compared with the 2014 second quarter. Partially offsetting these decreases, income from trust services and retail brokerage services increased $10 thousand and $6 thousand, respectively, compared with the second quarter last year. A $4 thousand gain on the sale of securities was recognized in the second quarter of 2015 as a result of selling $4.0 million in short-term U.S. Government Agency securities and $517 thousand in mortgage-backed securities in order to provide liquidity and remove small lots of mortgage-backed securities. These small lots of held to maturity mortgage-backed securities sold were paid down to over 85% of face value. Income from insurance services remained flat compared with the same quarter last year.

Noninterest expense decreased $137 thousand to $3.5 million for the second quarter of 2015 compared with the second quarter of 2014. The largest component of noninterest expense, salaries and employee benefits, decreased $108 thousand to $2.0 million for the second quarter mainly due to leveraging human resources. Other operating expenses also declined $83 thousand compared to the second quarter last year mostly due to lower various professional fees. These decreases were partially offset by increases in data processing, occupancy, and equipment expenses of $30 thousand, $18 thousand, and $5 thousand, respectively, compared with the second quarter a year ago.

Comparison of Statements of Income for the Six-month Period

Total interest income for the first six months of 2015 increased $313 thousand to $7.6 million when compared with the same period in 2014. This increase was primarily due to a $202 thousand increase in interest and fees from loans due to a $7.9 million higher average loan volume. Interest income from investment securities also increased by $130 thousand due to an $11.5 million higher average volume of investment securities when compared with the first six months of last year. Partially offsetting these increases, interest on deposits in other banks decreased $19 thousand compared to the same period last year.

Total interest expense for the six-month period ended June 30, 2015, decreased $96 thousand, or 13.1%, to $639 thousand compared with the same period in 2014. The decrease in interest expense was related to lower interest on total borrowings of $95 thousand for the first six months of 2015 compared with the same period last year due to an 89 basis point decrease in average rate paid on borrowings. Interest paid on interest-bearing deposits decreased $2 thousand compared with the first six months of 2014.

Net interest income for the first six months of 2015 was 6.3% higher at $7.0 million compared with $6.5 million for the same period in 2014. Net interest income after provision for loan losses was $6.9 million for the first six months of 2015 compared with $6.4 million for the same period 2014. The provision for loan losses was $90 thousand in the first six months of 2015, down from $180 thousand for the same period of 2014. Net interest margin was 4.04% for the first half of 2015, up 14 basis points from 3.90% for the same period last year.

For the first half of 2015, noninterest income was $2.2 million, down $382 thousand, or 14.8%, compared with the same period in 2014. The decrease was primarily attributed to a $190 thousand decrease in income from mortgage banking services as well as a $151 thousand higher gain on the sale of securities which benefited the prior year. Also, service charges on deposit accounts declined $100 thousand compared with the first half of 2014. Partially offsetting these decreases, income from insurance, trust and retail brokerage services increased $28 thousand, $25 thousand and $7 thousand, respectively.

Noninterest expense decreased $152 thousand for the first six months of 2015 compared with the same period last year mainly attributed to a decrease in salary and employee benefits of $167 thousand. Other operating expenses and amortization of intangible assets have also decreased $58 thousand and $29 thousand, respectively. These decreases were partially offset by increases in data processing, occupancy and equipment expenses of $50 thousand, $47 thousand and $6 thousand when compared with the same period in 2014.

Comparison of Financial Condition Statements

At June 30, 2015, total assets were $391.0 million, a $16.7 million increase from December 31, 2014. Changes in earning asset mix were primarily noted in a $12.4 million growth in total loans, an $8.1 million increase in interest-bearing deposits in other banks, and a $3.6 million decrease in investment securities. Total deposits increased $11.9 million for the first six months of 2015. This growth was primarily in noninterest-bearing deposits.

Total loans increased $12.4 million to $236.8 million at June 30, 2015, compared with $224.4 million at December 31, 2014. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 60.6% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 32.9% of total assets at June 30, 2015. Compared with December 31, 2014, interest-bearing deposits in other banks increased $8.1 million, investment securities decreased $3.6 million, and certificates of deposit in other banks remained the same. This resulted in an overall increase in investments of $4.5 million since December 31, 2014.

Deposits increased to $321.8 million at the end of the first half of 2015, up $11.9 million from the end of 2014. The increase was primarily in noninterest-bearing demand deposits with slight increases in NOW accounts and savings accounts. At June 30, 2015, total deposits represented 82.3% of total assets.

Total debt increased by $4 million to $31.2 million when compared with the end of last year. With loan growth outpacing deposit growth, a $4 million short-term FHLB advance was added in the second quarter of 2015 to accommodate seasonal liquidity needs. Of the $31.2 million in other borrowings, $5.1 million was short-term principal-reducing debt with principal payments due in July and September 2015. The Corporation will repay these to the Federal Home Loan Bank.

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

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.34% of total loans outstanding at June 30, 2015, compared with 1.39% at December 31, 2014, and 1.38% at June 30, 2014. Net recoveries in the 2015 second quarter were $1 thousand compared with net charge-offs of $22 thousand in the second quarter of 2014. Management considers the allowance for loan losses as of June 30, 2015, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.2 million, or 0.30% of total assets, in the second quarter of 2015, up slightly from $1.1 million, or 0.28% of total assets, at the end of 2014, and relatively flat from $1.4 million, or 0.38% of total assets in the same period last year. Nonaccrual loans were $1.1 million in the second quarter of 2015 mostly concentrated in one $906 thousand agricultural real estate relationship. There were $102 thousand of foreclosed properties in nonperforming assets at the end of the second quarter of 2015 compared with $438 thousand at the end of last year’s second quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	June 30, 2015	June 30, 2014
Commitments to extend credit	$26,396	$16,468
Standby letters of credit and financial guarantees	$975	$73

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At June 30, 2015, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.51%, which is over 55 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	June 30, 2015	For Well Capitalized	Minimum Guidelines	2019 Required Minimum Capital plus buffer at 2.5%
Common Equity Tier 1 capital	14.26%	6.50%	4.50%	7.00%
Tier 1 capital	14.26%	8.00%	6.00%	8.50%
Total risk based capital	15.51%	10.00%	8.00%	10.50%
Tier 1 leverage ratio	9.08%	5.00%	4.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	June 30, 2015	For Well Capitalized	Minimum Guidelines	2019 Required Minimum Capital plus buffer at 2.5%
Common Equity Tier 1 capital	13.43%	6.50%	4.50%	7.00%
Tier 1 capital	13.43%	8.00%	6.00%	8.50%
Total risk based capital	14.68%	10.00%	8.00%	10.50%
Tier 1 leverage ratio	8.55%	5.00%	4.00%

As of June 30, 2015, the most recent notifications from the FDIC categorized the Bank as “well-capitalized” under current regulations.

The Basel III Capital Rules became effective for the Bank on January 1, 2015, subject to a phase in period. The Corporation currently meets the requirements of the exemption as a small bank holding company, which generally includes bank holding companies with less than $1 billion in total consolidated assets.

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

In June 2015, the Corporation paid a quarterly cash dividend of $0.10 per common share. A cash dividend of $0.10 per common share was also paid in March 2015, up from a cash dividend of $0.08 per common share paid quarterly in 2014. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three months and six months ended June 30, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months and six months ended June 30, 2015, and 2014; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

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

GEORGE R. KIRKLAND
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
OFFICER AND TREASURER

Date: August 14, 2015

