Form 10-Q
period 2015-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2015-11-13
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2015

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At September 30, 2015
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets - September 30, 2015 (unaudited) and
	December 31, 2014 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months and
	the nine months ended September 30, 2015 and 2014.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and the nine months ended September 30, 2015 and 2014.	4

d.	Consolidated statements of cash flows (unaudited) for the nine months
	ended September 30, 2015 and 2014.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	39

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	40

SIGNATURE		41

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2015 and December 31, 2014
	(Unaudited)	(Audited)
	September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$7,741,026	$6,782,566
Interest-bearing deposits in other banks	13,556,747	5,776,131
Cash and cash equivalents	21,297,773	12,558,697

Certificates of deposit in other banks	1,225,000	1,470,000

Investment securities available for sale, at fair value	49,588,837	53,837,956
Investment securities held to maturity (fair value
approximates $62,636,552 and $62,841,404)	61,336,556	61,587,819
Federal Home Loan Bank stock, at cost	1,614,200	1,560,000
Total investment securities	112,539,593	116,985,775

Loans	239,105,986	224,425,738
Less: Unearned income	(20,206)	(25,921)
Allowance for loan losses	(3,180,110)	(3,114,151)
Loans, net	235,905,670	221,285,666

Premises and equipment, net	11,356,010	11,756,267
Foreclosed assets, net	0	273,653
Intangible assets	54,688	66,406
Bank owned life insurance	5,194,073	5,104,173
Other assets	4,648,633	4,779,573

Total assets	$392,221,440	$374,280,210

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$24,823,134	$22,889,731
Money Market	99,127,931	99,918,017
Savings	29,773,788	28,156,220
Certificates of deposit $100,000 and over	25,354,420	31,366,996
Other time accounts	48,978,513	46,299,767
Total interest-bearing deposits	228,057,786	228,630,731
Noninterest-bearing deposits	94,714,395	81,342,861
Total deposits	322,772,181	309,973,592

Short-term borrowed funds	6,733,333	5,133,333
Long-term debt	23,333,333	22,066,667
Other liabilities	2,877,636	2,771,236
Total liabilities	355,716,483	339,944,828

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	26,781,225	25,014,980
Accumulated other comprehensive loss	(157,841)	(561,171)
Treasury stock, at cost 1,745,998 shares for 2015
and 2014	(26,113,795)	(26,113,795)
Total stockholders' equity	36,504,957	34,335,382

Total liabilities and stockholders' equity	$392,221,440	$374,280,210

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2015	2014	2015	2014
Interest income:
Interest and fees on loans	$3,215,018	$3,066,809	$9,424,445	$9,074,278
Interest on taxable securities available for sale	264,592	270,300	825,897	765,842
Interest on taxable securities held to maturity	60,699	80,051	198,004	253,583
Interest on tax exempt securities	313,436	264,330	929,409	790,511
Dividends	17,941	26,299	53,613	51,216
Interest on deposits in other banks	14,426	5,837	41,530	39,674
Interest on certificates of deposit in other banks	2,877	8,573	9,652	27,210
Total interest income	3,888,989	3,722,199	11,482,550	11,002,314

Interest expense:
Interest on deposits	202,174	177,944	588,348	565,788
Interest on federal funds purchased	86	59	423	62
Interest on other short-term borrowings	18,688	13,432	47,245	153,845
Interest on long-term debt	104,398	114,554	328,493	321,782
Total interest expense	325,346	305,989	964,509	1,041,477
Net interest income	3,563,643	3,416,210	10,518,041	9,960,837
Provision for loan losses	51,300	75,000	141,300	255,000
Net interest income after provision for loan losses	3,512,343	3,341,210	10,376,741	9,705,837

Noninterest income:
Service charges on deposit accounts	283,612	307,391	839,519	963,044
Income from trust services	52,552	74,472	190,408	187,691
Income from retail brokerage services	82,436	79,788	280,638	270,493
Income from insurance services	331,052	284,680	1,066,898	992,343
Income from mortgage banking services	79,657	188,501	235,666	534,573
Net gain on sale or disposition of assets	252	36,196	22,092	56,643
Net gain on sale of securities	0	139,057	3,587	293,508
Other income	178,925	173,076	575,519	572,866
Total noninterest income	1,008,486	1,283,161	3,214,327	3,871,161

Noninterest expense:
Salaries and employee benefits	1,907,517	2,134,177	5,879,758	6,273,358
Occupancy expense	298,935	271,402	855,002	780,925
Equipment expense	226,560	227,359	664,623	659,622
Data processing expense	313,905	281,627	921,314	839,130
Amortization of intangible assets	3,906	3,906	11,719	41,025
Other operating expenses	708,257	694,121	2,107,120	2,151,140
Total noninterest expenses	3,459,080	3,612,592	10,439,536	10,745,200
Income before income taxes	1,061,749	1,011,779	3,151,532	2,831,798
Provision for income taxes	204,468	208,223	620,936	590,308
Net income	$857,281	$803,556	2,530,596	$2,241,490

Earnings per share of common stock:
Net income, basic	$0.33	$0.32	$0.99	$0.88
Net income, diluted	$0.33	$0.32	$0.99	$0.88
Dividends paid per share	$0.10	$0.08	$0.30	$0.24
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2015	2014	2015	2014

Net income	$857,281	$803,556	$2,530,596	$2,241,490
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale	561,405	(187,152)	614,693	1,039,319
Reclassification adjustment for gains realized in income	0	(139,057)	(3,587)	(293,508)
Less: Tax effect	190,878	(110,911)	207,776	253,576
Total other comprehensive income (loss), net of tax	370,527	(215,298)	403,330	492,235
Total comprehensive income	$1,227,808	$588,258	$2,933,926	$2,733,725

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	(Unaudited)	(Unaudited)
	2015	2014
Cash flows from operating activities:
Net income	$2,530,596	$2,241,490
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	141,300	255,000
Depreciation	711,978	667,168
Net amortization of investment securities	236,511	244,487
Income on cash surrender value of bank owned life insurance	(110,281)	(86,500)
Amortization of intangibles	11,719	41,025
Gain on sale/writedown of foreclosed assets	(12,787)	(56,909)
Net gain on sale of securities	(3,587)	(293,508)
Net gain on disposal of other assets	(9,305)	267
Change in:
Other assets	(88,838)	571,446
Other liabilities	49,210	(305,207)
Net cash provided by operating activities	3,456,516	3,278,759

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	3,115,158	2,259,476
Proceeds from calls, paydowns and maturities of securities AFS	1,892,662	2,111,002
Proceeds from Federal Home Loan Bank stock repurchase	141,600	845,000
Proceeds from sale of securities available for sale	4,044,500	2,208,318
Proceeds from sale of securities held to maturity	516,746	0
Proceeds from maturities of certificates of deposit in other banks	245,000	490,000
Purchase of securities held to maturity	(3,583,857)	(1,592,828)
Purchase of securities available for sale	(1,094,645)	(16,940,414)
Purchase of Federal Home Loan Bank Stock	(195,800)	(954,000)
Net change in loans	(14,611,304)	(7,656,773)
Proceeds from bank owned life insurance	30,011	0
Purchase of premises and equipment	(319,416)	(2,168,052)
Proceeds from sales of other assets	201,000	424,067
Net cash used in investing activities	(9,618,345)	(20,974,204)

Cash flows from financing activities:
Net change in deposits	12,798,589	850,602
Payment of short-term portion of long-term debt	(5,133,333)	(18,800,000)
Proceeds from issuance of short-term debt	1,600,000	13,000,000
Proceeds from issuance of long-term debt	6,400,000	10,000,000
Cash dividends paid	(764,351)	(611,481)
Net cash provided by financing activities	14,900,905	4,439,121

Increase (decrease) in cash and cash equivalents	8,739,076	(13,256,324)
Cash and cash equivalents - beginning of period	12,558,697	35,370,160
Cash and cash equivalents - end of period	$21,297,773	$22,113,836

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$0	$260,548
Sale of foreclosed properties	$150,000	$0
Unrealized gain on securities available for sale	$611,106	$745,810
Net reclass between short and long-term debt	$5,133,333	$5,133,333

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in Colquitt County, Baker County, Worth County, Lowndes County and the surrounding counties of southwest Georgia. Our first full-service banking center in Valdosta, Georgia opened in June 2010, and a mortgage origination office was opened in January 2011 in Valdosta, Georgia. Our second banking center in Valdosta opened in March 2012. A commercial banking center in Valdosta, Georgia was completed and opened in August of 2014.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $5,302,382 at September 30, 2015.

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

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of less than four years.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At September 30, 2015, and December 31, 2014, the policies had a value of $5,194,073 and $5,104,173, respectively, and were 14.2% and 14.9%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Servicing and Origination Fees on Loans

The Corporation from the Bank’s subsidiary, Empire, recognizes as income in the current period all loan origination and brokerage fees collected on loans originated and closed for investing participants. Empire provides commercial mortgage banking services and was servicing approximately $24 million in non-recourse commercial mortgages at September 30, 2015. Loan servicing fees are based on a percentage of loan interest paid by the borrower and recognized over the term of the loan as loan payments are received. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. Fees charged for continuing servicing fees are comparable with market rates charged in the industry. Based on these facts and after a thorough analysis and evaluation of deferred mortgage servicing costs as defined under ASC Topic 860, Transfers and Servicing, unrecognized mortgage servicing assets are considered insignificant and immaterial to be recognized. Late charges assessed on past due payments are recognized as income by the Corporation when collected.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $33,927 and $109,849 for the three and nine month periods ended September 30, 2015.

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

As of September 30, 2015, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

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

As of September 30, 2015, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since September 30, 2015, that management believes has changed the Bank’s status as “well-capitalized.”

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014.

September 30, 2015	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$41,106,439	$0	$41,106,439
State and municipal securities	0	1,946,489	0	1,946,489
Residential mortgage-backed securities	0	4,019,239	0	4,019,239
Corporate notes	0	2,504,670	0	2,504,670
Equity securities	0	12,000	0	12,000
Total	$0	$49,588,837	$0	$49,588,837

December 31, 2014	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. Government Agency securities	$0	$45,492,925	$0	$45,492,925
State and municipal securities	0	874,667	0	874,667
Residential mortgage-backed securities	0	4,971,644	0	4,971,644
Corporate notes	0	2,498,720	0	2,498,720
Total	$0	$53,837,956	$0	$53,837,956

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2015 and December 31, 2014.

September 30, 2015	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$0	$0
Impaired loans	0	0	3,331,232	3,331,232
Total assets at fair value	$0	$0	$3,331,232	$3,331,232

December 31, 2014	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$273,653	$273,653
Impaired loans	0	0	3,648,143	3,648,143
Total assets at fair value	$0	$0	$3,921,796	$3,921,796

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2015, and December 31, 2014, are as follows:

		Estimated Fair Value
September 30, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$21,298	$21,298	$0	$0	$21,298
Certificates of deposit in other banks	1,225	1,225	0	0	1,225
Investment securities available for sale	49,589	0	49,589	0	49,589
Investment securities held to maturity	61,337	0	62,637	0	62,637
Federal Home Loan Bank stock	1,614	0	1,614	0	1,614
Loans, net	235,906	0	230,672	3,331	234,003
Liabilities:
Deposits	322,772	0	323,080	0	323,080
FHLB advances	30,067	0	30,648	0	30,648

		Estimated Fair Value
December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$12,559	$12,559	$0	$0	$12,559
Certificates of deposit in other banks	1,470	1,470	0	0	1,470
Investment securities available for sale	53,838	0	53,838	0	53,838
Investment securities held to maturity	61,588	0	62,841	0	62,841
Federal Home Loan Bank stock	1,560	0	1,560	0	1,560
Loans, net	221,286	0	217,651	3,648	221,299
Liabilities:
Deposits	309,974	0	310,234	0	310,234
FHLB advances	27,200	0	27,621	0	27,621

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at September 30, 2015, and December 31, 2014, were as follows:

Securities Available For Sale:

September 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$40,069,069	$1,093,040	$55,670	$41,106,439
State and municipal securities	1,962,594	0	16,105	1,946,489
Residential mortgage-backed securities	3,855,082	164,157	0	4,019,239
Corporate notes	2,496,175	9,525	1,030	2,504,670
Total debt securities AFS	48,382,920	1,266,722	72,805	49,576,837
Equity securities	12,000	0	0	12,000

Total securities AFS	$48,394,920	$1,266,722	$72,805	$49,588,837

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. Government Agency securities	$45,121,060	$758,874	$387,009	$45,492,925
State and municipal securities	880,580	0	5,913	874,667
Residential mortgage-backed securities	4,757,738	215,276	1,370	4,971,644
Corporate notes	2,495,765	4,255	1,300	2,498,720

Total securities AFS	$53,255,143	$978,405	$395,592	$53,837,956

Securities Held to Maturity:

September 30, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$54,814,561	$1,052,467	$54,016	$55,813,012
Residential mortgage-backed securities	6,521,995	301,545	0	6,823,540

Total securities HTM	$61,336,556	$1,354,012	$54,016	$62,636,552

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$53,058,749	$958,434	$87,772	$53,929,411
Residential mortgage-backed securities	8,529,070	382,923	0	8,911,993

Total securities HTM	$61,587,819	$1,341,357	$87,772	$62,841,404

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

September 30, 2015	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$660	$999,340	$55,010	$6,944,990
State and municipal securities	16,105	1,946,490	0	0
Residential mortgage-backed securities	0	0	0	0
Corporate notes	1,030	498,970	0	0
Total debt securities available for sale	17,795	3,444,800	55,010	6,944,990
Equity securities	0	0	0	0
Total securities available for sale	$17,795	$3,444,800	$55,010	$6,944,990

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$49,032	$7,384,830	$4,984	$1,111,926
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$49,032	$7,384,830	$4,984	$1,111,926

December 31, 2014	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. Government Agency securities	$17,172	$2,630,919	$369,837	$19,667,408
State and municipal securities	0	0	5,913	874,667
Residential mortgage-backed securities	1,300	498,700	0	0
Corporate notes	0	0	1,370	594,923
Total securities available for sale	$18,472	$3,129,619	$377,120	$21,136,998

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$34,956	$9,199,455	$52,816	$4,130,041
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$34,956	$9,199,455	$52,816	$4,130,041

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

At September 30, 2015, the debt securities with unrealized losses have depreciated 0.7% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at September 30, 2015 and December 31, 2014, were as follows:

	September 30, 2015		December 31, 2014

Commercial, financial and agricultural loans	$51,760,609	21.6%	$47,861,368	21.3%
Real estate:
Construction loans	15,735,675	6.6%	12,257,185	5.4%
Commercial mortgage loans	87,000,052	36.4%	76,915,794	34.3%
Residential loans	65,416,041	27.4%	69,304,248	30.9%
Agricultural loans	16,115,915	6.7%	14,996,076	6.7%
Consumer & other loans	3,077,694	1.3%	3,091,067	1.4%

Loans outstanding	239,105,986	100.0%	224,425,738	100.0%

Unearned interest and discount	(20,206)		(25,921)
Allowance for loan losses	(3,180,110)		(3,114,151)
Net loans	$235,905,670		$221,285,666

The Corporation’s only significant concentration of credit at September 30, 2015, occurred in real estate loans which totaled $184,267,683. However, this amount was not concentrated in any specific segment within the market or geographic area.

Certain 1-4 family mortgage loans are pledged to Federal Home Loan Bank to secure outstanding advances. At September 30, 2015, $34,082,202 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at September 30, 2015.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$19,712,301
After one year but within five years	35,575,228
After five years	12,208,755

Total	$67,496,284

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at September 30, 2015.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 46,552,102	$ 1,231,881	$ 47,783,983

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

Loans placed on nonaccrual status amounted to $1,358,842 and $785,572 at September 30, 2015, and December 31, 2014, respectively. There were no past due loans over ninety days and still accruing at September 30, 2015, or December 31, 2014. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $26,049 for September 30, 2015, and $34,300 for December 31, 2014.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of September 30, 2015
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$777,406	$0	$777,406	$45,842	$50,937,361	$51,760,609
Real estate:
Construction loans	0	0	0	0	15,735,675	15,735,675
Commercial mortgage loans	1,160,479	0	1,160,479	0	85,839,573	87,000,052
Residential loans	1,909,654	0	1,909,654	406,923	63,099,464	65,416,041
Agricultural loans	0	0	0	906,077	15,209,838	16,115,915
Consumer & other loans	30,724	0	30,724	0	3,046,970	3,077,694

Total loans	$3,878,263	$0	$3,878,263	$1,358,842	$233,868,881	$239,105,986

	Age Analysis of Past Due Loans As of December 31, 2014
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$518,578	$0	$518,578	$25,500	$47,317,290	$47,861,368
Real estate:
Construction loans	233,734	0	233,734	0	12,023,451	12,257,185
Commercial mortgage loans	517,488	0	517,488	681,360	75,716,946	76,915,794
Residential loans	534,896	0	534,896	21,796	68,747,556	69,304,248
Agricultural loans	0	0	0	37,707	14,958,369	14,996,076
Consumer & other loans	70,142	0	70,142	19,209	3,001,716	3,091,067

Total loans	$1,874,838	$0	$1,874,838	$785,572	$221,765,328	$224,425,738

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

At September 30, 2015, and December 31, 2014, impaired loans amounted to $3,605,697 and $4,126,957, respectively. A reserve amount of $274,465 and $478,814 were recorded in the allowance for loan losses for these impaired loans as of September 30, 2015, and December 31, 2014, respectively.

The following tables present impaired loans, segregated by class of loans as of September 30, 2015, and December 31, 2014:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
September 30, 2015	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$170,030	$0	$170,030	$170,030	$90,455	$301,824	$5,956
Real estate:
Construction loans	196,735	75,935	0	75,935	0	120,456	11,879
Commercial mortgage loans	986,671	504,272	482,399	986,671	84,277	1,867,491	44,563
Residential loans	2,128,527	794,713	1,312,902	2,107,615	99,733	3,884,213	83,305
Agricultural loans	259,829	259,829	0	259,829	0	579,228	23,390
Consumer & other loans	5,617	5,617	0	5,617	0	5,416	692

Total loans	$3,747,409	$1,640,366	$1,965,331	$3,605,697	$274,465	$6,758,628	$169,785

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2014	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$202,323	$25,500	$176,823	$202,323	$99,067	$210,968	$12,192
Real estate:
Construction loans	208,121	87,321	0	87,321	0	76,555	17,925
Commercial mortgage loans	1,170,496	0	1,170,496	1,170,496	240,899	1,309,828	49,522
Residential loans	2,336,711	568,909	1,746,890	2,315,799	129,060	2,232,148	110,730
Agricultural loans	323,808	148,090	175,718	323,808	9,788	425,865	59,802
Consumer & other loans	30,953	27,210	0	27,210	0	23,937	1,324

Total loans	$4,272,412	$857,030	$3,269,927	$4,126,957	$478,814	$4,279,301	$251,495

At September 30, 2014, the year-to-date average recorded investment of impaired loans was $3,580,921 and the interest income received during impairment was $243,341.

At September 30, 2015, and December 31, 2014, included in impaired loans were $5,616 and $215,432, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and non-accrual at September 30, 2015, and December 31, 2014, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at September 30, 2015, and December 31, 2014. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 days past due.

	September 30, 2015
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	5,616	0	4	5,616	0	0
Total TDR’s	$5,616	$0	4	$5,616	0	$0

	December 31, 2014
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$31,713	$0	1	$31,713	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	175,718	0	1	175,718	0	0
Consumer & other loans	8,001	0	1	868	3	7,133
Total TDR’s	$215,432	$0	3	$208,299	3	$7,133

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at September 30, 2015, and December 31, 2014.

	September 30, 2015				December 31, 2014
	Accruing		Non-accruing		Accruing		Non-accruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	1	$175,718	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	4	5,616	0	0	4	8,001	0	0
Forbearance of interest	0	0	0	0	1	31,713	0	0
Total	4	$5,616	0	$0	6	$215,432	0	$0

As of September 30, 2015, and December 31, 2014, the Corporation had a balance of $5,616 and $215,432, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at September 30, 2015, and $3,290 at December 31, 2014. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0 and $24,231 at September 30, 2015, and December 31, 2014, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2015.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of September 30, 2015, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of September 30, 2015, and December 31, 2014:

September 30, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$801,554	$0	$0	$26,246	$0	$422,326	$1,250,126
Grade 2- Above Avg.	0	0	0	10,688	390,476	0	401,164
Grade 3- Acceptable	26,474,520	5,746,270	26,650,466	31,392,542	10,372,814	1,641,933	102,278,545
Grade 4- Fair	23,761,279	8,737,482	56,610,340	28,270,458	3,667,515	977,646	122,024,720
Grade 5a- Watch	132,214	1,106,999	2,320,705	788,597	217,150	6,476	4,572,141
Grade 5b- OAEM	401,132	0	527,745	1,479,499	392,661	11,074	2,812,111
Grade 6- Substandard	48,947	144,924	890,796	3,448,011	1,075,299	17,513	5,625,490
Grade 7- Doubtful	140,963	0	0	0	0	726	141,689
Total loans	$51,760,609	$15,735,675	$87,000,052	$65,416,041	$16,115,915	$3,077,694	$239,105,986

December 31, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$926,512	$0	$0	$27,017	$0	$39,353	$992,882
Grade 2- Above Avg.	0	0	0	89,109	356,081	0	445,190
Grade 3- Acceptable	28,793,317	3,656,979	28,294,037	34,766,811	10,183,723	2,014,924	107,709,791
Grade 4- Fair	17,498,283	7,298,860	45,578,932	28,691,419	2,525,044	959,978	102,552,516
Grade 5a- Watch	392,644	1,135,991	1,411,604	795,450	0	868	3,736,557
Grade 5b- OAEM	38,414	0	590,011	1,240,299	1,755,510	31,872	3,656,106
Grade 6- Substandard	212,198	165,355	1,041,210	3,660,179	175,718	44,072	5,298,732
Grade 7- Doubtful	0	0	0	33,964	0	0	33,964
Total loans	$47,861,368	$12,257,185	$76,915,794	$69,304,248	$14,996,076	$3,091,067	$224,425,738

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and nine month period ended September 30, 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.04% for the nine months ended September 30, 2015.

Three months ended September 30, 2015:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, June 30, 2015	$298,548	$1,043,083	$1,192,098	$376,556	$86,656	$183,200	$3,180,141

Charge-offs	42,712	0	0	33,238	0	1,474	77,424
Recoveries	6,537	0	0	1,786	0	17,770	26,093
Net charge-offs	36,175	0	0	31,452	0	(16,296)	51,331
Provisions charged to operations	36,153	0	0	31,433	0	(16,286)	51,300
Balance at end of period, September 30, 2015	$298,526	$1,043,083	$1,192,098	$376,537	$86,656	$183,210	$3,180,110

 Nine months ended September 30, 2015:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Charge-offs	109,298	0	0	33,238	0	21,428	163,964
Recoveries	41,487	0	0	16,693	0	30,443	88,623
Net charge-offs	67,811	0	0	16,545	0	(9,015)	75,341
Provisions charged to operations	66,487	0	0	80,260	0	(5,447)	141,300
Balance at end of period, September 30, 2015	$298,526	$1,043,083	$1,192,098	$376,537	$86,656	$183,210	$3,180,110

Ending balance -
Individually evaluated for impairment	$90,455	$0	$84,277	$99,733	$0	$0	$274,465
Collectively evaluated for impairment	208,071	1,043,083	1,107,821	276,804	86,656	183,210	2,905,645
Balance at end of period	$298,526	$1,043,083	$1,192,098	$376,537	$86,656	$183,210	$3,180,110

Loans :
Ending balance -
Individually evaluated for impairment	$183,193	$1,023,852	$3,160,521	$3,424,634	$1,075,300	$5,617	$8,873,117
Collectively evaluated for impairment	51,577,416	14,711,823	83,839,531	61,991,407	15,040,615	3,072,077	230,232,869
Balance at end of period	$51,760,609	$15,735,675	$87,000,052	$65,416,041	$16,115,915	$3,077,694	$239,105,986

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2014.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Charge-offs	37,186	120,800	0	157,744	0	25,647	341,377
Recoveries	11,957	0	0	30,247	0	5,763	47,967
Net charge-offs	25,229	120,800	0	127,497	0	19,884	293,410
Provisions charged to operations	27,533	131,830	0	139,150	9,788	21,699	330,000
Balance at end of period, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Ending balance -
Individually evaluated for impairment	$99,067	$0	$240,899	$129,060	$9,788	$0	$478,814
Collectively evaluated for impairment	200,783	1,043,083	951,199	183,762	76,868	179,642	2,635,337
Balance at end of period	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Loans :
Ending balance -
Individually evaluated for impairment	$202,323	$1,066,771	$2,623,475	$3,415,987	$1,317,256	$27,210	$8,653,022
Collectively evaluated for impairment	47,659,045	11,190,414	74,292,319	65,888,261	13,678,820	3,063,857	215,772,716
Balance at end of period	$47,861,368	$12,257,185	$76,915,794	$69,304,248	$14,996,076	$3,091,067	$224,425,738

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically in Valdosta, Georgia, with a full-service banking center that opened in June 2010 and a mortgage origination office that opened in January 2011 and, in 2014, relocated to the banking center. Continuing our expansion in the Valdosta market, we opened our second banking center in March 2012. A commercial banking center in Valdosta, Georgia, was completed and opened in August of 2014.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks, and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. For example, after the overnight borrowing rate for banks reached 5.25% in September 2007, the Federal Reserve Bank began decreasing it incrementally until it had been decreased by approximately 5% to a range of 0% to 0.25%. This historically low interest rate level has remained unchanged for the period from October 2008 through September 2015. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency and Empire, the Corporation’s commercial mortgage banking subsidiary, as well as fees on customer accounts, and trust and retail brokerage services. In the third quarter of 2015, noninterest income was 20.6% of the Corporation’s total revenue.

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

The economic downturn continues to challenge our region; however, our strength and stability in the market and our focused efforts enabled us to achieve positive results in the third quarter of 2015. We continued to invest in our people and communities, fully aware of the near-term impact that would have on earnings. Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite those challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

The Corporation’s nonperforming assets increased by $62 thousand to $1.4 million at the end of September 2015, compared with the same period last year. Foreclosed assets decreased $299 thousand compared with the third quarter last year, and at September 30, 2015, we had no foreclosed assets.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of September 30, 2015, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at September 30, 2015, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At September 30, 2015, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2015, total capital increased $2.2 million to $36.5 million and increased $3.0 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.31% as of September 30, 2015, and average equity-to-average asset ratio for the third quarter ending September 30, 2015, of 9.17%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2015, was $857 thousand, up $54 thousand, or 6.7%, from net income of $804 thousand for the third quarter of 2014. This increase in net income was primarily due to an increase of $147 thousand in net interest income and a $154 thousand decrease in noninterest expense partially offset by a decrease of $275 thousand in noninterest income.

On a per share basis, net income for the third quarter was $.33 per diluted share compared with $.32 per diluted share for the same quarter in 2014. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as third quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2015	2015	2015	2014	2014
Return on average total assets	0.87%	0.87%	0.82%	0.69%	0.86%
Return on average total equity	9.48%	9.69%	9.21%	7.75%	9.57%
Average shareholders’ equity to average total assets	9.17%	8.99%	8.89%	8.97%	8.97%
Net interest margin (tax equivalent)	4.10%	4.12%	3.96%	4.03%	4.14%

Comparison of Statements of Income for the Quarter

Total interest income increased $167 thousand to $3.9 million for the three months ended September 30, 2015, compared with the same period in 2014, reflecting an increase in interest income and fees on loans of $148 thousand due to loan growth. This increase was accompanied by $16 thousand higher interest income from investment securities and a $9 thousand increase in interest income on deposits in other banks. Interest income from certificates of deposit in other banks declined $6 thousand when compared with the third quarter of 2014.

Total interest expense increased $19 thousand to $325 thousand in the third quarter of 2015 compared with the same period in 2014. Interest paid on deposits increased by $24 thousand during the third quarter of 2015. Interest on total borrowings decreased $5 thousand compared with the same quarter in 2014 due to lower rates on borrowings.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.6 million for the third quarter of 2015 compared with $3.4 million in net interest income in the 2014 third quarter. Net interest income after provision for loan losses for the third quarter of 2015 was $3.5 million compared with $3.3 million for the same period in 2014. The third quarter provision for loan losses was $51 thousand in 2015, down from $75 thousand in 2014. The Corporation’s net interest margin was 4.10% for the third quarter of 2015, down 4 basis points from the same period last year. The decrease in net interest margin was a result of a $20.8 million increase in average earnings assets when compared with the third quarter of 2014 combined with a slightly lower average rate earned on interest-earning assets.

Noninterest income, at 20.6% of the Corporation’s total revenue for the quarter, was $1.0 million for the third quarter, decreasing 21.4% compared with the same period in 2014. The majority of the decrease in noninterest income was due to a $139 thousand gain on the sale of securities that benefitted the prior year’s third quarter. Also, income from mortgage banking fees were down $109 thousand, or 57.7%, compared with the third quarter last year. Income from service charges on deposit accounts and trust services declined $24 thousand and $22 thousand, respectively, compared with the 2014 third quarter. Partially offsetting these decreases, income from insurance services and retail brokerage services increased $46 thousand and $3 thousand, respectively, compared with the third quarter last year.

Noninterest expense decreased $154 thousand to $3.5 million for the third quarter of 2015 compared with the third quarter of 2014. The largest component of noninterest expense, salaries and employee benefits, decreased $227 thousand to $1.9 million for the third quarter mainly due to leveraging human resources. These decreases were partially offset by increases in data processing, occupancy, and other operating expenses of $32 thousand, $28 thousand, and $14 thousand, respectively, compared with the third quarter a year ago. Equipment expense remained relatively flat compared with the same period last year.

Comparison of Statements of Income for the Nine-month Period

Total interest income for the first nine months of 2015 increased $480 thousand to $11.5 million when compared with the same period in 2014. This increase was primarily due to a $350 thousand increase in interest and fees from loans related to a $9.3 million higher average loan volume. Interest income from investment securities also increased by $146 thousand due to an $8.1 million higher average volume of investment securities when compared with the first nine months of last year. Also, interest on deposits in other banks increased $2 thousand compared with the prior year third quarter. Partially offsetting these increases, interest on certificates of deposit in other banks decreased $18 thousand compared to the same period last year.

Total interest expense for the nine-month period ended September 30, 2015, decreased $77 thousand, or 7.4%, to $965 thousand compared with the same period in 2014. The decrease in interest expense was related to lower interest on total FHLB borrowings of $100 thousand for the first nine months of 2015 compared with the same period last year. The average rate paid on borrowings decreased 60 basis points during this time. Partially offsetting this decrease, interest paid on interest-bearing deposits increased $23 thousand compared with the first nine months of 2014.

Net interest income for the first nine months of 2015 was 5.6% higher at $10.5 million compared with $10.0 million for the same period in 2014. Net interest income after provision for loan losses was $10.4 million for the first nine months of 2015 compared with $9.7 million for the same period 2014. The provision for loan losses was $141 thousand in the first nine months of 2015, down from $255 thousand for the same period of 2014. Net interest margin was 4.06% for the first nine months of 2015, up 8 basis points from 3.98% for the same period last year.

For the first nine months of 2015, noninterest income was $3.2 million, down $657 thousand, or 17.0%, compared with the same period in 2014. The decrease was primarily attributed to a $299 thousand decrease in income from mortgage banking services as well as a $290 thousand higher gain on the sale of securities which benefitted the prior year. Also, service charges on deposit accounts declined $124 thousand compared with the first nine months of 2014. Partially offsetting these decreases, income from insurance, retail brokerage and trust services increased $75 thousand, $10 thousand and $3 thousand, respectively.

Noninterest expense decreased $306 thousand for the first nine months of 2015 compared with the same period last year mainly attributed to a decrease in salary and employee benefits of $394 thousand. Other operating expenses and amortization of intangible assets have also decreased $44 thousand and $29 thousand, respectively. These decreases were partially offset by increases in data processing, occupancy and equipment expenses of $82 thousand, $74 thousand and $5 thousand when compared with the same period in 2014.

Comparison of Financial Condition Statements

At September 30, 2015, total assets were $392.2 million, a $17.9 million increase from December 31, 2014. Changes in earning asset mix were primarily noted in a $14.7 million growth in total loans, a $7.8 million increase in interest-bearing deposits in other banks, and a $4.4 million decrease in investment securities. Total deposits increased $12.8 million for the first nine months of 2015. This growth was primarily in noninterest-bearing deposits.

Total loans increased $14.7 million to $239.1 million at September 30, 2015, compared with $224.4 million at December 31, 2014. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 61.0% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 32.5% of total assets at September 30, 2015. Compared with December 31, 2014, interest-bearing deposits in other banks increased $7.8 million, investment securities decreased $4.4 million, and certificates of deposit in other banks decreased $245 thousand. This resulted in an overall increase in investments of $3.1 million since December 31, 2014.

Deposits increased to $322.8 million at the end of the third quarter of 2015, up $12.8 million from the end of 2014. The increase was primarily in noninterest-bearing demand deposits with slight increases in NOW accounts and savings accounts. At September 30, 2015, total deposits represented 82.3% of total assets.

Total debt increased by $2.9 million to $30.1 million when compared with the end of last year. With loan growth outpacing deposit growth and to accommodate seasonal liquidity needs, FHLB advances increased $2.9 million during the first nine months of 2015, as a $5.0 million short-term advance was repaid and an $8.0 million long-term principal-reducing credit advance was added. Of the $30.1 million in other borrowings, $6.7 million was short-term principal-reducing debt with principal payments due in July and September 2016. The Corporation will repay these to the Federal Home Loan Bank.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	September 30,	December 31,	September 30,
	2015	2014	2014

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually beginning September 4, 2014).	3,600,000	5,400,000	5,400,000

Advance from FHLB with a 0.89% fixed rate of interest maturing July 24, 2017 (principal reducing hybrid advance with principal reductions of $3.33 million annually beginning July 24, 2015).	3,333,333	6,666,667	6,666,667

Advance from FHLB with a 1.259% fixed rate of interest maturing September 30, 2020 (principal reducing hybrid advance with principal reductions of $1.6 million annually beginning September 30, 2016).	6,400,000	0	0

Total long-term debt	$23,333,333	$22,066,667	$22,066,667

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.33% of total loans outstanding at September 30, 2015, compared with 1.39% at December 31, 2014, and 1.41% at September 30, 2014. Net charge-offs in the 2015 third quarter were $51 thousand compared with net charge-offs of $6 thousand in the third quarter of 2014. Management considers the allowance for loan losses as of September 30, 2015, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.4 million, or 0.35% of total assets, in the third quarter of 2015, up from $1.1 million, or 0.28% of total assets, at the end of 2014, and relatively flat from $1.3 million, or 0.34% of total assets in the same period last year. Nonaccrual loans were $1.4 million in the third quarter of 2015 mostly concentrated in one $906 thousand agricultural real estate relationship. There were no foreclosed properties in nonperforming assets at the end of the third quarter of 2015 compared with $299 thousand at the end of last year’s third quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	September 30, 2015	September 30, 2014
Commitments to extend credit	$22,618	$14,663
Standby letters of credit and financial guarantees	$950	$635

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

At September 30, 2015, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. Our total risk based capital ratio now stands at 15.66%, which is over 56 percent in excess of the regulatory standard for a “well-capitalized” bank. Southwest Georgia Financial Corporation’s and Southwest Georgia Bank’s risk based capital ratios are shown in the following table.

SOUTHWEST GEORGIA FINANCIAL CORPORATION
Risk Based Capital Ratios

	Southwest Georgia Financial Corporation	Regulatory Guidelines
Risk Based Capital Ratios	September 30, 2015	For Well Capitalized	Minimum Guidelines	2019 Required Minimum Capital plus buffer at 2.5%
Common Equity Tier 1 capital	14.41%	6.50%	4.50%	7.00%
Tier 1 capital	14.41%	8.00%	6.00%	8.50%
Total risk based capital	15.66%	10.00%	8.00%	10.50%
Tier 1 leverage ratio	9.29%	5.00%	4.00%

	Southwest Georgia Bank	Regulatory Guidelines
Risk Based Capital Ratios	September 30, 2015	For Well Capitalized	Minimum Guidelines	2019 Required Minimum Capital plus buffer at 2.5%
Common Equity Tier 1 capital	13.69%	6.50%	4.50%	7.00%
Tier 1 capital	13.69%	8.00%	6.00%	8.50%
Total risk based capital	14.94%	10.00%	8.00%	10.50%
Tier 1 leverage ratio	8.82%	5.00%	4.00%

As of September 30, 2015, the most recent notifications from the FDIC categorized the Bank as “well-capitalized” under current regulations.

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

In September 2015, the Corporation paid a quarterly cash dividend of $0.10 per common share. A cash dividend of $0.10 per common share was also paid in June and March 2015, up from a cash dividend of $0.08 per common share paid quarterly in 2014. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2015, and December 31, 2014; (ii) Consolidated Statements of Income for the three months and nine months ended September 30, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the three months and nine months ended September 30, 2015, and 2014; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements.

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

Date: November 13, 2015

