Form 10-K
period 2015-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2016-03-30
CIK 315849

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

Aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2015: $26,438,360 based on 1,871,080 shares at the price of $14.13 per share.

As of March 23, 2016, 2,547,837 shares of the $1.00 par value common stock of Southwest Georgia Financial Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2016 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in the following counties: Colquitt, Baker, Worth, Lowndes, and Tift as well as the surrounding counties of southwest Georgia. The Bank owns Empire Financial Services, Inc. (“Empire”), a provider of commercial mortgage banking services. The executive office of the Corporation is located at 25 Second Avenue, S. W., Moultrie, Georgia 31768, and its telephone number is (229) 985-1120.

All references herein to the Corporation include Southwest Georgia Financial Corporation, the Bank, and Empire, unless the context indicates a different meaning.

General

The Corporation is a registered bank holding company. The Bank is community-oriented and offers such customary banking services as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, VISA® business accounts, money transfers, and mortgage banking services. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a Wealth Strategies division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the Wealth Strategies area has a securities sales department which offers full-service brokerage services through a third party service provider. The Bank’s Southwest Georgia Insurance Services Division offers property and casualty insurance, life, health, and disability insurance.

Markets

The Corporation conducts banking activities in four counties in southwest and south central Georgia. Population characteristics in these counties range from rural to more metropolitan. Our most recent and largest market is Lowndes County with a total population of 113,523 and the highest growth rate in our markets at 17.1% from 2004 to 2014. Due primarily to the location of a state university and a large air force base in Lowndes County, this market has a median age estimated at 29.4, younger than an average median age of 39.8 in the other three counties that the Bank primarily serves. These counties, Colquitt, Worth, and Baker, have an average total population of 23,432 and an average growth in population of 1.89% from 2004 to 2014. Per capita income in Lowndes County was $19,353, flat compared with an average of $19,395 for the rest of the Bank’s markets.

At the beginning of 2016, a loan production office was opened in Tifton, the largest community in Tift County, Georgia. Tift County is an agricultural community as well as a major transportation hub where Interstate 75, U.S. Highway 82 and U.S. Highway 319 intersect. Agriculture plays a major economic role in the Bank’s markets. Colquitt, Worth, Lowndes, and Baker Counties produce a large portion of our state’s crops, including cotton, peanuts, and a variety of vegetables.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2015, the Corporation’s deposit base, totaling $339,015,843, consisted of $101,769,333 in noninterest-bearing demand deposits (30.0% of total deposits), $133,608,497 in interest-bearing demand deposits including money market accounts (39.4% of total deposits), $27,720,845 in savings deposits (8.2% of total deposits), $50,728,148 in time deposits in amounts less than $100,000 (15.0% of total deposits), and $25,189,020 in time deposits of $100,000 or more (7.4% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank’s customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2015, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 1.4%, 75.4% and 23.2%, respectively, of the Bank’s total loan portfolio.

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

The Loan Committee of the Bank’s Board of Directors is responsible for approving and monitoring the loan policy and providing guidance and counsel to all lending personnel. The committee approves all individual loan or relationship requests that exceed $800,000. The Loan Committee is composed of the Chief Executive Officer and President, and other executive officers of the Bank, as well as certain Bank directors.

Mortgage Banking Services

The Bank and Empire recognize mortgage banking income from secondary market loan origination fees and commercial mortgage banking fees, respectively. The Bank originates fixed and variable rate mortgage loans, substantially all of which are sold into the secondary market. Empire recognizes as income in the current period fees collected on loans for investing participants. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. In 2015, Bank revenue received from secondary market mortgage loan origination was $209,714 compared with $245,715 in 2014. Income from Empire’s commercial mortgage banking was $108,256 in 2015 and $399,526 in 2014.

Loan Review and Nonperforming Assets

The Bank regularly requires a review of its loan portfolio to determine deficiencies and corrective action to be taken. An independent loan review is conducted by an outside third party firm on a semiannual basis with their findings being reported annually to the Board’s Loan Committee and the Audit Committee. Also, the Bank’s external auditors as well as an outside third party firm conduct independent loan review adequacy tests and their findings are included annually as part of the overall report to the Audit Committee and to the Board of Directors.

Certain loans are monitored more often by the Credit Administration Department and the Loan Committee. These loans include non-accruing loans, loans more than 90 days past due, and other loans, regardless of size, that may be considered high risk based on factors defined within the Bank’s loan review policy.

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

Employees

The Bank had 107 full-time employees and four part-time employees at December 31, 2015. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition

The banking business is highly competitive. The Bank competes with other depository institutions and other financial service organizations, including brokers, finance companies, savings and loan associations, credit unions and certain governmental agencies. The Bank ranks third out of twenty-one banks in a five county region (Baker, Brooks, Colquitt, Lowndes, and Worth) in deposit market share.

Monetary Policies

The results of operations of the Bank are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The instruments of monetary policy employed by the Federal Reserve include open market operations in U. S. government agency securities, changes in the discount rate on bank borrowings, and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, as well as the effect of action by monetary and fiscal authorities, including the Federal Reserve, no prediction can be made as to possible future changes in interest rates, deposit levels, loan demand, or the business and earnings of the Bank.

Payment of Dividends

The Corporation is a legal entity separate and distinct from the Bank. Most of the revenue of the Corporation results from dividends paid to it by the Bank. There are statutory and regulatory requirements applicable to the payment of dividends by the Bank, as well as by the Corporation to its stockholders.

Under the regulations of the Georgia Department of Banking and Finance (“DBF”), a state bank with an accumulated deficit (negative retained earnings) may not declare dividends (reduction in capital) without first obtaining the written permission of the DBF and FDIC. If a state bank has positive retained earnings, it may declare dividends without DBF approval if it meets all the following requirements:

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2015, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,707,807. For 2015, the Corporation’s cash dividend payout to stockholders was $1,019,135.

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. “Total capital” is composed of Tier 1 capital and Tier 2 capital. “Tier 1 capital” includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2 capital” includes, among other things, perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying mandatorily convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The Federal Reserve will require a bank holding company to maintain a leverage ratio well above minimum levels if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve also require banks to maintain capital well above minimum levels.

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

The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Corporation and the Bank, compared to the prior U.S. risk-based capital rules. The Basel III Capital Rules:

  defined the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios;
  addressed risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the prior risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords;
  introduced a new capital measure called “common equity Tier 1” (“CET1”);
  specified that Tier 1 capital consists of CET1 and “additional Tier 1 capital” instruments meeting specified requirements; and
  implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The Basel III Capital Rules became effective for the Bank on January 1, 2015, subject to a phase in period. The Corporation currently meets the requirements of the exemption as a small bank holding company, which generally includes bank holding companies with less than $500 million in total consolidated assets.

The Basel III Capital Rules require the Bank to maintain;

  a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in over four years to 2.5%, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation);
  a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6%, plus the capital conservation buffer (which is added to the 6% Tier 1 capital ratio as that buffer is phased in over four years to 2.5%, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation);
  a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8%, plus the capital conservation buffer (which is added to the 8% Total capital ratio as that buffer is phased in over four years to 2.5%, effectively resulting in a minimum Total capital ratio of 10.5% upon full implementation); and
  a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

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

The FDIC has adopted regulations implementing the prompt corrective action provisions of the 1991 Act, as revised by the Basel III Capital Rules effective January 1, 2015, which place financial institutions in the following five categories based upon capitalization ratios: (1) a “well-capitalized” institution has a Total risk-based capital ratio of at least 10%, a Tier 1 risk-based ratio of at least 8%, a CET1 risk-based ratio of 6.5% and a leverage ratio of at least 5%; (2) an “adequately capitalized” institution has a Total risk-based capital ratio of at least 8%, a Tier 1 risk-based ratio of at least 6%, a CET1 risk-based ratio of 4.5% and a leverage ratio of at least 4%; (3) an “undercapitalized” institution has a Total risk-based capital ratio of under 8%, a Tier 1 risk-based ratio of under 6%, a CET1 risk-based ratio of under 4.5% or a leverage ratio of under 4%; (4) a “significantly undercapitalized” institution has a Total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 4%, a CET1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (5) a “critically undercapitalized” institution has a ratio of tangible equity to total assets of 2% or less. Institutions in any of the three undercapitalized categories would be prohibited from declaring dividends or making capital distributions. The FDIC regulations also allow it to “downgrade” an institution to a lower capital category based on supervisory factors other than capital.

As of December 31, 2015, the most recent notifications from the FDIC categorized the Bank as “well-capitalized” under current regulations.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under prior capital standards, the effects of certain accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, certain banking organizations, including the Bank, may make a one-time permanent election to continue to exclude these items. The Bank made this election in the first quarter of 2015 in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Bank’s available-for-sale securities portfolio. The Basel III Capital Rules also eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital of bank holding companies. Instruments issued prior to May 19, 2010, are grandfathered for bank holding companies with consolidated assets of $15 billion or less (subject to the 25% of Tier 1 capital limit).

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will be phased-in over a four-year period (beginning at 4.5% on January 1, 2015, and an additional 0.625% per year thereafter). The implementation of the capital conservation buffer began on January 1, 2016, at the 0.625% level and will be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. Consistent with the Dodd-Frank Act, the Basel III Capital Rules replace the ratings-based approach to securitization exposures, which is based on external credit ratings, with the simplified supervisory formula approach in order to determine the appropriate risk weights for these exposures. Alternatively, banking organizations may use the existing gross-up approach to assign securitization exposures to a risk weight category or choose to assign such exposures a 1,250% risk weight. In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

As of December 31, 2015, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

  risks to consumers and compliance with the federal consumer financial laws;
  the markets in which firms operate and risks to consumers posed by activities in those markets;
  depository institutions that offer a wide variety of consumer financial products and services;
  depository institutions with a more specialized focus; and
  non-depository companies that offer one or more consumer financial products or services.

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

Anti-Money Laundering Initiatives and the USA Patriot Act. A major focus of governmental policy on financial institutions in recent years has been aimed at combating terrorist financing. This has generally been accomplished by amending existing anti-money laundering laws and regulations. The United States Department of the Treasury has issued a number of implementing regulations which apply various requirements of the USA Patriot Act of 2001 to the Bank. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Failure of a financial institution to maintain and implement adequate programs to combat terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Incentive Compensation. The federal banking agencies have issued guidance on incentive compensation policies (the “Incentive Compensation Guidance”) intended to ensure that the incentive compensation policies of financial institutions do not undermine the safety and soundness of such institutions by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an institution, either individually or as part of a group, is based upon the key principles that a financial institution’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the institution ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the institution’s board of directors.

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

Cybersecurity. Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal bank regulatory agencies to issue extensive guidance on cybersecurity. These agencies are likely to devote more resources to this part of their safety and soundness examination than they may have in the past.

Fair Value. The Corporation’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by U.S. generally accepted accounting principles (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).”  Recently in the Bank’s markets, there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined.  Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.”  Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment.  Although management believes its processes for determining the value of these assets are appropriate factors and allow the Corporation to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

Future Legislation. Various legislation affecting financial institutions and the financial industry is, from time to time, introduced in Congress. Such legislation may change banking statutes and the operating environment of the Corporation and its subsidiaries in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Corporation or any of its subsidiaries. With the current economic environment, the nature and extent of future legislative and regulatory changes affecting financial institutions is not known at this time.

Available Information

The Corporation’s website where you can find more information is located at www.sgfc.com. We make available free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934 (the “Exchange Act”). These reports are available as soon as reasonably practicable after those materials are electronically filed with the SEC. Our SEC filings are publicly available at the SEC’s website located at www.sec.gov. You may also read and copy any document we file with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information about the Public Reference Room operations by calling the SEC at 1-800-SEC-0330.

Information provided on our website is not part of this report, and is not incorporated herein by reference unless otherwise specifically referenced as such in this report.

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation, Bank, and Empire and their ages, positions, and terms of office as of March 30, 2016, are as follows:

Name (Age)	Principal Position	Executive Officer Since

DeWitt Drew	President and Chief Executive Officer of the	1999
(59)	Corporation and Bank

John J. Cole, Jr.	Executive Vice President and Chief Operating Officer	1984
(66)	of the Corporation and Bank and Cashier of the Bank

Jeffery E. Hanson	Executive Vice President and Chief Banking Officer	2011
(50)	of the Corporation and Bank

George R. Kirkland	Executive Vice President, Chief Financial Officer,	1991
(65)	and Treasurer of the Corporation and Bank

Danny E. Singley	Executive Vice President and Chief Credit Officer of	2002
(61)	the Bank

J. Larry Blanton	Senior Vice President of the Bank	2000
(69)

Jeffrey (Jud) Moritz	Senior Vice President of the Bank and Valdosta	2011
(39)	Region President

David L. Shiver	Senior Vice President of the Bank and Sylvester	2006
(66)	Region President

Donna S. Lott	Senior Vice President of the Bank	2008
(40)

Karen T. Boyd	Senior Vice President and Controller of the Bank	2010
(47)

Ross K. Dekle	Senior Vice President of the Bank and Moultrie	2011
(34)	Region President

Gregory P. Costin	Senior Vice President of the Bank	2012
(41)

Pamela J. Yeager	Senior Vice President of the Bank	2015
(47)

Chad J. Carpenter	Senior Vice President of the Bank and Tifton	2015
(42)	Region President

Charles R. Lemons	President and Chief Executive Officer of Empire	2007
(64)

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

Mr. Moritz became Senior Vice President of the Bank and Valdosta Region President in 2011. Previously, he was employed by Park Avenue Bank in Valdosta, Georgia, for five years and Regions Bank for five years.

Mr. Shiver became Senior Vice President of the Bank and Sylvester Region President in 2011. Previously, he had been Vice President of the Bank since 2006 and, prior to that, Assistant Vice President of the Bank since 2005.

Ms. Lott became Senior Vice President of the Bank in 2014. Previously, she served as Vice President of the bank since 2008 and, prior to that, Assistant Vice President of the Bank since 2007.

Ms. Boyd became Senior Vice President and Controller of the Bank in 2014. Previously, she served as Vice President of the Bank since 2010 and, prior to that, Assistant Vice President of the Bank since 2007.

Mr. Dekle became Senior Vice President of the Bank and Moultrie Region President in 2014. Previously, he served as Vice President of the Bank since 2011 and, prior to that, Assistant Vice President of the Bank since 2007.

Mr. Costin became Senior Vice President of the Bank in 2015. Previously, he served as Vice President of the Bank since 2012 and, prior to that, Assistant Vice President of the Bank since 2011.

Ms. Yeager became Senior Vice President of the Bank in 2015. Previously, she was employed for 11 years with Commercial Banking Company in Valdosta, Georgia. Prior to that, she was employed for 18 years with First State Bank and Trust in Valdosta, Georgia.

Mr. Carpenter became Senior Vice President of the Bank and Tifton Region President in 2015. Previously, he was employed by BB&T Bank in Tifton, Georgia, for 15 years where he most recently held the position of Area President for the communities of Tifton, Valdosta and Douglas.

Mr. Lemons became President and Chief Executive Officer of Empire in 2008 and served as Executive Vice President of Empire since 2007. Previously, he was employed by Branch Banking & Trust Co. from 1992 to 2006.

Table 1 - Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2015, 2014, and 2013, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

	Year Ended December 31, 2015
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,358	$—	—%

Earning assets:
Interest-bearing deposits with banks	20,244	62	0.31%
Loans, net (a) (b) (c)	232,791	12,767	5.48%
Certificates of deposit in other banks	1,293	12	0.93%
Taxable investment securities held to maturity	59,365	1,344	2.26%
Nontaxable investment securities held to maturity (c)	52,580	1,913	3.64%
Nontaxable investment securities available for sale (c)	1,990	95	4.77%
Other investment securities	1,608	74	4.60%

Total earning assets	369,871	$16,267	4.40%
Premises and equipment	11,525
Other assets	9,856

Total assets	$398,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$97,879	$—	—%

Interest-bearing liabilities:
NOW accounts	16,963	30	0.18%
Money market deposit accounts	110,478	262	0.24%
Savings deposits	29,048	44	0.15%
Time deposits	76,772	460	0.60%
Federal funds purchased	42	0	0.00%
Other borrowings	28,852	521	1.81%

Total interest-bearing liabilities	262,155	1,317	0.50%
Other liabilities	2,619

Total liabilities	362,653

Common stock	4,294
Surplus	31,702
Retained earnings	26,075
Less treasury stock	(26,114)

Total stockholders’ equity	35,957

Total liabilities and stockholders’ equity	$398,610

Net interest income and margin		$14,950	4.04%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $797 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2014
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,714	$—	—%

Earning assets:
Interest-bearing deposits with banks	19,988	52	0.26%
Loans, net (a) (b) (c)	220,164	12,191	5.54%
Certificates of deposit in other banks	3,066	33	1.08%
Taxable investment securities held to maturity	60,281	1,365	2.26%
Nontaxable investment securities held to maturity (c)	46,337	1,658	3.58%
Nontaxable investment securities available for sale (c)	924	49	5.30%
Other investment securities	1,601	71	4.44%

Total earning assets	352,361	$15,419	4.38%
Premises and equipment	11,427
Other assets	10,554

Total assets	$382,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$88,882	$—	—%

Interest-bearing liabilities:
NOW accounts	17,212	32	0.19%
Money market deposit accounts	104,970	246	0.23%
Savings deposits	29,638	47	0.16%
Time deposits	77,565	425	0.55%
Federal funds purchased	45	0	0.00%
Other borrowings	27,627	605	2.19%

Total interest-bearing liabilities	257,057	1,355	0.53%
Other liabilities	2,892

Total liabilities	348,831

Common stock	4,294
Surplus	31,702
Retained earnings	23,343
Less treasury stock	(26,114)

Total stockholders’ equity	33,225

Total liabilities and stockholders’ equity	$382,056

Net interest income and margin		$14,064	3.99%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $640 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2013
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,443	$—	—%

Earning assets:
Interest-bearing deposits with banks	26,152	66	0.25%
Loans, net (a) (b) (c)	212,031	12,281	5.79%
Certificates of deposit in other banks	4,101	43	1.05%
Taxable investment securities held to maturity	45,661	996	2.18%
Nontaxable investment securities held to maturity (c)	45,055	1,680	3.73%
Nontaxable investment securities available for sale (c)	1,830	95	5.19%
Other investment securities	1,567	41	2.62%

Total earning assets	336,397	$15,202	4.52%
Premises and equipment	10,186
Other assets	11,694

Total assets	$365,720

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$77,786	$—	—%

Interest-bearing liabilities:
NOW accounts	19,230	34	0.18%
Money market deposit accounts	92,325	204	0.22%
Savings deposits	28,359	58	0.20%
Time deposits	88,670	586	0.66%
Federal funds purchased	4	0	0.00%
Other borrowings	25,337	781	3.08%

Total interest-bearing liabilities	253,925	1,663	0.66%
Other liabilities	3,260

Total liabilities	334,971

Common stock	4,294
Surplus	31,702
Retained earnings	20,867
Less treasury stock	(26,114)

Total stockholders’ equity	30,749

Total liabilities and stockholders’ equity	$365,720

Net interest income and margin		$13,539	4.02%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $691 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

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

				Due To Changes In (a)
	2015	2014	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$62	$52	$10	$1	$9
Loans, net (b)	12,767	12,191	576	691	(115)
Certificates of deposit in other banks	12	33	(21)	(17)	(4)
Taxable investment securities held to maturity	1,344	1,365	(21)	(21)	0
Nontaxable investment securities held to maturity (b)	1,913	1,658	255	227	28
Nontaxable investment securities available for sale (b)	95	49	46	51	(5)
Other investment securities	74	71	3	0	3
Total interest income	16,267	15,419	848	932	(84)

Interest paid on:
NOW accounts	30	32	(2)	0	(2)
Money market deposit accounts	262	246	16	13	3
Savings deposits	44	47	(3)	(1)	(2)
Time deposits	460	425	35	(4)	39
Other borrowings	521	605	(84)	29	(113)
Total interest expense	1,317	1,355	(38)	37	(75)

Net interest earnings	$14,950	$14,064	$886	$895	$(9)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2015 and 2014 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

				Due To Changes In (a)
	2014	2013	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$52	$66	$(14)	$(16)	$2
Loans, net (b)	12,191	12,281	(90)	614	(704)
Certificates of deposit in other banks	33	43	(10)	(11)	1
Taxable investment securities held to maturity	1,365	996	369	330	39
Nontaxable investment securities held to maturity (b)	1,658	1,680	(22)	53	(75)
Nontaxable investment securities available for sale (b)	49	95	(46)	(48)	2
Other investment securities	71	41	30	1	29
Total interest income	15,419	15,202	217	923	(706)

Interest paid on:
NOW accounts	32	35	(3)	(4)	1
Money market deposit accounts	246	204	42	29	13
Savings deposits	47	58	(11)	3	(14)
Time deposits	425	586	(161)	(68)	(93)
Other borrowings	605	781	(176)	81	(257)
Total interest expense	1,355	1,664	(309)	41	(350)

Net interest earnings	$14,064	$13,538	$526	$882	$(356)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2014 and 2013 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Securities held to maturity:
State and municipal	$54,775	$53,059	$48,702
Residential mortgage-backed	6,114	8,529	10,922
Total securities held to maturity	$60,889	$61,588	$59,624

Securities available for sale:
U.S. government agencies	$42,642	$45,493	$23,580
State and municipal	2,608	875	1,440
Residential mortgage-backed	3,741	4,971	8,796
Corporate notes	2,473	2,499	2,470
Equity securities	12	0	175
Total securities available for sale	$51,476	$53,838	$36,461

At year-end 2015, the total investment portfolio decreased to $112,365,215, down $3,060,560, compared with $115,425,775 at year-end 2014. The decrease was mainly due to calls and maturities of $6,234,830 of municipal securities and U.S. government agency securities, as well as residential mortgage-backed securities principal paydowns of $3,024,012. Additionally, we sold $4,044,500 of U.S. government agency securities and $516,746 of residential mortgage-backed securities resulting in a net loss of $17,992 and a net gain of $21,579, respectively. These small lots of held to maturity mortgage-backed securities sold were paid down by over 85% of face value. Partially offsetting these calls, maturities and sales were purchases of $10,917,029 of U.S. government agency securities and municipal securities.

The following table shows the contractual maturities of debt securities at December 31, 2015, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Mortgage-backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancing and other early payoffs.

	MATURITY
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt Securities:
U.S. government agencies	$0	0%	$21,361	1.52%	$19,586	2.86%	$1,695	3.03%
State and municipal	3,957	2.46%	27,104	2.80%	18,322	4.77%	8,000	4.39%
Residential mortgage-backed	0	0%	648	4.00%	4,753	3.62%	4,454	2.44%
Corporate notes	0	0%	499	1.32%	1,974	1.35%	0	0%

Total	$3,957	2.46%	$49,612	2.25%	$44,635	3.66%	$14,149	3.61%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2015 and 2014, securities carried at approximately $74,772,674 and $64,233,906, respectively, were pledged to secure public and trust deposits as required by law. At year-end 2015, approximately $26,000,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2015 and 2014, no securities were pledged to secure our Federal Home Loan Bank advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Commercial, financial and agricultural	$58,173	$47,861	$43,675	$40,507	$36,678
Real estate:
Construction loans	19,831	12,257	15,859	16,989	13,224
Commercial mortgage loans	85,777	76,916	78,722	70,059	60,599
Residential loans	67,969	69,305	64,383	62,433	59,178
Agricultural loans	15,620	14,996	12,606	10,169	6,283
Consumer & other	3,435	3,091	3,469	4,010	5,370
Total loans	250,805	224,426	218,714	204,167	181,332
Less:
Unearned interest and discount	19	26	26	30	30
Allowance for loan losses	3,032	3,114	3,078	2,845	3,100
Net loans	$247,754	$221,286	$215,610	$201,292	$178,202

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2015.

Commercial, Financial, Agricultural and Construction
(Dollars in thousands)
Distribution of loans which are due:
In one year or less	$23,237
After one year but within five years	36,012
After five years	18,755
Total	$78,004

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2015.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
(Dollars in thousands)
Commercial, financial,
agricultural and construction	$ 53,480	$ 1,287	$ 54,767

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

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Total	Foreclosed Assets
	(Dollars in thousands)
December 31, 2015	$1,546	$1	$2,290	$3,837	$82
December 31, 2014	$786	$0	$215	$1,001	$274
December 31, 2013	$913	$0	$256	$1,169	$406
December 31, 2012	$25	$0	$199	$224	$1,690
December 31, 2011	$1,153	$0	$0	$1,153	$2,358

In 2015, nonaccrual loans increased due primarily to one $906,504 agricultural real estate relationship. Items in foreclosed assets includes one residential property totaling $81,750.

The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Watch, Other Assets Especially Mentioned (OAEM), Substandard or Doubtful are listed on the Bank’s “watchlist.” Management monitors these loans closely and reviews their performance on a regular basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are fully charged off. In addition, the Bank maintains a listing of “classified loans,” of which some loans may be potential problem loans, consisting of Substandard and Doubtful loans which totaled $5,299,157 at December 31, 2015. Potential problem loans are loans other than nonaccruals, past-dues and troubled debt restructured loans which management has doubt as to the borrower’s ability to comply with the present loan repayment terms.

Management closely monitors the watchlist for signs of deterioration to mitigate the growth in nonaccrual loans. At December 31, 2015, watchlist loans, inclusive of the “classified loans”, totaled $15,644,156, of which $10,085,541 are not considered impaired. See Footnote 3, Loans and Allowance for Loan Losses, elsewhere in this report for further discussion on classification of potential problem loans.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Average loans outstanding	$235,939	$223,295	$215,040	$193,532	$173,341

Amount of allowance for loan losses at beginning of period	$3,114	$3,078	$2,845	$3,100	$2,755

Amount of loans charged off during period:
Commercial, financial and agricultural	264	37	18	286	236
Real estate:
Construction	0	121	0	249	0
Commercial	0	0	161	9	445
Residential	33	158	46	241	113
Agricultural	0	0	0	0	0
Consumer & other	22	26	9	12	13

Total loans charged off	319	342	234	797	807

Amount of recoveries during period:
Commercial, financial and agricultural	42	12	23	60	63
Real estate:
Construction	0	0	0	0	0
Commercial	0	0	5	11	74
Residential	22	30	13	19	21
Agricultural	0	0	0	0	0
Consumer & other	32	6	6	7	11

Total loans recovered	96	48	47	97	169

Net loans charged off during period	223	294	187	700	638
Additions to allowance for loan losses charged to operating expense during period	141	330	420	445	983

Amount of allowance for loan losses at end of period	$3,032	$3,114	$3,078	$2,845	$3,100

Ratio of net charge-offs during period to average loans outstanding for the period	.09%	.13%	.09%	.36%	.37%

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

	December 31, 2015		December 31, 2014		December 31, 2013
Category	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$145	23.2%	$300	21.3%	$298	20.0%
Real estate:
Construction	1,043	7.9%	1,043	5.4%	1,032	7.3%
Commercial	1,192	34.2%	1,192	34.3%	1,192	36.0%
Residential	382	27.1%	313	30.9%	301	29.3%
Agricultural	86	6.2%	86	6.7%	77	5.8%
Consumer & other	184	1.4%	180	1.4%	178	1.6%

Total	$3,032	100.0%	$3,114	100.0%	$3,078	100.0%

	December 31, 2012		December 31, 2011
Category	Allocation	% of Total Loans	Allocation	% of Total Loans

Commercial, financial and agricultural	$310	19.8%	$392	20.2%
Real estate:
Construction	1,032	8.3%	1,123	7.3%
Commercial	1,047	34.3%	1,047	33.4%
Residential	285	30.6%	365	32.6%
Agricultural	0	5.0%	0	3.5%
Consumer & other	171	2.0%	173	3.0%

Total	$2,845	100.0%	$3,100	100.0%

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Noninterest-bearing demand deposits	$97,879	$88,882	$77,786

NOW accounts	16,963	17,212	19,230
Money market deposit accounts	110,478	104,970	92,325
Savings	29,048	29,638	28,359
Time deposits	76,772	77,565	88,670

Total interest-bearing deposits	233,261	229,385	228,584

Total average deposits	$331,140	$318,267	$306,370

The maturity of certificates of deposit of $100,000 or more as of December 31, 2015, are presented below.

(Dollars in thousands)

3 months or less	$5,507
Over 3 months through 6 months	4,484
Over 6 months through 12 months	12,372
Over 12 months	2,826

Total outstanding certificates of deposit of $100,000 or more	$25,189

Return on Equity and Assets

Certain financial ratios are presented below.

	Year Ended December 31,
	2015	2014	2013

Return on average assets	0.85%	0.76%	0.76%

Return on average equity	9.38%	8.74%	9.02%

Dividend payout (dividends paid divided by net income)	30.21%	28.08%	18.38%

Average equity to average assets	9.02%	8.70%	8.41%

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

Weaknesses or adverse changes in business and economic conditions generally or specifically in the markets in which the Corporation operates could adversely impact our business, including causing one or more of the following negative developments:

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

For example, if the Corporation is unable to continue to generate, or demonstrate that it can continue to generate, sufficient taxable income in the near future, then it may not be able to fully realize the benefits of its deferred tax assets. Such a development, or one or more other negative developments resulting from adverse conditions in the general business or economic environment, some of which are described above, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

Liquidity is essential to the Corporation’s businesses. The Corporation’s capital resources and liquidity could be negatively impacted by disruptions in its ability to access these sources of funding. Factors that the Corporation cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair its ability to raise funding. Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and there may not be a viable market for raising short or long-term debt or equity capital. In addition, the Corporation’s ability to raise funding could be impaired if lenders develop a negative perception of its long-term or short-term financial prospects. Such negative perceptions could be developed if the Corporation is downgraded or put on (or remains on) negative watch by the rating agencies, suffers a decline in the level of its business activity or regulatory authorities take significant action against it, among other reasons. If the Corporation is unable to raise funding using the methods described above, it would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. The Corporation may be unable to sell some of its assets, or it may have to sell assets at a discount from market value, either of which could adversely affect its results of operations and financial condition.

The Corporation’s construction and land development loans are subject to unique risks that could adversely affect earnings.

The Corporation’s construction and land development loan portfolio was $19.8 million at December 31, 2015, comprising 7.9% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

Recent performance may not be indicative of future performance.

Various factors, such as economic conditions, regulatory and legislative considerations, competition and the ability to find and retain talented people, may impede the Corporation’s ability to remain profitable.

Deterioration in asset quality could have an adverse impact on the Corporation.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank’s loan portfolio, over 75% of which is secured by real estate, could affect the ability of customers to repay their loans. The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity.

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

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation’s operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2015, the Corporation recorded an allowance for possible loan losses of $3.03 million, compared with $3.11 million for the year ended December 31, 2014. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

The Corporation may be subject to losses due to fraudulent and negligent conduct of the Bank’s loan customers, third party service providers and employees.

When the Bank make loans to individuals or entities, they rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information.  While they attempt to verify information provided through available sources, they cannot be certain all such information is correct or complete.  The Bank’s reliance on incorrect or incomplete information could have a material adverse effect on the Corporation’s profitability or financial condition.

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

The Basel III Capital Rules include new minimum risk-based capital and leverage ratios, which are being phased in and modify the capital and asset definitions for purposes of calculating those ratios. Among other things, the Basel III Capital Rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1 capital to risk-weighted assets requirement of 6% and Total capital to risk-weighted assets of 8%. In addition, the final rules provided, to be considered “well-capitalized”, a new common equity Tier 1 capital requirement of 6.5% and a higher Tier 1 capital to risk-weighted assets requirement of 8%. Moreover, the final rules limit a banking organization’s capital distributions and certain discretionary bonus payments if such banking organization does not hold a “capital conservation buffer” consisting of a 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to meet the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

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

ITEM 2. PROPERTIES

The executive offices of the Corporation are located in the SGB Wealth Strategies office at 25 Second Avenue S.W. Moultrie, Georgia. The main banking office and operations center of the Bank are located in a 22,000 square foot facility at 201 First Street, S.E., Moultrie, Georgia. The Trust and Brokerage area are located in the SGB Wealth Strategies office. The Bank’s Administrative Services office is located across the street from the main office at 205 Second Street, S.E., Moultrie, Georgia. This building is also used for training and meeting rooms, record storage, and a drive-thru teller facility.

Name	Address	Square Feet

Main Office	201 First Street, SE, Moultrie, GA 31768	22,000
Old Operations Center (vacant)	11 Second Avenue, SW, Moultrie, GA 31768	5,000
SGB Wealth Strategies Office	25 Second Avenue, SW, Moultrie, GA 31768	9,400
Administrative Services	205 Second Street, SE, Moultrie, GA 31768	15,000
Southwest Georgia Ins. Services	501 South Main Street, Moultrie, GA 31768	5,600
Baker County Branch	168 Georgia Highway 91, Newton, GA 39870	4,400
Pavo (vacant)	1102 West Harris Street, Pavo, GA 31778	3,900
Sylvester Branch	300 North Main Street, Sylvester, GA 31791	12,000
Empire Financial Services (vacant)	121 Executive Parkway, Milledgeville, GA 31061	4,700
North Valdosta Branch	3500 North Valdosta Road, Valdosta, GA 31602	5,900
Valdosta Commercial Banking Center	3520 North Valdosta Road, Valdosta, GA 31602	10,700
Baytree Branch	1404 Baytree Road, Valdosta, GA 31602	3,000

All of the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank’s main office premises and one in each of the Baker County, Sylvester, North Valdosta and Baytree branch offices. These automated teller machines are linked to the STAR network of automated teller machines. The commercial banking center in Valdosta, Georgia, was completed and opened in August of 2014. The Bank also leases space for a loan production office in Tifton, Georgia.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation, the Bank and Empire are defendants in various legal proceedings. Additionally, in the ordinary course of business, the Corporation, the Bank and Empire are subject to regulatory examinations and investigations. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2015.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Corporation’s common stock trades on the NYSE MKT LLC under the symbol “SGB”. The closing price on December 31, 2015, was $15.95. Below is a schedule of the high and low stock prices for each quarter of 2015 and 2014.

2015
For the Quarter	Fourth	Third	Second	First

High	$15.95	$15.95	$16.40	$15.85

Low	$14.24	$13.02	$13.21	$12.83

2014
For the Quarter	Fourth	Third	Second	First

High	$18.25	$15.49	$15.48	$16.60

Low	$12.81	$13.04	$13.20	$10.51

As of December 31, 2015, there were 420 record holders of the Corporation’s common stock. Also, there were approximately 475 additional stockholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation’s common stock were $0.40 per share in 2015 and $0.32 per share in 2014. Our dividend policy objective is to pay out a portion of earnings in dividends to our stockholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation’s Board of Directors after consideration of various factors, which include the Corporation’s financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount of dividends that can be paid without regulatory approval. See Part I, Item 1, “Business – Payment of Dividends.” The Corporation and its predecessors have paid cash dividends for the past eighty-seven consecutive years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2015, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan, the Director’s and Executive Officers Stock Purchase Plan, and the 2013 Omnibus Incentive Plan. No additional option shares can be granted under the Key Individual Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders(1)	1,000	$19.95	170,867
Equity compensation plans not approved by stockholders(2)	0	0.00	0
Total	1,000	$19.95	170,867

(1) The Key Individual Stock Option Plan, the Directors and Executive Officers Stock Purchase Plan, and the 2013 Omnibus Incentive Plan.

(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three years.

Performance Graph

The following graph compares the cumulative total stockholder return of the Corporation’s common stock with SNL’s Southeast Bank Index, SNL Bank $250M-$500M Index, the S&P 500 Index and the NASDAQ Composite Index. SNL’s Southeast Bank Index is a compilation of the total return to stockholders over the past five years of a group of 91 banks located in the southeastern states of Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The SNL Bank $250M-$500M Index is a compilation of the total return to stockholders over the past five years of a group of 10 banks in the United States with assets between $250 million and $500 million. The comparison assumes $100 was invested January 1, 2011, and that all semi-annual and quarterly dividends were reinvested each period. The comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2010.

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Corporation’s Common Stock.

		Period Ending
Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Southwest Georgia Financial Corporation	100.00	78.16	91.71	111.03	141.11	160.88
SNL Bank $250M-$500M Index	100.00	93.94	116.61	158.34	180.68	206.71
SNL Southeast Bank Index	100.00	58.51	97.19	131.70	148.33	146.02
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
NASDAQ Composite Index	100.00	99.21	116.82	163.75	188.03	201.40

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, retail brokerage and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, as well as Baker, Lowndes, Tift and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have five full service banking facilities, six automated teller machines, and recently opened a loan production office in Tifton, Georgia.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically in Valdosta, Georgia, with two full-service banking centers in June 2010 and March 2012, a mortgage origination office in January 2011, and a commercial banking center in August 2014. Continuing to expand our geographical footprint, in January 2016, a loan production office was opened in the neighboring community of Tifton, Georgia.

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In 2015, noninterest income, at 21.6% of the Corporation’s total revenue, declined mostly due to a decrease in mortgage banking income and lower gains on the sale of securities when compared with 25.3% in 2014.

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

At the end of 2015, the Corporation’s nonperforming assets increased to $1.629 million from $1.060 million at December 31, 2014, due to increases of $760 thousand in nonaccrual loans which were partially offset by a decrease of $192 thousand in foreclosed assets when compared to the end of 2014.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of December 31, 2015, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

For the year ended December 31, 2015, net income was $3.37 million, up $470 thousand from net income of $2.90 million for 2014. The improvement in net income was primarily due to a $943 thousand increase in net interest income after provision for loan losses. Interest income and fees on loans increased $560 thousand due to greater loan volume while interest expense declined $39 thousand due to lower interest paid on borrowings. Also, positively impacting our net income was a $189 thousand decrease in the provision for loan losses and lower salaries and employee benefits of $445 thousand compared to 2014. The decrease in salaries and employee benefits is a result of duties and responsibilities of retirees being absorbed by other personnel as well as a decrease in contributions to employee benefit plans. Partially offsetting these improvements in net earnings was declining income from mortgage banking services of $327 thousand as well as lower gains on sale of securities compared with the prior year. On a per share basis, we had a net income of $1.32 per diluted share for 2015 compared with a net income of $1.14 per diluted share for 2014.

For the year ended December 31, 2014, net income was $2.90 million, up $131 thousand from net income of $2.77 million for 2013. The improvement in net income was primarily due to a $635 thousand increase in net interest income after provision for loan losses. Interest income on investment securities increased $335 thousand due to greater investment volume while interest expense declined $308 thousand due to lower rates paid on deposits and lower interest paid on borrowings. Also, positively impacting our net income was a $90 thousand decrease in the provision for loan losses compared to 2013. Partially offsetting these improvements in net earnings was declining income from mortgage banking services of $295 thousand. On a per share basis, we had a net income of $1.14 per diluted share for 2014 compared with a net income of $1.09 per diluted share for 2013.

We measure our performance on selected key ratios, which are provided in the following table:

	2015	2014	2013
Return on average total assets	0.85%	0.76%	0.76%
Return on average stockholders’ equity	9.38%	8.74%	9.02%
Average stockholders’ equity to average total assets	9.02%	8.70%	8.41%
Net interest margin (tax equivalent)	4.04%	3.99%	4.02%

Net Interest Income

Net interest income after provision for loan losses increased $943 thousand, or 7.2%, to $13.97 million for 2015 when compared with 2014. While total interest income increased $716 thousand, total interest expense decreased $39 thousand. The Corporation recognized a $141 thousand provision for loan losses in 2015, a $189 thousand decrease compared with $330 thousand in 2014. Interest income and fees on loans increased $560 thousand when compared with 2014 resulting from an average increase in loans of $12.6 million. Interest income on investment securities increased $146 thousand mainly due to an increase in overall yield of 9 basis points compared with 2014. Also contributing to the increase in net interest income, interest paid on total borrowings declined by $85 thousand when compared with the prior year, and interest paid on deposits increased $46 thousand to $796 thousand at the end of 2014. The average rate paid on average time deposits of $76.8 million increased 5 basis points when compared with 2014.

For the year 2014, net interest income after provision for loan losses increased $635 thousand, or 5.1%, to $13.03 million when compared with 2013. While total interest income increased $237 thousand, total interest expense decreased $308 thousand. The Corporation recognized a $330 thousand provision for loan losses in 2014, a $90 thousand decrease compared with $420 thousand in 2013. Interest income on investment securities increased $335 thousand mainly due to an increase in average investments volume of $14.0 million as well as an increase in overall yield compared with 2013. Also contributing to the increase in net interest income, interest paid on total borrowings declined by $175 thousand when compared with 2013, and, as a result of the current interest rate environment, interest paid on deposits declined by $132 thousand to $750 thousand at the end of 2014. The average rate paid on average time deposits of $77.6 million decreased 11 basis points when compared with 2013. Partially offsetting these improvements, interest income and fees from loans decreased $84 thousand due to lower yields and fees on loans when compared with 2013.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin increased 5 basis points to 4.04% for 2015 when compared with 2014. The increase in net interest margin was primarily impacted by lower yields on borrowings. Net interest margin was 3.99% for 2014, a 3 basis point decrease from 4.02% in 2013.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

	2015		2014		2013
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$1,121	(12.1)%	$1,275	(0.2)%	$1,278	2.9%
Income from trust services	245	1.7	241	5.7	228	11.0
Income from retail brokerage services	421	12.0	376	11.2	338	(11.4)
Income from insurance services	1,373	3.7	1,324	(0.3)	1,328	3.8
Income from mortgage banking services	318	(50.7)	645	(31.4)	940	(44.0)
Gain (loss) on the sale or disposition of assets	22	(75.3)	89	230.9	(68)	(384.0)
Gain on the sale of securities	4	(98.6)	293	(6.1)	312	(7.7)
Other income	756	1.7	743	1.1	735	5.3

Total noninterest income	$4,260	(14.6)%	$4,986	(2.1)%	$5,091	(7.9)%

For 2015, noninterest income was $4.26 million, down from $4.99 million in the same period of 2014. The decrease was primarily attributed to a $327 thousand decrease in income from mortgage banking services. Also, net gains on the sale of securities, service charges on deposit accounts, and net gains on the sale or disposition of assets were less than the prior year by $290 thousand, $153 thousand and $66 thousand, respectfully, when compared with last year. These decreases were partially offset by increases in income from insurance, retail brokerage, and trust services of $49 thousand, $45 thousand, and $4 thousand, respectfully, when compared with 2014.

For 2014, noninterest income was $4.99 million, down from $5.09 million in the same period of 2013. The decrease was primarily attributed to a $295 thousand decrease in income from mortgage banking services. Also, net gains on the sale of securities were less than 2013 by $19 thousand. Insurance service income and service charges on deposit accounts declined slightly when compared with last year. These decreases were partially offset by an $89 thousand gain on the disposition of assets in 2014 compared with a $68 thousand loss in 2013. Also, income from retail brokerage and trust services increased $38 thousand and $13 thousand, respectively, when compared with 2013.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

	2015		2014		2013
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$7,914	(5.3)%	$8,359	(1.1)%	$8,455	(3.0)%
Occupancy expense	1,121	5.7	1,061	3.5	1,025	1.9
Equipment expense	923	3.0	896	(0.7)	902	(4.0)
Data processing expense	1,224	8.3	1,130	3.0	1,097	1.4
Amortization of intangible assets	16	(64.4)	45	(79.2)	216	(1.7)
Other operating expenses	2,832	(1.6)	2,879	8.6	2,651	0.8

Total noninterest expense	$14,030	(2.4)%	$14,370	0.2%	$14,346	(1.7)%

Noninterest expense decreased $340 thousand to $14.03 million in 2015 compared with the same period in 2014. Salaries and employee benefits, other operating, and amortization of intangible assets decreased $445 thousand, $48 thousand, and $29 thousand, respectively, when compared with 2014. The decrease in salaries and employee benefits is a result of duties and responsibilities of retirees being absorbed by other personnel as well as a decrease in contribution to the employee benefit plan. Partially offsetting these decreases were increases in data processing, occupancy, and equipment expense of $95 thousand, $60 thousand and $27 thousand, respectively, compared with 2014.

For 2014, noninterest expense increased $24 thousand to $14.37 million compared with the same period in 2013. Other operating expense increased $228 thousand due primarily to an increase in professional fees and charge-offs related to debit card fraud. Occupancy and data processing expense also increased $36 thousand and $33 thousand, respectively, compared with 2013. These increases were partially offset by a $171 thousand reduction in amortization of intangible assets due to the core deposit premiums completely amortizing in 2013. Salaries and employee benefits decreased $96 thousand to $8.36 million when compared with 2013. Equipment expense also decreased $6 thousand compared with 2013.

The efficiency ratio, (noninterest expense divided by total noninterest income plus tax equivalent net interest income), a measure of productivity, decreased to 73.0% for 2015 when compared with 75.4% and 77.0% for the years 2014 and 2013, respectively. The improvement in the efficiency ratio for 2015 resulted from growth in interest income while noninterest expense declined when compared with 2014. The improvement in the efficiency ratio for 2014 resulted from growth in net interest income while noninterest expense remained relatively flat when compared with 2013.

Federal Income Tax Expense

The Corporation had an expense of $827 thousand for federal income taxes in 2015 compared with an expense of $740 thousand in 2014 and $365 thousand for the year ending December 31, 2013. These amounts resulted in an effective tax rate of 19.7%, 20.3%, and 11.6%, for 2015, 2014, and 2013, respectively. See Note 10 of the Corporation’s Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

Total average assets increased $16.6 million to $398.6 million in 2015 compared with 2014. The increase in total average assets is primarily attributable to an increase in average loans of $12.6 million and a higher level of average investment securities of $6.4 million. The Corporation’s earning assets, which include loans, investment securities, certificates of deposit with other banks and interest-bearing deposits with banks, averaged $369.9 million in 2015, a 5% increase from $352.4 million in 2014. The average volume for total deposits increased $12.9 million mostly due to an increase in non-interest bearing deposits of $9.0 million compared with the prior year. For 2014, average earning assets were comprised of 63% loans, 31% investment securities, and 6% deposit balances with banks. The ratio of average earning assets to average total assets increased to 92.8% for 2015 compared with 92.2% for 2014.

Loans

Loans are one of the Corporation’s largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2015, average net loans represented 63% of average earning assets and 58% of average total assets.

The composition of the Corporation’s loan portfolio at December 31, 2015, 2014, and 2013 was as follows:

	2015		2014		2013
	(Dollars in thousands)
Category	Amount	% Change	Amount	% Change	Amount	% Change

Commercial, financial, and agricultural	$58,173	21.5%	$47,862	9.6%	$43,675	7.8%
Real estate:
Construction	19,831	61.8	12,257	(22.7)	15,859	(6.7)
Commercial	85,777	11.5	76,916	(2.3)	78,722	12.4
Residential	67,969	(1.9)	69,304	7.6	64,383	3.1
Agricultural	15,620	4.2	14,996	19.0	12,606	24.0
Consumer & other	3,435	11.1	3,091	(10.9)	3,469	(13.5)
Total loans	$250,805	11.8	$224,426	2.6	$218,714	7.1
Unearned interest and discount	(19)	(26.9)	(26)	0.0	(26)	13.3
Allowance for loan losses	(3,032)	(2.6)	(3,114)	(1.2)	(3,078)	(8.2)
Net loans	$247,754	11.9%	$221,286	2.6%	$215,610	7.1%

Total year-end balances of loans increased $26.5 million while average total loans increased $12.6 million in 2015 compared with 2014. Commercial, construction and agricultural real estate loan categories as well as commercial, financial and agricultural, and consumer loans experienced growth in 2015. The ratio of total loans to total deposits at year end increased to 73.9% in 2015 compared with 72.4% in 2014. The loan portfolio mix at year-end 2015 consisted of 7.9% loans secured by construction real estate, 34.2% loans secured by commercial real estate, 27.1% of loans secured by residential real estate, and 6.2% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 23.2% and installment loans to individuals for consumer purposes of 1.4%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation’s loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2015.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on non-accruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $3.032 million, or 1.2% of total loans outstanding, as of December 31, 2015. This level represented a $82 thousand decrease from the corresponding 2014 year-end amount, which was 1.4% of total loans outstanding.

There was a provision for loan losses of $141 thousand in 2015 compared with a provision for loan losses of $330 thousand in 2014. See Part I, Item 1, “Table 4 – Loan Portfolio” of the Guide 3 for details of the changes in the allowance for loan losses.

Investment Securities

The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income for excess liquidity that is not needed for loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment. The Corporation’s investment securities represent 27.5% of our assets and 51% of the portfolio includes largely state, county and municipal securities. Also, the portfolio includes 38% of U.S. government agency securities, 9% of U.S. government sponsored pass-thru residential mortgage-backed securities, and 2% of corporate notes.

The following table summarizes the contractual maturity of investment securities at their carrying values as of December 31, 2015:

Amounts Maturing In:	Securities Available for Sale	Securities Held to Maturity	Total
	(Dollars in thousands)
One year or less	$0	$3,957	$3,957
After one through five years	22,310	27,302	49,612
After five through ten years	23,223	21,412	44,635
After ten years	5,931	8,218	14,149
Total debt investment securities	51,464	60,889	112,353
Equity securities	12	0	12
Total investment securities	$51,476	$60,889	$112,365

At year-end 2015, the total investment portfolio decreased to $112.4 million, down $3.1 million, compared with $115.4 million at year-end 2014. The decrease was mainly due to calls and maturities of $6.2 million of municipal securities and U.S. government agency securities as well as residential mortgage-backed securities principal paydowns of $3.0 million. Additionally, we sold $4.0 million of U.S. government agency securities and $517 thousand of residential mortgage-backed securities resulting in a net loss of $18 thousand and a net gain of $22 thousand, respectively. These small lots of held to maturity mortgage-backed securities sold were paid down by over 85% of face value. Partially offsetting these calls, maturities and sales were purchases of $10.9 million of U.S. government agency securities and municipal securities.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, other-than-temporarily impaired preferred stock, and property acquired by foreclosure. The level of nonperforming assets increased $569 thousand at year-end 2015 compared with year-end 2014 due to an increase of $760 thousand in nonaccrual loans. Partially offsetting this increase was a decline of $192 thousand in foreclosed assets. Nonperforming assets were approximately $1.629 million, or 0.39% of total assets as of December 31, 2015, compared with $1.060 million or 0.28% of total assets at year-end 2014.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2015, average deposits increased from $318.3 million in 2014 to $331.1 million. This average deposit growth occurred primarily in noninterest bearing deposits and money market deposits. As of December 31, 2015, the Corporation’s balance of certificates of deposit of $100,000 or more decreased to $25.2 million from $31.4 million at the end of 2014.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2015, the Corporation borrowed $14 million in principal reducing credit advances, $9 million in fixed rate credit advances, repaid $9 million of the fixed-rate advances, and made an annual installment payments of $5.1 million on two principal reducing credit advances from the Federal Home Loan Bank. During 2016, we expect to make annual installment payments totaling $6.7 million on principal reducing credit advances. Total long-term advances with the Federal Home Loan Bank were $28.5 million at December 31, 2015. Two of these advances totaling $10 million have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Corporation intends to pay off these advances at the conversion dates. Details on the Federal Home Loan Bank advances are presented in Notes 7 and 8 to the financial statements.

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

The Corporation is a separate entity from the Bank and provides for its own liquidity. The Corporation is responsible for the payment of dividends declared for stockholders, and interest and principal on its outstanding debt. Substantially, all of the Corporation’s liquidity is obtained from dividends from the Bank.

The Consolidated Statement of Cash Flows details the Corporation’s cash flows from operating, investing, and financing activities. During 2015, operating and financing activities provided cash flows of $41.3 million, while investing activities used $22.8 million resulting in an increase in cash and cash equivalents balances of $18.5 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Bank’s deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 92.6% of total deposits on December 31, 2015, compared with 89.9% in 2014.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss. The Bank had $4.0 million of investment securities maturing within one year or less on December 31, 2015, which represented 3.5% of the investment debt securities portfolio. Also, the Bank has $14.7 million of U.S. government agency securities callable at the option of the issuer within one year and approximately $3.0 million of expected annual cash flow in principal reductions from payments of mortgage-backed securities. In 2015, $3.0 million of our callable U.S. government agency securities were called and none were called in 2014. We have reinvested these proceeds from called investment securities in new loans and new investment securities. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations.

Contractual Obligations

The chart below shows the Corporation’s contractual obligations and its scheduled future cash payments under those obligations as of December 31, 2015.

The majority of the Corporation’s outstanding contractual obligations are long-term debt. The remaining contractual are comprised of purchase obligations for data processing services and a rental agreement for our loan production office in Tifton, Georgia. We have no capital lease obligations.

	Payments Due by Period
	(Dollars in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$28,476	$0	$16,933	$6,400	$5,143
Operating leases	43	22	11	10	0
Total contractual obligations	$28,519	$22	$16,944	$6,410	$5,143

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

Financial instruments whose contract amounts represent credit risk:	2015	2014
	(Dollars in thousands)
Commitments to extend credit	$24,780	$17,134
Standby letters of credit	$960	$975

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 9.02% in 2015 and 8.70% in 2014. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. The Basel III Capital Rules set forth changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based ratios. The new risk weightings are more punitive for assets held by banks that are deemed to be of higher risk. The minimum capital level requirements applicable to the Bank under the Basel III Capital Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a Total risk-based capital ratio of 8%; and (iv) Tier 1 leverage ratio of 4%. Common equity Tier 1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments. At year-end 2015, we were well in excess of the minimum requirements under the guidelines with a common equity Tier 1 capital ratio of 14.07%, Tier I risk-based capital ratio of 14.07%, Total risk-based capital ratio of 15.22%, and a leverage ratio of 9.13%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios at December 31, 2015 and 2014 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

	Southwest Georgia Financial Corporation		Southwest Georgia Bank
Risk Based Capital Ratios	2015	2014	2015	2014	Minimum Regulatory Guidelines	Minimum For Well Capitalized

Common Equity Tier 1	14.07%	N/A	12.99%	N/A	4.50%	≥ 6.50%
Tier I capital	14.07%	14.45%	12.99%	13.93%	6.00%	≥ 8.00%
Total risk-based capital	15.22%	15.70%	14.14%	15.18%	8.00%	≥ 10.00%
Leverage	9.13%	9.14%	8.43%	8.81%	4.00%	≥ 5.00%

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2015. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

March 30, 2016

TJS Deemer Dana LLP

tjsdd.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Southwest Georgia Financial Corporation

We have audited the accompanying consolidated balance sheets of Southwest Georgia Financial Corporation and subsidiary as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Georgia Financial Corporation and subsidiary as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

TJS Deemer Dana LLP

Dublin, Georgia
March 18, 2016

1004 Hillcrest Parkway
Dublin, GA 31021
PHONE: 478.272.2030
FAX: 478.272.3318

2905 Premiere Parkway
Suite 100
Duluth, GA 30097
PHONE: 770.498.1400
FAX: 770.498.1419

118 Park of Commerce Drive
Suite 200
Savannah, GA 31405
PHONE: 912.238.1001
FAX: 912.238.1701

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

	2015	2014
ASSETS

Cash and due from banks	$6,156,818	$6,782,566
Interest-bearing deposits in other banks	24,923,455	5,776,131
Cash and cash equivalents	31,080,273	12,558,697

Certificates of deposit in other banks	245,000	1,470,000
Investment securities available for sale, at fair value	51,476,411	53,837,956
Investment securities to be held to maturity (fair value
approximates $62,198,699 and $62,841,404)	60,888,804	61,587,819
Federal Home Loan Bank stock, at cost	1,869,200	1,560,000
Loans, net of allowance for loan losses of $3,032,242 and $3,114,151	247,754,093	221,285,666
Premises and equipment, net	11,157,444	11,756,267
Foreclosed assets, net	81,750	273,653
Intangible assets	50,781	66,406
Bank owned life insurance	5,231,393	5,104,173
Other assets	5,020,321	4,779,573

Total assets	$414,855,470	$374,280,210

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
NOW accounts	$25,382,480	$22,889,731
Money market	108,226,017	99,918,017
Savings	27,720,845	28,156,220
Certificates of deposit $100,000 and over	25,189,020	31,366,996
Other time accounts	50,728,148	46,299,767

Total interest-bearing deposits	237,246,510	228,630,731
Noninterest-bearing deposits	101,769,333	81,342,861

Total deposits	339,015,843	309,973,592

Short-term borrowed funds	7,590,476	5,133,333
Long-term debt	28,476,190	22,066,667
Other liabilities	3,675,271	2,771,236

Total liabilities	378,757,780	339,944,828

Stockholders’ equity:
Common stock – $1 par value, 5,000,000 shares
authorized, 4,293,835 shares for 2015 and 2014 issued	4,293,835	4,293,835
Additional paid-in capital	31,701,533	31,701,533
Retained earnings	27,369,480	25,014,980
Accumulated other comprehensive loss	(1,153,363)	(561,171)
Treasury stock, at cost 1,745,998 shares for 2015 and 2014	(26,113,795)	(26,113,795)

Total stockholders’ equity	36,097,690	34,335,382

Total liabilities and stockholders’ equity	$414,855,470	$374,280,210

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Interest income:
Interest and fees on loans	$12,695,520	$12,135,221	$12,219,130
Interest on debt securities: Taxable	1,345,549	1,366,591	998,238
Interest on debt securities: Tax-exempt	1,240,706	1,055,727	1,110,237
Dividends	72,619	69,343	38,645
Interest on deposits in other banks	62,138	51,995	65,910
Interest on certificates of deposit in other banks	11,795	33,327	42,703
Total interest income	15,428,327	14,712,204	14,474,863

Interest expense:
Deposits	795,850	749,854	882,085
Federal funds purchased	426	258	15
Other short-term borrowings	67,274	169,661	295,034
Long-term debt	453,258	435,686	485,823
Total interest expense	1,316,808	1,355,459	1,662,957

Net interest income	14,111,519	13,356,745	12,811,906

Provision for loan losses	141,300	330,000	420,000
Net interest income after provision
for loan losses	13,970,219	13,026,745	12,391,906

Noninterest income:
Service charges on deposit accounts	1,121,240	1,274,726	1,278,221
Income from trust services	245,279	241,131	227,622
Income from brokerage services	420,695	375,699	338,323
Income from insurance services	1,372,872	1,324,183	1,328,532
Income from mortgage banking services	317,970	645,241	939,874
Net gain (loss) on sale or disposition of assets	22,382	88,631	(68,088)
Net gain on sale of securities	3,587	293,508	311,800
Other income	756,152	743,319	734,887
Total noninterest income	4,260,177	4,986,438	5,091,171

Noninterest expense:
Salaries and employee benefits	7,914,155	8,359,019	8,455,375
Occupancy expense	1,120,940	1,060,822	1,025,293
Equipment expense	923,267	896,416	902,312
Data processing expense	1,224,177	1,129,617	1,096,790
Amortization of intangible assets	15,625	44,931	215,700
Other operating expenses	2,831,433	2,878,991	2,650,599
Total noninterest expenses	14,029,597	14,369,796	14,346,069

Income before income taxes	4,200,799	3,643,387	3,137,008
Provision for income taxes	827,164	739,557	364,664
Net income	$3,373,635	$2,903,830	$2,772,344

Basic earnings per share:
Net income	$1.32	$1.14	$1.09
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837
Diluted earnings per share:
Net income	$1.32	$1.14	$1.09
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Net income	$3,373,635	$2,903,830	$2,772,344
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	138,361	1,490,640	(967,218)
Reclassification adjustment for gains realized in income	(3,587)	(293,508)	(311,800)
Unrealized gain (loss) on pension plan benefits	(1,032,035)	55,700	191,451
Federal income tax expense (benefit)	(305,069)	425,963	(369,773)
Other comprehensive income (loss), net of tax	(592,192)	826,869	(717,794)
Total comprehensive income	$2,781,443	$3,730,699	$2,054,550

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2015, 2014, and 2013

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at Dec. 31, 2012	$4,293,835	$31,701,533	$20,663,681	$(670,246)	$(26,113,795)	$29,875,008
Net Income	—	—	2,772,344	—	—	2,772,344
Comprehensive income (loss):
Changes in net loss on securities available for sale	—	—	—	(844,152)	—	(844,152)
Changes in net gain on pension plan benefits	—	—	—	126,358	—	126,358
Cash dividend declared $.20 per share	—	—	(509,567)	—	—	(509,567)
Balance at Dec. 31, 2013	4,293,835	31,701,533	22,926,458	(1,388,040)	(26,113,795)	31,419,991
Net Income	—	—	2,903,830	—	—	2,903,830
Comprehensive income:
Changes in net gain on securities available for sale	—	—	—	790,107	—	790,107
Changes in net gain on pension plan benefits	—	—	—	36,762	—	36,762
Cash dividend declared $.32 per share	—	—	(815,308)	—	—	(815,308)
Balance at Dec. 31, 2014	4,293,835	31,701,533	25,014,980	(561,171)	(26,113,795)	34,335,382
Net Income	—	—	3,373,635	—	—	3,373,635
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	88,951	—	88,951
Changes in net loss on pension plan benefits	—	—	—	(681,143)	—	(681,143)
Cash dividend declared $.40 per share	—	—	(1,019,135)	—	—	(1,019,135)
Balance at Dec. 31, 2015	$4,293,835	$31,701,533	$27,369,480	$(1,153,363)	$(26,113,795)	$36,097,690

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2015, 2014, and 2013

	2015	2014	2013
Cash flows from operating activities:
Net income	$3,373,635	$2,903,830	$2,772,344
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	141,300	330,000	420,000
Depreciation	961,964	890,812	897,849
Net amortization of investment securities	307,861	324,209	361,086
Income on cash surrender value of bank owned life insurance	(147,601)	(123,784)	(175,835)
Amortization of intangibles	15,625	44,931	215,700
Loss (gain) on sale/writedown of foreclosed assets	(13,077)	(84,898)	142,757
Net gain on sale of securities	(3,587)	(293,508)	(311,800)
Net gain on disposal of other assets	(9,305)	(3,733)	(28,670)
Change in:
Other assets	52,322	640,249	219,807
Other liabilities	(208,670)	(213,747)	(526,058)
Net cash provided by operating activities	4,470,467	4,414,361	3,987,180

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	5,115,703	3,983,421	9,255,718
Proceeds from calls, paydowns and maturities of securities AFS	4,143,139	2,460,175	4,093,589
Proceeds from Federal Home Loan Bank Stock repurchase	141,600	1,115,000	491,500
Proceeds from sale of securities available for sale	4,044,500	2,208,318	442,600
Proceeds from sale of securities held to maturity	516,746	0	0
Proceeds from maturity of certificates of deposit in other banks	1,225,000	1,960,000	735,000
Purchase of securities held to maturity	(5,207,650)	(6,239,587)	(9,341,009)
Purchase of securities available for sale	(5,709,379)	(20,586,864)	(20,328,480)
Purchase of Federal Home Loan Bank Stock	(450,800)	(954,000)	(765,000)
Purchase of certificates of deposit in other banks	0	0	(245,000)
Net change in loans	(26,517,707)	(6,362,332)	(14,944,752)
Purchase bank owned life insurance	0	0	(116,000)
Proceeds from bank owned life insurance	30,011	0	68,505
Purchase of premises and equipment	(370,837)	(2,311,767)	(1,105,919)
Proceeds from sales of other assets	201,000	578,067	1,398,264
Net cash used by investing activities	(22,838,674)	(24,149,569)	(30,360,984)

Cash flows from financing activities:
Net change in deposits	29,042,251	(460,947)	18,672,479
Payment of short-term portion of long-term debt	(5,133,333)	(11,800,000)	(2,000,000)
Proceeds from issuance of short-term debt	2,457,143	0	0
Proceeds from issuance of long-term debt	11,542,857	10,000,000	9,000,000
Cash dividends paid	(1,019,135)	(815,308)	(509,567)
Net cash provided (used) by financing activities	36,889,783	(3,076,255)	25,162,912

Increase (decrease) in cash and cash equivalents	18,521,576	(22,811,463)	(1,210,892)
Cash and cash equivalents - beginning of period	12,558,697	35,370,160	36,581,052
Cash and cash equivalents - end of period	$31,080,273	$12,558,697	$35,370,160

Cash paid during the year for:
Income taxes	$725,000	$255,000	$510,000
Interest paid	$1,314,156	$1,414,059	$1,696,525

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	2015	2014	2013
NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$241,980	$357,013	$206,518
Unrealized gain (loss) on securities AFS	$134,774	$1,197,132	$(1,279,018)
Unrealized gain (loss) on pension plan benefits	$(1,032,035)	$55,700	$191,451
Net reclass between short and long-term debt	$5,133,333	$5,133,333	$11,800,000
Adjustment to director’s deferred compensation liability	$0	$0	$(33,000)
Sale of foreclosed properties through loans	$(334,000)	$0	$0

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Southwest Georgia Financial Corporation (the “Corporation”) and its direct and indirect subsidiaries conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The following is a description of the more significant of those policies.

Principles of Consolidation

The consolidated financial statements include the accounts of Southwest Georgia Financial Corporation and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Nature of Operations

The Corporation offers comprehensive financial services to consumer, business, and governmental customers through its banking offices in southwest Georgia. Its primary deposit products are money market, NOW, savings and certificates of deposit, and its primary lending products are consumer and commercial mortgage loans. The Corporation provides, in addition to conventional banking services, investment planning and management, trust management, mortgage banking, and commercial and individual insurance products. Insurance products and advice are provided by the Southwest Georgia Bank’s Southwest Georgia Insurance Services Division.

The Corporation’s primary business is providing banking services through the Southwest Georgia Bank (the “Bank”) to individuals and businesses principally in the counties of Colquitt, Baker, Worth, Lowndes and the surrounding counties of southwest Georgia. We have two full-service banking centers and a mortgage origination office in Valdosta, Georgia. A new commercial banking center in Valdosta, Georgia was completed and opened in August of 2014. We have expanded our geographical footprint in to neighboring Tift County, Georgia, with a loan production office that opened for business in January 2016.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $5,619,847 at December 31, 2015.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no allowance for foreclosed asset losses at December 31, 2015.

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

Retirement Plans

The Corporation and its direct and indirect subsidiaries have post-retirement plans covering substantially all employees. The Corporation makes annual contributions to the plans in amounts not exceeding the regulatory requirements.

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At December 31, 2015 and 2014, the policies had a value of $5,231,393 and $5,104,173, respectively, and were 14.5% and 14.9%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

Income Taxes

The Corporation and its direct and indirect subsidiaries file a consolidated income tax return. Each subsidiary computes its income tax expense as if it filed an individual return except that it does not receive any portion of the surtax allocation. Any benefits or disadvantages of the consolidation are absorbed by the parent company.  Each subsidiary pays its allocation of federal income taxes to the parent company or receives payment from the parent company to the extent that tax benefits are realized.

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

The Corporation recognizes penalties related to income tax matters in income tax expense.  The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax period ending December 31, 2013 and subsequent years.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2015, 2014, and 2013 were $153,423, $161,994, and $180,505, respectively.

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

As of December 31, 2015, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

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

As of December 31, 2015, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since December 31, 2015, that management believes has changed the Bank’s status as “well-capitalized.” The capital ratios of the Corporation and Bank are presented in Footnote 15.

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets. The new standard significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured as fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-01 is being reviewed for any material impact there may be on the Corporation's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. The ASU is part of the FASB simplification initiative aimed at reducing complexity in accounting standards. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. As a result, each jurisdiction will now only have one net noncurrent deferred tax asset or liability. Importantly, the guidance does not change the existing requirement that only permits offsetting within a jurisdiction - that is, companies are still prohibited from offsetting deferred tax liabilities from one jurisdiction against deferred tax assets of another jurisdiction. This ASU is effective for annual periods beginning after December 31, 2016 and interim periods within those annual periods. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Corporation's consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805). The ASU simplifies the accounting for measurement period adjustments. The amendments require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period when the adjustment amounts are determined. The acquirer is required to record in the same period's financial statements the effect on earnings from changes in depreciation, amortization, or other income effects resulting from the change to provisional amounts, calculated as if the accounting had been completed at the acquisition date. The acquirer must present separately on the income statement, or disclose in the notes, the amount recorded in current-period earnings that would have been recorded in previous reporting periods if the provisional amount had been recognized at the acquisition date. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU No. 2015-16 is not expected to have a material impact on the Corporation's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30), Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The ASU provides guidance not previously included in ASU 2015-03 regarding debt issuance related to line-of-credit arrangements. The amendment allows an entity to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs over the term of the line-of-credit arrangement, regardless if there are any outstanding borrowings on the line-of-credit arrangement. The amendment is effective for fiscal years beginning after December 15, 2015. The adoption of ASU No. 2015-15 is not expected to have a material impact on the Corporation's consolidated financial statements.

In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers, deferring the effective date of the new revenue standard by one year. The standard also allows entities to choose to adopt the standard as of the original effective date. The FASB decided, based on its outreach to various stakeholders and the forthcoming amendments to the new revenue standard, that a deferral is necessary to provide adequate time to effectively implement the new revenue standard.

In July 2015, the FASB issued ASU No. 2015-12, Plan Accounting: Defined Benefit Pension Plans, Defined Contribution Pension Plans, and Health and Welfare Benefit Plans. The new standard consists of two parts – Part 1: Fully Benefit-Responsive Investment Contracts – the objective of part one is to reduce the cost and complexity of reporting for fully benefit-responsive investment contracts; Part II: Plan Investment Disclosures – the objective of part two simplifies the disclosure requirements for plan investments. The amendments in Part II only apply to entities that follow the requirements in Topics 960, 962, and 965. This ASU is effective for fiscal years beginning after December 15, 2015. The amendments of this update should be applied retrospectively for all financial statements presented. The adoption of ASU No. 2015-12 is not expected to have a material impact on the Corporation's consolidated financial statements.

In June 2015, the FASB issued ASU No. 2015-10, Technical Corrections and Improvements. On November 10, 2010 FASB added a standing project that will facilitate the FASB Accounting Standards Codification ("Codification") updates for technical corrections, clarifications, and improvements. These amendments are referred to as Technical Corrections and Improvements. Maintenance updates include non-substantive corrections to the Codification, such as editorial corrections, various link-related changes, and changes to source fragment information. This ASU contains amendments that will affect a wide variety of Topics in the Codification. The amendments in this ASU will apply to all reporting entities within the scope of the affected accounting guidance and generally fall into one of four categories: amendments related to differences between original guidance and the Codification, guidance clarification and reference corrections, simplification, and minor improvements. In summary, the amendments in this ASU represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for fiscal years and interim reporting periods after December 15, 2015. Early adoption is permitted including adoption in an interim period. All other amendments are effective upon the issuance of this ASU. ASU 2015-10 is not expected to have a material impact on the Corporation's consolidated financial statements.

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

2. INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized costs of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$42,074,712	$782,567	$214,957	$42,642,322
State and municipal securities	2,573,844	33,840	0	2,607,684
Residential mortgage-backed securities	3,601,949	140,934	1,438	3,741,445
Corporate notes	2,496,320	0	23,360	2,472,960

Total debt securities AFS	50,746,825	957,341	239,755	51,464,411
Equity securities	12,000	0	0	12,000
Total securities AFS	$50,758,825	$957,341	$239,755	$51,476,411

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$45,121,060	$758,874	$387,009	$45,492,925
State and municipal securities	880,580	0	5,913	874,667
Residential mortgage-backed securities	4,757,738	215,276	1,370	4,971,644
Corporate notes	2,495,765	4,255	1,300	2,498,720

Total securities AFS	$53,255,143	$978,405	$395,592	$53,837,956

Securities Held to Maturity:

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$54,775,093	$1,124,007	$41,153	$55,857,947
Residential mortgage-backed securities	6,113,711	227,041	0	6,340,752

Total securities HTM	$60,888,804	$1,351,048	$41,153	$62,198,699

December 31, 2014	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$53,058,749	$958,434	$87,772	$53,929,411
Residential mortgage-backed securities	8,529,070	382,923	0	8,911,993

Total securities HTM	$61,587,819	$1,341,357	$87,772	$62,841,404

At December 31, 2015, securities with a carrying value of $74,772,674 and a market value of $75,959,402 were pledged as collateral for public deposits and other purposes as required by law. Of these amounts, approximately $26,000,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2014, securities with a carrying value of $64,233,906 and a market value of $65,166,684 were pledged as collateral for public deposits and other purposes as required by law. At December 31, 2015 we had both 1 – 4 family and multifamily mortgage loans and at December 31, 2014, we had only 1-4 family mortgage loans pledged to secure Federal Home Loan Bank (“FHLB”) advances. The FHLB requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2015, this stock investment was $1,869,200.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation’s stockholders’ equity at December 31, 2015.

The amortized cost and estimated fair value of securities at December 31, 2015 and 2014, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

December 31, 2015

Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	22,374,572	22,310,228
After five through ten years	22,553,504	23,222,962
After ten years	5,818,749	5,931,221

Total debt securities AFS	50,746,825	51,464,411
Equity securities	12,000	12,000
Total securities AFS	$50,758,825	$51,476,411

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$3,956,629	$3,968,196
After one through five years	27,302,169	27,617,796
After five through ten years	21,412,080	22,253,863
After ten years	8,217,926	8,358,844

Total securities HTM	$60,888,804	$62,198,699

December 31, 2014

Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	18,453,816	18,260,779
After five through ten years	29,521,793	30,216,568
After ten years	5,279,534	5,360,609

Total securities AFS	$53,255,143	$53,837,956

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$3,160,887	$3,196,256
After one through five years	28,494,335	28,780,760
After five through ten years	22,246,060	23,036,240
After ten years	7,686,537	7,828,148

Total securities HTM	$61,587,819	$62,841,404

For the years ended December 31, 2015, 2014, and 2013, proceeds from sales of securities available for sale amounted to $4,044,500, $2,208,318, and $442,600, respectively. In 2015, $516,746 of securities held to maturity were sold. Reported net realized gains amounted to $3,587, $293,508, and $311,800, respectively. The net gain in 2015 was due to selling $4,044,500 in short-term U. S. government agency securities and $516,746 in mortgage-backed securities in order to provide liquidity and remove small lots of mortgage-backed securities. These small lots of held to maturity mortgage-backed securities sold were paid down by over 85% of face value. The net gain in 2014 was due to the sale of $2,208,318 of small lots of mortgage-backed securities and the remaining government sponsored entity preferred stock. The net gain in 2013 was due to the sale of $442,600 of a government sponsored entity preferred stock.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2015	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government agency securities	$73,907	$11,885,323	$141,050	$5,858,950
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	1,438	441,997	0	0
Corporate notes	22,360	1,973,960	1,000	499,000
Total debt securities available for sale	$97,705	$14,301,280	$142,050	$6,357,950

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$26,435	$7,250,634	$14,718	$994,476
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$26,435	$7,250,634	$14,718	$994,476

December 31, 2014	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government agency securities	$17,172	$2,630,919	$369,837	$19,667,408
State and municipal securities	0	0	5,913	874,667
Residential mortgage-backed securities	1,300	498,700	0	0
Corporate notes	0	0	1,370	594,923
Total securities available for sale	$18,472	$3,129,619	$377,120	$21,136,998

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$34,956	$9,199,455	$52,816	$4,130,041
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$34,956	$9,199,455	$52,816	$4,130,041

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

At December 31, 2015, thirty seven debt securities had unrealized losses with aggregate depreciation of .96% from the Corporation’s amortized cost basis. At December 31, 2014, fifty four debt securities had unrealized losses with aggregate depreciation of 1.27%. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation’s loan portfolio at December 31, 2015 and 2014 was as follows:

	2015	2014

Commercial, financial and agricultural loans	$58,173,187	$47,861,368
Real estate
Construction loans	19,831,070	12,257,185
Commercial mortgage loans	85,777,359	76,915,794
Residential loans	67,969,119	69,304,248
Agricultural loans	15,620,266	14,996,076
Consumer & other loans	3,434,380	3,091,067

Loans outstanding	250,805,381	224,425,738

Unearned interest and discount	(19,046)	(25,921)
Allowance for loan losses	(3,032,242)	(3,114,151)
Net loans	$247,754,093	$221,285,666

The Corporation’s only significant concentration of credit at December 31, 2015, occurred in real estate loans which totaled approximately $189 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

At December 31, 2015, $44,138,262 1-4 family and multifamily mortgage loans were pledged to FHLB to secure outstanding advances.

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

Loans placed on nonaccrual status amounted to $1,545,599 and $785,572 at December 31, 2015 and 2014, respectively. There was one past due loan over ninety days and still accruing in the amount of $521 at December 31, 2015 and no past due loans over 90 days and still accruing at December 31, 2014. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $40,346 and $34,300 as of year-end 2015 and 2014, respectively.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of December 31, 2015
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$449,618	$521	$450,139	$0	$57,723,048	$58,173,187
Real estate:
Construction loans	121,694	0	121,694	0	19,709,376	19,831,070
Commercial mortgage loans	810,515	0	810,515	0	84,966,844	85,777,359
Residential loans	2,238,684	0	2,238,684	639,094	65,091,341	67,969,119
Agricultural loans	148,761	0	148,761	906,505	14,565,000	15,620,266
Consumer & other loans	84,342	0	84,342	0	3,350,038	3,434,380

Total loans	$3,853,614	$521	$3,854,135	$1,545,599	$245,405,647	$250,805,381

	Age Analysis of Past Due Loans As of December 31, 2014
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$518,578	$0	$518,578	$25,500	$47,317,290	$47,861,368
Real estate:
Construction loans	233,734	0	233,734	0	12,023,451	12,257,185
Commercial mortgage loans	517,488	0	517,488	681,360	75,716,946	76,915,794
Residential loans	534,896	0	534,896	21,796	68,747,556	69,304,248
Agricultural loans	0	0	0	37,707	14,958,369	14,996,076
Consumer & other loans	70,142	0	70,142	19,209	3,001,716	3,091,067

Total loans	$1,874,838	$0	$1,874,838	$785,572	$221,765,328	$224,425,738

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

At December 31, 2015 and 2014, impaired loans amounted to $5,558,615 and $4,126,957, respectively. A reserve amount of $304,114 and $478,814, respectively, was recorded in the allowance for loan losses for these impaired loans as of December 31, 2015 and 2014.

The following tables present impaired loans, segregated by class of loans as of December 31, 2015 and 2014:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2015	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$0	$0	$0	$0	$0	$0	$0
Real estate:
Construction loans	193,524	72,724	0	72,724	0	133,693	15,049
Commercial mortgage loans	3,256,589	496,159	2,760,430	3,256,589	212,283	2,096,082	89,947
Residential loans	1,988,434	662,523	1,304,999	1,967,522	91,831	3,832,546	107,070
Agricultural loans	257,211	257,211	0	257,211	0	422,099	25,823
Consumer & other loans	4,569	4,569	0	4,569	0	0	0

Total loans	$5,700,327	$1,493,186	$4,065,429	$5,558,615	$304,114	$6,484,420	$237,889

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2014	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$202,323	$25,500	$176,823	$202,323	$99,067	$210,968	$12,192
Real estate:
Construction loans	208,121	87,321	0	87,321	0	76,555	17,925
Commercial mortgage loans	1,170,496	0	1,170,496	1,170,496	240,899	1,309,828	49,522
Residential loans	2,336,711	568,909	1,746,890	2,315,799	129,060	2,232,148	110,730
Agricultural loans	323,808	148,090	175,718	323,808	9,788	425,865	59,802
Consumer & other loans	30,953	27,210	0	27,210	0	23,937	1,324

Total loans	$4,272,412	$857,030	$3,269,927	$4,126,957	$478,814	$4,279,301	$251,495

For the period ending December 31, 2013, the average recorded investment for impaired loans was $2,666,440 and the interest income received during impairment was $113,689.

At December 31, 2015 and 2014, included in impaired loans were $2,290,411 and $215,432, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at December 31, 2015 and 2014, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of December 31, 2015 and 2014. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	December 31, 2015
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	2,280,466	0	1	2,280,466	0	0
Residential loans	5,376	0	1	5,376	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	4,569	0	1	4,569	0	0
Total TDR’s	$2,290,411	$0	3	$2,290,411	0	$0

	December 31, 2014
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$31,713	$0	1	$31,713	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	175,718	0	1	175,718	0	0
Consumer & other loans	8,001	0	1	868	3	7,133
Total TDR’s	$215,432	$0	3	$208,299	3	$7,133

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at December 31, 2015 and 2014.

	December 31, 2015				December 31, 2014
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	1	$175,718	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	3	2,290,411	0	0	4	8,001	0	0
Forbearance of interest	0	0	0	0	1	31,713	0	0
Total	3	$2,290,411	0	$0	6	$215,432	0	$0

As of December 31, 2015 and 2014, the Corporation had a balance of $2,290,411 and $215,432, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans as of December 31, 2015, and $3,290 in charge-offs as of December 31, 2014. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $130,441 and $24,231 at December 31, 2015 and 2014, respectively. The Corporation had no unfunded commitment to lend to a customer that has a troubled debt restructured loan as of December 31, 2015.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of December 31, 2015, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans at December 31, 2015 and 2014:

December 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$731,270	$0	$0	$25,988	$0	$416,250	$1,173,508
Grade 2- Above Avg.	0	0	0	10,011	329,069	0	339,080
Grade 3- Acceptable	30,581,968	7,569,566	26,285,799	31,303,029	9,648,983	1,756,139	107,145,484
Grade 4- Fair	26,075,703	11,022,826	53,296,973	30,946,390	3,930,746	1,230,515	126,503,153
Grade 5a- Watch	217,295	1,097,222	4,791,317	1,263,077	638,402	5,999	8,013,312
Grade 5b- OAEM	560,678	0	523,596	1,233,611	0	13,802	2,331,687
Grade 6- Substandard	6,273	141,456	879,674	3,155,625	1,073,066	11,675	5,267,769
Grade 7- Doubtful	0	0	0	31,388	0	0	31,388
Total loans	$58,173,187	$19,831,070	$85,777,359	$67,969,119	$15,620,266	$3,434,380	$250,805,381

December 31, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$926,512	$0	$0	$27,017	$0	$39,353	$992,882
Grade 2- Above Avg.	0	0	0	89,109	356,081	0	445,190
Grade 3- Acceptable	28,793,317	3,656,979	28,294,037	34,766,811	10,183,723	2,014,924	107,709,791
Grade 4- Fair	17,498,283	7,298,860	45,578,932	28,691,419	2,525,044	959,978	102,552,516
Grade 5a- Watch	392,644	1,135,991	1,411,604	795,450	0	868	3,736,557
Grade 5b- OAEM	38,414	0	590,011	1,240,299	1,755,510	31,872	3,656,106
Grade 6- Substandard	212,198	165,355	1,041,210	3,660,179	175,718	44,072	5,298,732
Grade 7- Doubtful	0	0	0	33,964	0	0	33,964
Total loans	$47,861,368	$12,257,185	$76,915,794	$69,304,248	$14,996,076	$3,091,067	$224,425,738

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

The calculation of ALL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

Changes in the allowance for loan losses are as follows:

	2015	2014	2013

Balance, January 1	$3,114,151	$3,077,561	$2,844,903
Provision charged to operations	141,300	330,000	420,000
Loans charged off	(319,200)	(341,377)	(233,842)
Recoveries	95,991	47,967	46,500

Balance, December 31	$3,032,242	$3,114,151	$3,077,561

The following tables detail activity in the ALL by class of loans for the years ended December 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Charge-offs	263,809	0	0	33,238	0	22,153	319,200
Recoveries	42,253	0	0	22,047	0	31,691	95,991
Net charge-offs	221,556	0	0	11,191	0	(9,538)	223,209
Provisions charged to operations	66,487	0	0	80,260	0	(5,447)	141,300
Balance at end of period, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Ending balance -
Individually evaluated for impairment	$0	$0	$212,283	$91,831	$0	$0	$304,114
Collectively evaluated for impairment	144,781	1,043,083	979,815	290,060	86,656	183,733	2,728,128
Balance at end of period	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Loans :
Ending balance -
Individually evaluated for impairment	$0	$1,012,831	$5,414,491	$2,896,953	$1,682,207	$4,569	$11,011,051
Collectively evaluated for impairment	58,173,187	18,818,239	80,362,868	65,072,166	13,938,059	3,429,811	239,794,330
Balance at end of period	$58,173,187	$19,831,070	$85,777,359	$67,969,119	$15,620,266	$3,434,380	$250,805,381

December 31, 2014	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2013	$297,546	$1,032,053	$1,192,098	$301,169	$76,868	$177,827	$3,077,561

Charge-offs	37,186	120,800	0	157,744	0	25,647	341,377
Recoveries	11,957	0	0	30,247	0	5,763	47,967
Net charge-offs	25,229	120,800	0	127,497	0	19,884	293,410
Provisions charged to operations	27,533	131,830	0	139,150	9,788	21,699	330,000
Balance at end of period, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Ending balance -
Individually evaluated for impairment	$99,067	$0	$240,899	$129,060	$9,788	$0	$478,814
Collectively evaluated for impairment	200,783	1,043,083	951,199	183,762	76,868	179,642	2,635,337
Balance at end of period	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Loans :
Ending balance -
Individually evaluated for impairment	$202,323	$1,066,771	$2,623,475	$3,415,987	$1,317,256	$27,210	$8,653,022
Collectively evaluated for impairment	47,659,045	11,190,414	74,292,319	65,888,261	13,678,820	3,063,857	215,772,716
Balance at end of period	$47,861,368	$12,257,185	$76,915,794	$69,304,248	$14,996,076	$3,091,067	$224,425,738

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	Year Ended December 31,
	2015	2014	2013
Allowance for loss on impaired loans	$304,114	$478,814	$469,302
Recorded balance of impaired loans	$5,558,615	$4,126,957	$2,997,359

 4. PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2015 and 2014, are as follows:

	2015	2014

Land	$3,089,352	$3,089,352
Building	13,396,340	13,326,516
Furniture and equipment	9,006,056	8,933,200
	25,491,748	25,349,068
Less accumulated depreciation	(14,334,304)	(13,592,801)

Total	$11,157,444	$11,756,267

Depreciation of premises and equipment was $961,964, $890,812, and $897,849 in 2015, 2014, and 2013, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, Summary of Significant Accounting Policies.

A commercial banking center in Valdosta, Georgia, was completed and opened in August of 2014. A building is being leased for a loan production office opened in Tifton, Georgia, in January 2016.

5. INTANGIBLE ASSETS

The following table lists the Corporation’s account relationship intangible assets at December 31, 2015 and 2014. These assets have less than four years of remaining amortization.

	2015	2014
Amortizing intangible assets
Account relationships	$50,781	$66,406

Total intangible assets	$50,781	$66,406

The intangible assets’ carrying amount, accumulated amortization and amortization expense for December 31, 2015, and the four succeeding fiscal years are as follows:

	2015	2016	2017	2018	2019
Amortizing intangible assets

Account relationships
Gross carrying amount	$125,000	$125,000	$125,000	$125,000	$125,000
Accumulated amortization	74,219	89,844	105,469	121,094	125,000
Net carrying amount	$50,781	$35,156	$19,531	$3,906	$0

Amortization expense	$15,625	$15,625	$15,625	$15,625	$3,906

6. DEPOSITS

At December 31, 2015, the scheduled maturities of certificates of deposit are as follows:

Amount

2016	$54,751,692
2017	16,103,016
2018	4,980,959
2019	66,595
2020 and thereafter	14,906

Total	$75,917,168

The amount of overdraft deposits reclassified as loans were $62,216 and $79,935 for the years ended December 31, 2015 and 2014, respectively. There are 21 certificates of deposit totaling $10,060,028 that are above the FDIC insurance limit of $250,000.

7. SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2015, the Corporation did not have any federal funds purchased. The Corporation had approximately $88,000,000 in unused federal funds accommodations at year-end 2015. Other short-term borrowed funds consist of FHLB advances of $7,590,476 with interest at 1.22% as of December 31, 2015, and $5,133,333 with interest at 1.08% as of December 31, 2014. The Corporation maintains a line of credit with the Federal Reserve Bank’s Discount Window. The maximum amount that can be borrowed is dependent upon the amount of unpledged securities held by the Corporation as the amount of borrowings must be fully secured.

Information concerning federal funds purchased and FHLB short-term advances are summarized as follows:

	2015	2014

Average balance during the year	$7,028,679	$8,117,476
Average interest rate during the year	0.96%	2.09%

Maximum month-end balance during the year	$10,133,333	$12,133,333

 8. LONG-TERM DEBT

Long-term debt at December 31, 2015 and 2014, consisted of the following:

	2015	2014

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	$5,000,000	$5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000

Advance from FHLB with 1.43% fixed rate of interest with annual installment payments maturing September 4, 2018.	3,600,000	5,400,000

Advance from FHLB with 0.89% fixed rate of interest with annual installment payments maturing July 24, 2017.	3,333,333	6,666,667

Advance from FHLB with 1.25% fixed rate of interest with annual installment payments maturing September 30, 2020.	6,400,000	0

Advance from FHLB with 1.94% fixed rate of interest with annual installment payments maturing December 16, 2022.	5,142,857	0

Total long-term debt	$28,476,190	$22,066,667

The advances from FHLB are collateralized by the pledging of a combination of 1-4 family residential mortgages, multifamily loans, and investment securities. At December 31, 2015, 1-4 family residential mortgage loans and multifamily loans with a lendable collateral value of $44,138,262 were pledged to secure these advances. In 2014, the advances were secured by 1-4 family residential mortgage loans with a lendable collateral value of $34,813,653. The amount of FHLB Stock held is based on membership and level of FHLB advances. At year end 2015 and 2014, the amount of stock held that is based on membership was $336,300 and $336,000, respectively, and the amount of stock held that is based on the level of FHLB advances was $1,532,900 and $1,224,000, respectively. At December 31, 2015, the Corporation had approximately $67,300,000 of unused lines of credit with the FHLB.

The following are maturities of long-term debt for the next five years. At December 31, 2015, there was no floating rate long-term debt; however, two of these advances have convertible call features. Two advances totaling $10,000,000 have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Bank intends to pay off these advances at the conversion dates. The Bank has the ability to hold this debt until conversion and the means of repayment.

Due in:	Fixed Rate Amount

2016	$0
2017	7,590,476
2018*	13,400,000
2019	3,314,286
2020	1,600,000
Later years	2,571,428

Total long-term debt	$28,476,190

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

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2015, 2014, and 2013, is presented below.

	2015	2014	2013
Change in Benefit Obligation
Benefit obligation at beginning of year	$13,322,751	$13,308,069	$12,929,816
Service cost	0	0	0
Interest cost	714,604	727,305	697,704
Amendments	0	0	0
Benefits paid	(1,079,912)	(1,020,747)	(974,761)
Other – net	927,935	308,124	655,310
Benefit obligation at end of year	$13,885,378	$13,322,751	$13,308,069

Change in Plan Assets
Fair value of plan assets at beginning of year	$11,889,678	$11,819,296	$11,249,592
Actual return on plan assets	110,504	485,129	769,465
Employer contribution	500,000	606,000	775,000
Benefits paid	(1,079,912)	(1,020,747)	(974,761)
Fair value of plan assets at end of year	$11,420,270	$11,889,678	$11,819,296

	2015	2014	2013

Funded status	$(2,465,108)	$(1,433,073)	$(1,488,773)
Unrecognized net actuarial (gain)/loss	0	0	0
Unrecognized prior service cost	0	0	0
Pension liability included in other liabilities	$(2,465,108)	$(1,433,073)	$(1,488,773)

Accumulated benefit obligation	$13,885,378	$13,322,751	$13,308,069

Amount recognized in consolidated balance sheet consist of the following:	2015	2014	2013
Accrued Pension	$2,465,108	$1,433,073	$1,488,773

Deferred tax assets	$838,137	$487,245	$506,183
Accumulated other comprehensive income	1,626,971	945,828	982,590
Total	$2,465,108	$1,433,073	$1,488,773

Components of Pension Cost	2015	2014	2013
Service cost	$0	$0	$0
Interest cost on benefit obligation	714,604	727,305	697,704
Expected return on plan assets	(928,160)	(932,417)	(875,553)
Other - net	448,707	471,185	479,567
Net periodic pension cost	$235,151	$266,073	$301,718

Other changes in plan assets and benefit obligations recognized in comprehensive income:

	2015	2014	2013
Net loss (gain)	$1,032,035	$(55,700)	$(191,451)
Prior service costs	0	0	0
Total recognized in other comprehensive income (loss)	$1,032,035	$(55,700)	$(191,451)
Net periodic pension cost	235,151	266,073	301,718
Total recognized in net periodic pension cost and other comprehensive income	$1,267,186	$210,373	$110,267

After adopting ASC Topic 960, Employer’s Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans, and freezing its pension retirement plan, the Corporation increased the accrued liability by $1,032,035 in 2015 and reduced the accrued pension liability by $55,700 in 2014. Also, changes were made to other comprehensive income (loss) of $(681,143) for 2015 and $36,762 for 2014 on a pre-tax basis. During 2015, the fair value of the plan assets decreased $469,408.

At December 31, 2015, the plan assets included cash and cash equivalents, certificates of deposits with banks, municipal securities, U.S. government agency securities, corporate notes, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2015 and 2014 respectively were:

	2015	2014
Weighted-Average Assumptions as of December 31
Discount rate	5.75%	5.60%
Rate of compensation increase	N/A	N/A

For the years ended December 31, 2015, 2014, and 2013, the assumptions used to determine net periodic pension costs are as follows:

	2015	2014	2013

Discount rate	5.60%	5.70%	5.50%
Expected return on plan assets	8.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

Pension Asset Allocation and Fair Value Measurement as of December 31

	2015			2014
	Fair Value	Level 1%		Fair Value	Level 1%

Investment at fair value as determined by quoted market price:
Equity	$3,236,166	$3,236,166	28%	$2,754,951	$2,754,951	23%
Fixed income	4,268,825	4,268,825	37%	4,812,463	4,812,463	41%
Total	$7,504,991	$7,504,991	65%	$7,567,414	$7,567,414	64%

Investment as estimated fair value:
Certificates of deposit	$3,257,418	$3,257,418	29%	$3,260,260	$3,260,260	27%
Cash and cash equivalent	657,861	657,861	6%	1,062,004	1,062,004	9%
Total	$3,915,279	$3,915,279	35%	$4,322,264	$4,322,264	36%

Total	$11,420,270	$11,420,270	100%	$11,889,678	$11,889,678	100%

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

Level 1 - The fair values of mutual funds, preferred stock, corporate notes, and U.S. government agency securities were based on quoted market prices. Money market funds and certificates of deposit were reported at fair value.

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

Estimated Contributions

The Corporation expects to contribute $500,000 to its pension plan in 2016.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2016	$1,186,000
2017	1,166,000
2018	1,150,000
2019	1,134,000
2020	1,117,000
Years 2021 – 2025	5,341,000

The estimated amortization amount for 2016 is a net loss of $657,260, no prior service cost or credit, and no net transition asset or obligation.

Southwest Georgia Bank 401(K) Plan

In place of the Corporation’s frozen defined pension retirement plan, the Corporation offers its employees a 401(K) Plan. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a “safe–harbor” plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. The Corporation matched the employee participants for the first four percent of salary contributing to the plan $188,338, $202,233, and $205,932 for the years ended December 31, 2015, 2014, and 2013, respectively.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (the “ESOP”) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The annual amount of the contribution is determined by taking into consideration the financial conditions, profitability, and fiscal requirements of the Corporation. There were contributions of $294,642, $321,000, and $275,000 for the years ended December 31, 2015, 2014, and 2013, respectively. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2015, the ESOP holds 300,809 shares of the Corporation’s outstanding common stock. All 276,212 released shares are allocated to the participants. The 24,597 unreleased shares are pledged as collateral for a $363,000 long-term debt incurred from repurchasing participants’ shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation’s outstanding shares and earnings per share computation.

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

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $900 monthly of salary or directors’ fees and receive corporate common stock with an aggregate value of two times their contribution. The expense incurred during 2015, 2014, and 2013 on the part of the Corporation totaled $282,600, $287,150, and $272,000, respectively.

Stock Option Plan

Effective March 19, 1997, the Corporation established a Key Individual Stock Option Plan (the “Option Plan”) which provides for the issuance of options to key employees and directors of the Corporation. In April 1997, the Option Plan was approved by the Corporation’s stockholders, and was effective for the duration of ten years. Under the Option Plan, the exercise price of each option equals the market price of the Corporation’s stock on the grant date for a term of ten years. All of these stock options are fully vested. The fair value of each stock option grant is estimated on the grant date using an option-pricing model using weighted-average assumptions. The fair value of each option was expensed over its vesting period. A maximum of 196,680 shares of common stock were authorized for issuance with respect to options granted under the Option Plan. The Option Plan provided for the grant of incentive stock options and nonqualified stock options to key employees of the Corporation. The Option Plan is administered by the Personnel Committee of the Board of Directors.

The following table sets forth the number of stock options granted, the average fair value of options granted, and the weighted-average assumptions used to determine the fair value of the stock options granted.

	2015	2014	2013
Number of stock options granted	0	0	0
Average fair value of stock options granted	0	0	0
Number of option shares exercisable	1,000	2,500	10,900
Average price of stock options exercisable	$19.95	$21.21	$20.19

A summary of the status of the Corporation’s Option Plan as of December 31, 2015, 2014 and 2013, and the changes in stock options during the years are presented below:

	No. of Shares	Average Price
Outstanding at December 31, 2012	10,900	$ 20.19
Granted	0	0
Expired	0	0
Exercised	0	0
Outstanding at December 31, 2013	10,900	$ 20.19
Granted	0	0
Expired	(8,400)	19.89
Exercised	0	0
Outstanding at December 31, 2014	2,500	$ 21.21
Granted	0	0
Expired	(1,500)	22.05
Exercised	0	0
Outstanding at December 31, 2015	1,000	$ 19.95

The following table summarizes information about fixed stock options outstanding and exercisable at December 31, 2015.

	Outstanding Stock Options			Exercisable Stock Options
Exercise Price Range	Number Outstanding At 12/31/15	Weighted- Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/15	Weighted Average Exercise Price

$19 to $20	1,000	0.5 Years	$ 19.95	1,000	$ 19.95

Dividend Reinvestment and Share Purchase Plan

The Corporation maintains a dividend reinvestment and share purchase plan. The purpose of the plan is to provide stockholders of record of the Corporation’s common stock, who elect to participate in the plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant’s price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE MKT LLC on the dividend payable date or other purchase date. During the years ended December 31, 2015, 2014, and 2013, shares issued through the plan were 6,702, 6,503, and 5,381, respectively, at an average price of $14.73, $13.70, and $10.73, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

Equity Incentive Award

The Corporation has a 2013 Omnibus Incentive Plan (the “Incentive Plan”) that was approved by our shareholders at the Corporation’s 2014 Annual Meeting. The Incentive Plan was established to attract, retain and motivate the Corporation’s employees, consultants, advisors and directors, to promote the success of our business by linking their personal interests to those of our shareholders and to encourage stock ownership on the part of management. Under the Incentive Plan, the Corporation may issue a maximum aggregate amount of 125,000 shares of common stock pursuant to (i) stock options, which includes incentive stock options and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) incentive awards, (vi) other stock-based awards and (vii) dividend equivalents. The Corporation may also grant cash-based awards under the Incentive Plan. The Corporation did not grant any equity incentive awards during 2015 or 2014.

10. INCOME TAXES

Components of income tax expense for 2015, 2014, and 2013 are as follows:

	2015	2014	2013

Current expense (benefit)	$900,543	$435,943	$(120,244)
Deferred taxes (benefit)	(73,379)	303,614	484,908

Total income taxes	$827,164	$739,557	$364,664

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

	2015		2014		2013
	Amount	%	Amount	%	Amount	%
Taxes at statutory income tax rate	$1,428,272	34.0	$1,238,752	34.0	$1,066,582	34.0
Reductions in taxes resulting from exempt income	(540,861)	(12.9)	(454,779)	(12.5)	(464,631)	(14.8)
Other timing differences	(60,247)	(1.4)	(44,416)	(1.2)	(237,287)	(7.6)

Total income taxes	$827,164	19.7	$739,557	20.3	$364,664	11.6

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2015, 2014, and 2013 are summarized as follows:

	2015	2014	2013

Nonqualified retirement plan	$(7,229)	$0	$0
Deferred gain on covered transaction	(24,154)	0	0
Nonaccrual loan interest	(34,104)	0	0
Foreclosed assets expenses	(4,577)	74,130	297,004
Bad debt expense in excess of tax	27,850	(12,441)	(310,694)
Realized impairment gain on equity securities	13,233	163,625	509,736
Accretion of discounted bonds	26,370	20,058	9,175
Gain on disposition of discounted bonds	(3,503)	(2,470)	(7,106)
Book and tax depreciation difference	(67,265)	60,712	(13,207)

Total deferred taxes	$(73,379)	$303,614	$484,908

	December 31
	2015	2014
Deferred tax assets:
Nonaccrual loan interest	$34,104	$0
Deferred gain on covered transaction	24,154	0
Alternative minimum tax	564,920	231,038
Foreclosed assets expenses	6,205	1,628
Intangible asset amortization	298,699	298,699
Bad debt expense in excess of tax	1,030,959	1,058,809
Realized loss on other-than-temporarily impaired equity securities	214,353	227,586
Nonqualified retirement plan	0	(7,229)
Pension plan	838,137	487,245
Total deferred tax assets	3,011,531	2,297,776
Deferred tax liabilities:
Accretion on bonds and gain on discounted bonds	59,005	36,138
Book and tax depreciation difference	262,312	329,577
Unrealized gain on securities available for sale	243,979	198,156
Total deferred tax liabilities	565,296	563,871

Net deferred tax assets	$2,446,235	$1,733,905

11. RELATED PARTY TRANSACTIONS

The ESOP held 300,809 shares of the Corporation’s stock as of December 31, 2015, of which 24,597 shares have been pledged. In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $1,209,000 and $1,411,000 at December 31, 2015 and 2014, respectively. During 2015, approximately $1,952,000 of such loans were made, and repayments totaled approximately $1,866,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2015 or 2014. Also, during 2015 and 2014, directors and executive officers had approximately $2,586,000 and $3,394,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

	Dec. 31, 2015	Dec. 31, 2014
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$24,780,028	$17,134,310
Standby letters of credit and financial guarantees	$960,000	$975,000

The Corporation’s operating leases are comprised of purchase obligations for data processing services and a rental agreement for our loan production office in Tifton, Georgia. We have no capital lease obligations. The following table shows scheduled future cash payments under those obligations as of December 31, 2015.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$42,627	$22,035	$10,296	$10,296	$0

Rental expenses were $1,300, $0, and $21,600 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2015 and 2014.

December 31, 2015	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government agency securities	$0	$42,642,322	$0	$42,642,322
State and municipal securities	0	2,607,684	0	2,607,684
Residential mortgage-backed securities	0	3,741,445	0	3,741,445
Corporate notes	0	2,472,960	0	2,472,960
Equity securities	0	12,000	0	12,000
Total	$0	$51,476,411	$0	$51,476,411

December 31, 2014	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government agency securities	$0	$45,492,925	$0	$45,492,925
State and municipal securities	0	874,667	0	874,667
Residential mortgage-backed securities	0	4,971,644	0	4,971,644
Corporate notes	0	2,498,720	0	2,498,720
Total	$0	$53,837,956	$0	$53,837,956

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2015 and 2014.

December 31, 2015	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$81,750	$81,750
Impaired loans	0	0	5,254,501	5,254,501
Total assets at fair value	$0	$0	$5,336,251	$5,336,251

December 31, 2014	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$273,653	$273,653
Impaired loans	0	0	3,648,143	3,648,143
Total assets at fair value	$0	$0	$3,921,796	$3,921,796

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2015 and 2014, are as follows:

		Estimated Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$31,080	$31,080	$0	$0	$31,080
Certificates of deposit in other banks	245	245	0	0	245
Investment securities available for sale	51,476	0	51,476	0	51,476
Investment securities held to maturity	60,889	0	62,199	0	62,199
Federal Home Loan Bank stock	1,869	0	1,869	0	1,869
Loans, net	247,754	0	243,460	5,255	248,715
Liabilities:
Deposits	339,016	0	339,337	0	339,337
Federal Home Loan Bank advances	36,067	0	35,964	0	35,964

		Estimated Fair Value
December 31, 2014	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$12,559	$12,559	$0	$0	$12,559
Certificates of deposit in other banks	1,470	1,470	0	0	1,470
Investment securities available for sale	53,838	0	53,838	0	53,838
Investment securities held to maturity	61,588	0	62,841	0	62,841
Federal Home Loan Bank stock	1,560	0	1,560	0	1,560
Loans, net	221,286	0	217,651	3,648	221,299
Liabilities:
Deposits	309,974	0	310,234	0	310,234
Federal Home Loan Bank advances	27,200	0	27,621	0	27,621

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

14. SUPPLEMENTAL FINANCIAL DATA

Components of other income and other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

	Years Ended December 31
	2015	2014	2013

Income:
Bank card interchange fees	$487,933	$466,455	$428,178
Expense:
Other professional fees	$230,920	$232,159	$189,252
Director & board committee fees	$336,458	$349,597	$274,881
FDIC insurance assessment	$240,223	$234,555	$257,036
Administrative expense – employee benefit plans	$224,021	$207,299	$172,354

15. STOCKHOLDERS’ EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its stockholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2015, approximately $1,707,807 of the Bank’s net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2015, the Bank had a total reserve requirement of $2,758,000, but the Bank had sufficient vault cash to cover any required reserve balance at the Federal Reserve Bank.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2015 and 2014, the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2015, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014, are also presented in the table.

As a result of regulatory limitations at December 31, 2015, approximately $31,438,937 of the parent company’s investments in net assets of the subsidiary bank of $33,146,744, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation’s and the Bank’s ratios under the above rules at December 31, 2015 and 2014, are set forth in the following tables. The Corporation’s leverage ratio at December 31, 2015, was 9.13%.

As of December 31, 2015	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Common equity Tier 1 (to risk-weighted assets)	$37,230,740	14.07%	$11,907,692	> 4.50%	$17,199,999	> 6.50%
Total capital (to risk-weighted assets)	$40,262,982	15.22%	$21,169,230	> 8.00%	$26,461,534	> 10.00%
Tier I capital (to risk-weighted assets)	$37,230,740	14.07%	$15,876,922	> 6.00%	$21,169,230	> 8.00%
Leverage (tier I capital to average assets)	$37,230,740	9.13%	$16,316,153	> 4.00%	$20,395,191	> 5.00%

Southwest Georgia Bank
Common equity Tier 1 (to risk-weighted assets)	$34,279,795	12.99%	$11,874,310	> 4.50%	$17,151,781	> 6.50%
Total capital (to risk-weighted assets)	$37,312,037	14.14%	$21,109,884	> 8.00%	$26,387,355	> 10.00%
Tier I capital (to risk-weighted assets)	$34,279,795	12.99%	$15,832,413	> 6.00%	$21,109,884	> 8.00%
Leverage (tier I capital to average assets)	$34,279,795	8.43%	$16,274,473	> 4.00%	$20,343,091	> 5.00%

As of December 31, 2014	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Total capital (to risk-weighted assets)	$37,845,154	15.70%	$19,288,109	> 8.00%	$24,110,136	> 10.00%
Tier I capital (to risk-weighted assets)	$34,830,148	14.45%	$ 9,644,054	> 4.00%	$14,466,082	> 6.00%
Leverage (tier I capital to average assets)	$34,830,148	9.14%	$15,246,906	> 4.00%	$19,058,633	> 5.00%

Southwest Georgia Bank
Total capital (to risk-weighted assets)	$36,510,112	15.18%	$19,236,387	> 8.00%	$24,045,483	> 10.00%
Tier I capital (to risk-weighted assets)	$33,503,088	13.93%	$ 9,618,193	> 4.00%	$14,427,290	> 6.00%
Leverage (tier I capital to average assets)	$33,503,088	8.81%	$15,211,031	> 4.00%	$19,013,789	> 5.00%

16. PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation’s condensed balance sheets as of December 31, 2015 and 2014, and its related condensed statements of operations and cash flows for the years ended are as follows:

Condensed Balance Sheets

as of December 31, 2015 and 2014

(Dollars in thousands)

	2015	2014

ASSETS

Cash	$1,919	$676
Investment in consolidated wholly-owned bank subsidiary, at equity	33,147	33,008
Loans	363	16
Other assets	669	635

Total assets	$36,098	$34,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$0	$0

Stockholders’ equity:
Common stock, $1 par value, 5,000,000 shares
authorized, 4,293,835 shares for 2015 and 2014 issued	4,294	4,294
Additional paid-in capital	31,701	31,701
Retained earnings	27,370	25,015
Accumulated other comprehensive loss	(1,153)	(561)
Treasury stock, at cost, 1,745,998 for 2015 and 2014	(26,114)	(26,114)

Total stockholders’ equity	36,098	34,335

Total liabilities and stockholders’ equity	$36,098	$34,335

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Income and Expense

for the years ended December 31, 2015, 2014, and 2013

(Dollars in thousands)

	2015	2014	2013

Income:
Dividend received from bank subsidiary	$2,685	$1,000	$667
Interest income	12	10	5

Total income	2,697	1,010	672

Expenses:
Other	141	166	144

Income before income taxes and equity in
Undistributed income of bank subsidiary	2,556	844	528

Income tax benefit – allocated from
consolidated return	(87)	(88)	(66)

Income before equity in undistributed
income of subsidiary	2,643	932	594

Equity in undistributed income of subsidiary	731	1,972	2,178

Net income	3,374	2,904	2,772

Retained earnings – beginning of year	25,015	22,926	20,664

Cash dividend declared	(1,019)	(815)	(510)

Retained earnings – end of year	$27,370	$25,015	$22,926

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Cash Flows

for the years ended December 31, 2015, 2014, and 2013

(Dollars in thousands)

	2015	2014	2013

Cash flow from operating activities:
Net income	$3,374	$2,904	$2,772
Adjustments to reconcile net income to net
cash used by operating activities:
Equity in undistributed earnings of
Subsidiary	(731)	(1,972)	(2,178)
Changes in:
Other assets	(34)	(68)	(43)

Net cash provided for operating activities	2,609	864	551

Cash flow from investing activities:
Net change in loans	(347)	4	40

Net cash provided (used) for investing
activities	(347)	4	40

Cash flow from financing activities:
Cash dividend paid to stockholders	(1,019)	(815)	(510)

Net cash used for financing
activities	(1,019)	(815)	(510)

Increase in cash	1,243	53	81

Cash – beginning of year	676	623	542

Cash – end of year	$1,919	$676	$623

 17. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

	Year Ended December 31, 2015
	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share:
Net income	$3,373,635	2,547,837	$1.32
Diluted earnings per share:
Net income	$3,373,635	2,547,837	$1.32

	Year Ended December 31, 2014
	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share:
Net income	$2,903,830	2,547,837	$1.14
Diluted earnings per share:
Net income	$2,903,830	2,547,837	$1.14

	Year Ended December 31, 2013
	Income	Weighted Average Shares	Per Share Amount
Basic earnings per share:
Net income	$2,772,334	2,547,837	$1.09
Diluted earnings per share:
Net income	$2,772,334	2,547,837	$1.09

18. QUARTERLY DATA

SOUTHWEST GEORGIA FINANCIAL CORPORATION
QUARTERLY DATA
(UNAUDITED)
(Dollars in thousands)

	For the Year 2015
	Fourth	Third	Second	First
Interest and dividend income	$3,946	$3,889	$3,898	$3,695
Interest expense	353	325	324	315
Net interest income	3,593	3,564	3,574	3,380
Provision for loan losses	0	51	45	45
Net interest income after provision for loan losses	3,593	3,513	3,529	3,335
Noninterest income	1,046	1,008	1,045	1,161
Noninterest expenses	3,590	3,459	3,493	3,487
Income before income taxes	1,049	1,062	1,081	1,009
Provision for income taxes	206	205	216	200
Net income	$843	$857	$865	$809
Earnings per share of common stock:
Basic	$.33	$.33	$.34	$.32
Diluted	$.33	$.33	$.34	$.32

	For the Year 2014
	Fourth	Third	Second	First
Interest and dividend income	$3,710	$3,722	$3,726	$3,554
Interest expense	314	306	334	401
Net interest income	3,396	3,416	3,392	3,153
Provision for loan losses	75	75	75	105
Net interest income after provision for loan losses	3,321	3,341	3,317	3,048
Noninterest income	1,115	1,283	1,246	1,342
Noninterest expenses	3,625	3,612	3,630	3,503
Income before income taxes	811	1,012	933	887
Provision for income taxes	149	208	196	186
Net income	$662	$804	$737	$701
Earnings per share of common stock:
Basic	$.26	$.32	$.28	$.28
Diluted	$.26	$.32	$.28	$.28

19. SEGMENT REPORTING

The Corporation operations are divided into four reportable business segments: The Retail and Commercial Banking Services, Insurance Services, Wealth Strategies Services, and Financial Management Services. These operating segments have been identified primarily based on the Corporation’s organizational structure.

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

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2015, 2014, and 2013, are as follows:

Segment Reporting

For the year ended December 31, 2015

	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$11,888	0	0	2,212	0	12	$14,112
Net intersegment interest
income (expense)	1,901	6	(5)	(1,902)	0	0	0
Net Interest Income	13,789	6	(5)	310	0	12	14,112

Provision for Loan Losses	141	0	0	0	0	0	141

Noninterest Income (expense)
external customers	2,110	1,371	700	78	0	1	4,260
Intersegment noninterest
income (expense)	(6)	6	35	0	(35)	0	0
Total Noninterest Income	2,104	1,377	735	78	(35)	1	4,260

Noninterest Expenses:
Depreciation	767	31	23	66	0	75	962
Amortization of intangibles	0	16	0	0	0	0	16
Other Noninterest expenses	8,492	1,203	717	687	0	1,953	13,052
Total Noninterest expenses	9,259	1,250	740	753	0	2,028	14,030

Pre-tax Income	6,493	133	(10)	(365)	(35)	(2,015)	4,201

Provision for Income Taxes	1,390	28	(10)	(81)	0	(500)	827

Net Income	$5,103	105	0	(284)	(35)	(1,515)	$3,374

Assets	$453,406	1,287	175	149,830	(190,875)	1,032	$414,855

Expenditures for Fixed Assets	$353	14	0	4	0	0	$371

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$12
Noninterest Income:
Executive office miscellaneous income	1
Noninterest Expenses:
Parent Company corporate expenses	141
Executive office expenses not
allocated to segments	1,887
Provison for Income taxes:
Parent Company income taxes (benefit)	(87)
Executive office income taxes not
allocated to segments	(413)
Net Income:	$(1,515)

Segment assets:
Parent Company assets, after
intercompany elimination	$1,032

Segment Reporting

For the year ended December 31, 2014

	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$11,376	0	0	1,972	0	9	$13,357
Net intersegment interest
income (expense)	1,662	4	(5)	(1,661)	0	0	0
Net Interest Income	13,038	4	(5)	311	0	9	13,357

Provision for Loan Losses	330	0	0	0	0	0	330

Noninterest Income (expense)
external customers	2,782	1,316	651	234	0	3	4,986
Intersegment noninterest
income (expense)	(4)	4	35	0	(35)	0	0
Total Noninterest Income	2,778	1,320	686	234	(35)	3	4,986

Noninterest Expenses:
Depreciation	698	31	21	66	0	75	891
Amortization of intangibles	28	16	1	0	0	0	45
Other Noninterest expenses	8,854	1,231	666	656	0	2,027	13,434
Total Noninterest expenses	9,580	1,278	688	722	0	2,102	14,370

Pre-tax Income	5,906	46	(7)	(177)	(35)	(2,090)	3,643

Provision for Income Taxes	1,304	10	(10)	(40)	0	(525)	739

Net Income	$4,602	36	3	(137)	(35)	(1,565)	$2,904

Assets	$404,679	1,411	219	139,175	(171,855)	651	$374,280

Expenditures for Fixed Assets	$2,162	28	1	121	0	0	$2,312

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$9
Noninterest Income:
Executive office miscellaneous income	3
Noninterest Expenses:
Parent Company corporate expenses	166
Executive office expenses not
allocated to segments	1,936
Provison for Income taxes:
Parent Company income taxes (benefit)	(88)
Executive office income taxes not
allocated to segments	(437)
Net Income:	$(1,565)

Segment assets:
Parent Company assets, after
intercompany elimination	$651

Segment Reporting

For the year ended December 31, 2013

	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$11,332	0	0	1,475	0	5	$12,812
Net intersegment interest
income (expense)	1,196	3	(4)	(1,195)	0	0	0
Net Interest Income	12,528	3	(4)	280	0	5	12,812

Provision for Loan Losses	420	0	0	0	0	0	420

Noninterest Income (expense)
external customers	2,736	1,319	601	388	0	47	5,091
Intersegment noninterest
income (expense)	(3)	3	13	0	(13)	0	0
Total Noninterest Income	2,733	1,322	614	388	(13)	47	5,091

Noninterest Expenses:
Depreciation	674	30	24	57	0	113	898
Amortization of intangibles	182	16	18	0	0	0	216
Other Noninterest expenses	8,800	1,158	648	600	0	2,026	13,232
Total Noninterest expenses	9,656	1,204	690	657	0	2,139	14,346

Pre-tax Income	5,185	121	(80)	11	(13)	(2,087)	3,137

Provision for Income Taxes	592	17	104	1	0	(349)	365

Net Income	$4,593	104	(184)	10	(13)	(1,738)	$2,772

Assets	$394,034	1,256	262	140,877	(163,121)	587	$373,895

Expenditures for Fixed Assets	$1,058	34	5	9	0	0	$1,106

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$5
Noninterest Income:
Executive office miscellaneous income	17
Noninterest Expenses:
Parent Company corporate expenses	144
Executive office expenses not
allocated to segments	1,995
Provison for Income taxes:
Parent Company income taxes (benefit)	(66)
Executive office income taxes not
allocated to segments	(283)
Net Income:	$(1,768)

Segment assets:
Parent Company assets, after
intercompany elimination	$587

20. SUBSEQUENT EVENTS

The Corporation performed an evaluation of subsequent events through March 18, 2016, the date upon which the Corporation’s financial statements were available for issue. The Corporation has not evaluated subsequent events after this date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the past three years, the Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2015. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, is included in Item 8 of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading “Information About Nominees For Director” and “Compliance with Section 16(a) of the Exchange Act” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 24, 2016, to be filed with the SEC, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 24, 2016, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 24, 2016, to be filed with the SEC, and the information contained in Item 5 hereof under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the heading “Certain Relationships and Related Party Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 24, 2016, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Information Concerning the Corporation’s Accountants” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 24, 2016, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended
December 31, 2015, 2014, and 2013 are included in Part II, Item 8 herein:

	(i)	Report of Independent Auditors

	(ii)	Consolidated Balance Sheets – December 31, 2015 and 2014

	(iii)	Consolidated Statements of Income – Years ended December 31, 2015, 2014, and 2013

	(iv)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2015, 2014, and
2013

	(v)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2015,
2014, and 2013

	(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2015, 2014, and 2013

	(vii)	Notes to Consolidated Financial Statements – December 31, 2015

(b)		Financial Statement Schedules

All applicable financial statement schedules required have been included in the Notes to the Consolidated
Financial Statements.

(c)		Exhibits:

The exhibits filed as part of this registration statement are as follows:

Exhibit Number	Description Of Exhibit

3.1	Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit 3.1 to the Corporation’s Form 10-KSB dated December 31, 1996, previously filed with the SEC and incorporated herein by reference).

3.2	Bylaws of the Corporation as amended (included as Exhibit 3.2 to the Corporation’s Form 10-KSB dated December 31, 1995, previously filed with the SEC and incorporated herein by reference).

10.1	Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2009. (included as Exhibit 10.1 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the SEC and incorporated herein by reference).*

10.2	Form of Directors’ Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation’s Form S-18 dated January 23, 1990, previously filed with the SEC and incorporated herein by reference).*

10.3	Directors’ and Executive Officers’ Stock Purchase Plan of the Corporation dated August 22, 2012 (included as Exhibit 4 to the Corporation’s Form S-8 dated October 11, 2012, previously filed with the SEC and incorporated herein by reference).*

10.4	Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation’s Form 10-KSB dated December 31, 1994, previously filed with the SEC and incorporated herein by reference).*

10.5	Trust under the Corporation’s Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.6	Employee Stock Ownership Plan and Trust of the Corporation restated effective January 1, 2009 (included as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2009); amended effective December 14, 2011 (included as Exhibit 10.6 to the Corporation’s Form 10-K dated December 31, 2011); and amended effective September 25, 2013 (included as Exhibit 10.14 to the Corporation’s Form 10-K dated December 31, 2013) previously filed with the SEC and incorporated herein by reference).*

10.7	Dividend Reinvestment and Share Purchases Plan of the Corporation as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation’s Form S-3DPOS dated September 30, 1998, previously filed with the SEC and incorporated herein by reference).

10.8	Key Individual Stock Option Plan of the Corporation dated March 19, 1997 (included as Exhibit 10.9 to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.9	Employment Agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation’s Form S-4 dated January 6, 2004, previously filed with the SEC and incorporated herein by reference).*

10.11	Southwest Georgia Bank 401(K) Plan as adopted by the Board of Directors on November 15, 2006 (included as Exhibit 10.17 to the Corporation’s Form 10-K dated December 31, 2006, previously filed with the SEC and incorporated herein by reference). *

10.12	Employment Agreement by and between Charles R. Lemons and Empire (included as Exhibit 10.12 to the Corporation’s Form 10-K dated December 31, 2008, previously filed with the SEC and incorporated herein by reference).*

10.13	Guarantee of Empire’s financial performance obligation by the Bank as it relates to Charles R. Lemons Employment Agreement. (included as Exhibit 10.13 to the Corporation’s Form 10-K dated December 31, 2009, previously filed with the SEC and incorporated herein by reference).*

10.14	Amendment No. 3 to the Employee Stock Ownership Plan and Trust of the Corporation effective September 25, 2013 (included as Exhibit 10.14 to the Corporation’s Form 10-K dated September 31, 2009, previously filed with the SEC and incorporated herein by reference).*

10.15	2013 Omnibus Incentive Plan of the Corporation dated December 18, 2013 (included as Appendix I to the Corporation’s Proxy Statement dated April 17, 2014, previously filed with the SEC and incorporated herein by reference).*

14	Code of Ethical Conduct dated February 27, 2008 (included as Exhibit 14 to the Corporation’s Form 8-K dated February 27, 2008, previously filed with the SEC and incorporated herein by reference).

21	Subsidiaries of the Corporation (included as Exhibit 21 to the Corporation’s Form 10-K dated December 31, 2002, previously filed with the SEC, incorporated herein by reference).

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwest Georgia Financial Corporation
(Corporation)

Date: March 30, 2016	By:	/s/ DeWitt Drew
DEWITT DREW
President and Chief Executive Officer

Date: March 30, 2016		/s/ George R. Kirkland
GEORGE R. KIRKLAND
Executive Vice President, Chief
Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ Michael J. McLean	Date: March 30, 2016
MICHAEL J. MCLEAN Chairman

/s/ Richard L. Moss	Date: March 30, 2016
RICHARD L. MOSS Vice Chairman

/s/ Cecil H. Barber	Date: March 30, 2016
CECIL H. BARBER Director

/s/ John J. Cole, Jr.	Date: March 30, 2016
JOHN J. COLE, JR. Director

/s/ Roy Reeves	Date: March 30, 2016
ROY REEVES Director

/s/ Johnny R. Slocumb	Date: March 30, 2016
JOHNNY R. SLOCUMB Director

/s/ M. Lane Wear	Date: March 30, 2016
M. LANE WEAR Director

/s/ Marcus R. Wells	Date: March 30, 2016
MARCUS R. WELLS Director

Exhibit Index

Exhibit Number	Description of Exhibit

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document