Form 10-Q
period 2016-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2016-05-16
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2016

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At March 31, 2016
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – March 31, 2016 (unaudited) and
	December 31, 2015 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	ended March 31, 2016 and 2015.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months ended March 31, 2016 and 2015.	4

d.	Consolidated statements of cash flows (unaudited) for the three months
	ended March 31, 2016 and 2015.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	29

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	36

ITEM 4.	CONTROLS AND PROCEDURES	36

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	37

SIGNATURE		38

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2016 and December 31, 2015
	(Unaudited)	(Audited)
	March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$7,741,655	$6,156,818
Interest-bearing deposits in other banks	9,619,859	24,923,455
Cash and cash equivalents	17,361,514	31,080,273

Certificates of deposit in other banks	0	245,000

Investment securities available for sale, at fair value	41,254,623	51,476,411
Investment securities held to maturity (fair value
approximates $61,006,348 and $62,198,699)	59,373,300	60,888,804
Federal Home Loan Bank stock, at cost	1,905,400	1,869,200
Total investment securities	102,533,323	114,234,415

Loans	270,787,001	250,805,381
Less: Unearned income	(18,911)	(19,046)
Allowance for loan losses	(3,065,997)	(3,032,242)
Loans, net	267,702,093	247,754,093

Premises and equipment, net	11,145,205	11,157,444
Foreclosed assets, net	81,750	81,750
Intangible assets	46,875	50,781
Bank owned life insurance	5,263,124	5,231,393
Other assets	4,955,163	5,020,321

Total assets	$409,089,047	$414,855,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$28,153,184	$25,382,480
Money Market	97,044,994	108,226,017
Savings	29,398,069	27,720,845
Certificates of deposit $100,000 and over	26,552,916	25,189,020
Other time accounts	49,067,742	50,728,148
Total interest-bearing deposits	230,216,905	237,246,510
Noninterest-bearing deposits	101,187,769	101,769,333
Total deposits	331,404,674	339,015,843

Short-term borrowed funds	7,590,476	7,590,476
Long-term debt	28,476,190	28,476,190
Other liabilities	4,096,984	3,675,271
Total liabilities	371,568,324	378,757,780

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	28,162,341	27,369,480
Accumulated other comprehensive loss	(523,191)	(1,153,363)
Treasury stock, at cost 1,745,998 shares for 2016
and 2015	(26,113,795)	(26,113,795)
Total stockholders' equity	37,520,723	36,097,690

Total liabilities and stockholders' equity	$409,089,047	$414,855,470

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2016	2015
Interest income:
Interest and fees on loans	$3,575,133	$3,001,470
Interest on taxable securities available for sale	282,526	286,786
Interest on taxable securities held to maturity	50,515	70,836
Interest on tax exempt securities	316,256	300,337
Dividends	22,450	18,738
Interest on deposits in other banks	22,193	14,143
Interest on certificates of deposit in other banks	52	3,348
Total interest income	4,269,125	3,695,658

Interest expense:
Interest on deposits	207,738	190,221
Interest on federal funds purchased	3	1
Interest on other short-term borrowings	23,318	13,863
Interest on long-term debt	144,270	111,428
Total interest expense	375,329	315,513
Net interest income	3,893,796	3,380,145
Provision for loan losses	30,000	45,000
Net interest income after provision for loan losses	3,863,796	3,335,145

Noninterest income:
Service charges on deposit accounts	276,310	291,952
Income from trust services	52,098	69,675
Income from retail brokerage services	80,548	93,782
Income from insurance services	472,180	388,698
Income from mortgage banking services	90,521	78,059
Net gain on sale or disposition of assets	366	18,738
Net gain on sale of securities	27,906	0
Other income	226,518	219,611
Total noninterest income	1,226,447	1,160,515

Noninterest expense:
Salaries and employee benefits	2,176,286	2,009,537
Occupancy expense	288,324	280,455
Equipment expense	221,873	217,751
Data processing expense	343,136	293,069
Amortization of intangible assets	3,906	3,906
Other operating expenses	694,731	682,205
Total noninterest expenses	3,728,256	3,486,923
Income before income taxes	1,361,987	1,008,737
Provision for income taxes	314,342	200,011
Net income	$1,047,645	$808,726

Earnings per share of common stock:
Net income, basic	$0.41	$0.32
Net income, diluted	$0.41	$0.32
Dividends paid per share	$0.10	$0.10
Weighted average shares outstanding	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2016	2015

Net income	$1,047,645	$808,726
Other comprehensive income:
Unrealized holding gains on investment securities available for sale	957,828	679,169
Reclassification adjustment for gains realized in income	(3,021)	0
Less: Tax effect	324,634	230,917
Total other comprehensive income, net of tax	630,173	448,252
Total comprehensive income	$1,677,818	$1,256,978

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2016	2015
Cash flows from operating activities:
Net income	$1,047,645	$808,726
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	30,000	45,000
Depreciation	233,166	237,284
Net amortization of investment securities	37,715	82,434
Income on cash surrender value of bank owned life insurance	(31,731)	(36,543)
Amortization of intangibles	3,906	3,906
Gain on sale/writedown of foreclosed assets	(366)	(1,738)
Net gain on sale of securities	(27,906)	0
Net gain on disposal of other assets	0	(17,000)
Change in:
Other assets	(259,477)	96,171
Other liabilities	422,079	(206,672)
Net cash provided by operating activities	1,455,031	1,011,568

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	894,425	778,106
Proceeds from calls, paydowns and maturities of securities AFS	5,909,000	292,321
Proceeds from sale of securities available for sale	5,302,031	0
Proceeds from sale of securities held to maturity	576,834	0
Proceeds from maturities of certificates of deposit in other banks	245,000	0
Purchase of securities held to maturity	0	(2,662,649)
Purchase of securities available for sale	0	(1,094,645)
Purchase of Federal Home Loan Bank Stock	(36,200)	(300)
Net change in loans	(19,978,000)	(5,785,109)
Proceeds from bank owned life insurance	0	30,011
Purchase of premises and equipment	(220,926)	(134,364)
Proceeds from sales of other assets	0	106,000
Net cash used by investing activities	(7,307,836)	(8,470,629)

Cash flows from financing activities:
Net change in deposits	(7,611,170)	24,808,966
Cash dividends paid	(254,784)	(254,784)
Net cash (used) provided by financing activities	(7,865,954)	24,554,182

Increase (decrease) in cash and cash equivalents	(13,718,759)	17,095,121
Cash and cash equivalents - beginning of period	31,080,273	12,558,697
Cash and cash equivalents - end of period	$17,361,514	$29,653,818

NONCASH ITEMS:
Unrealized gain on securities available for sale	$954,807	$679,169

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation’s 2015 Annual Report on Form 10K.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $577,735 at March 31, 2016.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At March 31, 2016 and 2015, the policies had a value of $5,263,124 and $5,120,335, respectively, and were 14.0% and 14.5%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $44,894 and $33,377 for the three month periods ended March 31, 2016 and 2015, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum Tier 1 leverage, common equity Tier 1, Tier 1 risk-based capital and Total risk-based capital ratios. The Board of Governors of the Federal Reserve System published the Basel III Capital Rules (Basel III) establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of $1 billion or more, and all savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities. These rules implement higher minimum capital requirements for banks and certain bank holding companies, include a new common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital (CET1), additional Tier 1 capital or Tier 2 capital.

As of March 31, 2016, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Basel III also introduced a “capital conservation buffer,” which adds .625% each year to the CET1, Tier 1, and Total capital ratios, which is in addition to each capital ratio, and is phased-in over a four-year period beginning January 2016. The minimum capital level requirements including the buffer applicable to the Bank under Basel III in 2016 are: (i) a CET1 risk-based capital ratio of 5.125%; (ii) a Tier 1 risk-based capital ratio of 6.625%; (iii) a Total risk-based capital ratio of 8.625%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. CET1 capital will consist of retained earnings and common stock instruments, subject to certain adjustments. The Bank became subject to these new initial minimum capital level requirements as of January 1, 2015.

As of March 31, 2016, the most recent notifications from the FDIC categorized the Bank as “well-capitalized” under current regulations and met all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements were currently in effect.

Basel III provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1. Under Basel III, the effects of certain accumulated other comprehensive items are not excluded. The Bank made a one-time permanent election in the first quarter of 2015 in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Bank’s available-for-sale securities portfolio.

Basel III sets forth changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based ratios. The new risk weightings are more punitive for assets held by banks that are deemed to be of higher risk. Basel III prescribes a standardized approach for risk weightings that expand the risk-weighting categories depending on the nature of the assets which results in higher risk weights for a variety of asset categories.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09 - Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements. The areas for simplification involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. For public entities, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU No. 2016-09 is being reviewed for any material impact on the Corporation’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07: Investments —Equity Method and Joint Ventures. The amendments in this update eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The amendments in this update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The adoption of ASU No. 2016-07 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015.

March 31, 2016	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government agency securities	$0	$32,953,492	$0	$32,953,492
State and municipal securities	0	2,629,829	0	2,629,829
Residential mortgage-backed securities	0	3,190,487	0	3,190,487
Corporate notes	0	2,468,815	0	2,468,815
Equity securities	0	12,000	0	12,000
Total	$0	$41,254,623	$0	$41,254,623

December 31, 2015	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government agency securities	$0	$42,642,322	$0	$42,642,322
State and municipal securities	0	2,607,684	0	2,607,684
Residential mortgage-backed securities	0	3,741,445	0	3,741,445
Corporate notes	0	2,472,960	0	2,472,960
Equity securities	0	12,000	0	12,000
Total	$0	$51,476,411	$0	$51,476,411

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2016 and December 31, 2015.

March 31, 2016	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$81,750	$81,750
Impaired loans	0	0	2,547,634	2,547,634
Total assets at fair value	$0	$0	$2,629,384	$2,629,384

December 31, 2015	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$81,750	$81,750
Impaired loans	0	0	5,254,501	5,254,501
Total assets at fair value	$0	$0	$5,336,251	$5,336,251

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2016, and December 31, 2015, are as follows:

		Estimated Fair Value
March 31, 2016	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$17,362	$17,362	$0	$0	$17,362
Investment securities available for sale	41,255	0	41,255	0	41,255
Investment securities held to maturity	59,373	0	61,006	0	61,006
Federal Home Loan Bank stock	1,905	0	1,905	0	1,905
Loans, net	267,702	0	266,643	2,548	269,191
Liabilities:
Deposits	331,405	0	331,739	0	331,739
Federal Home Loan Bank advances	36,067	0	36,191	0	36,191

		Estimated Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$31,080	$31,080	$0	$0	$31,080
Certificates of deposit in other banks	245	245	0	0	245
Investment securities available for sale	51,476	0	51,476	0	51,476
Investment securities held to maturity	60,889	0	62,199	0	62,199
Federal Home Loan Bank stock	1,869	0	1,869	0	1,869
Loans, net	247,754	0	243,460	5,255	248,715
Liabilities:
Deposits	339,016	0	339,337	0	339,337
Federal Home Loan Bank advances	36,067	0	35,964	0	35,964

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at March 31, 2016, and December 31, 2015, were as follows:

Securities Available For Sale:

March 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$31,452,651	$1,500,841	$0	$32,953,492
State and municipal securities	2,567,781	62,048	0	2,629,829
Residential mortgage-backed securities	3,053,360	137,127	0	3,190,487
Corporate notes	2,496,439	0	27,624	2,468,815

Total debt securities AFS	39,570,231	1,700,016	27,624	41,242,623
Equity securities	12,000	0	0	12,000
Total securities AFS	$39,582,231	$1,700,016	$27,624	$41,254,623

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$42,074,712	$782,567	$214,957	$42,642,322
State and municipal securities	2,573,844	33,840	0	2,607,684
Residential mortgage-backed securities	3,601,949	140,934	1,438	3,741,445
Corporate notes	2,496,320	0	23,360	2,472,960

Total debt securities AFS	50,746,825	957,341	239,755	51,464,411
Equity securities	12,000	0	0	12,000
Total securities AFS	$50,758,825	$957,341	$239,755	$51,476,411

Securities Held to Maturity:

March 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$54,197,609	$1,413,852	$3,208	$55,608,253
Residential mortgage-backed securities	5,175,691	222,404	0	5,398,095

Total securities HTM	$59,373,300	$1,636,256	$3,208	$61,006,348

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$54,775,093	$1,124,007	$41,153	$55,857,947
Residential mortgage-backed securities	6,113,711	227,041	0	6,340,752

Total securities HTM	$60,888,804	$1,351,048	$41,153	$62,198,699

The amortized cost and estimated fair value of securities at March 31, 2016, and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

March 31, 2016
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	14,269,466	14,570,727
After five through ten years	21,265,081	22,522,317
After ten years	4,035,684	4,149,579

Total debt securities AFS	39,570,231	41,242,623
Equity securities	12,000	12,000
Total securities AFS	$39,582,231	$41,254,623

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$4,924,637	$4,933,645
After one through five years	26,376,148	26,807,727
After five through ten years	20,684,858	21,637,792
After ten years	7,387,657	7,627,184

Total securities HTM	$59,373,300	$61,006,348

December 31, 2015
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	22,374,572	22,310,228
After five through ten years	22,553,504	23,222,962
After ten years	5,818,749	5,931,221

Total debt securities AFS	50,746,825	51,464,411
Equity securities	12,000	12,000
Total securities AFS	$50,758,825	$51,476,411

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$3,956,629	$3,968,196
After one through five years	27,302,169	27,617,796
After five through ten years	21,412,080	22,253,863
After ten years	8,217,926	8,358,844

Total securities HTM	$60,888,804	$62,198,699

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

March 31, 2016	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government agency securities	$0	$0	$0	$0
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	0	0	0	0
Corporate notes	26,559	1,969,880	1,065	498,935
Total debt securities available for sale	$26,559	$1,969,880	$1,065	$498,935

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$3,135	$3,968,429	$73	$645,631
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$3,135	$3,968,429	$73	$645,631

December 31, 2015	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government agency securities	$73,907	$11,885,323	$141,050	$5,858,950
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	1,438	441,997	0	0
Corporate notes	22,360	1,973,960	1,000	499,000
Total debt securities available for sale	$97,705	$14,301,280	$142,050	$6,357,950

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$26,435	$7,250,634	$14,718	$994,476
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$26,435	$7,250,634	$14,718	$994,476

During the three months ended March 31, 2016, we sold mortgage-backed securities in the amount of $924,406 which resulted in a realized gain of $35,344 and U. S. government agency securities in the amount of $4,954,459 which resulted in a realized loss of $7,438 for a net realized gain of $27,906. Of the investment securities sold, $5,302,031 were available for sale and $576,834 were held to maturity. These transactions occurred in order to provide liquidity and remove small lots of mortgage-backed securities. The small lots of held to maturity mortgage-backed securities sold were paid down by over 85% of face value. No investment securities were sold in the first quarter of 2015.

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

At March 31, 2016, fifteen debt securities with unrealized losses have depreciated 0.4% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at March 31, 2016 and December 31, 2015, were as follows:

	March 31, 2016		December 31, 2015

Commercial, financial and agricultural loans	$63,744,938	23.5%	$58,173,187	23.2%
Real estate:
Construction loans	24,758,360	9.1%	19,831,070	7.9%
Commercial mortgage loans	89,914,021	33.2%	85,777,359	34.2%
Residential loans	72,476,157	26.8%	67,969,119	27.1%
Agricultural loans	16,119,267	6.0%	15,620,266	6.2%
Consumer & other loans	3,774,258	1.4%	3,434,380	1.4%

Loans outstanding	270,787,001	100.0%	250,805,381	100.0%

Unearned interest and discount	(18,911)		(19,046)
Allowance for loan losses	(3,065,997)		(3,032,242)
Net loans	$267,702,093		$247,754,093

The Corporation’s only significant concentration of credit at March 31, 2016, occurred in real estate loans which totaled $203,267,805. However, this amount was not concentrated in any specific segment within the market or geographic area.

Certain 1-4 family and multifamily mortgage loans are pledged to Federal Home Loan Bank to secure outstanding advances. At March 31, 2016, $45,262,909 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at March 31, 2016.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$28,662,284
After one year but within five years	36,094,654
After five years	23,746,360

Total	$88,503,298

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at March 31, 2016.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
Commercial, financial,
agricultural and construction	$ 58,079,034	$ 1,761,980	$ 59,841,014

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

Loans placed on nonaccrual status amounted to $5,358 and $1,545,599 at March 31, 2016, and December 31, 2015, respectively. There were no past due loans over ninety days and still accruing at March 31, 2016, and one past due loan over ninety days and still accruing in the amount of $521 at December 31, 2015. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $20 for March 31, 2016, and $40,346 for December 31, 2015.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of March 31, 2016
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$708,701	$0	$708,701	$5,358	$63,030,879	$63,744,938
Real estate:
Construction loans	362,661	0	362,661	0	24,395,699	24,758,360
Commercial mortgage loans	1,080,712	0	1,080,712	0	88,833,309	89,914,021
Residential loans	957,636	0	957,636	0	71,518,521	72,476,157
Agricultural loans	99,697	0	99,697	0	16,019,570	16,119,267
Consumer & other loans	57,694	0	57,694	0	3,716,564	3,774,258

Total loans	$3,267,101	$0	$3,267,101	$5,358	$267,514,542	$270,787,001

	Age Analysis of Past Due Loans As of December 31, 2015
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$449,618	$521	$450,139	$0	$57,723,048	$58,173,187
Real estate:
Construction loans	121,694	0	121,694	0	19,709,376	19,831,070
Commercial mortgage loans	810,515	0	810,515	0	84,966,844	85,777,359
Residential loans	2,238,684	0	2,238,684	639,094	65,091,341	67,969,119
Agricultural loans	148,761	0	148,761	906,505	14,565,000	15,620,266
Consumer & other loans	84,342	0	84,342	0	3,350,038	3,434,380

Total loans	$3,853,614	$521	$3,854,135	$1,545,599	$245,405,647	$250,805,381

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

At March 31, 2016, and December 31, 2015, impaired loans amounted to $2,707,687 and $5,558,615, respectively. A reserve amount of $160,053 and $304,114 were recorded in the allowance for loan losses for these impaired loans as of March 31, 2016, and December 31, 2015, respectively.

The following tables present impaired loans, segregated by class of loans as of March 31, 2016, and December 31, 2015:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
March 31, 2016	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$0	$0	$0	$0	$0	$0	$0
Real estate:
Construction loans	190,257	69,457	0	69,457	0	145,003	3,084
Commercial mortgage loans	1,017,533	542,048	475,485	1,017,533	77,363	3,678,286	18,333
Residential loans	1,383,827	120,194	1,242,721	1,362,915	82,690	1,853,481	34,660
Agricultural loans	253,534	253,534	0	253,534	0	689,580	3,082
Consumer & other loans	4,248	4,248	0	4,248	0	5,307	56

Total loans	$2,849,399	$989,481	$1,718,206	$2,707,687	$160,053	$6,371,657	$59,215

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2015	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$0	$0	$0	$0	$0	$0	$0
Real estate:
Construction loans	193,524	72,724	0	72,724	0	133,693	15,049
Commercial mortgage loans	3,256,589	496,159	2,760,430	3,256,589	212,283	2,096,082	89,947
Residential loans	1,988,434	662,523	1,304,999	1,967,522	91,831	3,832,546	107,070
Agricultural loans	257,211	257,211	0	257,211	0	422,099	25,823
Consumer & other loans	4,569	4,569	0	4,569	0	0	0

Total loans	$5,700,327	$1,493,186	$4,065,429	$5,558,615	$304,114	$6,484,420	$237,889

At March 31, 2015, the year-to-date average recorded investment of impaired loans was $5,700,025 and the interest income received during impairment was $72,227.

At March 31, 2016, and December 31, 2015, included in impaired loans were $915,648 and $2,290,411, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at March 31, 2016, and December 31, 2015, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at March 31, 2016, and December 31, 2015. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 days past due.

	March 31, 2016
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	5,335	0	1	5,335	0	0
Agricultural loans	906,065	0	3	906,065	0	0
Consumer & other loans	4,248	0	1	4,248	0	0
Total TDR’s	$915,648	$0	5	$915,648	0	$0

	December 31, 2015
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	2,280,466	0	1	2,280,466	0	0
Residential loans	5,376	0	1	5,376	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	4,569	0	1	4,569	0	0
Total TDR’s	$2,290,411	$0	3	$2,290,411	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at March 31, 2016, and December 31, 2015.

	March 31, 2016				December 31, 2015
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	5	915,648	0	0	3	2,290,411	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	5	$915,648	0	$0	3	$2,290,411	0	$0

As of March 31, 2016, and December 31, 2015, the Corporation had a balance of $915,648 and $2,290,411, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at March 31, 2016, and December 31, 2015. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0 and $130,441 at March 31, 2016, and December 31, 2015, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2016.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of March 31, 2016, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of March 31, 2016, and December 31, 2015:

March 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$664,067	$0	$0	$25,733	$0	$434,162	$1,123,962
Grade 2- Above Avg.	0	0	0	9,320	379,949	0	389,269
Grade 3- Acceptable	27,957,044	9,661,623	24,954,373	31,100,482	8,869,244	1,797,765	104,340,531
Grade 4- Fair	33,960,427	13,901,354	58,457,368	36,574,713	5,168,598	1,492,480	149,554,940
Grade 5a- Watch	203,110	1,057,984	4,575,057	1,053,364	632,483	28,549	7,550,547
Grade 5b- OAEM	934,976	0	517,979	1,021,377	0	12,526	2,486,858
Grade 6- Substandard	5,984	137,399	1,409,244	2,660,379	1,068,993	8,776	5,290,775
Grade 7- Doubtful	19,330	0	0	30,789	0	0	50,119
Total loans	$63,744,938	$24,758,360	$89,914,021	$72,476,157	$16,119,267	$3,774,258	$270,787,001

December 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$731,270	$0	$0	$25,988	$0	$416,250	$1,173,508
Grade 2- Above Avg.	0	0	0	10,011	329,069	0	339,080
Grade 3- Acceptable	30,581,968	7,569,566	26,285,799	31,303,029	9,648,983	1,756,139	107,145,484
Grade 4- Fair	26,075,703	11,022,826	53,296,973	30,946,390	3,930,746	1,230,515	126,503,153
Grade 5a- Watch	217,295	1,097,222	4,791,317	1,263,077	638,402	5,999	8,013,312
Grade 5b- OAEM	560,678	0	523,596	1,233,611	0	13,802	2,331,687
Grade 6- Substandard	6,273	141,456	879,674	3,155,625	1,073,066	11,675	5,267,769
Grade 7- Doubtful	0	0	0	31,388	0	0	31,388
Total loans	$58,173,187	$19,831,070	$85,777,359	$67,969,119	$15,620,266	$3,434,380	$250,805,381

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three month period ended March 31, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.04% for the three months ended March 31, 2016.

Three months ended March 31, 2016:

March 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Charge-offs	0	0	0	0	0	8,426	8,426
Recoveries	497	0	0	10,173	0	1,511	12,181
Net charge-offs	(497)	0	0	(10,173)	0	6,915	(3,755)
Provisions charged to operations	30,451	0	0	1,446	0	(1,897)	30,000
Balance at end of period, March 31, 2016	$175,729	$1,043,083	$1,192,098	$393,510	$86,656	$174,921	$3,065,997

Ending balance -
Individually evaluated for impairment	$0	$0	$77,363	$82,690	$0	$0	$160,053
Collectively evaluated for impairment	175,729	1,043,083	1,114,735	310,820	86,656	174,921	2,905,944
Balance at end of period	$175,729	$1,043,083	$1,192,098	$393,510	$86,656	$174,921	$3,065,997

Loans :
Ending balance -
Individually evaluated for impairment	$0	$971,135	$3,159,428	$2,337,850	$1,673,846	$4,248	$8,146,507
Collectively evaluated for impairment	63,744,938	23,787,225	86,754,593	70,138,307	14,445,421	3,770,010	262,640,494
Balance at end of period	$63,744,938	$24,758,360	$89,914,021	$72,476,157	$16,119,267	$3,774,258	$270,787,001

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2015.

December 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Charge-offs	263,809	0	0	33,238	0	22,153	319,200
Recoveries	42,253	0	0	22,047	0	31,691	95,991
Net charge-offs	221,556	0	0	11,191	0	(9,538)	223,209
Provisions charged to operations	66,487	0	0	80,260	0	(5,447)	141,300
Balance at end of period, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Ending balance -
Individually evaluated for impairment	$0	$0	$212,283	$91,831	$0	$0	$304,114
Collectively evaluated for impairment	144,781	1,043,083	979,815	290,060	86,656	183,733	2,728,128
Balance at end of period	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Loans :
Ending balance -
Individually evaluated for impairment	$0	$1,012,831	$5,414,491	$2,896,953	$1,682,207	$4,569	$11,011,051
Collectively evaluated for impairment	58,173,187	18,818,239	80,362,868	65,072,166	13,938,059	3,429,811	239,794,330
Balance at end of period	$58,173,187	$19,831,070	$85,777,359	$67,969,119	$15,620,266	$3,434,380	$250,805,381

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, we expanded geographically in Valdosta, Georgia, since 2010 with two full-service banking centers, a mortgage origination office, and a commercial banking center. Continuing to expand our geographical footprint, in January 2016, a loan production office was opened in the neighboring community of Tifton, Georgia.

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the first quarter of 2016, noninterest income was 22.3% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets decreased by $634 thousand to $87 thousand at the end of March 2016, compared with the same period last year. Foreclosed assets decreased $104 thousand to $82 thousand compared with the first quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of March 31, 2016, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at March 31, 2016, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At March 31, 2016, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2016, total capital increased $1.4 million to $37.5 million and increased $2.2 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.17% as of March 31, 2016, and average equity-to-average asset ratio for the first quarter ending March 31, 2016, of 8.94%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2016, was $1.048 million, up $239 thousand from net income of $809 thousand for the first quarter of 2015. This increase in net income was primarily due to an increase of $573 thousand in interest income, an increase of $66 thousand in noninterest income, and a decrease of $15 thousand in provision for loan losses. This revenue growth was partially offset by an increase of $241 thousand in noninterest expense, an increase of $60 thousand in interest expense, and an increase of $114 thousand in income tax expense when compared with the first quarter of 2015. The increase in noninterest expense was primarily due to a $167 thousand increase in personnel and $50 thousand in data processing expenses due to continued Valdosta and Tifton expansion.

On a per share basis, net income for the first quarter was $.41 per diluted share compared with $.32 per diluted share for the same quarter in 2015. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as first quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2016	2015	2015	2015	2015
Return on average total assets	1.01%	0.83%	0.87%	0.87%	0.82%
Return on average total equity	11.30%	9.16%	9.48%	9.69%	9.21%
Average shareholders’ equity to Average total assets	8.94%	9.03%	9.17%	8.99%	8.89%
Net interest margin (tax equivalent)	4.29%	3.99%	4.10%	4.12%	3.96%

Comparison of Statements of Income for the Quarter

Total interest income increased $573 thousand to $4.269 million for the three months ended March 31, 2016, compared with the same period in 2015, reflecting an increase in interest income and fees on loans of $573 thousand. Interest income from investment securities and deposits in other banks remained flat when compared with the first quarter of 2015.

Total interest expense increased $60 thousand, or 19.0%, to $375 thousand in the first quarter of 2016 compared with the same period in 2015. Interest paid on deposits increased $18 thousand, or 9.2%, during the first quarter of 2016 due to a slight increase in volume and rates on deposits. Interest on total borrowings increased $42 thousand compared with the same quarter in 2015 due to an increase of borrowings to fund the loan growth.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.9 million for the first quarter of 2016 compared with $3.4 million in net interest income in the 2015 first quarter. Net interest income after provision for loan losses for the first quarter of 2016 was $3.9 million compared with $3.3 million for the same period in 2015. The first quarter provision for loan losses was $30 thousand in 2016, down from $45 thousand in 2015. The Corporation’s net interest margin was 4.29% for the first quarter of 2016, up 33 basis points from the same period last year. The increase in net interest margin was a result of approximately $37 million in higher average loan growth. This increase was partially offset by an increase on the average rate paid on interest-bearing liabilities of 8 basis points.

Noninterest income, at 22.3% of the Corporation’s total revenue for the quarter, was $1.2 million for the first quarter, increasing 5.7% compared with the same period in 2015. The $66 thousand increase in noninterest income was from $83 thousand increase in income from insurance services, a $28 thousand gain on sale of the securities, a $13 thousand increase in income from mortgage banking services, and other income increased $7 thousand. Offsetting these increases were decreases on the gain on sale or disposition of assets and income from trust services of $18 thousand each. Service charges on deposit accounts and income from retail brokerage services decreased $16 thousand and $13 thousand, respectively, compared with the first quarter last year.

Noninterest expense was $3.7 million for the first quarter of 2016, an increase of $241 thousand when compared with the first quarter of 2015. The largest component of noninterest expense, salaries and employee benefits, increased $167 thousand to $2.2 million for the first quarter mainly due to expansion in the Valdosta and Tifton markets. Data processing, other operating, occupancy, and equipment expenses increased $50 thousand, $12 thousand, $8 thousand and $4 thousand, respectively, compared with the first quarter a year ago.

Comparison of Financial Condition Statements

At March 31, 2016, total assets were $409.1 million, a $5.8 million decrease from December 31, 2015. Changes in earning asset mix were primarily noted in a $19.9 million growth in total loans, a decrease of $15.3 million in interest-bearing deposits in other banks, and a decrease of $11.7 million in investment securities. Total deposits decreased $7.6 million for the first three months of 2016. This decrease in deposits was primarily in money market accounts.

Total loans increased $19.9 million to $270.8 million at March 31, 2016, compared with $250.8 million at December 31, 2015. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 66.2% of total assets.

Investment securities and interest-bearing deposits in other banks represented 27.4% of total assets at March 31, 2016. Compared with December 31, 2015, interest-bearing deposits in other banks decreased $15.3 million, investment securities decreased $11.7 million, and certificates of deposit in other banks decreased $245 thousand. This resulted in an overall decrease in investments of $27.2 million since December 31, 2015. The decrease in investments was primarily used to fund loan growth.

Deposits decreased to $331.4 million at the end of the first quarter of 2016, down $7.6 million from the end of 2015. The decrease was primarily in money market deposits of $11.2 million, other time accounts of $1.7 million, and noninterest bearing accounts of $582 thousand with slight increases in NOW accounts, savings accounts, and certificates of deposits of $2.8 million, $1.7 million, and $1.4 million, respectively. At March 31, 2016, total deposits represented 81% of total assets.

Total debt remained flat at $36.1 million when compared with the end of last year. The Corporation will repay the Federal Home Loan Bank advances as scheduled.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	March 31,	December 31,	March 31,
	2016	2015	2015

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	$5,000,000	$5,000,000	$5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually beginning September 4, 2014).	3,600,000	3,600,000	5,400,000

Advance from FHLB with a 0.89% fixed rate of interest maturing July 24, 2017 (principal reducing hybrid advance with principal reductions of $3.33 million annually beginning July 24, 2015).	3,333,333	3,333,333	6,666,667

Advance from FHLB with a 1.259% fixed rate of interest maturing September 30, 2020 (principal reducing hybrid advance with principal reductions of $1.6 million annually beginning September 30, 2016).	6,400,000	6,400,000	0

Advance from FHLB with a 1.9425% fixed rate of interest maturing December 16, 2022 (principal reducing hybrid advance with principal reductions of $857 thousand annually beginning December 16, 2016).	5,142,857	5,142,857	0

Total long-term debt	$28,476,190	$28,476,190	$22,066,667

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.13% of total loans outstanding at March 31, 2016, compared with 1.21% at December 31, 2015, and 1.36% at March 31, 2015. Net recoveries in the 2016 first quarter were $4 thousand compared with net charge-offs of $25 thousand in the first quarter of 2015. Management considers the allowance for loan losses as of March 31, 2016, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $87 thousand, or 0.02% of total assets, in the first quarter of 2016, down from $1.6 million, or 0.39% of total assets, at the end of 2015, and down from $721 thousand, or 0.18% of total assets in the same period last year. Nonaccrual loans were $5 thousand in the first quarter of 2016. There was one $82 thousand foreclosed properties in nonperforming assets at the end of the first quarter of 2016 compared with $186 thousand at the end of last year’s first quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	March 31, 2016	March 31, 2015
Commitments to extend credit	$27,942	$19,213
Standby letters of credit and financial guarantees	$1,089	$975

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

The Corporation considers a solid capital foundation as essential to continued strength and growth as well as return to our shareholders. Risk-based capital requirements and rules became effective January 1, 2015, with some conditions that phase in through January 2019. These requirements and rules increase the minimum capital ratios, add a new ratio (CET1), and designate a standardized approach for risk-weighting assets.

As of March 31, 2016, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 14.80%, which is 48 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements. The Corporation’s and the Bank’s risk-based capital ratios are shown in the following table.

Risk Based Capital Ratios
March 31, 2016				Basel III Regulatory Guidelines
				2016	2019
				Required	Required
	Southwest			Minimum	Minimum
	Georgia	Southwest		Capital	Capital
	Financial	Georgia	For Well	Phase-in	Plus
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Guidelines	Buffer
Common Equity Tier 1 capital	13.70%	12.76%	6.50%	5.125%	7.00%
Tier 1 capital	13.70%	12.76%	8.00%	6.625%	8.50%
Total risk-based capital	14.80%	13.87%	10.00%	8.625%	10.50%
Tier 1 leverage ratio	9.16%	8.53%	5.00%	4.00%	4.00%

(1) Corporation meets the requirements of the exemption as a small bank holding company.

In March 2016, the Corporation paid a quarterly cash dividend of $0.10 per common share. A cash dividend of $0.10 per common share was also paid quarterly in 2015. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2015, was included in Item 8 of the form 10K , dated December 31, 2015, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

The annual report form 10K, dated December 31, 2015, does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Corporation’s internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three months ended March 31, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016, and 2015; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

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

SOUTHWEST GEORGIA FINANCIAL CORPORATION

/s/George R. Kirkland

BY:	GEORGE R. KIRKLAND
EXECUTIVE VICE PRESIDENT, CHIEF FINANCIAL
OFFICER AND TREASURER

Date: May 16, 2016