Form 10-Q
period 2016-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2016-08-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At June 30, 2016
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2016

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – June 30, 2016 (unaudited) and
	December 31, 2015 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	and the six months ended June 30, 2016 and 2015.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and the six months ended June 30, 2016 and 2015.	4

d.	Consolidated statements of cash flows (unaudited) for the six months
	ended June 30, 2016 and 2015.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	39

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	40

SIGNATURE		41

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2016 and December 31, 2015
	(Unaudited)	(Audited)
	June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$5,835,201	$6,156,818
Interest-bearing deposits in other banks	7,687,268	24,923,455
Cash and cash equivalents	13,522,469	31,080,273

Certificates of deposit in other banks	0	245,000

Investment securities available for sale, at fair value	43,055,215	51,476,411
Investment securities held to maturity (fair value
approximates $59,652,856 and $62,198,699)	57,700,451	60,888,804
Federal Home Loan Bank stock, at cost	1,905,400	1,869,200
Total investment securities	102,661,066	114,234,415

Loans	288,049,403	250,805,381
Less: Unearned income	(19,315)	(19,046)
Allowance for loan losses	(3,112,642)	(3,032,242)
Loans, net	284,917,446	247,754,093

Premises and equipment, net	11,080,188	11,157,444
Foreclosed assets, net	81,750	81,750
Intangible assets	42,969	50,781
Bank owned life insurance	5,294,423	5,231,393
Other assets	4,864,846	5,020,321

Total assets	$422,465,157	$414,855,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$28,384,181	$25,382,480
Money Market	94,093,191	108,226,017
Savings	29,650,438	27,720,845
Certificates of deposit $100,000 and over	33,567,600	25,189,020
Other time accounts	48,817,129	50,728,148
Total interest-bearing deposits	234,512,539	237,246,510
Noninterest-bearing deposits	109,503,911	101,769,333
Total deposits	344,016,450	339,015,843

Short-term borrowed funds	7,590,476	7,590,476
Long-term debt	28,476,190	28,476,190
Other liabilities	3,838,692	3,675,271
Total liabilities	383,921,808	378,757,780

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	28,919,131	27,369,480
Accumulated other comprehensive loss	(257,355)	(1,153,363)
Treasury stock, at cost 1,745,998 shares for 2016
and 2015	(26,113,795)	(26,113,795)
Total stockholders' equity	38,543,349	36,097,690

Total liabilities and stockholders' equity	$422,465,157	$414,855,470

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$3,657,204	$3,207,956	$7,232,337	$6,209,427
Interest on taxable securities available for sale	230,182	274,520	512,708	561,306
Interest on taxable securities held to maturity	44,808	66,469	95,323	137,305
Interest on tax exempt securities	315,048	315,637	631,304	615,973
Dividends	23,495	16,934	45,945	35,672
Interest on deposits in other banks	16,567	12,960	38,760	27,103
Interest on certificates of deposit in other banks	0	3,427	52	6,775
Total interest income	4,287,304	3,897,903	8,556,429	7,593,561

Interest expense:
Interest on deposits	225,460	195,954	433,198	386,174
Interest on federal funds purchased	2	335	5	337
Interest on other short-term borrowings	24,260	14,694	47,578	28,556
Interest on long-term debt	144,269	112,667	288,539	224,095
Total interest expense	393,991	323,650	769,320	639,162
Net interest income	3,893,313	3,574,253	7,787,109	6,954,399
Provision for loan losses	40,000	45,000	70,000	90,000
Net interest income after provision for loan losses	3,853,313	3,529,253	7,717,109	6,864,399

Noninterest income:
Service charges on deposit accounts	255,251	263,955	531,561	555,907
Income from trust services	51,165	68,181	103,263	137,856
Income from retail brokerage services	87,988	104,420	168,535	198,202
Income from insurance services	341,602	347,147	813,783	735,846
Income from mortgage banking services	92,144	77,951	182,665	156,009
Net gain (loss) on sale or disposition of assets	(953)	3,102	(587)	21,840
Net gain on sale of securities	83,961	3,587	111,867	3,587
Other income	185,698	176,984	412,217	396,594
Total noninterest income	1,096,856	1,045,327	2,323,304	2,205,841

Noninterest expense:
Salaries and employee benefits	2,177,423	1,962,704	4,353,709	3,972,241
Occupancy expense	278,795	275,613	567,119	556,067
Equipment expense	228,285	220,313	450,158	438,063
Data processing expense	311,410	314,340	654,546	607,409
Amortization of intangible assets	3,906	3,906	7,813	7,812
Other operating expenses	680,303	716,658	1,375,034	1,398,864
Total noninterest expenses	3,680,122	3,493,534	7,408,379	6,980,456
Income before income taxes	1,270,047	1,081,046	2,632,034	2,089,784
Provision for income taxes	258,473	216,457	572,815	416,468
Net income	$1,011,574	$864,589	2,059,219	1,673,316

Earnings per share of common stock:
Net income, basic	$0.40	$0.34	$0.81	$0.66
Net income, diluted	$0.40	$0.34	$0.81	$0.66
Dividends paid per share	$0.10	$0.10	$0.20	$0.20
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2016	2015	2016	2015

Net income	$1,011,574	$864,589	$2,059,219	$1,673,316
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale	486,743	(647,460)	1,444,571	31,709
Reclassification adjustment for (gains) losses realized in income	(83,961)	17,992	(86,982)	17,992
Less: Tax effect	136,946	(214,019)	461,581	16,898
Total other comprehensive income (loss), net of tax	265,836	(415,449)	896,008	32,803
Total comprehensive income	$1,277,410	$449,140	$2,955,227	$1,706,119

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	(Unaudited)	(Unaudited)
	2016	2015
Cash flows from operating activities:
Net income	$2,059,219	$1,673,316
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	70,000	90,000
Depreciation	466,331	474,694
Net amortization of investment securities	118,534	163,571
Income on cash surrender value of bank owned life insurance	(63,029)	(73,119)
Amortization of intangibles	7,813	7,812
Gain on sale/writedown of foreclosed assets	(732)	(12,535)
Net gain on sale of securities	(111,867)	(3,587)
Net loss (gain) on disposal of other assets	1,319	(9,305)
Change in:
Other assets	(306,107)	66,923
Other liabilities	164,153	(344,003)
Net cash provided by operating activities	2,405,634	2,033,767

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	2,979,962	2,151,473
Proceeds from calls, paydowns and maturities of securities AFS	6,109,733	1,595,509
Proceeds from Federal Home Loan Bank Stock repurchase	127,500	0
Proceeds from sale of securities available for sale	10,384,181	4,044,500
Proceeds from sale of securities held to maturity	576,834	516,746
Proceeds from maturities of certificates of deposit in other banks	245,000	0
Purchase of securities held to maturity	(478,559)	(3,583,857)
Purchase of securities available for sale	(6,611,681)	(1,094,645)
Purchase of Federal Home Loan Bank Stock	(163,700)	(102,300)
Net change in loans	(37,233,353)	(12,385,937)
Proceeds from bank owned life insurance	0	30,011
Purchase of premises and equipment	(390,394)	(267,249)
Proceeds from sales of other assets	0	201,000
Net cash used by investing activities	(24,454,477)	(8,894,749)

Cash flows from financing activities:
Net change in deposits	5,000,606	11,852,963
Proceeds from issuance of short-term debt	0	4,000,000
Cash dividends paid	(509,567)	(509,567)
Net cash provided by financing activities	4,491,039	15,343,396

Increase (decrease) in cash and cash equivalents	(17,557,804)	8,482,414
Cash and cash equivalents - beginning of period	31,080,273	12,558,697
Cash and cash equivalents - end of period	$13,522,469	$21,041,111

NONCASH ITEMS:
Unrealized gain on securities available for sale	$1,357,589	$49,701

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $389,113 at June 30, 2016.

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

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of less than three years.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At June 30, 2016, and December 31, 2015, the policies had a value of $5,294,423 and $5,231,393, respectively, and were 13.7% and 14.5%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $34,315 and $79,209 for the three and six month periods ended June 30, 2016, respectively.

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

As of June 30, 2016, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

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

As of June 30, 2016, the most recent notifications from the FDIC categorized the Bank as “well-capitalized” under current regulations and met all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements were currently in effect.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the so-called CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2016-13 is being reviewed for any material impact on the Corporation’s consolidated financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015.

June 30, 2016	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government agency securities	$0	$33,364,671	$0	$33,364,671
State and municipal securities	0	4,196,596	0	4,196,596
Residential mortgage-backed securities	0	2,989,043	0	2,989,043
Corporate notes	0	2,492,905	0	2,492,905
Equity securities	0	12,000	0	12,000
Total	$0	$43,055,215	$0	$43,055,215

December 31, 2015	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government agency securities	$0	$42,642,322	$0	$42,642,322
State and municipal securities	0	2,607,684	0	2,607,684
Residential mortgage-backed securities	0	3,741,445	0	3,741,445
Corporate notes	0	2,472,960	0	2,472,960
Equity securities	0	12,000	0	12,000
Total	$0	$51,476,411	$0	$51,476,411

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2016, and December 31, 2015.

June 30, 2016	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$81,750	$81,750
Impaired loans	0	0	3,281,495	3,281,495
Total assets at fair value	$0	$0	$3,363,245	$3,363,245

December 31, 2015	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$81,750	$81,750
Impaired loans	0	0	5,254,501	5,254,501
Total assets at fair value	$0	$0	$5,336,251	$5,336,251

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2016, and December 31, 2015, are as follows:

		Estimated Fair Value
June 30, 2016	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$13,522	$13,522	$0	$0	$13,522
Investment securities available for sale	43,055	0	43,055	0	43,055
Investment securities held to maturity	57,700	0	59,653	0	59,653
Federal Home Loan Bank stock	1,905	0	1,905	0	1,905
Loans, net	284,917	0	283,113	3,281	286,394
Liabilities:
Deposits	344,016	0	344,473	0	344,473
Federal Home Loan Bank advances	36,067	0	36,342	0	36,342

		Estimated Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$31,080	$31,080	$0	$0	$31,080
Certificates of deposit in other banks	245	245	0	0	245
Investment securities available for sale	51,476	0	51,476	0	51,476
Investment securities held to maturity	60,889	0	62,199	0	62,199
Federal Home Loan Bank stock	1,869	0	1,869	0	1,869
Loans, net	247,754	0	243,460	5,255	248,715
Liabilities:
Deposits	339,016	0	339,337	0	339,337
Federal Home Loan Bank advances	36,067	0	35,964	0	35,964

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at June 30, 2016, and December 31, 2015, were as follows:

Securities Available For Sale:

June 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$31,539,037	$1,825,634	$0	$33,364,671
State and municipal securities	4,082,356	114,240	0	4,196,596
Residential mortgage-backed securities	2,850,084	138,959	0	2,989,043
Corporate notes	2,496,564	0	3,659	2,492,905

Total debt securities AFS	40,968,041	2,078,833	3,659	43,043,215
Equity securities	12,000	0	0	12,000
Total securities AFS	$40,980,041	$2,078,833	$3,659	$43,055,215

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$42,074,712	$782,567	$214,957	$42,642,322
State and municipal securities	2,573,844	33,840	0	2,607,684
Residential mortgage-backed securities	3,601,949	140,934	1,438	3,741,445
Corporate notes	2,496,320	0	23,360	2,472,960

Total debt securities AFS	50,746,825	957,341	239,755	51,464,411
Equity securities	12,000	0	0	12,000
Total securities AFS	$50,758,825	$957,341	$239,755	$51,476,411

Securities Held to Maturity:

June 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$52,871,109	$1,724,485	$436	$54,595,158
Residential mortgage-backed securities	4,829,342	228,356	0	5,057,698

Total securities HTM	$57,700,451	$1,952,841	$436	$59,652,856

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$54,775,093	$1,124,007	$41,153	$55,857,947
Residential mortgage-backed securities	6,113,711	227,041	0	6,340,752

Total securities HTM	$60,888,804	$1,351,048	$41,153	$62,198,699

The amortized cost and estimated fair value of securities at June 30, 2016, and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

June 30, 2016
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$999,210	$1,000,040
After one through five years	8,254,426	8,478,480
After five through ten years	27,814,580	29,508,447
After ten years	3,899,825	4,056,248

Total debt securities AFS	40,968,041	43,043,215
Equity securities	12,000	12,000
Total securities AFS	$40,980,041	$43,055,215

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$4,680,419	$4,691,529
After one through five years	27,155,270	27,748,460
After five through ten years	18,577,913	19,525,244
After ten years	7,286,849	7,687,623

Total securities HTM	$57,700,451	$59,652,856

December 31, 2015
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	22,374,572	22,310,228
After five through ten years	22,553,504	23,222,962
After ten years	5,818,749	5,931,221

Total debt securities AFS	50,746,825	51,464,411
Equity securities	12,000	12,000
Total securities AFS	$50,758,825	$51,476,411

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$3,956,629	$3,968,196
After one through five years	27,302,169	27,617,796
After five through ten years	21,412,080	22,253,863
After ten years	8,217,926	8,358,844

Total securities HTM	$60,888,804	$62,198,699

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

June 30, 2016	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government agency securities	$0	$0	$0	$0
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	0	0	0	0
Corporate notes	2,564	1,994,000	1,095	498,905
Total debt securities available for sale	$2,564	$1,994,000	$1,095	$498,905

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$436	$1,881,069	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$436	$1,881,069	$0	$0

December 31, 2015	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government agency securities	$73,907	$11,885,323	$141,050	$5,858,950
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	1,438	441,997	0	0
Corporate notes	22,360	1,973,960	1,000	499,000
Total debt securities available for sale	$97,705	$14,301,280	$142,050	$6,357,950

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$26,435	$7,250,634	$14,718	$994,476
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$26,435	$7,250,634	$14,718	$994,476

During the three months ended June 30, 2016, we sold available for sale U.S. Government Agencies in the amount of $5,082,150 which resulted in a realized gain of $83,961. During the first quarter of 2016, we sold mortgage-backed securities in the amount of $924,406 and U. S. government agency securities in the amount of $4,954,459 for a net realized gain of $27,906. These transactions occurred in order to provide liquidity and remove small lots of mortgage-backed securities.

In the second quarter of 2015, a $3,587 gain on the sale of securities was recognized as a result of selling $4,044,500 million in short-term U.S. Government Agency securities and $516,746 in mortgage-backed securities in order to provide liquidity and remove small lots of mortgage-backed securities. These small lots of held to maturity mortgage-backed securities sold were paid down to over 85% of face value. No investment securities were sold in the first quarter of 2015.

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

At June 30, 2016, six debt securities with unrealized losses have depreciated 0.1% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at June 30, 2016 and December 31, 2015, were as follows:

	June 30, 2016		December 31, 2015

Commercial, financial and agricultural loans	$69,803,252	24.2%	$58,173,187	23.2%
Real estate:
Construction loans	26,394,882	9.2%	19,831,070	7.9%
Commercial mortgage loans	91,965,136	31.9%	85,777,359	34.2%
Residential loans	79,578,011	27.7%	67,969,119	27.1%
Agricultural loans	16,185,437	5.6%	15,620,266	6.2%
Consumer & other loans	4,122,685	1.4%	3,434,380	1.4%

Loans outstanding	288,049,403	100.0%	250,805,381	100.0%

Unearned interest and discount	(19,315)		(19,046)
Allowance for loan losses	(3,112,642)		(3,032,242)
Net loans	$284,917,446		$247,754,093

The Corporation’s only significant concentration of credit at June 30, 2016, occurred in real estate loans which totaled $214,123,466. However, this amount was not concentrated in any specific segment within the market or geographic area.

Certain 1-4 family and multifamily mortgage loans are pledged to Federal Home Loan Bank to secure outstanding advances. At June 30, 2016, $50,140,885 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at June 30, 2016.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$29,590,221
After one year but within five years	39,992,847
After five years	26,615,066

Total	$96,198,134

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at June 30, 2016.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 61,631,627	$ 4,976,286	$ 66,607,913

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

Loans placed on nonaccrual status amounted to $664,563 and $1,545,599 at June 30, 2016, and December 31, 2015, respectively. There were no past due loans over ninety days and still accruing at June 30, 2016, and one past due loan over ninety days and still accruing in the amount of $521 at December 31, 2015. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $7,116 for June 30, 2016, and $40,346 for December 31, 2015.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of June 30, 2016
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$691,770	$0	$691,770	$4,919	$69,106,563	$69,803,252
Real estate:
Construction loans	367,767	0	367,767	0	26,027,115	26,394,882
Commercial mortgage loans	23,310	0	23,310	462,607	91,479,219	91,965,136
Residential loans	833,134	0	833,134	48,357	78,696,520	79,578,011
Agricultural loans	0	0	0	148,680	16,036,757	16,185,437
Consumer & other loans	54,713	0	54,713	0	4,067,972	4,122,685

Total loans	$1,970,694	$0	$1,970,694	$664,563	$285,414,146	$288,049,403

	Age Analysis of Past Due Loans As of December 31, 2015
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$449,618	$521	$450,139	$0	$57,723,048	$58,173,187
Real estate:
Construction loans	121,694	0	121,694	0	19,709,376	19,831,070
Commercial mortgage loans	810,515	0	810,515	0	84,966,844	85,777,359
Residential loans	2,238,684	0	2,238,684	639,094	65,091,341	67,969,119
Agricultural loans	148,761	0	148,761	906,505	14,565,000	15,620,266
Consumer & other loans	84,342	0	84,342	0	3,350,038	3,434,380

Total loans	$3,853,614	$521	$3,854,135	$1,545,599	$245,405,647	$250,805,381

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

At June 30, 2016, and December 31, 2015, impaired loans amounted to $3,426,831 and $5,558,615, respectively. A reserve amount of $145,336 and $304,114 were recorded in the allowance for loan losses for these impaired loans as of June 30, 2016, and December 31, 2015, respectively.

The following tables present impaired loans, segregated by class of loans as of June 30, 2016, and December 31, 2015:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
June 30, 2016	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$4,919	$0	$4,919	$4,919	$4,919	$0	$0
Real estate:
Construction loans	186,872	66,072	0	66,072	0	154,409	6,049
Commercial mortgage loans	889,987	541,809	348,178	889,987	0	3,600,748	26,151
Residential loans	2,232,248	1,005,639	1,205,697	2,211,336	66,140	2,241,646	63,113
Agricultural loans	250,809	250,809	0	250,809	74,277	743,470	4,878
Consumer & other loans	3,708	3,708	0	3,708	0	5,557	109

Total loans	$3,568,543	$1,868,037	$1,558,794	$3,426,831	$145,336	$6,745,830	$100,300

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2015	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$0	$0	$0	$0	$0	$0	$0
Real estate:
Construction loans	193,524	72,724	0	72,724	0	133,693	15,049
Commercial mortgage loans	3,256,589	496,159	2,760,430	3,256,589	212,283	2,096,082	89,947
Residential loans	1,988,434	662,523	1,304,999	1,967,522	91,831	3,832,546	107,070
Agricultural loans	257,211	257,211	0	257,211	0	422,099	25,823
Consumer & other loans	4,569	4,569	0	4,569	0	0	0

Total loans	$5,700,327	$1,493,186	$4,065,429	$5,558,615	$304,114	$6,484,420	$237,889

At June 30, 2015, the year-to-date average recorded investment of impaired loans was $6,321,855 and the interest income received during impairment was $129,880.

At June 30, 2016, and December 31, 2015, included in impaired loans were $914,979 and $2,290,411, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at June 30, 2016, and December 31, 2015, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at June 30, 2016, and December 31, 2015. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 days past due.

	June 30, 2016
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	5,063	0	1	5,063	0	0
Agricultural loans	906,208	0	3	906,208	0	0
Consumer & other loans	3,708	0	1	3,708	0	0
Total TDR’s	$914,979	$0	5	$914,979	0	$0

	December 31, 2015
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	2,280,466	0	1	2,280,466	0	0
Residential loans	5,376	0	1	5,376	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	4,569	0	1	4,569	0	0
Total TDR’s	$2,290,411	$0	3	$2,290,411	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at June 30, 2016, and December 31, 2015.

	June 30, 2016				December 31, 2015
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	5	914,979	0	0	3	2,290,411	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	5	$914,979	0	$0	3	$2,290,411	0	$0

As of June 30, 2016, and December 31, 2015, the Corporation had a balance of $914,979 and $2,290,411, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at June 30, 2016, and December 31, 2015. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0 and $130,441 at June 30, 2016, and December 31, 2015, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2016.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of June 30, 2016, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of June 30, 2016, and December 31, 2015:

June 30, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$500,801	$0	$0	$25,479	$0	$418,114	$944,394
Grade 2- Above Avg.	0	0	0	8,619	319,938	3,838	332,395
Grade 3- Acceptable	30,766,944	9,567,777	26,802,386	32,853,971	9,392,172	1,904,746	111,287,996
Grade 4- Fair	37,247,405	15,635,494	58,236,441	41,534,658	4,779,269	1,757,548	159,190,815
Grade 5a- Watch	180,035	1,057,806	2,735,842	1,477,018	627,662	19,844	6,098,207
Grade 5b- OAEM	1,004,370	0	2,792,020	1,010,302	0	10,456	4,817,148
Grade 6- Substandard	73,338	133,805	1,398,447	2,637,794	1,066,396	8,139	5,317,919
Grade 7- Doubtful	30,359	0	0	30,170	0	0	60,529
Total loans	$69,803,252	$26,394,882	$91,965,136	$79,578,011	$16,185,437	$4,122,685	$288,049,403

December 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$731,270	$0	$0	$25,988	$0	$416,250	$1,173,508
Grade 2- Above Avg.	0	0	0	10,011	329,069	0	339,080
Grade 3- Acceptable	30,581,968	7,569,566	26,285,799	31,303,029	9,648,983	1,756,139	107,145,484
Grade 4- Fair	26,075,703	11,022,826	53,296,973	30,946,390	3,930,746	1,230,515	126,503,153
Grade 5a- Watch	217,295	1,097,222	4,791,317	1,263,077	638,402	5,999	8,013,312
Grade 5b- OAEM	560,678	0	523,596	1,233,611	0	13,802	2,331,687
Grade 6- Substandard	6,273	141,456	879,674	3,155,625	1,073,066	11,675	5,267,769
Grade 7- Doubtful	0	0	0	31,388	0	0	31,388
Total loans	$58,173,187	$19,831,070	$85,777,359	$67,969,119	$15,620,266	$3,434,380	$250,805,381

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and six month periods ended June 30, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was (0.01)% for the six months ended June 30, 2016.

Three months ended June 30, 2016:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, March 31, 2016	$175,729	$1,043,083	$1,192,098	$393,510	$86,656	$174,921	$3,065,997

Charge-offs	0	0	0	0	0	0	0
Recoveries	1,103	0	0	4,874	0	668	6,645
Net charge-offs	(1,103)	0	0	(4,874)	0	(668)	(6,645)
Provisions charged to operations	(6,858)	0	0	36,531	0	10,327	40,000
Balance at end of period, June 30, 2016	$169,974	$1,043,083	$1,192,098	$434,915	$86,656	$185,916	$3,112,642

Six months ended June 30, 2016:

June 30, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Charge-offs	0	0	0	0	0	8,426	8,426
Recoveries	1,600	0	0	15,047	0	2,179	18,826
Net charge-offs	(1,600)	0	0	(15,047)	0	6,247	(10,400)
Provisions charged to operations	23,593	0	0	37,977	0	8,430	70,000
Balance at end of period, June 30, 2016	$169,974	$1,043,083	$1,192,098	$434,915	$86,656	$185,916	$3,112,642

Ending balance -
Individually evaluated for impairment	$4,919	$0	$66,140	$74,277	$0	$0	$145,336
Collectively evaluated for impairment	165,055	1,043,083	1,125,958	360,638	86,656	185,916	2,967,306
Balance at end of period	$169,974	$1,043,083	$1,192,098	$434,915	$86,656	$185,916	$3,112,642

Loans :
Ending balance -
Individually evaluated for impairment	$4,919	$959,489	$5,419,552	$2,368,022	$1,668,086	$3,708	$10,423,776
Collectively evaluated for impairment	69,798,333	25,435,393	86,545,584	77,209,989	14,517,351	4,118,977	277,625,627
Balance at end of period	$69,803,252	$26,394,882	$91,965,136	$79,578,011	$16,185,437	$4,122,685	$288,049,403

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2015.

December 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Charge-offs	263,809	0	0	33,238	0	22,153	319,200
Recoveries	42,253	0	0	22,047	0	31,691	95,991
Net charge-offs	221,556	0	0	11,191	0	(9,538)	223,209
Provisions charged to operations	66,487	0	0	80,260	0	(5,447)	141,300
Balance at end of period, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Ending balance -
Individually evaluated for impairment	$0	$0	$212,283	$91,831	$0	$0	$304,114
Collectively evaluated for impairment	144,781	1,043,083	979,815	290,060	86,656	183,733	2,728,128
Balance at end of period	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Loans :
Ending balance -
Individually evaluated for impairment	$0	$1,012,831	$5,414,491	$2,896,953	$1,682,207	$4,569	$11,011,051
Collectively evaluated for impairment	58,173,187	18,818,239	80,362,868	65,072,166	13,938,059	3,429,811	239,794,330
Balance at end of period	$58,173,187	$19,831,070	$85,777,359	$67,969,119	$15,620,266	$3,434,380	$250,805,381

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the second quarter of 2016, noninterest income was 20.4% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets decreased by $420 thousand to $747 thousand at the end of June 2016, compared with the same period last year. Foreclosed assets decreased $20 thousand to $82 thousand compared with the second quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of June 30, 2016, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at June 30, 2016, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At June 30, 2016, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2016, total capital increased $2.4 million to $38.5 million and increased $3.0 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 9.12% as of June 30, 2016, and average equity-to-average asset ratio for the second quarter ending June 30, 2016, of 9.05%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2016, was $1.012 million, up $147 thousand from net income of $865 thousand for the second quarter of 2015. This increase in net income was primarily due to an increase of $389 thousand in interest income and an increase of $52 thousand in noninterest income. This revenue growth was partially offset by an increase of $187 thousand in noninterest expense and an increase of $70 thousand in interest expense compared with the second quarter of 2015.

On a per share basis, net income for the second quarter was $.40 per diluted share compared with $.34 per diluted share for the same quarter in 2015. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as second quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2016	2016	2015	2015	2015
Return on average total assets	0.96%	1.01%	0.83%	0.87%	0.87%
Return on average total equity	10.63%	11.30%	9.16%	9.48%	9.69%
Average shareholders’ equity to Average total assets	9.05%	8.94%	9.03%	9.17%	8.99%
Net interest margin (tax equivalent)	4.21%	4.29%	3.99%	4.10%	4.12%

Comparison of Statements of Income for the Quarter

Total interest income increased $389 thousand to $4.287 million for the three months ended June 30, 2016, compared with the same period in 2015, reflecting an increase in interest income and fees on loans of $449 thousand. Deposits in other banks increased slightly when compared with the second quarter of 2015. These increases were partially offset by a decrease in interest income from investment securities of $63 thousand compared with the same period last year.

Total interest expense increased $70 thousand, or 21.7%, to $394 thousand in the second quarter of 2016 compared with the same period in 2015. Interest paid on deposits increased $30 thousand, or 15.1%, during the second quarter of 2016 due to slight changes in deposit mix. Interest on total borrowings increased $41 thousand compared with the same quarter in 2015 due to an increase of borrowings compared with the prior year to fund loan growth.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $3.9 million for the second quarter of 2016 compared with $3.6 million in net interest income in the 2015 second quarter. Net interest income after provision for loan losses for the first quarter of 2016 was $3.9 million compared with $3.5 million for the same period in 2015. The second quarter provision for loan losses was $40 thousand in 2016, down from $45 thousand in 2015. The Corporation’s net interest margin was 4.21% for the second quarter of 2016, up 9 basis points from the same period last year. The higher net interest margin was a result of the impact of changes in earning asset mix driven by a $46 million average loan growth. This increase was partially offset by more interest expense paid on certificates of deposit and an $8.5 million increase in average borrowings.

Noninterest income, at 20.4% of the Corporation’s total revenue for the quarter, was $1.1 million for the second quarter, increasing 4.9% compared with the same period in 2015. The $52 thousand increase in noninterest income was the result of an $84 thousand gain on sale of the securities, a $14 thousand increase in income from mortgage banking services, and an increase in other income of $9 thousand when compared with the second quarter last year. Offsetting these increases were decreases in income from trust services and retail brokerage services of $17 thousand and $16 thousand, respectively, compared with the prior year second quarter. Also, service charges on deposit accounts and income from insurance services decreased $9 thousand and $6 thousand, respectively, compared with the second quarter last year.

Noninterest expense was $3.7 million for the second quarter of 2016, an increase of $187 thousand when compared with the second quarter of 2015. The largest component of noninterest expense, salaries and employee benefits, increased $215 thousand to $2.2 million for the second quarter mainly due to expansion in the Valdosta and Tifton markets. Also related to the expansion, combined equipment and occupancy expenses increased $11 thousand compared with the second quarter a year ago. Partially offsetting these increases, other operating expenses decreased $36 thousand due primarily to lower debit card fraud charge-offs and lower foreclosed asset expenses compared with the second quarter of 2015.

Comparison of Statements of Income for the Six-month Period

Total interest income for the first six months of 2016 increased $963 thousand to $8.6 million when compared with the same period in 2015. This increase was largely due to a $1.0 million increase in interest income and fees on loans due to a $41.5 million higher average loan volume compared with the first half of 2015. Interest on deposits in banks also increased $5 thousand compared to the same period last year. Partially offsetting these increases, interest income from investment securities decreased by $65 thousand due to a $12.5 million lower average volume of investment securities when compared with the first six months of last year.

Total interest expense for the six-month period ended June 30, 2016, increased $130 thousand, or 20.4%, to $769 thousand compared with the same period in 2015. The increase in interest expense was mostly related to higher interest expense on total borrowings of $83 thousand for the first six months of 2016 due to an $8.6 million larger average of Federal Home Loan Bank advances compared with the same period last year. Interest paid on interest-bearing deposits also increased $47 thousand compared with the first six months of 2015.

Net interest income for the first six months of 2016 was 12.0% higher at $7.8 million compared with $7.0 million for the same period in 2015. Net interest income after provision for loan losses was $7.7 million compared with $6.9 million for the same period in 2015. The provision for loan losses was $70 thousand in the first six months of 2016, down from $90 thousand for the same period of 2015. Net interest margin was 4.25% for the first half of 2016, up 21 basis points from 4.04% for the same period last year. Same as the quarter, the growth in loan volume contributed to the increase in net interest income and margin.

For the first half of 2016, noninterest income was $2.3 million, up $117 thousand, or 5.3%, compared with the same period in 2015. The increase was primarily attributed to a $78 thousand increase in income from insurance services as well as a $112 thousand gain on the sale of securities in the first six months of 2016 compared with the prior year. Also, income from mortgage banking services and other income increased $27 thousand and $16 thousand, respectively, compared with the first half of 2015. Partially offsetting these increases, income from trust and retail brokerage services declined $35 thousand and $30 thousand, respectively, compared with the same period last year. Service charges on deposit accounts also declined $24 thousand compared with the first half of 2015. In the first half of 2016, sale or dispositions of assets resulted in a $1 thousand loss compared with the prior year which was a $22 thousand gain.

Noninterest expense increased $428 thousand for the first six months of 2016 compared with the same period last year mainly attributed to an increase in salary and employee benefits of $381 thousand. Data processing, equipment, and occupancy expenses increased $47 thousand, $12 thousand, and $11 thousand, respectively, when compared with the same period in 2015. Partially offsetting these increases, other operating expenses decreased $24 thousand in the first six months of 2016 compared with the first six months of 2015.

Comparison of Financial Condition Statements

At June 30, 2016, total assets were $422.5 million, a $7.6 million increase from December 31, 2015. Changes in earning asset mix were primarily noted in a $37.2 million growth in total loans, a decrease of $17.2 million in interest-bearing deposits in other banks, and a decrease of $11.6 million in investment securities. Total deposits grew $5.0 million for the first half of 2016. This increase in deposits was primarily in noninterest-bearing accounts and jumbo certificates of deposit.

Total loans increased $37.2 million to $288.0 million at June 30, 2016, compared with $250.8 million at December 31, 2015. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 68.2% of total assets.

Investment securities and interest-bearing deposits in other banks represented 26.1% of total assets at June 30, 2016. Compared with December 31, 2015, interest-bearing deposits in banks decreased $17.2 million, investment securities decreased $11.6 million. This resulted in an overall decrease in investments of $28.8 million since December 31, 2015. The decrease in investments was primarily used to fund loan growth.

Deposits increased to $344.0 million at the end of the second quarter of 2016, up $5.0 million from the end of 2015. The increase was primarily in certificates of deposit $100,000 and over of $8.4 million and noninterest-bearing deposits of $7.7 million. NOW accounts and savings accounts also increased $3.0 million and $1.9 million, respectively. Mostly offsetting these increases, money market accounts decreased $14.1 million and other time accounts decreased $1.9 million when compared with December 31, 2015. At June 30, 2016, total deposits represented 81.4% of total assets.

Total debt remained flat at $36.1 million when compared with the end of 2015. The Corporation will repay the Federal Home Loan Bank advances as scheduled.

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

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.08% of total loans outstanding at June 30, 2016, compared with 1.21% at December 31, 2015, and 1.34% at June 30, 2015. Net recoveries in the 2016 second quarter were $7 thousand compared with net recoveries of $1 thousand in the second quarter of 2015. Management considers the allowance for loan losses as of June 30, 2016, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $747 thousand, or 0.18% of total assets, in the second quarter of 2016, down from $1.6 million, or 0.39% of total assets, at the end of 2015, and down from $1.2 million, or 0.30% of total assets in the same period last year. Nonaccrual loans were $665 thousand in the second quarter of 2016. There was one $82 thousand foreclosed property in nonperforming assets at the end of the second quarter of 2016 compared with $102 thousand at the end of last year’s second quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	June 30, 2016	June 30, 2015
Commitments to extend credit	$31,121	$26,396
Standby letters of credit and financial guarantees	$1,089	$975

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

As of June 30, 2016, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 14.35%, which is 44 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements. The Corporation’s and the Bank’s risk-based capital ratios as of June 30, 2016, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
				2016	2019
				Required	Required
	Southwest			Minimum	Minimum
	Georgia	Southwest		Capital	Capital
	Financial	Georgia	For Well	Phase-in	Plus
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Guidelines	Buffer
Common Equity Tier 1 capital	13.28%	12.49%	6.50%	5.125%	7.00%
Tier 1 capital	13.28%	12.49%	8.00%	6.625%	8.50%
Total risk-based capital	14.35%	13.56%	10.00%	8.625%	10.50%
Tier 1 leverage ratio	9.22%	8.67%	5.00%	4.00%	4.00%

(1) Corporation meets the requirements of the exemption as a small bank holding company.

In June 2016, the Corporation paid a quarterly cash dividend of $0.10 per common share. A cash dividend of $0.10 per common share was also paid in March 2016. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016, and 2015; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

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

Date: August 15, 2016