Form 10-Q
period 2016-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2016-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2016

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At September 30, 2016
Common Stock, $1 Par Value	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – September 30, 2016 (unaudited) and
	December 31, 2015 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	and the nine months ended September 30, 2016 and 2015.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and the nine months ended September 30, 2016 and 2015.	4

d.	Consolidated statements of cash flows (unaudited) for the nine months
	ended September 30, 2016 and 2015.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	39

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	40

SIGNATURE		41

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2016 and December 31, 2015
	(Unaudited)	(Audited)
	September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$6,514,663	$6,156,818
Interest-bearing deposits in other banks	26,503,586	24,923,455
Cash and cash equivalents	33,018,249	31,080,273

Certificates of deposit in other banks	0	245,000

Investment securities available for sale, at fair value	45,338,142	51,476,411
Investment securities held to maturity (fair value
approximates $57,999,648 and $62,198,699)	56,388,703	60,888,804
Federal Home Loan Bank stock, at cost	1,874,200	1,869,200
Total investment securities	103,601,045	114,234,415

Loans	287,246,527	250,805,381
Less: Unearned income	(20,272)	(19,046)
Allowance for loan losses	(3,093,450)	(3,032,242)
Loans, net	284,132,805	247,754,093

Premises and equipment, net	11,771,842	11,157,444
Foreclosed assets, net	126,713	81,750
Intangible assets	39,063	50,781
Bank owned life insurance	5,325,562	5,231,393
Other assets	5,014,660	5,020,321

Total assets	$443,029,939	$414,855,470

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$32,983,468	$25,382,480
Money Market	97,974,940	108,226,017
Savings	30,833,756	27,720,845
Certificates of deposit $100,000 and over	35,393,043	25,189,020
Other time accounts	48,029,484	50,728,148
Total interest-bearing deposits	245,214,691	237,246,510
Noninterest-bearing deposits	119,041,558	101,769,333
Total deposits	364,256,249	339,015,843

Short-term borrowed funds	8,447,619	7,590,476
Long-term debt	26,885,714	28,476,190
Other liabilities	4,349,626	3,675,271
Total liabilities	403,939,208	378,757,780

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	29,611,624	27,369,480
Accumulated other comprehensive loss	(402,466)	(1,153,363)
Treasury stock, at cost 1,745,998 shares for 2016
and 2015	(26,113,795)	(26,113,795)
Total stockholders' equity	39,090,731	36,097,690

Total liabilities and stockholders' equity	$443,029,939	$414,855,470

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2016	2015	2016	2015
Interest income:
Interest and fees on loans	$3,784,837	$3,215,018	$11,017,174	$9,424,445
Interest on taxable securities available for sale	220,638	264,592	733,346	825,897
Interest on taxable securities held to maturity	42,079	60,699	137,402	198,004
Interest on tax exempt securities	312,819	313,436	944,124	929,409
Dividends	22,031	17,941	67,976	53,613
Interest on deposits in other banks	26,024	14,426	64,784	41,530
Interest on certificates of deposit in other banks	0	2,877	52	9,652
Total interest income	4,408,428	3,888,989	12,964,858	11,482,550

Interest expense:
Interest on deposits	242,930	202,174	676,128	588,348
Interest on federal funds purchased	3	86	8	423
Interest on other short-term borrowings	28,470	18,688	76,048	47,245
Interest on long-term debt	140,933	104,398	429,473	328,493
Total interest expense	412,336	325,346	1,181,657	964,509
Net interest income	3,996,092	3,563,643	11,783,201	10,518,041
Provision for loan losses	45,000	51,300	115,000	141,300
Net interest income after provision for loan losses	3,951,092	3,512,343	11,668,201	10,376,741

Noninterest income:
Service charges on deposit accounts	276,733	283,612	808,294	839,519
Income from trust services	53,528	52,552	156,791	190,408
Income from retail brokerage services	89,684	82,436	258,220	280,638
Income from insurance services	310,145	331,052	1,123,928	1,066,898
Income from mortgage banking services	89,438	79,657	272,102	235,666
Net gain (loss) on sale or disposition of assets	410	252	(177)	22,092
Net gain on sale of securities	57,052	0	168,919	3,587
Other income	183,288	178,925	595,505	575,519
Total noninterest income	1,060,278	1,008,486	3,383,582	3,214,327

Noninterest expense:
Salaries and employee benefits	2,221,615	1,907,517	6,575,324	5,879,758
Occupancy expense	297,253	298,935	864,372	855,002
Equipment expense	182,431	226,560	632,589	664,623
Data processing expense	349,621	313,905	1,004,167	921,314
Amortization of intangible assets	3,906	3,906	11,719	11,719
Other operating expenses	683,905	708,257	2,058,939	2,107,120
Total noninterest expenses	3,738,731	3,459,080	11,147,110	10,439,536
Income before income taxes	1,272,639	1,061,749	3,904,673	3,151,532
Provision for income taxes	299,884	204,468	872,699	620,936
Net income	$972,755	$857,281	$3,031,974	2,530,596

Earnings per share of common stock:
Net income, basic	$0.38	$0.33	$1.19	$0.99
Net income, diluted	$0.38	$0.33	$1.19	$0.99
Dividends paid per share	$0.11	$0.10	$0.31	$0.30
Weighted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837
Diluted average shares outstanding	2,547,837	2,547,837	2,547,837	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2016	2015	2016	2015

Net income	$972,755	$857,281	$3,031,974	$2,530,596
Other comprehensive income (loss):
Unrealized holding gains (losses) on investment securities available for sale	(162,813)	561,405	1,281,757	593,114
Reclassification adjustment for (gains) losses realized in income	(57,052)	0	(144,034)	17,992
Less: Tax effect	(74,754)	190,878	386,826	207,776
Total other comprehensive income (loss), net of tax	(145,111)	370,527	750,897	403,330
Total comprehensive income	$827,644	$1,227,808	$3,782,871	$2,933,926

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	(Unaudited)	(Unaudited)
	2016	2015
Cash flows from operating activities:
Net income	$3,031,974	$2,530,596
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	115,000	141,300
Depreciation	688,790	711,978
Net amortization of investment securities	205,981	236,511
Income on cash surrender value of bank owned life insurance	(94,169)	(110,281)
Amortization of intangibles	11,719	11,719
Gain on sale/writedown of foreclosed assets	0	(12,787)
Net gain on sale of securities	(168,919)	(3,587)
Net loss (gain) on disposal of other assets	1,275	(9,305)
Change in:
Other assets	(381,169)	(88,838)
Other liabilities	674,355	49,210
Net cash provided by operating activities	4,084,837	3,456,516

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	4,227,615	3,115,158
Proceeds from calls, paydowns and maturities of securities AFS	10,160,070	1,892,662
Proceeds from Federal Home Loan Bank Stock repurchase	413,700	141,600
Proceeds from sale of securities available for sale	11,933,634	4,044,500
Proceeds from sale of securities held to maturity	576,834	516,746
Proceeds from maturities of certificates of deposit in other banks	245,000	245,000
Purchase of securities held to maturity	(478,559)	(3,583,857)
Purchase of securities available for sale	(14,680,561)	(1,094,645)
Purchase of Federal Home Loan Bank Stock	(418,700)	(195,800)
Net change in loans	(36,538,675)	(14,761,304)
Proceeds from bank owned life insurance	0	30,011
Purchase of premises and equipment	(1,304,463)	(319,416)
Proceeds from sales of other assets	0	351,000
Net cash used by investing activities	(25,864,105)	(9,618,345)

Cash flows from financing activities:
Net change in deposits	25,240,406	12,798,589
Payment of short-term portion of long-term debt	(6,733,333)	(5,133,333)
Proceeds from issuance of short-term debt	857,143	1,600,000
Proceeds from issuance of long-term debt	5,142,857	6,400,000
Cash dividends paid	(789,829)	(764,351)
Net cash provided by financing activities	23,717,244	14,900,905

Increase in cash and cash equivalents	1,937,976	8,739,076
Cash and cash equivalents - beginning of period	31,080,273	12,558,697
Cash and cash equivalents - end of period	$33,018,249	$21,297,773

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$44,963	$0
Unrealized gain on securities available for sale	1,137,723	611,106
Net reclass between short and long-term debt	6,733,333	5,133,333
Sale of foreclosed properties through loans	0	150,000

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

The Corporation’s primary business is providing banking services through the Southwest Georgia Bank (the “Bank”) to individuals and businesses principally in the counties of Colquitt, Baker, Worth, Lowndes and the surrounding counties of southwest Georgia. We have two full-service banking centers and a mortgage origination office in Valdosta, Georgia. A new commercial banking center in Valdosta, Georgia was completed and opened in August of 2014. We have expanded our geographical footprint into neighboring Tift County, Georgia, with a loan production office that opened for business in January 2016.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation up to $250,000. Uninsured deposits aggregate to $880,770 at September 30, 2016.

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

Bank Owned Life Insurance

The Corporation’s subsidiary bank has bank owned life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At September 30, 2016, and December 31, 2015, the policies had a value of $5,325,562 and $5,231,393, respectively, and were 13.6% and 14.5%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $40,731 and $119,940 for the three and nine month periods ended September 30, 2016, respectively.

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

As of September 30, 2016, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

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

As of September 30, 2016, the most recent notifications from the FDIC categorized the Bank as “well-capitalized” under current regulations and met all capital adequacy requirements under Basel III on a fully phased-in basis as if such requirements were currently in effect.

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

Recent Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The amendments provide guidance on the following eight specific cash flow issues: 1) debt prepayment or debt extinguishment costs; 2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; 3) contingent consideration payments made after a business combination; 4) proceeds from the settlement of insurance claims; 5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies; 6) distributions received from equity method investees; 7) beneficial interests in securitization transactions; and 8) separately identifiable cash flows and application of the predominance principle. The amendments are effective for public companies for fiscal years beginning after December 31, 2017, and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015.

September 30, 2016	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government agency securities	$0	$35,780,250	$0	$35,780,250
State and municipal securities	0	4,148,889	0	4,148,889
Residential mortgage-backed securities	0	2,779,468	0	2,779,468
Corporate notes	0	2,517,155	0	2,517,155
Equity securities	0	112,380	0	112,380
Total	$0	$45,338,142	$0	$45,338,142

December 31, 2015	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government agency securities	$0	$42,642,322	$0	$42,642,322
State and municipal securities	0	2,607,684	0	2,607,684
Residential mortgage-backed securities	0	3,741,445	0	3,741,445
Corporate notes	0	2,472,960	0	2,472,960
Equity securities	0	12,000	0	12,000
Total	$0	$51,476,411	$0	$51,476,411

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2016, and December 31, 2015.

September 30, 2016	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$126,713	$126,713
Impaired loans	0	0	3,562,656	3,562,656
Total assets at fair value	$0	$0	$3,689,369	$3,689,369

December 31, 2015	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$81,750	$81,750
Impaired loans	0	0	5,254,501	5,254,501
Total assets at fair value	$0	$0	$5,336,251	$5,336,251

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2016, and December 31, 2015, are as follows:

		Estimated Fair Value
September 30, 2016	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$33,018	$33,018	$0	$0	$33,018
Investment securities available for sale	45,338	0	45,338	0	45,338
Investment securities held to maturity	56,389	0	58,000	0	58,000
Federal Home Loan Bank stock	1,874	0	1,874	0	1,874
Loans, net	284,133	0	281,468	3,563	285,031
Liabilities:
Deposits	364,256	0	364,616	0	364,616
Federal Home Loan Bank advances	35,333	0	35,517	0	35,517

		Estimated Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$31,080	$31,080	$0	$0	$31,080
Certificates of deposit in other banks	245	245	0	0	245
Investment securities available for sale	51,476	0	51,476	0	51,476
Investment securities held to maturity	60,889	0	62,199	0	62,199
Federal Home Loan Bank stock	1,869	0	1,869	0	1,869
Loans, net	247,754	0	243,460	5,255	248,715
Liabilities:
Deposits	339,016	0	339,337	0	339,337
Federal Home Loan Bank advances	36,067	0	35,964	0	35,964

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at September 30, 2016, and December 31, 2015, were as follows:

Securities Available For Sale:

September 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$34,154,554	$1,629,122	$3,426	$35,780,250
State and municipal securities	4,068,726	81,252	1,089	4,148,889
Residential mortgage-backed securities	2,650,448	129,020	0	2,779,468
Corporate notes	2,496,725	21,375	945	2,517,155

Total debt securities AFS	43,370,453	1,860,769	5,460	45,225,762
Equity securities	112,380	0	0	112,380
Total securities AFS	$43,482,833	$1,860,769	$5,460	$45,338,142

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$42,074,712	$782,567	$214,957	$42,642,322
State and municipal securities	2,573,844	33,840	0	2,607,684
Residential mortgage-backed securities	3,601,949	140,934	1,438	3,741,445
Corporate notes	2,496,320	0	23,360	2,472,960

Total debt securities AFS	50,746,825	957,341	239,755	51,464,411
Equity securities	12,000	0	0	12,000
Total securities AFS	$50,758,825	$957,341	$239,755	$51,476,411

Securities Held to Maturity:

September 30, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$51,882,323	$1,412,588	$7,739	$53,287,172
Residential mortgage-backed securities	4,506,380	206,096	0	4,712,476

Total securities HTM	$56,388,703	$1,618,684	$7,739	$57,999,648

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$54,775,093	$1,124,007	$41,153	$55,857,947
Residential mortgage-backed securities	6,113,711	227,041	0	6,340,752

Total securities HTM	$60,888,804	$1,351,048	$41,153	$62,198,699

The amortized cost and estimated fair value of securities at September 30, 2016, and December 31, 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

September 30, 2016
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	6,934,107	7,127,904
After five through ten years	32,668,949	34,209,965
After ten years	3,767,397	3,887,893

Total debt securities AFS	43,370,453	45,225,762
Equity securities	112,380	112,380
Total securities AFS	$43,482,833	$45,338,142

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$6,367,329	$6,375,231
After one through five years	26,020,754	26,516,943
After five through ten years	17,351,665	18,169,853
After ten years	6,648,955	6,937,621

Total securities HTM	$56,388,703	$57,999,648

December 31, 2015
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	22,374,572	22,310,228
After five through ten years	22,553,504	23,222,962
After ten years	5,818,749	5,931,221

Total debt securities AFS	50,746,825	51,464,411
Equity securities	12,000	12,000
Total securities AFS	$50,758,825	$51,476,411

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$3,956,629	$3,968,196
After one through five years	27,302,169	27,617,796
After five through ten years	21,412,080	22,253,863
After ten years	8,217,926	8,358,844

Total securities HTM	$60,888,804	$62,198,699

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

September 30, 2016	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government agency securities	$3,426	$994,080	$0	$0
State and municipal securities	1,089	704,371	0	0
Residential mortgage-backed securities	0	0	0	0
Corporate notes	0	0	945	499,055
Total debt securities available for sale	$4,515	$1,698,451	$945	$499,055

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$7,739	$5,888,665	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$7,739	$5,888,665	$0	$0

December 31, 2015	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government agency securities	$73,907	$11,885,323	$141,050	$5,858,950
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	1,438	441,997	0	0
Corporate notes	22,360	1,973,960	1,000	499,000
Total debt securities available for sale	$97,705	$14,301,280	$142,050	$6,357,950

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$26,435	$7,250,634	$14,718	$994,476
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$26,435	$7,250,634	$14,718	$994,476

During the three months ended September 30, 2016, we sold one available for sale U.S. Government Agency security in the amount of $1,549,453, resulting in a gain of $57,052. In the first half of 2016, we sold available for sale U.S. Government Agency securities in the amount of $10,036,609 resulting in a net realized gain of $76,524. Also, available for sale mortgage-backed securities in the amount of $347,572 and held to maturity mortgage-backed securities in the amount of $576,834 were sold in the first half of 2016 for net gains of $10,458 and $24,885, respectively. These transactions occurred in order to provide liquidity and remove small lots of mortgage-backed securities. These small lots of held to maturity mortgage-backed securities sold were paid down to over 85% of face value.

During the third quarter of 2015, no investment securities were sold. In the first half of 2015, a $3,587 gain on the sale of securities was recognized as a result of selling $4,044,500 million in short-term U.S. Government Agency securities and $516,746 in mortgage-backed securities in order to provide liquidity and remove small lots of mortgage-backed securities. These small lots of held to maturity mortgage-backed securities sold were paid down to over 85% of face value.

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

At September 30, 2016, nineteen debt securities with unrealized losses have depreciated 0.2% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at September 30, 2016 and December 31, 2015, were as follows:

	September 30, 2016		December 31, 2015

Commercial, financial and agricultural loans	$72,301,178	25.2%	$58,173,187	23.2%
Real estate:
Construction loans	23,610,795	8.2%	19,831,070	7.9%
Commercial mortgage loans	88,607,249	30.9%	85,777,359	34.2%
Residential loans	82,049,316	28.5%	67,969,119	27.1%
Agricultural loans	16,415,755	5.7%	15,620,266	6.2%
Consumer & other loans	4,262,234	1.5%	3,434,380	1.4%

Loans outstanding	287,246,527	100.0%	250,805,381	100.0%

Unearned interest and discount	(20,272)		(19,046)
Allowance for loan losses	(3,093,450)		(3,032,242)
Net loans	$284,132,805		$247,754,093

The Corporation’s only significant concentration of credit at September 30, 2016, occurred in real estate loans which totaled $210,683,115. However, this amount was not concentrated in any specific segment within the market or geographic area.

Certain 1-4 family and multifamily mortgage loans are pledged to Federal Home Loan Bank to secure outstanding advances. At September 30, 2016, $54,682,688 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at September 30, 2016.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$26,200,937
After one year but within five years	45,296,045
After five years	24,414,991

Total	$95,911,973

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at September 30, 2016.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 63,974,258	$ 5,736,778	$ 69,711,036

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

Loans placed on nonaccrual status amounted to $351,864 and $1,545,599 at September 30, 2016, and December 31, 2015, respectively. There were no past due loans over ninety days and still accruing at September 30, 2016, and one past due loan over ninety days and still accruing in the amount of $521 at December 31, 2015. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $766 for September 30, 2016, and $40,346 for December 31, 2015.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of September 30, 2016
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$1,849,423	$0	$1,849,423	$351,864	$70,099,891	$72,301,178
Real estate:
Construction loans	67,327	0	67,327	0	23,543,468	23,610,795
Commercial mortgage loans	821,018	0	821,018	0	87,786,231	88,607,249
Residential loans	658,001	0	658,001	0	81,391,315	82,049,316
Agricultural loans	0	0	0	0	16,415,755	16,415,755
Consumer & other loans	29,511	0	29,511	0	4,232,723	4,262,234

Total loans	$3,425,280	$0	$3,425,280	$351,864	$283,469,383	$287,246,527

	Age Analysis of Past Due Loans As of December 31, 2015
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$449,618	$521	$450,139	$0	$57,723,048	$58,173,187
Real estate:
Construction loans	121,694	0	121,694	0	19,709,376	19,831,070
Commercial mortgage loans	810,515	0	810,515	0	84,966,844	85,777,359
Residential loans	2,238,684	0	2,238,684	639,094	65,091,341	67,969,119
Agricultural loans	148,761	0	148,761	906,505	14,565,000	15,620,266
Consumer & other loans	84,342	0	84,342	0	3,350,038	3,434,380

Total loans	$3,853,614	$521	$3,854,135	$1,545,599	$245,405,647	$250,805,381

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

At September 30, 2016, and December 31, 2015, impaired loans amounted to $3,698,650 and $5,558,615, respectively. A reserve amount of $135,994 and $304,114 were recorded in the allowance for loan losses for these impaired loans as of September 30, 2016, and December 31, 2015, respectively.

The following tables present impaired loans, segregated by class of loans as of September 30, 2016, and December 31, 2015:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
September 30, 2016	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$436,375	$287,335	$64,529	$351,864	$4,744	$5,304	$0
Real estate:
Construction loans	183,499	62,699	0	62,699	0	162,330	9,026
Commercial mortgage loans	885,327	538,207	347,120	885,327	65,083	3,804,154	36,171
Residential loans	2,167,126	964,160	1,182,054	2,146,214	66,167	2,761,723	92,068
Agricultural loans	248,964	248,964	0	248,964	0	799,914	6,103
Consumer & other loans	3,582	3,582	0	3,582	0	6,271	156

Total loans	$3,924,873	$2,104,947	$1,593,703	$3,698,650	$135,994	$7,539,696	$143,524

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2015	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$0	$0	$0	$0	$0	$0	$0
Real estate:
Construction loans	193,524	72,724	0	72,724	0	133,693	15,049
Commercial mortgage loans	3,256,589	496,159	2,760,430	3,256,589	212,283	2,096,082	89,947
Residential loans	1,988,434	662,523	1,304,999	1,967,522	91,831	3,832,546	107,070
Agricultural loans	257,211	257,211	0	257,211	0	422,099	25,823
Consumer & other loans	4,569	4,569	0	4,569	0	0	0

Total loans	$5,700,327	$1,493,186	$4,065,429	$5,558,615	$304,114	$6,484,420	$237,889

At September 30, 2015, the year-to-date average recorded investment of impaired loans was $6,758,628 and the interest income received during impairment was $169,785.

At September 30, 2016, and December 31, 2015, included in impaired loans were $914,761 and $2,290,411, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at September 30, 2016, and December 31, 2015, as well as those currently paying under restructured terms and those that have defaulted under restructured terms at September 30, 2016, and December 31, 2015. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 days past due.

	September 30, 2016
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	4,900	0	1	4,900	0	0
Agricultural loans	906,279	0	3	906,279	0	0
Consumer & other loans	3,582	0	1	3,582	0	0
Total TDR’s	$914,761	$0	5	$914,761	0	$0

	December 31, 2015
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	2,280,466	0	1	2,280,466	0	0
Residential loans	5,376	0	1	5,376	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	4,569	0	1	4,569	0	0
Total TDR’s	$2,290,411	$0	3	$2,290,411	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at September 30, 2016, and December 31, 2015.

	September 30, 2016				December 31, 2015
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	5	914,761	0	0	3	2,290,411	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	5	$914,761	0	$0	3	$2,290,411	0	$0

As of September 30, 2016, and December 31, 2015, the Corporation had a balance of $914,761 and $2,290,411, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at September 30, 2016, and December 31, 2015. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0 and $130,441 at September 30, 2016, and December 31, 2015, respectively. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2016.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of September 30, 2016, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of September 30, 2016, and December 31, 2015:

September 30, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$680,054	$0	$0	$25,224	$0	$438,277	$1,143,555
Grade 2- Above Avg.	0	0	0	7,903	319,938	0	327,841
Grade 3- Acceptable	29,012,322	4,569,016	25,182,875	31,961,069	9,800,644	1,798,287	102,324,213
Grade 4- Fair	40,249,152	17,338,734	57,062,397	44,994,021	4,610,795	1,987,580	166,242,679
Grade 5a- Watch	223,747	1,573,019	2,076,679	1,153,163	619,764	23,451	5,669,823
Grade 5b- OAEM	1,667,876	0	2,902,294	1,259,624	0	3,582	5,833,376
Grade 6- Substandard	376,794	130,026	1,383,004	2,618,555	1,064,614	11,057	5,584,050
Grade 7- Doubtful	91,233	0	0	29,757	0	0	120,990
Total loans	$72,301,178	$23,610,795	$88,607,249	$82,049,316	$16,415,755	$4,262,234	$287,246,527

December 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$731,270	$0	$0	$25,988	$0	$416,250	$1,173,508
Grade 2- Above Avg.	0	0	0	10,011	329,069	0	339,080
Grade 3- Acceptable	30,581,968	7,569,566	26,285,799	31,303,029	9,648,983	1,756,139	107,145,484
Grade 4- Fair	26,075,703	11,022,826	53,296,973	30,946,390	3,930,746	1,230,515	126,503,153
Grade 5a- Watch	217,295	1,097,222	4,791,317	1,263,077	638,402	5,999	8,013,312
Grade 5b- OAEM	560,678	0	523,596	1,233,611	0	13,802	2,331,687
Grade 6- Substandard	6,273	141,456	879,674	3,155,625	1,073,066	11,675	5,267,769
Grade 7- Doubtful	0	0	0	31,388	0	0	31,388
Total loans	$58,173,187	$19,831,070	$85,777,359	$67,969,119	$15,620,266	$3,434,380	$250,805,381

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and nine month periods ended September 30, 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.03% for the nine months ended September 30, 2016.

Three months ended September 30, 2016:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, June 30, 2016	$169,974	$1,043,083	$1,192,098	$434,915	$86,656	$185,916	$3,112,642

Charge-offs	89,052	0	0	3,394	0	0	92,446
Recoveries	26,007	0	0	1,947	0	300	28,254
Net charge-offs	63,045	0	0	1,447	0	(300)	64,192
Provisions charged to operations	48,019	0	0	(4,230)	0	1,211	45,000
Balance at end of period, September 30, 2016	$154,948	$1,043,083	$1,192,098	$429,238	$86,656	$187,427	$3,093,450

Nine months ended September 30, 2016:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Charge-offs	89,052	0	0	3,394	0	8,426	100,872
Recoveries	27,607	0	0	16,994	0	2,479	47,080
Net charge-offs	61,445	0	0	(13,600)	0	5,947	53,792
Provisions charged to operations	71,612	0	0	33,747	0	9,641	115,000
Balance at end of period, September 30, 2016	$154,948	$1,043,083	$1,192,098	$429,238	$86,656	$187,427	$3,093,450

Ending balance -
Individually evaluated for impairment	$4,744	$0	$65,083	$66,167	$0	$0	$135,994
Collectively evaluated for impairment	150,204	1,043,083	1,127,015	363,071	86,656	187,427	2,957,456
Balance at end of period	$154,948	$1,043,083	$1,192,098	$429,238	$86,656	$187,427	$3,093,450

Loans :
Ending balance -
Individually evaluated for impairment	$351,864	$1,473,191	$4,922,412	$2,300,813	$1,660,061	$3,582	$10,711,923
Collectively evaluated for impairment	71,949,314	22,137,604	83,684,837	79,748,503	14,755,694	4,258,652	276,534,604
Balance at end of period	$72,301,178	$23,610,795	$88,607,249	$82,049,316	$16,415,755	$4,262,234	$287,246,527

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2015.

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Charge-offs	263,809	0	0	33,238	0	22,153	319,200
Recoveries	42,253	0	0	22,047	0	31,691	95,991
Net charge-offs	221,556	0	0	11,191	0	(9,538)	223,209
Provisions charged to operations	66,487	0	0	80,260	0	(5,447)	141,300
Balance at end of period, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Ending balance -
Individually evaluated for impairment	$0	$0	$212,283	$91,831	$0	$0	$304,114
Collectively evaluated for impairment	144,781	1,043,083	979,815	290,060	86,656	183,733	2,728,128
Balance at end of period	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Loans :
Ending balance -
Individually evaluated for impairment	$0	$1,012,831	$5,414,491	$2,896,953	$1,682,207	$4,569	$11,011,051
Collectively evaluated for impairment	58,173,187	18,818,239	80,362,868	65,072,166	13,938,059	3,429,811	239,794,330
Balance at end of period	$58,173,187	$19,831,070	$85,777,359	$67,969,119	$15,620,266	$3,434,380	$250,805,381

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the third quarter of 2016, noninterest income was 19.4% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets decreased by $880 thousand to $479 thousand at the end of September 30, 2016, compared with the same period last year. Foreclosed assets increased $127 thousand to $127 thousand compared with the third quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of September 30, 2016, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at September 30, 2016, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At September 30, 2016, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2016, total capital increased $3.0 million to $39.1 million and increased $2.6 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.82% as of September 30, 2016, and average equity-to-average asset ratio for the third quarter ending September 30, 2016, of 8.97%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2016, was $973 thousand, up $115 thousand from net income of $857 thousand for the third quarter of 2015. This increase in net income was primarily due to an increase of $519 thousand in interest income and an increase of $52 thousand in noninterest income. This revenue growth was partially offset by an increase of $280 thousand in noninterest expense and an increase of $87 thousand in interest expense compared with the third quarter of 2015.

On a per share basis, net income for the third quarter was $.38 per diluted share compared with $.33 per diluted share for the same quarter in 2015. The weighted average common diluted shares outstanding for the quarter were 2.548 million, the same as third quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2016	2016	2016	2015	2015
Return on average total assets	0.89%	0.96%	1.01%	0.83%	0.87%
Return on average total equity	9.95%	10.63%	11.30%	9.16%	9.48%
Average shareholders’ equity to average total assets	8.97%	9.05%	8.94%	9.03%	9.17%
Net interest margin (tax equivalent)	4.12%	4.21%	4.29%	3.99%	4.10%

Comparison of Statements of Income for the Quarter

Total interest income increased $519 thousand to $4.408 million for the three months ended September 30, 2016, compared with the same period in 2015, reflecting an increase in interest income and fees on loans of $570 thousand. Interest on deposits in other banks and dividends increased $11 thousand and $4 thousand, respectively, when compared with the third quarter of 2015. These increases were partially offset by a decrease in interest income from investment securities of $63 thousand compared with the same period last year. Interest on certificates of deposit in other banks also decreased by $3 thousand compared with the third quarter last year.

Total interest expense increased $87 thousand, or 26.7%, to $412 thousand in the third quarter of 2016 compared with the same period in 2015. Interest paid on deposits increased $41 thousand, or 20.2%, during the third quarter of 2016 due to slight changes in deposit mix. Interest on total borrowings increased $46 thousand compared with the same quarter in 2015 due to an increase of borrowings compared with the prior year to fund loan growth.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $4.0 million for the third quarter of 2016 compared with $3.6 million in net interest income in the 2015 third quarter. Net interest income after provision for loan losses for the third quarter of 2016 was $4.0 million compared with $3.5 million for the same period in 2015. The third quarter provision for loan losses was $45 thousand in 2016, down from $51 thousand in 2015. The Corporation’s net interest margin was 4.12% for the third quarter of 2016, up 2 basis points from the same period last year. The higher net interest margin was a result of the impact of changes in earning asset mix driven by a $52 million average loan growth. This increase was partially offset by more interest expense paid on certificates of deposit and a $6.6 million increase in average borrowings.

Noninterest income, at 19.4% of the Corporation’s total revenue for the quarter, was $1.1 million for the third quarter, increasing 5.1% compared with the same period in 2015. The $52 thousand increase in noninterest income was the result of a $57 thousand gain on sale of the securities, a $10 thousand increase in income from mortgage banking services, and a $7 thousand increase in income from retail brokerage services. Also, there were slight increases in income from trust services and other income when compared with the third quarter last year. Offsetting these increases was a decrease in income from insurance services of $21 thousand compared with the prior year third quarter. Also, service charges on deposit accounts decreased $7 thousand compared with the third quarter last year.

Noninterest expense was $3.7 million for the third quarter of 2016, an increase of $280 thousand when compared with the third quarter of 2015. The largest component of noninterest expense, salaries and employee benefits, increased $314 thousand to $2.2 million for the third quarter mainly due to expansion in the Valdosta and Tifton markets as well as providing for the retirement of critical staff this year and next year. Data processing expense also increased $36 thousand compared with the third quarter last year. Partially offsetting these increases, combined equipment and occupancy expenses decreased $46 thousand compared with the third quarter a year ago. Other operating expenses also decreased $24 thousand compared with the third quarter of 2015.

Comparison of Statements of Income for the Nine-month Period

Total interest income for the first nine months of 2016 increased $1.5 million to $13.0 million when compared with the same period in 2015. This increase was largely due to a $1.6 million increase in interest income and fees on loans due to a $45.0 million higher average loan volume compared with the first nine months of 2015. Interest on deposits in banks also increased $23 thousand compared to the same period last year. Partially offsetting these increases, interest income from investment securities decreased by $124 thousand due to a $12.7 million lower average volume of investment securities when compared with the first nine months of last year.

Total interest expense for the nine-month period ended September 30, 2016, increased $217 thousand, or 22.5%, to $1.2 million compared with the same period in 2015. The increase in interest expense was mostly related to higher interest expense on total borrowings of $129 thousand for the first nine months of 2016 due to an $8.0 million larger average of Federal Home Loan Bank advances compared with the same period last year. Interest paid on interest-bearing deposits also increased $88 thousand compared with the first nine months of 2015.

Net interest income for the first nine months of 2016 was 12.0% higher at $11.8 million compared with $10.5 million for the same period in 2015. Net interest income after provision for loan losses was $11.7 million compared with $10.4 million for the same period in 2015. The provision for loan losses was $115 thousand in the first nine months of 2016, down from $141 thousand for the same period of 2015. Net interest margin was 4.20% for the first nine months of 2016, up 14 basis points from 4.06% for the same period last year. Growth in loan volume contributed to the increase in net interest income and margin.

For the first nine months of 2016, noninterest income was $3.4 million, up $169 thousand, or 5.3%, compared with the same period in 2015. The increase was primarily attributed to a $169 thousand gain on the sale of securities in the first nine months of 2016 and a $57 thousand increase in income from insurance services compared with the prior year. Also, income from mortgage banking services and other income increased $36 thousand and $20 thousand, respectively, compared with the first nine months of 2015. Partially offsetting these increases, income from trust services and service charges on deposit accounts declined $34 thousand and $31 thousand, respectively, compared with the same period last year. Income from retail brokerage also declined $22 thousand compared with the first nine months of 2015.

Noninterest expense increased $708 thousand for the first nine months of 2016 compared with the same period last year mainly attributed to an increase in salary and employee benefits of $696 thousand. Data processing, and occupancy expenses increased $83 thousand and $9 thousand, respectively, when compared with the same period in 2015. Partially offsetting these increases, other operating expenses decreased $48 thousand and equipment expense decreased $32 thousand in the first nine months of 2016 compared with the first nine months of 2015.

Comparison of Financial Condition Statements

At September 30, 2016, total assets were $443.0 million, a $28.2 million increase from December 31, 2015. Changes in earning asset mix were primarily noted in a $36.4 million growth in total loans and a decrease of $10.6 million in investment securities. Total deposits grew $25.2 million for the first nine months of 2016. This increase in deposits was primarily in noninterest-bearing accounts.

Total loans increased $36.4 million to $287.2 million at September 30, 2016, compared with $250.8 million at December 31, 2015. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 64.8% of total assets.

Investment securities and interest-bearing deposits in other banks represented 29.4% of total assets at September 30, 2016. Compared with December 31, 2015, interest-bearing deposits in banks increased $1.6 million, and investment securities decreased $10.6 million. This resulted in an overall decrease in investments of $9.0 million since December 31, 2015. The decrease in investments was primarily used to fund loan growth.

Deposits increased to $364.3 million at the end of the third quarter of 2016, up $25.2 million from the end of 2015. The increase was primarily in noninterest-bearing deposits of $17.3 million and certificates of deposit $100,000 and over of $10.2 million. NOW accounts and savings accounts also increased $7.6 million and $3.1 million, respectively. Mostly offsetting these increases, money market accounts decreased $10.3 million and other time accounts decreased $2.7 million when compared with December 31, 2015. At September 30, 2016, total deposits represented 82.2% of total assets.

Total debt decreased by $733 thousand to $35.3 million when compared with the end of 2015. The Corporation will repay the Federal Home Loan Bank advances as scheduled.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	September 30,	December 31,	September 30,
	2016	2015	2015

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	$5,000,000	$5,000,000	$5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually).	1,800,000	3,600,000	3,600,000

Advance from FHLB with a 0.89% fixed rate of interest maturing July 24, 2017 (principal reducing hybrid advance with principal reductions of $3.33 million annually).	0	3,333,333	3,333,333

Advance from FHLB with a 1.259% fixed rate of interest maturing September 30, 2020 (principal reducing hybrid advance with principal reductions of $1.6 million).	4,800,000	6,400,000	6,400,000

Advance from FHLB with a 1.9425% fixed rate of interest maturing December 16, 2022 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	5,142,857	5,142,857	0

Advance from FHLB with a 1.419% fixed rate of interest maturing August 30, 2023 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	5,142,857	0	0

Total long-term debt	$26,885,714	$28,476,190	$23,333,333

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.08% of total loans outstanding at September 30, 2016, compared with 1.21% at December 31, 2015, and 1.33% at September 30, 2015. Net charge-offs in the 2016 third quarter were $64 thousand compared with net charge-offs of $51 thousand in the third quarter of 2015. Management considers the allowance for loan losses as of September 30, 2016, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $479 thousand, or 0.11% of total assets, in the third quarter of 2016, down from $1.6 million, or 0.39% of total assets, at the end of 2015, and down from $1.4 million, or 0.35% of total assets in the same period last year. Nonaccrual loans were $352 thousand in the third quarter of 2016. There were two residential foreclosed properties in nonperforming assets at the end of the third quarter of 2016 compared with no foreclosed properties at the end of last year’s third quarter.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	September 30, 2016	September 30, 2015
Commitments to extend credit	$34,429	$22,618
Standby letters of credit and financial guarantees	$1,143	$950

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

As of September 30, 2016, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 14.21%, which is 42 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements. The Corporation’s and the Bank’s risk-based capital ratios as of September 30, 2016, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
				2016	2019
				Required	Required
	Southwest			Minimum	Minimum
	Georgia	Southwest		Capital	Capital
	Financial	Georgia	For Well	Phase-in	Plus
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Guidelines	Buffer
Common Equity Tier 1 capital	13.18%	12.50%	6.50%	5.125%	7.00%
Tier 1 capital	13.18%	12.50%	8.00%	6.625%	8.50%
Total risk-based capital	14.21%	13.54%	10.00%	8.625%	10.50%
Tier 1 leverage ratio	9.06%	8.60%	5.00%	4.00%	4.00%

(1) Corporation meets the requirements of the exemption as a small bank holding company.

In September 2016, the Corporation paid a quarterly cash dividend of $0.11 per common share, a 10% increase compared with $0.10 per common share paid each quarter since the previous increase in March 2015. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2016, and December 31, 2015; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016, and 2015; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015; and (v) Notes to Consolidated Financial Statements.

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

Date: November 14, 2016