Form 10-K
period 2016-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2017-03-31
CIK 315849

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities

Exchange Act of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

Aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2016: $28,189,421 based on 1,928,141 shares at the price of $14.62 per share.

As of March 23, 2017, 2,547,437 shares of the $1.00 par value common stock of Southwest Georgia Financial Corporation were outstanding.

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

Markets

The Corporation conducts banking activities in four counties in southwest and south central Georgia. Population characteristics in these counties range from rural to more metropolitan. Our most recent and largest market is Lowndes County with a total population of 112,865 and the highest growth rate in our markets at 14.6% from 2005 to 2015. Due primarily to the location of a state university and a large air force base in Lowndes County, this market has a median age estimated at 29.4, younger than an average median age of 39.5 in the other three counties that the Bank primarily serves. These counties, Colquitt, Worth, and Baker, have an average total population of 23,241 and an average growth in population of 1.39% from 2005 to 2015. Per capita income is approximately $19,000 in the Bank’s markets. Agriculture plays a major economic role in the Bank’s markets. Colquitt, Worth, Lowndes, and Baker Counties produce a large portion of our state’s crops, including cotton, peanuts, and a variety of vegetables.

At the beginning of 2016, the Corporation opened a loan production office in Tifton, the largest community in Tift County, Georgia. Tift County is an agricultural community as well as a major transportation hub where Interstate 75, U.S. Highway 82 and U.S. Highway 319 intersect.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2016, the Corporation’s deposit base, totaling $371,492,987, consisted of $116,648,264 in noninterest-bearing demand deposits (31.4% of total deposits), $143,078,989 in interest-bearing demand deposits including money market accounts (38.6% of total deposits), $29,006,734 in savings deposits (7.8% of total deposits), $39,524,168 in time deposits in amounts less than $100,000 (10.6% of total deposits), and $43,234,832 in time deposits of $100,000 or more (11.6% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank’s customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2016, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 1.3%, 74.4% and 24.3%, respectively, of the Bank’s total loan portfolio.

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

Mortgage Banking Services

The Bank and Empire recognize mortgage banking income from secondary market loan origination fees and commercial mortgage banking fees, respectively. The Bank originates fixed rate mortgage loans for the secondary market. Empire recognizes as income in the current period fees collected on loans for investing participants. Empire does not directly fund any mortgages and acts as a service-oriented broker for participating mortgage lenders. In 2016, Bank revenue received from secondary market mortgage loan origination was $295,581 compared with $209,714 in 2015. Income from Empire’s commercial mortgage banking was $59,046 in 2016 and $108,256 in 2015.

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

Asset/Liability Management

The Asset/Liability Management Committee (“ALCO”) is established by the Bank’s Board of Directors and is charged with establishing policies to manage the assets and liabilities of the Bank. Its task is to manage asset growth, net interest margin, liquidity, and capital in order to maximize income and reduce interest rate risk. To meet these objectives while maintaining prudent management of risks, the ALCO manages the Bank’s overall acquisition and allocation of funds. At its monthly meetings, the ALCO reviews and discusses the monthly asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the local, state, and national economy. The Board of Directors reviews ALCO data quarterly.

Investment Policy

The Bank’s investment portfolio policy is to maximize income consistent with liquidity, asset quality, and regulatory constraints. The policy is reviewed periodically by the Board of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved monthly by the Board of Directors.

Employees

The Bank had 110 full-time employees and three part-time employees at December 31, 2016. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2016, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $2,049,022. For 2016, the Corporation’s cash dividend payout to stockholders was $1,070,047.

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

In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets above a certain threshold, and all savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities (collectively, “banking organizations”). The rules implement the December 2010 framework proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III”, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the prior U.S. risk-based capital rules. The Basel III Capital Rules:

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015, subject to a phase in period, but are not applicable to bank holding companies, like the Corporation, with less than $1 billion in total consolidated assets that meet certain criteria.

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

As of December 31, 2016, the most recent notifications from the FDIC categorized the Bank as “well-capitalized” under current regulations.

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

As of December 31, 2016, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

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

The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. Although the Corporation continues to evaluate the impact of the Volcker Rule and the final rules adopted by the Federal Reserve thereunder, the Corporation does not currently anticipate that the Volcker Rule will have a material effect on its operations and the operations of its subsidiaries, including the Bank, as the Corporation does not engage in businesses prohibited by the Volcker Rule. In the future, the Corporation may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule.

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

The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of financial institutions like the Corporation that are not “large, complex banking organizations.” These reviews will be tailored to each financial institution based on the scope and complexity of the institution’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the financial institution’s supervisory ratings, which can affect the institution’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a financial institution if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the institution’s safety and soundness and the institution is not taking prompt and effective measures to correct the deficiencies.

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

Available Information

The Corporation’s website where you can find more information is located at www.sgfc.com. We make available free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934 (the “Exchange Act”). These reports are available as soon as reasonably practicable after those materials are electronically filed with the Securities and Exchange Commission (the “SEC”). Our SEC filings are publicly available at the SEC’s website located at www.sec.gov. You may also read and copy any document we file with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information about the Public Reference Room operations by calling the SEC at 1-800-SEC-0330.

Information provided on our website is not part of this report, and is not incorporated herein by reference unless otherwise specifically referenced as such in this report.

Executive Officers of the Corporation

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation, Bank, and Empire and their ages, positions, and terms of office as of March 31, 2017, are as follows:

Name (Age)	Principal Position	Executive Officer Since

DeWitt Drew	President and Chief Executive Officer of the	1999
(60)	Corporation and Bank

John J. Cole, Jr.	Executive Vice President and Chief Operating Officer	1984
(67)	of the Corporation and Bank

Jeffery E. Hanson	Executive Vice President and Chief Banking Officer	2011
(51)	of the Corporation and Bank and President and Chief
	Executive Officer of Empire

George R. Kirkland	Executive Vice President, Chief Financial Officer,	1991
(66)	and Treasurer of the Corporation and Bank

Danny E. Singley	Executive Vice President and Chief Credit Officer of	2002
(62)	the Bank

Jeffrey (Jud) Moritz	Senior Vice President of the Bank and Valdosta	2011
(40)	Region President

David L. Shiver	Senior Vice President of the Bank and Sylvester	2006
(67)	Region President

Donna S. Lott	Senior Vice President and Cashier of the Bank	2008
(41)

Karen T. Boyd	Senior Vice President and Controller of the Bank	2010
(48)

Ross K. Dekle	Senior Vice President of the Bank and Moultrie	2011
(35)	Region President

Gregory P. Costin	Senior Vice President of the Bank	2012
(42)

Pamela J. Yeager	Senior Vice President of the Bank	2015
(48)

Chad J. Carpenter	Senior Vice President of the Bank and Tifton	2015
(43)	Region President

None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of the Corporation, Bank or Empire acting solely in their capacities as such.

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

Mr. Hanson became Executive Vice President of the Corporation in 2012 and Executive Vice President and Chief Banking Officer of the Bank in 2011. He is also the President and Chief Executive Officer of Empire. Previously, he was employed by Park Avenue Bank in Valdosta, Georgia, as Valdosta Market President and various other positions since 1994.

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

Ms. Lott became Senior Vice President of the Bank in 2014. She is also Cashier of the Bank. Previously, she served as Vice President of the bank since 2008 and, prior to that, Assistant Vice President of the Bank since 2007.

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

Table 1 - Distribution of Assets, Liabilities, and Stockholders’ Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2016, 2015, and 2014, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

	Year Ended December 31, 2016
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,479	$—	—%

Earning assets:
Interest-bearing deposits with banks	19,759	103	0.52%
Loans, net (a) (b) (c)	277,908	14,863	5.35%
Certificates of deposit in other banks	17	0	0.00%
Taxable investment securities held to maturity	47,620	1,168	2.45%
Nontaxable investment securities held to maturity (c)	51,151	1,888	3.69%
Nontaxable investment securities available for sale (c)	3,696	151	4.09%
Other investment securities	1,941	92	4.74%

Total earning assets	402,092	$18,265	4.54%
Premises and equipment	11,355
Other assets	10,155

Total assets	$431,081

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$113,122	$—	—%

Interest-bearing liabilities:
NOW accounts	17,623	30	0.17%
Money market deposit accounts	112,434	285	0.25%
Savings deposits	29,621	50	0.17%
Time deposits	80,204	570	0.71%
Federal funds purchased	1	0	0.00%
Other borrowings	35,861	677	1.89%

Total interest-bearing liabilities	275,744	1,612	0.58%
Other liabilities	3,845

Total liabilities	392,711

Common stock	4,294
Surplus	31,702
Retained earnings	28,489
Less treasury stock	(26,115)

Total stockholders’ equity	38,370

Total liabilities and stockholders’ equity	$431,081

Net interest income and margin		$16,653	4.14%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $1,045 million.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2015
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,358	$—	—%

Earning assets:
Interest-bearing deposits with banks	20,244	62	0.31%
Loans, net (a) (b) (c)	232,791	12,767	5.48%
Certificates of deposit in other banks	1,293	12	0.93%
Taxable investment securities held to maturity	59,365	1,344	2.26%
Nontaxable investment securities held to maturity (c)	52,580	1,913	3.64%
Nontaxable investment securities available for sale (c)	1,990	95	4.77%
Other investment securities	1,608	74	4.60%

Total earning assets	369,871	$16,267	4.40%
Premises and equipment	11,525
Other assets	9,856

Total assets	$398,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$97,879	$—	—%

Interest-bearing liabilities:
NOW accounts	16,963	30	0.18%
Money market deposit accounts	110,478	262	0.24%
Savings deposits	29,048	44	0.15%
Time deposits	76,772	460	0.60%
Federal funds purchased	42	0	0.00%
Other borrowings	28,852	521	1.81%

Total interest-bearing liabilities	262,155	1,317	0.50%
Other liabilities	2,619

Total liabilities	362,653

Common stock	4,294
Surplus	31,702
Retained earnings	26,075
Less treasury stock	(26,114)

Total stockholders’ equity	35,957

Total liabilities and stockholders’ equity	$398,610

Net interest income and margin		$14,950	4.04%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $797 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2014
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,714	$—	—%

Earning assets:
Interest-bearing deposits with banks	19,988	52	0.26%
Loans, net (a) (b) (c)	220,164	12,191	5.54%
Certificates of deposit in other banks	3,066	33	1.08%
Taxable investment securities held to maturity	60,281	1,365	2.26%
Nontaxable investment securities held to maturity (c)	46,337	1,658	3.58%
Nontaxable investment securities available for sale (c)	924	49	5.30%
Other investment securities	1,601	71	4.44%

Total earning assets	352,361	$15,419	4.38%
Premises and equipment	11,427
Other assets	10,554

Total assets	$382,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Non-interest bearing demand deposits	$88,882	$—	—%

Interest-bearing liabilities:
NOW accounts	17,212	32	0.19%
Money market deposit accounts	104,970	246	0.23%
Savings deposits	29,638	47	0.16%
Time deposits	77,565	425	0.55%
Federal funds purchased	45	0	0.00%
Other borrowings	27,627	605	2.19%

Total interest-bearing liabilities	257,057	1,355	0.53%
Other liabilities	2,892

Total liabilities	348,831

Common stock	4,294
Surplus	31,702
Retained earnings	23,343
Less treasury stock	(26,114)

Total stockholders’ equity	33,225

Total liabilities and stockholders’ equity	$382,056

Net interest income and margin		$14,064	3.99%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $640 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

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

				Due To Changes In (a)
	2016	2015	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$103	$62	$41	$(1)	$42
Loans, net (b)	14,863	12,767	2,096	2,404	(308)
Certificates of deposit in other banks	0	12	(12)	(6)	(6)
Taxable investment securities held to maturity	1,168	1,344	(176)	(304)	128
Nontaxable investment securities held to maturity (b)	1,888	1,913	(25)	(54)	29
Nontaxable investment securities available for sale (b)	151	95	56	68	(12)
Other investment securities	92	74	18	16	2
Total interest income	18,265	16,267	1,998	2,123	(125)

Interest paid on:
NOW accounts	30	30	0	0	0
Money market deposit accounts	285	262	23	5	18
Savings deposits	50	44	6	1	5
Time deposits	570	460	110	22	88
Other borrowings	677	521	156	131	25
Total interest expense	1,612	1,317	295	159	136

Net interest earnings	$16,653	$14,950	$1,703	$1,964	$(261)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2016 and 2015 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

				Due To Changes In (a)
	2015	2014	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$62	$52	$10	$1	$9
Loans, net (b)	12,767	12,191	576	691	(115)
Certificates of deposit in other banks	12	33	(21)	(17)	(4)
Taxable investment securities held to maturity	1,344	1,365	(21)	(21)	0
Nontaxable investment securities held to maturity (b)	1,913	1,658	255	227	28
Nontaxable investment securities available for sale (b)	95	49	46	51	(5)
Other investment securities	74	71	3	0	3
Total interest income	16,267	15,419	848	932	(84)

Interest paid on:
NOW accounts	30	32	(2)	0	(2)
Money market deposit accounts	262	246	16	13	3
Savings deposits	44	47	(3)	(1)	(2)
Time deposits	460	425	35	(4)	39
Other borrowings	521	605	(84)	29	(113)
Total interest expense	1,317	1,355	(38)	37	(75)

Net interest earnings	$14,950	$14,064	$886	$895	$(9)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34 % for 2015 and 2014 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Securities held to maturity:
State and municipal	$50,436	$54,775	$53,059
Residential mortgage-backed	4,167	6,114	8,529
Total securities held to maturity	$54,603	$60,889	$61,588

Securities available for sale:
U.S. government treasuries	$962	$0	$0
U.S. government agencies	40,985	42,642	45,493
State and municipal	6,453	2,608	875
Residential mortgage-backed	2,529	3,741	4,971
Corporate notes	2,524	2,473	2,499
Equity securities	112	12	0
Total securities available for sale	$53,565	$51,476	$53,838

At year-end 2016, the total investment portfolio decreased to $108,168,038, down $4,197,177, compared with $112,365,215 at year-end 2015. The decrease was mainly due to calls and maturities of $14,132,941 of municipal securities and U.S. government agency securities, as well as residential mortgage-backed securities principal paydowns of $2,173,667. Additionally, we sold $11,933,634 of available for sale U.S. government agency and residential mortgage-backed securities and $576,834 of held to maturity residential mortgage-backed securities resulting in a net gain of $144,034 and $24,885, respectively. These small lots of held to maturity mortgage-backed securities sold were paid down by over 85% of face value. Partially offsetting these calls, maturities and sales were purchases of $25,608,386 of U.S. government agency securities and municipal securities.

The following table shows the contractual maturities of debt securities at December 31, 2016, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Mortgage-backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancing and other early payoffs.

	MATURITY
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt Securities:
U.S. government treasuries	$0	0%	$0	0%	$962	2.25%	$0	0%
U.S. government agencies	0	0%	9,466	2.29%	31,519	2.45%	0	0%
State and municipal	7,940	2.03%	26,524	3.57%	15,572	4.31%	6,853	4.32%
Residential mortgage-backed	0	0%	352	2.79%	4,609	3.26%	1,735	2.59%
Corporate notes	0	0%	499	1.88%	2,025	1.91%	0	0%

Total	$7,940	2.03%	$36,841	3.21%	$54,687	3.03%	$8,588	3.97%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2016 and 2015, securities carried at approximately $63,902,259 and $74,772,674, respectively, were pledged to secure public and trust deposits as required by law. At year-end 2016, approximately $9,400,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2016 and 2015, no securities were pledged to secure our Federal Home Loan Bank advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Commercial, financial and agricultural	$70,999	$58,173	$47,861	$43,675	$40,507
Real estate:
Construction loans	25,999	19,831	12,257	15,859	16,989
Commercial mortgage loans	91,733	85,777	76,916	78,722	70,059
Residential loans	83,271	67,969	69,305	64,383	62,433
Agricultural loans	16,580	15,620	14,996	12,606	10,169
Consumer & other	3,961	3,435	3,091	3,469	4,010
Total loans	292,543	250,805	224,426	218,714	204,167
Less:
Unearned interest and discount	19	19	26	26	30
Allowance for loan losses	3,124	3,032	3,114	3,078	2,845
Net loans	$289,400	$247,754	$221,286	$215,610	$201,292

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2016.

Commercial, Financial, Agricultural and Construction
(Dollars in thousands)
Distribution of loans which are due:
In one year or less	$24,006
After one year but within five years	48,236
After five years	24,756
Total	$96,998

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2016.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
(Dollars in thousands)
Commercial, financial,
agricultural and construction	$ 66,212	$ 6,780	$ 72,992

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

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Total	Foreclosed Assets
	(Dollars in thousands)

December 31, 2016	$246	$0	$914	$1,160	$127
December 31, 2015	$1,546	$1	$2,290	$3,837	$82
December 31, 2014	$786	$0	$215	$1,001	$274
December 31, 2013	$913	$0	$256	$1,169	$406
December 31, 2012	$25	$0	$199	$224	$1,690

In 2016, nonaccrual loans decreased due primarily to one $906,504 agricultural real estate relationship. Items in foreclosed assets includes two residential properties totaling $126,713.

The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Watch, Other Assets Especially Mentioned (OAEM), Substandard or Doubtful are listed on the Bank’s “watchlist.” Management monitors these loans closely and reviews their performance on a regular basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are fully charged off. In addition, the Bank maintains a listing of “classified loans,” of which some loans may be potential problem loans, consisting of Substandard and Doubtful loans which totaled $5,614,548 at December 31, 2016. Potential problem loans are loans other than nonaccruals, past-dues and troubled debt restructured loans which management has doubt as to the borrower’s ability to comply with the present loan repayment terms.

Management closely monitors the watchlist for signs of deterioration to mitigate the growth in nonaccrual loans. At December 31, 2016, watchlist loans, inclusive of the “classified loans”, totaled $13,391,639, of which $9,830,738 are not considered impaired. See Footnote 3, Loans and Allowance for Loan Losses, elsewhere in this report for further discussion on classification of potential problem loans.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	Year Ended December 31,

	2016	2015	2014	2013	2012
	(Dollars in thousands)

Average loans outstanding	$281,006	$235,939	$223,295	$215,040	$193,532

Amount of allowance for loan losses at beginning of period	$3,032	$3,114	$3,078	$2,845	$3,100

Amount of loans charged off during period:
Commercial, financial and agricultural	103	264	37	18	286
Real estate:
Construction	0	0	121	0	249
Commercial	0	0	0	161	9
Residential	4	33	158	46	241
Agricultural	0	0	0	0	0
Consumer & other	9	22	26	9	12

Total loans charged off	116	319	342	234	797

Amount of recoveries during period:
Commercial, financial and agricultural	28	42	12	23	60
Real estate:
Construction	0	0	0	0	0
Commercial	0	0	0	5	11
Residential	17	22	30	13	19
Agricultural	0	0	0	0	0
Consumer & other	3	32	6	6	7

Total loans recovered	48	96	48	47	97

Net loans charged off during period	68	223	294	187	700
Additions to allowance for loan losses charged to operating expense during period	160	141	330	420	445

Amount of allowance for loan losses at end of period	$3,124	$3,032	$3,114	$3,078	$2,845

Ratio of net charge-offs during period to average loans outstanding for the period	.02%	.09%	.13%	.09%	.36%

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

	December 31, 2016		December 31, 2015		December 31, 2014
Category	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$191	24.3%	$145	23.2%	$300	21.3%
Real estate:
Construction	1,043	8.9%	1,043	7.9%	1,043	5.4%
Commercial	1,192	31.3%	1,192	34.2%	1,192	34.3%
Residential	420	28.5%	382	27.1%	313	30.9%
Agricultural	87	5.7%	86	6.2%	86	6.7%
Consumer & other	191	1.3%	184	1.4%	180	1.4%

Total	$3,124	100.0%	$3,032	100.0%	$3,114	100.0%

	December 31, 2013		December 31, 2012
Category	Allocation	% of Total Loans	Allocation	% of Total Loans

Commercial, financial and agricultural	$298	20.0%	$310	19.8%
Real estate:
Construction	1,032	7.3%	1,032	8.3%
Commercial	1,192	36.0%	1,047	34.3%
Residential	301	29.3%	285	30.6%
Agricultural	77	5.8%	0	5.0%
Consumer & other	178	1.6%	171	2.0%

Total	$3,078	100.0%	$2,845	100.0%

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Noninterest-bearing demand deposits	$113,122	$97,879	$88,882

NOW accounts	17,623	16,963	17,212
Money market deposit accounts	112,435	110,478	104,970
Savings	29,621	29,048	29,638
Time deposits	80,204	76,772	77,565

Total interest-bearing deposits	239,883	233,261	229,385

Total average deposits	$353,005	$331,140	$318,267

The maturity of certificates of deposit of $100,000 or more as of December 31, 2016, are presented below.

(Dollars in thousands)

3 months or less	$9,149
Over 3 months through 6 months	12,697
Over 6 months through 12 months	15,115
Over 12 months	6,274

Total outstanding certificates of deposit of $100,000 or more	$43,235

Return on Equity and Assets

Certain financial ratios are presented below.

	Year Ended December 31,
	2016	2015	2014

Return on average assets	0.94%	0.85%	0.76%

Return on average equity	10.51%	9.38%	8.74%

Dividend payout (dividends paid divided by net income)	26.53%	30.21%	28.08%

Average equity to average assets	8.90%	9.02%	8.70%

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates” or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of the Corporation and its subsidiaries. We caution our stockholders and other readers not to place undue reliance on such statements.

The Corporation cautions that there are various factors that could cause actual results to differ materially from the anticipated results or other expectations expressed in any forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These factors include risks related to:

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

•         changes in regulatory capital and other requirements;

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

The foregoing list of factors is not exclusive, and readers are cautioned not to place undue reliance on any forward-looking statements. The Corporation undertakes no obligation to update or revise any forward-looking statements. Additional information with respect to factors that may cause results to differ materially from those contemplated by such forward-looking statements is included in the Corporation’s current and subsequent filings with the SEC.

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

The Corporation’s construction and land development loan portfolio was $26.0 million at December 31, 2016, comprising 8.9% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

Recent performance may not be indicative of future performance.

Various factors, such as economic conditions, regulatory and legislative considerations, competition and the ability to find and retain talented people, may impede the Corporation’s ability to remain profitable.

Deterioration in asset quality could have an adverse impact on the Corporation.

A significant source of risk for the Corporation arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. With respect to secured loans, the collateral securing the repayment of these loans includes a wide variety of diverse real and personal property that may be affected by changes in prevailing economic, environmental and other conditions, including declines in the value of real estate, changes in interest rates, changes in monetary and fiscal policies of the federal government, environmental contamination and other external events. In addition, decreases in real estate property values due to the nature of the Bank’s loan portfolio, over 74% of which is secured by real estate, could affect the ability of customers to repay their loans. The Bank’s loan policies and procedures may not prevent unexpected losses that could have a material adverse effect on the Corporation’s business, financial condition, results of operations, or liquidity.

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

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation’s operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2016, the Corporation recorded an allowance for possible loan losses of $3.12 million, compared with $3.03 million for the year ended December 31, 2015. If those assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

The Corporation’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including DeWitt Drew, President and CEO; John J. Cole, Jr., Executive Vice President and COO; Jeffery E. Hanson, Executive Vice President and CBO; George R. Kirkland, Executive Vice President & CFO; and Danny E. Singley, Executive Vice President and CCO, could have a material adverse effect on the Corporation’s business, financial condition, and results of operations or liquidity.

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

The Basel III Capital Rules include new minimum risk-based capital and leverage ratios, which are being phased in and modify the capital and asset definitions for purposes of calculating those ratios. Among other things, the Basel III Capital Rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1 capital to risk-weighted assets requirement of 6% and Total capital to risk-weighted assets of 8%. In addition, the final rules provided, to be considered “well-capitalized”, a new common equity Tier 1 capital requirement of 6.5% or greater and a higher Tier 1 capital to risk-weighted assets requirement of 8% or greater. Moreover, the final rules limit a banking organization’s capital distributions and certain discretionary bonus payments if such banking organization does not hold a “capital conservation buffer” consisting of a 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to meet the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

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

ITEM 2. PROPERTIES

The executive offices of the Corporation are located in the SGB Wealth Strategies office at 25 Second Avenue S.W. Moultrie, Georgia. The main banking office and operations center of the Bank are located in a 22,000 square foot facility at 201 First Street, S.E., Moultrie, Georgia. The Trust and Brokerage area are located in the SGB Wealth Strategies office. The Bank’s Administrative Services office is located across the street from the main office at 205 Second Street, S.E., Moultrie, Georgia. This building is also used for training and meeting rooms, record storage, and a drive-thru teller facility. The Bank sold Empire’s property in Milledgeville, Georgia, in 2016.

Name	Address	Square Feet

Main Office	201 First Street, SE, Moultrie, GA 31768	22,000
Old Operations Center	11 Second Avenue, SW, Moultrie, GA 31768	5,000
SGB Wealth Strategies Office	25 Second Avenue, SW, Moultrie, GA 31768	9,400
Administrative Services	205 Second Street, SE, Moultrie, GA 31768	15,000
Southwest Georgia Ins. Services	501 South Main Street, Moultrie, GA 31768	5,600
Baker County Branch	168 Georgia Highway 91, Newton, GA 39870	4,400
Sylvester Branch	300 North Main Street, Sylvester, GA 31791	12,000
North Valdosta Branch	3500 North Valdosta Road, Valdosta, GA 31602	5,900
Valdosta Commercial Banking Center	3520 North Valdosta Road, Valdosta, GA 31602	10,700
Baytree Branch	1404 Baytree Road, Valdosta, GA 31602	3,000

All of the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank’s main office premises and one in each of the Baker County, Sylvester, North Valdosta and Baytree branch offices. These automated teller machines are linked to the STAR network of automated teller machines. The commercial banking center in Valdosta, Georgia, was completed and opened in August of 2014. The Bank also leases space for a loan production office in Tifton, Georgia. Land has been purchased and regulatory approval was recently received to build a full-service branch office in Tifton, Georgia. The Bank owns a property in Pavo, Georgia, that was formerly a branch office. It is considered bank property held for sale.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation, the Bank and Empire are defendants in various legal proceedings. Additionally, in the ordinary course of business, the Corporation, the Bank and Empire are subject to regulatory examinations and investigations. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2016.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Corporation’s common stock trades on the NYSE MKT LLC under the symbol “SGB”. The closing price on December 31, 2016, was $19.99. Below is a schedule of the high and low stock prices for each quarter of 2016 and 2015.

2016
For the Quarter	Fourth	Third	Second	First

High	$19.99	$17.00	$15.25	$15.95

Low	$15.33	$14.51	$14.00	$13.27

2015
For the Quarter	Fourth	Third	Second	First

High	$15.95	$15.95	$16.40	$15.85

Low	$14.24	$13.02	$13.21	$12.83

As of December 31, 2016, there were 416 record holders of the Corporation’s common stock. Also, there were approximately 485 additional stockholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation’s common stock were $0.42 per share in 2016 and $0.40 per share in 2015. Our dividend policy objective is to pay out a portion of earnings in dividends to our stockholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation’s Board of Directors after consideration of various factors, which include the Corporation’s financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount of dividends that can be paid without regulatory approval. See Part I, Item 1, “Business – Payment of Dividends.” The Corporation and its predecessors have paid cash dividends for the past eighty-eight consecutive years.

Share Repurchases

On October 26, 2016, the Corporation announced that its Board of Directors had authorized a program to repurchase up to $1.75 million of its outstanding shares of common stock through October 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depends on a number of factors, including the market price of the Corporation’s common stock, general market and economic conditions, and applicable legal requirements. As of December 31, 2016, $1.74 million of the Corporation’s outstanding common stock may be repurchased under the program.

The following table contains information for shares repurchased during the fourth quarter of 2016.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

	(Dollars in thousands, except for per share amounts)

October 26, 2016 – October 31, 2016	0	$0.00	0	$1,750
November 1, 2016 – November 30, 2016	400	16.64	400	1,743
December 1, 2016 – December 31, 2016	0	0.00	0	1,743
Total	400	$16.64	400	$1,743

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2016, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan, the Director’s and Executive Officers Stock Purchase Plan, and the 2013 Omnibus Incentive Plan. No additional option shares can be granted under the Key Individual Stock Option Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by stockholders(1)	0	$0.00	379,217
Equity compensation plans not approved by stockholders(2)	0	0.00	0
Total	0	$0.00	379,217

(1) The Key Individual Stock Option Plan, the Directors and Executive Officers Stock Purchase Plan, and the 2013 Omnibus Incentive Plan.

(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three years.

Performance Graph

The following graph compares the cumulative total stockholder return of the Corporation’s common stock with SNL’s Southeast Bank Index, SNL Bank $250M-$500M Index, the S&P 500 Index and the NASDAQ Composite Index. SNL’s Southeast Bank Index is a compilation of the total return to stockholders over the past five years of a group of 85 banks located in the southeastern states of Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The SNL Bank $250M-$500M Index is a compilation of the total return to stockholders over the past five years of a group of eight banks in the United States with assets between $250 million and $500 million. The comparison assumes $100 was invested January 1, 2011, and that all semi-annual and quarterly dividends were reinvested each period. The comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2010.

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Corporation’s Common Stock.

	Period Ending
Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Southwest Georgia Financial Corporation	100.00	117.35	142.06	180.55	205.84	265.00
SNL Bank $250M-$500M Index	100.00	124.13	168.55	192.33	220.05	276.11
SNL Southeast Bank Index	100.00	166.11	225.10	253.52	249.57	331.30
S&P 500 Index	100.00	116.00	153.57	174.60	177.01	198.18
NASDAQ Composite Index	100.00	117.45	164.57	188.84	201.98	219.89

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of mortgage banking, trust, retail brokerage and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, as well as Baker, Lowndes, Tift and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have five full service banking facilities, six automated teller machines, and a loan production office in Tifton, Georgia.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, about six years ago, we began expanding geographically in Valdosta, Georgia, with two full-service banking centers, a mortgage origination office, and most recently added a commercial banking center in August 2014. Continuing to expand our geographical footprint, in January 2016, a loan production office was opened in the neighboring community of Tifton, Georgia. We recently received regulatory approval to add a full-service branch in Tifton, Georgia.

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In 2016, noninterest income, at 20.4% of the Corporation’s total revenue, increased mostly due to gains on the sale of securities and increased income from insurance services when compared with 2015.

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

At the end of 2016, the Corporation’s nonperforming assets decreased to $373 thousand from $1.629 million at December 31, 2015, due to decreases of $1.3 million in nonaccrual loans which were partially offset by an increase of $45 thousand in foreclosed assets when compared to the end of 2015.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of December 31, 2016, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

For the year ended December 31, 2016, net income was $4.03 million, up $660 thousand from net income of $3.37 million for 2015. The improvement in net income was primarily due to a $1.67 million increase in net interest income after provision for loan losses. Interest income and fees on loans increased $2.10 million due to a $45.1 million increase in average loan volume. Also, positively impacting our net income was a $199 thousand increase in noninterest income compared to 2015. Partially offsetting these improvements in net earnings was an increase in salaries and employee benefits of $852 thousand due to investment in personnel for the expanding Valdosta and Tifton markets compared with the prior year. Interest expense also increased $295 thousand mainly due to increased average borrowings and higher interest rates on deposits. On a per share basis, we had a net income of $1.58 per diluted share for 2016 compared with a net income of $1.32 per diluted share for 2015.

For the year ended December 31, 2015, net income was $3.37 million, up $470 thousand from net income of $2.90 million for 2014. The improvement in net income was primarily due to a $943 thousand increase in net interest income after provision for loan losses. Interest income and fees on loans increased $560 thousand due to greater loan volume while interest expense declined $39 thousand due to lower interest paid on borrowings. Also, positively impacting our net income was a $189 thousand decrease in the provision for loan losses and lower salaries and employee benefits of $445 thousand compared to 2014. The decrease in salaries and employee benefits is a result of duties and responsibilities of retirees being absorbed by other personnel as well as a decrease in contributions to employee benefit plans. Partially offsetting these improvements in net earnings was declining income from mortgage banking services of $327 thousand as well as lower gains on sale of securities compared with 2014. On a per share basis, we had a net income of $1.32 per diluted share for 2015 compared with a net income of $1.14 per diluted share for 2014.

We measure our performance on selected key ratios, which are provided in the following table:

	2016	2015	2014
Return on average total assets	0.94%	0.85%	0.76%
Return on average stockholders’ equity	10.51%	9.38%	8.74%
Average stockholders’ equity to average total assets	8.90%	9.02%	8.70%
Net interest margin (tax equivalent)	4.14%	4.04%	3.99%

Net Interest Income

Net interest income after provision for loan losses increased $1.67 million, or 12.0%, to $15.64 million for 2016 when compared with 2015. Total interest income increased $2.0 million which more than offset an increase in total interest expense of $295 thousand. The Corporation recognized a $160 thousand provision for loan losses in 2016, a $19 thousand increase compared with $141 thousand in 2015. Interest income and fees on loans increased $2.1 million when compared with 2015 resulting from growth in average loans of $45.1 million. Interest on deposits in other banks also increased $41 thousand compared with the same period last year. Partially offsetting these increases in net interest income, interest paid on total borrowings increased by $156 thousand when compared with the prior year, and interest paid on deposits increased $139 thousand to $935 thousand at the end of 2016. The average rate paid on average time deposits of $80.2 million increased 11 basis points when compared with 2015. Also, decreases of $146 thousand in interest income on investment securities were mainly due to a decline in average investment securities volume of $11.1 million compared with 2015.

For the year 2015, net interest income after provision for loan losses increased $943 thousand, or 7.2%, to $13.97 million when compared with 2014. While total interest income increased $716 thousand, total interest expense decreased $39 thousand. The Corporation recognized a $141 thousand provision for loan losses in 2015, a $189 thousand decrease compared with $330 thousand in 2014. Interest income and fees on loans increased $560 thousand when compared with 2014 resulting from an average increase in loans of $12.6 million. Interest income on investment securities increased $146 thousand mainly due to an increase in overall yield of 9 basis points compared with 2014. Also contributing to the increase in net interest income, interest paid on total borrowings declined by $85 thousand when compared with 2014, and interest paid on deposits increased $46 thousand to $796 thousand at the end of 2014. The average rate paid on average time deposits of $76.8 million increased 5 basis points when compared with 2014.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin increased 10 basis points to 4.14% for 2016 when compared with 2015. The increase in net interest margin was primarily impacted by the large increase in loan volume. Net interest margin was 4.04% for 2015, a 5 basis point increase from 3.99% in 2014.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

	2016		2015		2014
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$1,086	(3.1)%	$1,121	(12.1)%	$1,275	(0.2)%
Income from trust services	210	(14.3)	245	1.7	241	5.7
Income from retail brokerage services	342	(18.8)	421	12.0	376	11.2
Income from insurance services	1,478	7.7	1,373	3.7	1,324	(0.3)
Income from mortgage banking services	354	11.3	318	(50.7)	645	(31.4)
Gain on the sale or disposition of assets	38	72.7	22	(75.3)	89	230.9
Gain on the sale of securities	169	NM	4	(98.6)	293	(6.1)
Other income	782	3.4	756	1.7	743	1.1

Total noninterest income	$4,459	4.7%	$4,260	(14.6)%	$4,986	(2.1)%

 *NM = not meaningful

For 2016, noninterest income was $4.46 million, up from $4.26 million in the same period of 2015. The increase was primarily attributed to a $169 thousand gain on the sale of securities compared with a $4 thousand gain in 2015. Also, income from insurance services and mortgage banking services increased $105 thousand and $36 thousand, respectfully, when compared with last year. These increases were partially offset by decreases in income from retail brokerage services, trust services and service charges on deposit accounts of $79 thousand, $35 thousand, and $35 thousand, respectfully, when compared with 2015.

For 2015, noninterest income was $4.26 million, down from $4.99 million in the same period of 2014. The decrease was primarily attributed to a $327 thousand decrease in income from mortgage banking services. Also, net gains on the sale of securities, service charges on deposit accounts, and net gains on the sale or disposition of assets were less than 2014 by $290 thousand, $153 thousand and $66 thousand, respectfully, when compared with 2014. These decreases were partially offset by increases in income from insurance, retail brokerage, and trust services of $49 thousand, $45 thousand, and $4 thousand, respectfully, when compared with 2014.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

	2016		2015		2014
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$8,766	10.8%	$7,914	(5.3)%	$8,359	(1.1)%
Occupancy expense	1,140	1.7	1,121	5.7	1,061	3.5
Equipment expense	861	(6.7)	923	3.0	896	(0.7)
Data processing expense	1,368	11.8	1,224	8.3	1,130	3.0
Amortization of intangible assets	16	0.0	16	(64.4)	45	(79.2)
Other operating expenses	2,763	(2.4)	2,832	(1.6)	2,879	8.6

Total noninterest expense	$14,914	6.3%	$14,030	(2.4)%	$14,370	0.2%

Noninterest expense increased $884 thousand to $14.91 million in 2016 compared with the same period in 2015. Salaries and employee benefits increased $852 thousand when compared with 2015 as a result of new personnel in our Valdosta and Tifton markets as well as new staff needed in connection with the upcoming retirement of critical staff. Data processing and occupancy expense also increased $144 thousand and $19 thousand, respectively, compared with 2015. Partially offsetting these increases were decreases in other operating and equipment expense of $69 thousand and $62 thousand, respectively, compared with 2015.

For 2015, noninterest expense decreased $340 thousand to $14.03 million in 2015 compared with the same period in 2014. Salaries and employee benefits, other operating, and amortization of intangible assets decreased $445 thousand, $48 thousand, and $29 thousand, respectively, when compared with 2014. The decrease in salaries and employee benefits is a result of duties and responsibilities of retirees being absorbed by other personnel as well as a decrease in contribution to the employee benefit plan. Partially offsetting these decreases were increases in data processing, occupancy, and equipment expense of $95 thousand, $60 thousand and $27 thousand, respectively, compared with 2014.

The efficiency ratio, (noninterest expense divided by total noninterest income plus tax equivalent net interest income), a measure of productivity, decreased to 70.6% for 2016 when compared with 73.0% and 75.4% for the years 2015 and 2014, respectively. The improvement in the efficiency ratio for 2016 resulted from growth in interest income which more than offset the increase in noninterest expense compared with 2015. The improvement in the efficiency ratio for 2015 resulted from growth in interest income while noninterest expense declined when compared with 2014.

Federal Income Tax Expense

The Corporation had an expense of $1.15 million for federal income taxes in 2016 compared with an expense of $827 thousand in 2015 and $740 thousand for the year ending December 31, 2014. These amounts resulted in an effective tax rate of 22.2%, 19.7%, and 20.3%, for 2016, 2015, and 2014, respectively. See Note 10 of the Corporation’s Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

Total average assets increased $32.5 million to $431.1 million in 2016 compared with 2015. The increase in total average assets is primarily attributable to an increase in average loans of $45.1 million partially offset by a decrease in average investment securities of $11.1 million. The Corporation’s earning assets, which include loans, investment securities, certificates of deposit with other banks and interest-bearing deposits with banks, averaged $402.1 million in 2016, a 9% increase from $369.9 million in 2015. The average volume for total deposits increased $21.9 million mostly due to an increase in non-interest bearing deposits of $15.2 million compared with the prior year. For 2016, average earning assets were comprised of 69% loans, 26% investment securities, and 5% deposit balances with banks. The ratio of average earning assets to average total assets increased to 93.3% for 2016 compared with 92.8% for 2015.

Loans

Loans are one of the Corporation’s largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2016, average net loans represented 69% of average earning assets and 64% of average total assets.

The composition of the Corporation’s loan portfolio at December 31, 2016, 2015, and 2014 was as follows:

	2016		2015		2014
	(Dollars in thousands)
Category	Amount	% Change	Amount	% Change	Amount	% Change

Commercial, financial, and agricultural	$70,999	22.1%	$58,173	21.5%	$47,861	9.6%
Real estate:
Construction	25,999	31.1	19,831	61.8	12,257	(22.7)
Commercial	91,733	6.9	85,777	11.5	76,916	(2.3)
Residential	83,271	22.5	67,969	(1.9)	69,305	7.6
Agricultural	16,580	6.2	15,620	4.2	14,996	19.0
Consumer & other	3,961	15.3	3,435	11.1	3,091	(10.9)
Total loans	$292,543	16.6	$250,805	11.8	$224,426	2.6
Unearned interest and discount	(19)	0.0	(19)	(26.9)	(26)	0.0
Allowance for loan losses	(3,124)	3.0	(3,032)	(2.6)	(3,114)	(1.2)
Net loans	$289,400	16.8%	$247,754	11.9%	$221,286	2.6%

Total year-end balances of loans increased $41.6 million while average total loans increased $45.1 million in 2016 compared with 2015. All real estate loan categories as well as commercial, financial and agricultural, and consumer loans experienced growth in 2016. The ratio of total loans to total deposits at year end increased to 78.7% in 2016 compared with 73.9% in 2015. The loan portfolio mix at year-end 2016 consisted of 8.9% loans secured by construction real estate, 31.4% loans secured by commercial real estate, 28.4% of loans secured by residential real estate, and 5.7% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 24.3% and installment loans to individuals for consumer purposes of 1.3%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation’s loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2016.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on non-accruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $3.124 million, or 1.1% of total loans outstanding, as of December 31, 2016. This level represented a $92 thousand increase from the corresponding 2015 year-end amount, which was 1.2% of total loans outstanding.

There was a provision for loan losses of $160 thousand in 2016 compared with a provision for loan losses of $141 thousand in 2015. See Part I, Item 1, “Table 4 – Loan Portfolio” of the Guide 3 for details of the changes in the allowance for loan losses.

Investment Securities

The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income for excess liquidity that is not needed for loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment. The Corporation’s investment securities represent 24.5% of our assets and 53% of the portfolio includes largely state, county and municipal securities. Also, the portfolio includes 38% of U.S. government agency securities, 6% of U.S. government sponsored pass-thru residential mortgage-backed securities, 2% of corporate notes, and 1% of U.S. government treasury securities.

The following table summarizes the contractual maturity of investment securities at their carrying values as of December 31, 2016:

Amounts Maturing In:	Securities Available for Sale	Securities Held to Maturity	Total
	(Dollars in thousands)
One year or less	$0	$7,940	$7,940
After one through five years	10,304	26,537	36,841
After five through ten years	39,508	15,179	54,687
After ten years	3,641	4,947	8,588
Total debt investment securities	53,453	54,603	108,056
Equity securities	112	0	112
Total investment securities	$53,565	$54,603	$108,168

At year-end 2016, the total investment portfolio decreased to $108.2 million, down $4.2 million, compared with $112.4 million at year-end 2015. The decrease was mainly due to calls and maturities of $14.1 million of municipal securities and U.S. government agency securities as well as residential mortgage-backed securities principal paydowns of $2.2 million. Additionally, we sold $11.9 million of available for sale U.S. government agency securities and residential mortgage-backed securities and $577 thousand of held to maturity residential mortgage-backed securities resulting in a net gain of $144 thousand and $25 thousand, respectively. These small lots of held to maturity mortgage-backed securities sold were paid down by over 85% of face value. Partially offsetting these calls, maturities and sales were purchases of $25.6 million of U.S. government agency securities and municipal securities.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, other-than-temporarily impaired preferred stock, and property acquired by foreclosure. The level of nonperforming assets decreased $1.3 million at year-end 2016 compared with year-end 2015 due to a decrease of $1.3 million in nonaccrual loans. Partially offsetting this decrease was an increase of $45 thousand in foreclosed assets. Nonperforming assets were approximately $373 thousand, or 0.08% of total assets as of December 31, 2016, compared with $1.629 million or 0.39% of total assets at year-end 2015.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2016, average deposits increased from $331.1 million in 2015 to $353.0 million. This average deposit growth occurred primarily in noninterest bearing deposits. As of December 31, 2016, the Corporation’s balance of certificates of deposit of $100,000 or more increased to $43.2 million from $25.2 million at the end of 2015.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2016, the Corporation borrowed $6 million in principal reducing credit advances, $3 million in fixed rate credit advances, repaid $3 million of the fixed-rate advances, and made an annual installment payments of $7.6 million on two principal reducing credit advances from the Federal Home Loan Bank. During 2017, we expect to make annual installment payments totaling $8.4 million on principal reducing credit advances. Total long-term advances with the Federal Home Loan Bank were $26.0 million at December 31, 2016. Two of these advances totaling $10 million have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Corporation intends to pay off these advances at the conversion dates. Details on the Federal Home Loan Bank advances are presented in Notes 7 and 8 to the financial statements.

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

The Consolidated Statement of Cash Flows details the Corporation’s cash flows from operating, investing, and financing activities. During 2016, operating and financing activities provided cash flows of $35.0 million, while investing activities used $39.6 million resulting in a decrease in cash and cash equivalents balances of $4.6 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Bank’s deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 88.4% of total deposits on December 31, 2016, compared with 92.6% in 2015.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss. The Bank had $7.9 million of investment securities maturing within one year or less on December 31, 2016, which represented 7.4% of the investment debt securities portfolio. Also, the Bank has $4.6 million of U.S. government agency securities callable at the option of the issuer within one year and approximately $1.5 million of expected annual cash flow in principal reductions from payments of mortgage-backed securities. In 2016, $9.6 million of our callable U.S. government agency securities were called and $3.0 million were called in 2015. We have reinvested these proceeds from called investment securities in new loans and new investment securities. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations.

Contractual Obligations

The chart below shows the Corporation’s contractual obligations and its scheduled future cash payments under those obligations as of December 31, 2016.

The majority of the Corporation’s outstanding contractual obligations are long-term debt. The remaining contractual are comprised of purchase obligations for data processing services and a rental agreement for our loan production office in Tifton, Georgia. We have no capital lease obligations.

	Payments Due by Period
	(Dollars in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$26,029	$0	$18,429	$5,029	$2,571
Operating leases	36	21	10	5	0
Total contractual obligations	$26,065	$21	$18,439	$5,034	$2,571

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

Financial instruments whose contract amounts represent credit risk:	2016	2015
	(Dollars in thousands)
Commitments to extend credit	$34,031	$24,780
Standby letters of credit	$2,660	$960

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 8.90% in 2016 and 9.02% in 2015. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. The Basel III Capital Rules set forth changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based ratios. The new risk weightings are more punitive for assets held by banks that are deemed to be of higher risk. The minimum capital level requirements applicable to the Bank under the Basel III Capital Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a Total risk-based capital ratio of 8%; and (iv) Tier 1 leverage ratio of 4%. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments. At year-end 2016, we were well in excess of the minimum requirements under the guidelines with a common equity Tier 1 capital ratio of 13.03%, Tier I risk-based capital ratio of 13.03%, Total risk-based capital ratio of 14.04%, and a leverage ratio of 8.87%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios at December 31, 2016 and 2015 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

	Southwest Georgia Financial Corporation		Southwest Georgia Bank
Risk Based Capital Ratios	2016	2015	2016	2015	Minimum Regulatory Guidelines	Minimum For Well Capitalized

Common Equity Tier 1	13.03%	14.07%	12.47%	12.99%	5.13%	≥ 6.50%
Tier I capital	13.03%	14.07%	12.47%	12.99%	6.63%	≥ 8.00%
Total risk-based capital	14.04%	15.22%	13.48%	14.14%	8.63%	≥ 10.00%
Leverage	8.87%	9.13%	8.49%	8.43%	4.00%	≥ 5.00%

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2016. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

March 31, 2017

TJS Deemer Dana LLP

tjsdd.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Southwest Georgia Financial Corporation

We have audited the accompanying consolidated balance sheets of Southwest Georgia Financial Corporation and subsidiary as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southwest Georgia Financial Corporation and subsidiary as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

TJS Deemer Dana LLP

Dublin, Georgia
March 31, 2017

1004 Hillcrest Parkway
Dublin, GA 31021
PHONE: 478.272.2030
FAX: 478.272.3318

2905 Premiere Parkway
Suite 100
Duluth, GA 30097
PHONE: 770.498.1400
FAX: 770.498.1419

118 Park of Commerce Drive
Suite 200
Savannah, GA 31405
PHONE: 912.238.1001
FAX: 912.238.1701

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

	2016	2015
ASSETS

Cash and due from banks	$7,700,522	$6,156,818
Interest-bearing deposits in other banks	18,819,394	24,923,455
Cash and cash equivalents	26,519,916	31,080,273

Certificates of deposit in other banks	0	245,000
Investment securities available for sale, at fair value	53,565,503	51,476,411
Investment securities to be held to maturity (fair value
approximates $55,123,073 and $62,198,699)	54,602,535	60,888,804
Federal Home Loan Bank stock, at cost	1,874,200	1,869,200
Loans, net of allowance for loan losses of $3,124,611 and $3,032,242	289,399,625	247,754,093
Premises and equipment, net	11,209,285	11,157,444
Bank property held for sale	211,500	0
Foreclosed assets, net	126,713	81,750
Intangible assets	35,156	50,781
Bank owned life insurance	5,356,683	5,231,393
Other assets	5,600,114	5,020,321

Total assets	$448,501,230	$414,855,470

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities:
Deposits:
NOW accounts	$47,420,335	$25,382,480
Money market	95,658,654	108,226,017
Savings	29,006,734	27,720,845
Certificates of deposit $100,000 and over	43,234,832	25,189,020
Other time accounts	39,524,168	50,728,148

Total interest-bearing deposits	254,844,723	237,246,510
Noninterest-bearing deposits	116,648,264	101,769,333

Total deposits	371,492,987	339,015,843

Short-term borrowed funds	8,447,619	7,590,476
Long-term debt	26,028,571	28,476,190
Other liabilities	4,109,719	3,675,271

Total liabilities	410,078,896	378,757,780

Stockholders’ equity:
Common stock – $1 par value, 5,000,000 shares
authorized, 4,293,835 shares for 2016 and 2015 issued	4,293,835	4,293,835
Additional paid-in capital	31,701,533	31,701,533
Retained earnings	30,333,410	27,369,480
Accumulated other comprehensive loss	(1,785,991)	(1,153,363)
Treasury stock, at cost 1,746,398 shares for 2016 and 1,745,998 for 2015	(26,120,453)	(26,113,795)

Total stockholders’ equity	38,422,334	36,097,690

Total liabilities and stockholders’ equity	$448,501,230	$414,855,470

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Interest income:
Interest and fees on loans	$14,796,649	$12,695,520	$12,135,221
Interest on debt securities: Taxable	1,170,259	1,345,549	1,366,591
Interest on debt securities: Tax-exempt	1,253,064	1,240,706	1,055,727
Dividends	89,840	72,619	69,343
Interest on deposits in other banks	103,244	62,138	51,995
Interest on certificates of deposit in other banks	52	11,795	33,327
Total interest income	17,413,108	15,428,327	14,712,204

Interest expense:
Deposits	935,291	795,850	749,854
Federal funds purchased	10	426	258
Other short-term borrowings	103,567	67,274	169,661
Long-term debt	573,225	453,258	435,686
Total interest expense	1,612,093	1,316,808	1,355,459

Net interest income	15,801,015	14,111,519	13,356,745

Provision for loan losses	160,000	141,300	330,000
Net interest income after provision
for loan losses	15,641,015	13,970,219	13,026,745

Noninterest income:
Service charges on deposit accounts	1,086,268	1,121,240	1,274,726
Income from trust services	209,755	245,279	241,131
Income from brokerage services	342,051	420,695	375,699
Income from insurance services	1,477,663	1,372,872	1,324,183
Income from mortgage banking services	354,627	317,970	645,241
Net gain on sale or disposition of assets	38,165	22,382	88,631
Net gain on sale of securities	168,919	3,587	293,508
Other income	781,811	756,152	743,319
Total noninterest income	4,459,259	4,260,177	4,986,438

Noninterest expense:
Salaries and employee benefits	8,765,865	7,914,155	8,359,019
Occupancy expense	1,140,600	1,120,940	1,060,822
Equipment expense	860,935	923,267	896,416
Data processing expense	1,367,569	1,224,177	1,129,617
Amortization of intangible assets	15,625	15,625	44,931
Other operating expenses	2,763,227	2,831,433	2,878,991
Total noninterest expenses	14,913,821	14,029,597	14,369,796

Income before income taxes	5,186,453	4,200,799	3,643,387
Provision for income taxes	1,152,476	827,164	739,557
Net income	$4,033,977	$3,373,635	$2,903,830

Basic earnings per share:
Net income	$1.58	$1.32	$1.14
Weighted average shares outstanding	2,547,778	2,547,837	2,547,837
Diluted earnings per share:
Net income	$1.58	$1.32	$1.14
Weighted average shares outstanding	2,547,778	2,547,837	2,547,837

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the years ended December 31, 2016, 2015, and 2014

	2016	2015	2014

Net income	$4,033,977	$3,373,635	$2,903,830
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	(704,188)	116,782	1,490,640
Reclassification adjustment for (gain) loss realized in income on securities available for sale	(144,034)	17,992	(293,508)
Unrealized gain (loss) on pension plan benefits	(110,306)	(1,032,035)	55,700
Federal income tax expense (benefit)	(325,900)	(305,069)	425,963
Other comprehensive income (loss), net of tax	(632,628)	(592,192)	826,869
Total comprehensive income	$3,401,349	$2,781,443	$3,730,699

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

for the years ended December 31, 2016, 2015, and 2014

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity
Balance at Dec. 31, 2013	$4,293,835	$31,701,533	$22,926,458	$(1,388,040)	$(26,113,795)	$31,419,991
Net Income	—	—	2,903,830	—	—	2,903,830
Comprehensive income:
Changes in net gain on securities available for sale	—	—	—	790,107	—	790,107
Changes in net gain on pension plan benefits	—	—	—	36,762	—	36,762
Cash dividend declared $.32 per share	—	—	(815,308)	—	—	(815,308)
Balance at Dec. 31, 2014	4,293,835	31,701,533	25,014,980	(561,171)	(26,113,795)	34,335,382
Net Income	—	—	3,373,635	—	—	3,373,635
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	88,951	—	88,951
Changes in net loss on pension plan benefits	—	—	—	(681,143)	—	(681,143)
Cash dividend declared $.40 per share	—	—	(1,019,135)	—	—	(1,019,135)
Balance at Dec. 31, 2015	4,293,835	31,701,533	27,369,480	(1,153,363)	(26,113,795)	36,097,690
Net Income	—	—	4,033,977	—	—	4,033,977
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(559,826)	—	(559,826)
Changes in net loss on pension plan benefits	—	—	—	(72,802)	—	(72,802)
Cash dividend declared $.42 per share	—	—	(1,070,047)	—	—	(1,070,047)
Purchase of treasury stock	—	—	—	—	(6,658)	(6,658)
Balance at Dec. 31, 2016	$4,293,835	$31,701,533	$30,333,410	$(1,785,991)	$(26,120,453)	$38,422,334

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Cash flows from operating activities:
Net income	$4,033,977	$3,373,635	$2,903,830
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	160,000	141,300	330,000
Depreciation	923,578	961,964	890,812
Net amortization of investment securities	309,185	307,861	324,209
Income on cash surrender value of bank owned life insurance	(125,290)	(147,601)	(123,784)
Amortization of intangibles	15,625	15,625	44,931
Gain on sale/writedown of foreclosed assets	0	(13,077)	(84,898)
Net gain on sale of securities	(168,919)	(3,587)	(293,508)
Net gain on disposal of other assets	(36,701)	(9,305)	(3,733)
Change in:
Other assets	(253,894)	52,322	640,249
Other liabilities	324,142	(208,670)	(213,747)
Net cash provided by operating activities	5,181,703	4,470,467	4,414,361

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	5,952,271	5,115,703	3,983,421
Proceeds from calls, paydowns and maturities of securities AFS	10,354,337	4,143,139	2,460,175
Proceeds from Federal Home Loan Bank Stock repurchase	413,700	141,600	1,115,000
Proceeds from sale of securities available for sale	11,933,634	4,044,500	2,208,318
Proceeds from sale of securities held to maturity	576,834	516,746	0
Proceeds from maturity of certificates of deposit in other banks	245,000	1,225,000	1,960,000
Purchase of securities held to maturity	(478,559)	(5,207,650)	(6,239,587)
Purchase of securities available for sale	(25,129,827)	(5,709,379)	(20,586,864)
Purchase of Federal Home Loan Bank Stock	(418,700)	(450,800)	(954,000)
Net change in loans	(41,850,494)	(26,517,707)	(6,362,332)
Proceeds from bank owned life insurance	0	30,011	0
Purchase of premises and equipment	(1,455,043)	(370,837)	(2,311,767)
Proceeds from sales of other assets	304,825	201,000	578,067
Net cash used by investing activities	(39,552,022)	(22,838,674)	(24,149,569)

Cash flows from financing activities:
Net change in deposits	32,477,143	29,042,251	(460,947)
Payment of short-term portion of long-term debt	(7,590,476)	(5,133,333)	(11,800,000)
Proceeds from issuance of short-term debt	857,143	2,457,143	0
Proceeds from issuance of long-term debt	5,142,857	11,542,857	10,000,000
Cash dividends paid	(1,070,047)	(1,019,135)	(815,308)
Payment for treasury stock	(6,658)	0	0
Net cash provided (used) by financing activities	29,809,962	36,889,783	(3,076,255)

Increase (decrease) in cash and cash equivalents	(4,560,357)	18,521,576	(22,811,463)
Cash and cash equivalents - beginning of period	31,080,273	12,558,697	35,370,160
Cash and cash equivalents - end of period	$26,519,916	$31,080,273	$12,558,697

Cash paid during the year for:
Income taxes	$964,000	$725,000	$255,000
Interest paid	$1,600,593	$1,314,156	$1,414,059

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	2016	2015	2014
NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$44,963	$241,980	$357,013
Unrealized gain (loss) on securities AFS	$(848,222)	$134,774	$1,197,132
Unrealized gain (loss) on pension plan benefits	$(110,306)	$(1,032,035)	$55,700
Net reclass between short and long-term debt	$7,590,476	$5,133,333	$5,133,333
Sale of foreclosed properties through loans	$0	$(334,000)	$0
Property moved from fixed assets to property held for sale	$211,500	$0	$0

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Southwest Georgia Financial Corporation (the “Corporation”) and its direct and indirect subsidiaries, including its wholly-owned banking subsidiary, Southwest Georgia Bank (the “Bank”), conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices within the banking industry. The following is a description of the more significant of those policies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its direct and indirect subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Nature of Operations

The Corporation offers comprehensive financial services to consumer, business, and governmental entity customers through its banking offices in southwest Georgia. Its primary deposit products are money market, NOW, savings and certificates of deposit, and its primary lending products are consumer and commercial mortgage loans. In addition to conventional banking services, the Corporation provides investment planning and management, trust management, mortgage banking, and commercial and individual insurance products. Insurance products and advice are provided by the Bank’s Southwest Georgia Insurance Services Division.

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in the counties of Colquitt, Baker, Worth, Lowndes and the surrounding counties of southwest Georgia. The Corporation has two full-service banking centers, a commercial banking center and a mortgage origination office in Valdosta, Georgia. The Corporation expanded its geographical footprint in to neighboring Tift County, Georgia, by opening a loan production office in January 2016.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $953,956 at December 31, 2016.

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

Bank Property Held for Sale

During 2016, the Bank’s former branch in Pavo, Georgia, was transferred from premises to bank property held for sale and depreciation was discontinued. The property was booked at the lower of cost or market value based on a current appraisal of $211,500. The Corporation has this property available for sale.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no allowance for foreclosed asset losses at December 31, 2016. Foreclosed assets totaled $126,713 at December 31, 2016, up from $81,750 at December 31, 2015.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At December 31, 2016 and 2015, the policies had a value of $5,356,683 and $5,231,393, respectively, and were 13.9% and 14.5%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

The Corporation recognizes penalties related to income tax matters in income tax expense.  The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax period ending December 31, 2014 and subsequent years.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2016, 2015, and 2014 were $173,595, $153,423, and $161,994, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum Tier 1 leverage, Tier 1 risk-based capital and Total risk-based capital ratios. In July 2013, the Board of Governors of the Federal Reserve System published the Basel III Capital Rules. These rules establish a comprehensive capital framework applicable to all depository institutions, certain bank holding companies with total consolidated assets below a certain threshold and all and savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities. These rules implement higher minimum capital requirements for banks and certain bank holding companies, include a new common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.

The Basel III Capital Rules became effective for the Bank on January 1, 2015, subject to a phase in period, but are not applicable to bank holding companies, like the Corporation, with less than $1 billion in total consolidated assets that meet certain criteria.

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

As of December 31, 2016, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since December 31, 2016, that management believes has changed the Bank’s status as “well-capitalized.” The capital ratios of the Corporation and Bank are presented in Footnote 15.

Recent Accounting Pronouncements

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets other than Inventory. This ASU eliminates the exception for all intra-entity sales of assets other than inventory. As a result, a reporting entity would recognize the tax expense from the sale of the asset in the seller’s tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer’s jurisdiction would also be recognized at the time of the transfer. For public business entities, this ASU is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods therein. The adoption of ASU No. 2016-16 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

2. INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized costs of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$977,967	$0	$15,817	$962,150
U.S. government agency securities	41,117,402	697,811	830,316	40,984,897
State and municipal securities	6,537,093	25,170	109,666	6,452,597
Residential mortgage-backed securities	2,454,282	76,284	1,252	2,529,314
Corporate notes	2,497,016	27,944	795	2,524,165

Total debt securities AFS	53,583,760	827,209	957,846	53,453,123
Equity securities	112,380	0	0	112,380
Total securities AFS	$53,696,140	$827,209	$957,846	$53,565,503

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government agency securities	$42,074,712	$782,567	$214,957	$42,642,322
State and municipal securities	2,573,844	33,840	0	2,607,684
Residential mortgage-backed securities	3,601,949	140,934	1,438	3,741,445
Corporate notes	2,496,320	0	23,360	2,472,960

Total debt securities AFS	50,746,825	957,341	239,755	51,464,411
Equity securities	12,000	0	0	12,000
Total securities AFS	$50,758,825	$957,341	$239,755	$51,476,411

Securities Held to Maturity:

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$50,435,624	$508,109	$117,077	$50,826,656
Residential mortgage-backed securities	4,166,911	129,506	0	4,296,417

Total securities HTM	$54,602,535	$637,615	$117,077	$55,123,073

December 31, 2015	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$54,775,093	$1,124,007	$41,153	$55,857,947
Residential mortgage-backed securities	6,113,711	227,041	0	6,340,752

Total securities HTM	$60,888,804	$1,351,048	$41,153	$62,198,699

At December 31, 2016, securities with a carrying value of $63,902,259 and a market value of $64,141,934 were pledged as collateral for public deposits and other purposes as required by law. Of these amounts, approximately $9,400,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2015, securities with a carrying value of $74,772,674 and a market value of $75,959,402 were pledged as collateral for public deposits and other purposes as required by law. At December 31, 2016 and 2015, we had both 1 – 4 family and multifamily mortgage loans pledged to secure Federal Home Loan Bank (“FHLB”) advances. The FHLB requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2016, this stock investment was $1,874,200.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation’s stockholders’ equity at December 31, 2016.

The amortized cost and estimated fair value of securities at December 31, 2016 and 2015, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

December 31, 2016
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	10,130,179	10,303,973
After five through ten years	39,818,677	39,507,820
After ten years	3,634,904	3,641,330

Total debt securities AFS	53,583,760	53,453,123
Equity securities	112,380	112,380
Total securities AFS	$53,696,140	$53,565,503

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$7,939,740	$7,941,397
After one through five years	26,537,314	26,786,525
After five through ten years	15,178,560	15,493,803
After ten years	4,946,921	4,901,348

Total securities HTM	$54,602,535	$55,123,073

December 31, 2015
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	22,374,572	22,310,228
After five through ten years	22,553,504	23,222,962
After ten years	5,818,749	5,931,221

Total debt securities AFS	50,746,825	51,464,411
Equity securities	12,000	12,000
Total securities AFS	$50,758,825	$51,476,411

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$3,956,629	$3,968,196
After one through five years	27,302,169	27,617,796
After five through ten years	21,412,080	22,253,863
After ten years	8,217,926	8,358,844

Total securities HTM	$60,888,804	$62,198,699

For the years ended December 31, 2016, 2015, and 2014, proceeds from sales of securities available for sale amounted to $11,933,634, $4,044,500, and $2,208,318, respectively. In 2016, $576,834 of securities held to maturity were sold. Reported net realized gains amounted to $168,919, $3,587, and $293,508, respectively. The net gain in 2016 was due to selling $11,933,634 in U. S. government agency securities and available for sale mortgage-backed securities and $576,834 in held to maturity mortgage-backed securities in order to provide liquidity and remove small lots of mortgage-backed securities. These small lots of held to maturity mortgage-backed securities sold were paid down by over 85% of face value. The net gain in 2015 was due to selling $4,044,500 in short-term U. S. government agency securities and $516,746 in mortgage-backed securities. In 2015, $516,746 of mortgage-backed securities held to maturity were sold. These small lots were paid down by over 85% of face value. The net gain in 2014 was due to the sale of $2,208,318 of small lots of mortgage-backed securities and the remaining government sponsored entity preferred stock.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2016	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$15,817	$962,150	$0	$0
U.S. government agency securities	830,316	19,330,575	0	0
State and municipal securities	109,666	4,676,685	0	0
Residential mortgage-backed securities	1,252	311,851	0	0
Corporate notes	0	0	795	499,205
Total debt securities available for sale	$957,051	$25,281,261	$795	$499,205

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$117,077	$16,162,203	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$117,077	$16,162,203	$0	$0

December 31, 2015	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government agency securities	$73,907	$11,885,323	$141,050	$5,858,950
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	1,438	441,997	0	0
Corporate notes	22,360	1,973,960	1,000	499,000
Total debt securities available for sale	$97,705	$14,301,280	$142,050	$6,357,950

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$26,435	$7,250,634	$14,718	$994,476
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$26,435	$7,250,634	$14,718	$994,476

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

At December 31, 2016, sixty nine debt securities had unrealized losses with aggregate depreciation of 2.50% from the Corporation’s amortized cost basis. At December 31, 2015, thirty seven debt securities had unrealized losses with aggregate depreciation of .96%. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation’s loan portfolio at December 31, 2016 and 2015 was as follows:

	2016	2015

Commercial, financial and agricultural loans	$70,999,423	$58,173,187
Real estate
Construction loans	25,999,295	19,831,070
Commercial mortgage loans	91,732,812	85,777,359
Residential loans	83,270,983	67,969,119
Agricultural loans	16,580,126	15,620,266
Consumer & other loans	3,960,492	3,434,380

Loans outstanding	292,543,131	250,805,381

Unearned interest and discount	(18,895)	(19,046)
Allowance for loan losses	(3,124,611)	(3,032,242)
Net loans	$289,399,625	$247,754,093

The Corporation’s only significant concentration of credit at December 31, 2016, occurred in real estate loans which totaled approximately $218 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

At December 31, 2016, $57,611,388 1-4 family and multifamily mortgage loans were pledged to FHLB to secure outstanding advances.

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

Loans placed on nonaccrual status amounted to $246,320 and $1,545,599 at December 31, 2016 and 2015, respectively. There were no past due loans over 90 days and still accruing at December 31, 2016 and one past due loan over ninety days and still accruing in the amount of $521 at December 31, 2015. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $476 and $40,346 as of year-end 2016 and 2015, respectively.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of December 31, 2016
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$1,264,998	$0	$1,264,998	$38,798	$69,695,627	$70,999,423
Real estate:
Construction loans	66,931	0	66,931	207,522	25,724,842	25,999,295
Commercial mortgage loans	1,268,405	0	1,268,405	0	90,464,407	91,732,812
Residential loans	1,376,671	0	1,376,671	0	81,894,312	83,270,983
Agricultural loans	0	0	0	0	16,580,126	16,580,126
Consumer & other loans	65,127	0	65,127	0	3,895,365	3,960,492

Total loans	$4,042,132	$0	$4,042,132	$246,320	$288,254,679	$292,543,131

	Age Analysis of Past Due Loans As of December 31, 2015
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$449,618	$521	$450,139	$0	$57,723,048	$58,173,187
Real estate:
Construction loans	121,694	0	121,694	0	19,709,376	19,831,070
Commercial mortgage loans	810,515	0	810,515	0	84,966,844	85,777,359
Residential loans	2,238,684	0	2,238,684	639,094	65,091,341	67,969,119
Agricultural loans	148,761	0	148,761	906,505	14,565,000	15,620,266
Consumer & other loans	84,342	0	84,342	0	3,350,038	3,434,380

Total loans	$3,853,614	$521	$3,854,135	$1,545,599	$245,405,647	$250,805,381

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

At December 31, 2016 and 2015, impaired loans amounted to $3,560,901 and $5,558,615, respectively. A reserve amount of $549,429 and $304,114, respectively, was recorded in the allowance for loan losses for these impaired loans as of December 31, 2016 and 2015.

The following tables present impaired loans, segregated by class of loans as of December 31, 2016 and 2015:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2016	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$102,086	$4,798	$97,288	$102,086	$12,021	$21,154	$2,464
Real estate:
Construction loans	247,015	126,215	0	126,215	0	168,432	12,691
Commercial mortgage loans	880,670	0	880,670	880,670	245,472	4,005,175	46,195
Residential loans	2,223,421	230,610	1,971,899	2,202,509	291,936	3,272,528	122,370
Agricultural loans	246,175	246,175	0	246,175	0	851,740	8,150
Consumer & other loans	3,246	3,246	0	3,246	0	6,501	201

Total loans	$3,702,613	$611,044	$2,949,857	$3,560,901	$549,429	$8,325,530	$192,071

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2015	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$0	$0	$0	$0	$0	$0	$0
Real estate:
Construction loans	193,524	72,724	0	72,724	0	133,693	15,049
Commercial mortgage loans	3,256,589	496,159	2,760,430	3,256,589	212,283	2,096,082	89,947
Residential loans	1,988,434	662,523	1,304,999	1,967,522	91,831	3,832,546	107,070
Agricultural loans	257,211	257,211	0	257,211	0	422,099	25,823
Consumer & other loans	4,569	4,569	0	4,569	0	0	0

Total loans	$5,700,327	$1,493,186	$4,065,429	$5,558,615	$304,114	$6,484,420	$237,889

For the period ending December 31, 2014, the average recorded investment for impaired loans was $4,279,301 and the interest income received during impairment was $251,495.

At December 31, 2016 and 2015, included in impaired loans were $914,378 and $2,290,411, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at December 31, 2016 and 2015, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of December 31, 2016 and 2015. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	December 31, 2016
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	4,853	0	1	4,853	0	0
Agricultural loans	906,279	0	3	906,279	0	0
Consumer & other loans	3,246	0	1	3,246	0	0
Total TDR’s	$914,378	$0	5	$914,378	0	$0

	December 31, 2015
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	2,280,466	0	1	2,280,466	0	0
Residential loans	5,376	0	1	5,376	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	4,569	0	1	4,569	0	0
Total TDR’s	$2,290,411	$0	3	$2,290,411	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at December 31, 2016 and 2015.

	December 31, 2016				December 31, 2015
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	5	914,378	0	0	3	2,290,411	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	5	$914,378	0	$0	3	$2,290,411	0	$0

As of December 31, 2016 and 2015, the Corporation had a balance of $914,378 and $2,290,411, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans as of December 31, 2016, and no charge-offs as of December 31, 2015. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0 and $130,441 at December 31, 2016 and 2015, respectively. The Corporation had no unfunded commitment to lend to a customer that has a troubled debt restructured loan as of December 31, 2016.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of December 31, 2016, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans at December 31, 2016 and 2015:

December 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$615,535	$0	$0	$24,963	$0	$395,765	$1,036,263
Grade 2- Above Avg.	0	0	0	7,172	289,561	10,195	306,928
Grade 3- Acceptable	28,049,484	7,456,101	24,383,326	29,654,781	8,899,344	1,343,547	99,786,583
Grade 4- Fair	40,358,471	18,402,769	62,023,892	48,747,687	6,306,754	2,182,145	178,021,718
Grade 5a- Watch	111,488	0	1,071,667	832,624	22,642	16,002	2,054,423
Grade 5b- OAEM	1,561,359	14,210	2,883,133	1,260,719	0	3,247	5,722,668
Grade 6- Substandard	214,862	126,215	1,370,794	2,743,037	1,061,825	9,591	5,526,324
Grade 7- Doubtful	88,224	0	0	0	0	0	88,224
Total loans	$70,999,423	$25,999,295	$91,732,812	$83,270,983	$16,580,126	$3,960,492	$292,543,131

December 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$731,270	$0	$0	$25,988	$0	$416,250	$1,173,508
Grade 2- Above Avg.	0	0	0	10,011	329,069	0	339,080
Grade 3- Acceptable	30,581,968	7,569,566	26,285,799	31,303,029	9,648,983	1,756,139	107,145,484
Grade 4- Fair	26,075,703	11,022,826	53,296,973	30,946,390	3,930,746	1,230,515	126,503,153
Grade 5a- Watch	217,295	1,097,222	4,791,317	1,263,077	638,402	5,999	8,013,312
Grade 5b- OAEM	560,678	0	523,596	1,233,611	0	13,802	2,331,687
Grade 6- Substandard	6,273	141,456	879,674	3,155,625	1,073,066	11,675	5,267,769
Grade 7- Doubtful	0	0	0	31,388	0	0	31,388
Total loans	$58,173,187	$19,831,070	$85,777,359	$67,969,119	$15,620,266	$3,434,380	$250,805,381

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

The ALL is calculated by the addition of the estimated loss derived from each of the above categories. The impaired loans and nonaccrual loans are analyzed on an individual basis to determine if the future collateral value is sufficient to support the outstanding debt of the loan. If an estimated loss is calculated, it is included in the estimated ALL until it is charged to the loan loss reserve. The calculation for loan risk graded 5b, 6, 7 or 8, other outstanding loans and other commitments to lend is based on assigning an estimated loss factor based on a twelve quarter rolling historical weighted average net loss rate. The estimated requirement for unallocated general reserves from migration and economic analysis is determined by considering (1) trends in asset quality, (2) level and trends in charge-off experience, (3) macroeconomic trends and conditions, (4) microeconomic trends and conditions and (5) risk profile of lending activities. Within each of these categories, a high risk factor percentage and a low risk factor percentage from a rating of excessive, high, moderate or low will be determined by management and applied to the loan portfolio. This results in a high and low range of the estimated reserves required. By adding the estimated high and low value from the migration and economic analysis to the estimated reserve from the loan portfolio, a high and low range of total estimated loss reserves is obtained. This amount is then compared to the actual amount in the loan loss reserve.

The calculation of ALL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

Changes in the allowance for loan losses are as follows:

	2016	2015	2014

Balance, January 1	$3,032,242	$3,114,151	$3,077,561
Provision charged to operations	160,000	141,300	330,000
Loans charged off	(116,006)	(319,200)	(341,377)
Recoveries	48,375	95,991	47,967

Balance, December 31	$3,124,611	$3,032,242	$3,114,151

The following tables detail activity in the ALL by class of loans for the years ended December 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Charge-offs	103,387	0	0	3,394	0	9,225	116,006
Recoveries	28,303	0	0	16,994	0	3,078	48,375
Net charge-offs	75,084	0	0	(13,600)	0	6,147	67,631
Provisions charged to operations	121,570	0	0	24,698	0	13,732	160,000
Balance at end of period, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Ending balance -
Individually evaluated for impairment	$12,021	$0	$245,472	$291,936	$0	$0	$549,429
Collectively evaluated for impairment	179,246	1,043,083	946,626	128,253	86,656	191,318	2,575,182
Balance at end of period	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Loans :
Ending balance -
Individually evaluated for impairment	$102,086	$126,215	$4,496,700	$2,281,439	$1,061,826	$3,246	$8,071,512
Collectively evaluated for impairment	70,897,337	25,873,080	87,236,112	80,989,544	15,518,300	3,957,246	284,471,619
Balance at end of period	$70,999,423	$25,999,295	$91,732,812	$83,270,983	$16,580,126	$3,960,492	$292,543,131

December 31, 2015	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2014	$299,850	$1,043,083	$1,192,098	$312,822	$86,656	$179,642	$3,114,151

Charge-offs	263,809	0	0	33,238	0	22,153	319,200
Recoveries	42,253	0	0	22,047	0	31,691	95,991
Net charge-offs	221,556	0	0	11,191	0	(9,538)	223,209
Provisions charged to operations	66,487	0	0	80,260	0	(5,447)	141,300
Balance at end of period, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Ending balance -
Individually evaluated for impairment	$0	$0	$212,283	$91,831	$0	$0	$304,114
Collectively evaluated for impairment	144,781	1,043,083	979,815	290,060	86,656	183,733	2,728,128
Balance at end of period	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Loans :
Ending balance -
Individually evaluated for impairment	$0	$1,012,831	$5,414,491	$2,896,953	$1,682,207	$4,569	$11,011,051
Collectively evaluated for impairment	58,173,187	18,818,239	80,362,868	65,072,166	13,938,059	3,429,811	239,794,330
Balance at end of period	$58,173,187	$19,831,070	$85,777,359	$67,969,119	$15,620,266	$3,434,380	$250,805,381

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	Year Ended December 31,
	2016	2015	2014

Allowance for loss on impaired loans	$549,429	$304,114	$478,814
Recorded balance of impaired loans	$3,560,901	$5,558,615	$4,126,957

4. PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2016 and 2015, are as follows:

	2016	2015
Land	$3,866,891	$3,089,352
Building	12,512,392	13,396,340
Furniture and equipment	8,846,887	9,006,056
Construction in process	162,231	0
	25,388,401	25,491,748
Less accumulated depreciation	(14,179,116)	(14,334,304)

Total	$11,209,285	$11,157,444

Depreciation of premises and equipment was $923,578, $961,964, and $890,812 in 2016, 2015, and 2014, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, Summary of Significant Accounting Policies.

A building is being leased for a loan production office opened in Tifton, Georgia, in January 2016. Land has been purchased for a full-service banking center in Tifton, Georgia, and construction is expected to begin by second quarter 2017.

5. INTANGIBLE ASSETS

The following table lists the Corporation’s account relationship intangible assets at December 31, 2016 and 2015. These assets have less than three years of remaining amortization.

	2016	2015
Amortizing intangible assets
Account relationships	$35,156	$50,781

Total intangible assets	$35,156	$50,781

The intangible assets’ carrying amount, accumulated amortization and amortization expense for December 31, 2016, and the three succeeding fiscal years are as follows:

	2016	2017	2018	2019
Amortizing intangible assets

Account relationships
Gross carrying amount	$125,000	$125,000	$125,000	$125,000
Accumulated amortization	89,844	105,469	121,094	125,000
Net carrying amount	$35,156	$19,531	$3,906	$0

Amortization expense	$15,625	$15,625	$15,625	$3,906

6. DEPOSITS

At December 31, 2016, the scheduled maturities of certificates of deposit are as follows:

Amount

2017	$69,571,788
2018	11,512,646
2019	1,348,802
2020	301,975
2021 and thereafter	23,789

Total	$82,759,000

The amount of overdraft deposits reclassified as loans were $55,586 and $62,216 for the years ended December 31, 2016 and 2015, respectively. There are 32 certificates of deposit totaling $11,581,144 that are above the FDIC insurance limit of $250,000.

7. SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2016, the Corporation did not have any federal funds purchased. The Corporation had approximately $95,000,000 in unused federal funds accommodations at year-end 2016. Other short-term borrowed funds consist of FHLB advances of $8,447,619 with interest at 1.28% as of December 31, 2016, and $7,590,476 with interest at 1.22% as of December 31, 2015. The Corporation maintains a line of credit with the Federal Reserve Bank’s Discount Window. The maximum amount that can be borrowed is dependent upon the amount of unpledged securities held by the Corporation as the amount of borrowings must be fully secured.

Information concerning federal funds purchased and FHLB short-term advances are summarized as follows:

	2016	2015

Average balance during the year	$8,119,161	$7,028,679
Average interest rate during the year	1.28%	0.96%

Maximum month-end balance during the year	$10,590,476	$10,133,333

8. LONG-TERM DEBT

Long-term debt at December 31, 2016 and 2015, consisted of the following:

	2016	2015
Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	$5,000,000	$5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000

Advance from FHLB with 1.43% fixed rate of interest with annual installment payments maturing September 4, 2018.	1,800,000	3,600,000

Advance from FHLB with 0.89% fixed rate of interest with annual installment payments maturing July 24, 2017.	0	3,333,333

Advance from FHLB with 1.25% fixed rate of interest with annual installment payments maturing September 30, 2020.	4,800,000	6,400,000

Advance from FHLB with 1.94% fixed rate of interest with annual installment payments maturing December 16, 2022.	4,285,714	5,142,857

Advance from FHLB with 1.42% fixed rate of interest with annual installment payments maturing August 30, 2023.	5,142,857	0

Total long-term debt	$26,028,571	$28,476,190

The advances from FHLB are collateralized by the pledging of a combination of 1-4 family residential mortgages, multifamily loans, and investment securities. At December 31, 2016, 1-4 family residential mortgage loans and multifamily loans with a lendable collateral value of $57,611,388 were pledged to secure these advances. In 2015, the advances were secured by 1-4 family residential mortgage loans and multifamily loans with a lendable collateral value of $44,138,262. The amount of FHLB Stock held is based on membership and level of FHLB advances. At year end 2016 and 2015, the amount of stock held that is based on membership was $372,500 and $336,300, respectively, and the amount of stock held that is based on the level of FHLB advances was $1,501,700 and $1,532,900, respectively. At December 31, 2016, the Corporation had approximately $77,500,000 of unused lines of credit with the FHLB.

The following are maturities of long-term debt for the next five years. At December 31, 2016, there was no floating rate long-term debt; however, two of these advances have convertible call features. Two advances totaling $10,000,000 have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Bank intends to pay off these advances at the conversion dates. The Bank has the ability to hold this debt until conversion and the means of repayment.

Due in:	Fixed Rate Amount
2017	$0
2018*	15,114,286
2019	3,314,286
2020	3,314,286
2021	1,714,285
Later years	2,571,428

Total long-term debt	$26,028,571

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

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2016, 2015, and 2014, is presented below.

	2016	2015	2014
Change in Benefit Obligation
Benefit obligation at beginning of year	$13,885,378	$13,322,751	$13,308,069
Service cost	0	0	0
Interest cost	764,323	714,604	727,305
Amendments	0	0	0
Settlement	(841,941)	0	0
Benefits paid	(1,131,148)	(1,079,912)	(1,020,747)
Other – net	472,947	927,935	308,124
Benefit obligation at end of year	$13,149,559	$13,885,378	$13,322,751

Change in Plan Assets
Fair value of plan assets at beginning of year	$11,420,270	$11,889,678	$11,819,296
Actual return on plan assets	576,964	110,504	485,129
Employer contribution	550,000	500,000	606,000
Benefits paid	(1,973,089)	(1,079,912)	(1,020,747)
Fair value of plan assets at end of year	$10,574,145	$11,420,270	$11,889,678

	2016	2015	2014

Funded status	$(2,575,414)	$(2,465,108)	$(1,433,073)
Unrecognized net actuarial (gain)/loss	0	0	0
Unrecognized prior service cost	0	0	0
Pension liability included in other liabilities	$(2,575,414)	$(2,465,108)	$(1,433,073)

Accumulated benefit obligation	$13,149,559	$13,885,378	$13,322,751

Amount recognized in consolidated balance sheet consist of the following:	2016	2015	2014
Accrued Pension	$2,575,414	$2,465,108	$1,433,073

Deferred tax assets	$875,641	$838,137	$487,245
Accumulated other comprehensive income	1,699,773	1,626,971	945,828
Total	$2,575,414	$2,465,108	$1,433,073

Components of Pension Cost	2016	2015	2014
Service cost	$0	$0	$0
Interest cost on benefit obligation	764,323	714,604	727,305
Expected return on plan assets	(775,423)	(928,160)	(932,417)
Other - net	657,260	448,707	471,185
Net periodic pension cost	646,160	235,151	266,073
Partial recognition of loss due to settlement	426,599	0	0
Total	$1,072,759	$235,151	$266,073

Other changes in plan assets and benefit obligations recognized in comprehensive income:

	2016	2015	2014
Net loss (gain)	$110,306	$1,032,035	$(55,700)
Prior service costs	0	0	0
Total recognized in other comprehensive income (loss)	110,306	1,032,035	(55,700)
Net periodic pension cost	646,160	235,151	266,073
Partial recognition of loss due to settlement	426,599	0	0
Total recognized in net periodic pension cost and other comprehensive income	$1,183,065	$1,267,186	$210,373

After adopting ASC Topic 960, Employer’s Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans, and freezing its pension retirement plan, the Corporation increased the accrued liability by $110,306 in 2016 and $1,032,035 in 2015. Also, changes were made to other comprehensive income (loss) of $(72,802) for 2016 and $(681,143) for 2015 on a pre-tax basis. During 2016, the fair value of the plan assets decreased $846,125.

At December 31, 2016, the plan assets included cash and cash equivalents, certificates of deposits with banks, U.S. government agency securities, corporate notes, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2016 and 2015 respectively were:

	2016	2015
Weighted-Average Assumptions as of December 31
Discount rate	5.70%	5.75%
Rate of compensation increase	N/A	N/A

For the years ended December 31, 2016, 2015, and 2014, the assumptions used to determine net periodic pension costs are as follows:

	2016	2015	2014

Discount rate	5.75%	5.60%	5.70%
Expected return on plan assets	7.00%	8.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

The Corporation’s pension plan investment objective is both security and long-term stability, with moderate growth. The investment strategies and policies employed provide for investments, other than “fixed-dollar” investments, to prevent erosion by inflation. Sufficient funds are held in a liquid nature (money market, short-term securities) to allow for the payment of plan benefits and expenses, without subjecting the funds to loss upon liquidation. In an effort to provide a higher return with lower risk, the fund assets are allocated between stocks, fixed income securities, and cash equivalents. All plan investments and transactions are in compliance with ERISA and any other law applicable to employee benefit plans. The targeted investment portfolio is allocated up to 33% in equities, 50% to 90% in fixed-income investments, and up to 20% in cash equivalent investments. All the Corporation’s equity investments are in mutual funds with a Morningstar rating of 3 or higher, have at least $300 million in investments, and have been in existence 5 years or more. Fixed income securities include issues of the U.S. government and its agencies and corporate notes. Any corporate note purchased has a rating (by Standard & Poor’s or Moody’s) of “A” or better. The average maturity of the fixed income portion of the portfolio does not exceed 10 years.

Pension Asset Allocation and Fair Value Measurement as of December 31

	2016			2015
	Fair Value	Level 1%		Fair Value	Level 1%
Investment at fair value as determined by quoted market price:
Equity	$3,955,631	$3,955,631	38%	$3,236,166	$3,236,166	28%
Fixed income	2,670,663	2,670,663	25%	4,268,825	4,268,825	37%
Total	$6,626,294	$6,626,294	63%	$7,504,991	$7,504,991	65%

Investment as estimated fair value:
Certificates of deposit	$3,514,182	$3,514,182	33%	$3,257,418	$3,257,418	29%
Cash and cash equivalent	433,669	433,669	4%	657,861	657,861	6%
Total	$3,947,851	$3,947,851	37%	$3,915,279	$3,915,279	35%

Total	$10,574,145	$10,574,145	100%	$11,420,270	$11,420,270	100%

All of the pension plan’s investments were reported as Level 1 assets and received Level 1 fair value measurement.

ASC Topic 820, Fair Value Measurements and Disclosures, establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy consists of three broad levels: Level 1 inputs consist of unadjusted quoted prices in active markets for identical assets and have the highest priority, and Level 3 inputs have the lowest priority. These levels are:

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

Estimated Contributions

The Corporation expects to contribute $500,000 to its pension plan in 2017.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2017	$1,186,000
2018	1,163,000
2019	1,137,000
2020	1,108,000
2021	1,081,000
Years 2022 – 2026	5,157,000

The estimated amortization amount for 2017 is a net loss of $521,477, no prior service cost or credit, and no net transition asset or obligation.

Southwest Georgia Bank 401(K) Plan

In place of the Corporation’s frozen defined pension retirement plan, the Corporation offers its employees a 401(K) Plan. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a “safe–harbor” plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. The Corporation matched the employee participants for the first four percent of salary contributing to the plan $186,253, $188,338, and $202,233 for the years ended December 31, 2016, 2015, and 2014, respectively.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (the “ESOP”) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The annual amount of the contribution is determined by taking into consideration the financial conditions, profitability, and fiscal requirements of the Corporation. There were contributions of $400,000, $294,642, and $321,000 for the years ended December 31, 2016, 2015, and 2014, respectively. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2016, the ESOP holds 262,104 shares of the Corporation’s outstanding common stock. All 249,991 released shares are allocated to the participants. The 12,113 unreleased shares are pledged as collateral for an $185,000 long-term debt incurred from repurchasing participants’ shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation’s outstanding shares and earnings per share computation.

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

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $900 monthly of salary or directors’ fees and receive corporate common stock with an aggregate value of two times their contribution. The expense incurred during 2016, 2015, and 2014 on the part of the Corporation totaled $290,573, $282,600, and $287,150, respectively.

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

	2016	2015	2014
Number of stock options granted	0	0	0
Average fair value of stock options granted	0	0	0
Number of option shares exercisable	0	1,000	2,500
Average price of stock options exercisable	$0.00	$19.95	$21.21

A summary of the status of the Corporation’s Option Plan as of December 31, 2016, 2015 and 2014, and the changes in stock options during the years are presented below:

	No. of Shares	Average Price
Outstanding at December 31, 2013	10,900	$ 20.19
Granted	0	0
Expired	(8,400)	19.89
Exercised	0	0
Outstanding at December 31, 2014	2,500	$ 21.21
Granted	0	0
Expired	(1,500)	22.05
Exercised	0	0
Outstanding at December 31, 2015	1,000	$ 19.95
Granted	0	0
Expired	(1,000)	19.95
Exercised	0	0
Outstanding at December 31, 2016	0	$ 0.00

As of December 31, 2016, all stock options had expired.

Dividend Reinvestment and Share Purchase Plan

The Corporation maintains a dividend reinvestment and share purchase plan. The purpose of the plan is to provide stockholders of record of the Corporation’s common stock, who elect to participate in the plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant’s price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE MKT LLC on the dividend payable date or other purchase date. During the years ended December 31, 2016, 2015, and 2014, shares issued through the plan were 6,955, 6,702, and 6,503, respectively, at an average price of $15.92, $14.73, and $13.70, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

Equity Incentive Award

The Corporation has a 2013 Omnibus Incentive Plan (the “Incentive Plan”) that was approved by our shareholders at the Corporation’s 2014 Annual Meeting. The Incentive Plan was established to attract, retain and motivate the Corporation’s employees, consultants, advisors and directors, to promote the success of our business by linking their personal interests to those of our shareholders and to encourage stock ownership on the part of management. Under the Incentive Plan, the Corporation may issue a maximum aggregate amount of 125,000 shares of common stock pursuant to (i) stock options, which includes incentive stock options and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) incentive awards, (vi) other stock-based awards and (vii) dividend equivalents. The Corporation may also grant cash-based awards under the Incentive Plan. The Corporation did not grant any equity incentive awards during 2016 or 2015.

10. INCOME TAXES

Components of income tax expense for 2016, 2015, and 2014 are as follows:

	2016	2015	2014

Current expense (benefit)	$1,163,230	$900,543	$435,943
Deferred taxes (benefit)	(10,754)	(73,379)	303,614

Total income taxes	$1,152,476	$827,164	$739,557

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

	2016		2015		2014
	Amount	%	Amount	%	Amount	%
Taxes at statutory income tax rate	$1,763,394	34.0	$1,428,272	34.0	$1,238,752	34.0
Reductions in taxes resulting from exempt income	(547,556)	(10.6)	(540,861)	(12.9)	(454,779)	(12.5)
Other timing differences	(63,362)	(1.2)	(60,247)	(1.4)	(44,416)	(1.2)

Total income taxes	$1,152,476	22.2	$827,164	19.7	$739,557	20.3

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2016, 2015, and 2014 are summarized as follows:

	2016	2015	2014

Nonqualified retirement plan	$0	$(7,229)	$0
Deferred gain on covered transaction	498	(24,154)	0
Nonaccrual loan interest	32,157	(34,104)	0
Foreclosed assets expenses	(3,413)	(4,577)	74,130
Bad debt expense in excess of tax	(31,405)	27,850	(12,441)
Realized impairment gain on equity securities	0	13,233	163,625
Accretion of discounted bonds	33,187	26,370	20,058
Gain on disposition of discounted bonds	(23,059)	(3,503)	(2,470)
Book and tax depreciation difference	(18,719)	(67,265)	60,712

Total deferred taxes	$(10,754)	$(73,379)	$303,614

	December 31
	2016	2015
Deferred tax assets:
Nonaccrual loan interest	$1,947	$34,104
Deferred gain on covered transaction	23,657	24,154
Alternative minimum tax	434,920	564,920
Foreclosed assets expenses	9,618	6,205
Intangible asset amortization	298,699	298,699
Bad debt expense in excess of tax	1,062,364	1,030,959
Realized loss on other-than-temporarily impaired equity securities	214,353	214,353
Nonqualified retirement plan	0	0
Pension plan	875,641	838,137
Total deferred tax assets	2,921,199	3,011,531
Deferred tax liabilities:
Accretion on bonds and gain on discounted bonds	69,133	59,005
Book and tax depreciation difference	243,593	262,312
Unrealized gain (loss) on securities available for sale	(44,416)	243,979
Total deferred tax liabilities	268,310	565,296

Net deferred tax assets	$2,652,889	$2,446,235

11. RELATED PARTY TRANSACTIONS

The ESOP held 262,104 shares of the Corporation’s stock as of December 31, 2016, of which 12,113 shares have been pledged. In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $1,431,000 and $1,209,000 at December 31, 2016 and 2015, respectively. During 2016, approximately $2,311,000 of such loans were made, and repayments totaled approximately $2,217,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2016 or 2015. Also, during 2016 and 2015, directors and executive officers had approximately $2,941,000 and $2,586,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

	Dec. 31, 2016	Dec. 31, 2015
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$34,031,164	$24,780,028
Standby letters of credit and financial guarantees	$2,660,000	$960,000

The Corporation’s operating leases are comprised of purchase obligations for data processing services and a rental agreement for our loan production office in Tifton, Georgia. We have no capital lease obligations. The following table shows scheduled future cash payments under those obligations as of December 31, 2016.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$36,192	$20,748	$10,296	$5,148	$0

Rental expenses were $15,600, $1,300, and $0 for the years ended December 31, 2016, 2015, and 2014, respectively.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2016 and 2015.

December 31, 2016	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$0	$962,150	$0	$962,150
U.S. government agency securities	0	40,984,897	0	40,984,897
State and municipal securities	0	6,452,597	0	6,452,597
Residential mortgage-backed securities	0	2,529,314	0	2,529,314
Corporate notes	0	2,524,165	0	2,524,165
Equity securities	0	112,380	0	112,380
Total	$0	$53,565,503	$0	$53,565,503

December 31, 2015	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government agency securities	$0	$42,642,322	$0	$42,642,322
State and municipal securities	0	2,607,684	0	2,607,684
Residential mortgage-backed securities	0	3,741,445	0	3,741,445
Corporate notes	0	2,472,960	0	2,472,960
Equity securities	0	12,000	0	12,000
Total	$0	$51,476,411	$0	$51,476,411

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2016 and 2015.

December 31, 2016	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$126,713	$126,713
Impaired loans	0	0	3,011,472	3,011,472
Total assets at fair value	$0	$0	$3,138,185	$3,138,185

December 31, 2015	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$81,750	$81,750
Impaired loans	0	0	5,254,501	5,254,501
Total assets at fair value	$0	$0	$5,336,251	$5,336,251

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2016 and 2015, are as follows:

		Estimated Fair Value
December 31, 2016	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$26,520	$26,520	$0	$0	$26,520
Certificates of deposit in other banks	0	0	0	0	0
Investment securities available for sale	53,566	0	53,566	0	53,566
Investment securities held to maturity	54,603	0	55,123	0	55,123
Federal Home Loan Bank stock	1,874	0	1,874	0	1,874
Loans, net	289,400	0	286,869	3,011	289,880
Liabilities:
Deposits	371,493	0	371,793	0	371,793
Federal Home Loan Bank advances	34,476	0	34,337	0	34,337

		Estimated Fair Value
December 31, 2015	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$31,080	$31,080	$0	$0	$31,080
Certificates of deposit in other banks	245	245	0	0	245
Investment securities available for sale	51,476	0	51,476	0	51,476
Investment securities held to maturity	60,889	0	62,199	0	62,199
Federal Home Loan Bank stock	1,869	0	1,869	0	1,869
Loans, net	247,754	0	243,460	5,255	248,715
Liabilities:
Deposits	339,016	0	339,337	0	339,337
Federal Home Loan Bank advances	36,067	0	35,964	0	35,964

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

14. SUPPLEMENTAL FINANCIAL DATA

Components of other income and other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

	Years Ended December 31
	2016	2015	2014
Income:
Bank card interchange fees	$506,506	$487,933	$466,455
Expense:
Other professional fees	$202,267	$230,920	$232,159
Director & board committee fees	$328,919	$336,458	$349,597
FDIC insurance assessment	$201,605	$240,223	$234,555
Administrative expense – employee benefit plans	$231,311	$224,021	$207,299

15. STOCKHOLDERS’ EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its stockholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2016, approximately $2,049,022 of the Bank’s net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2016, the Bank had a total reserve requirement of $5,367,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total, Common Equity Tier I, and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2016 and 2015, the Corporation and the Bank meets all capital adequacy requirements to which they are subject.

As of December 31, 2016, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Common Equity Tier I risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. Under the Basel III rules, the Bank must hold a capital conservation buffer above the minimum regulatory risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2016 is 0.625%. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015, are also presented in the table.

As a result of regulatory limitations at December 31, 2016, approximately $34,563,138 of the parent company’s investments in net assets of the subsidiary bank of $36,612,160, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation’s and the Bank’s ratios under the above rules at December 31, 2016 and 2015, are set forth in the following tables. The Corporation’s leverage ratio at December 31, 2016, was 8.87%.

As of December 31, 2016	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Common equity Tier 1 (to risk-weighted assets)	$40,187,232	13.03%	$13,878,302	>5.13%	N/A*	N/A*
Total capital (to risk-weighted assets)	$43,311,843	14.04%	$24,672,536	>8.63%	N/A*	N/A*
Tier I capital (to risk-weighted assets)	$40,187,232	13.03%	$18,504,402	>6.63%	N/A*	N/A*
Leverage (tier I capital to average assets)	$40,187,232	8.87%	$18,113,752	>4.00%	N/A*	N/A*

Southwest Georgia Bank
Common equity Tier 1 (to risk- weighted assets)	$38,377,058	12.47%	$13,848,917	>5.13%	$20,003,991	> 6.50%
Total capital (to risk-weighted assets)	$41,501,669	13.49%	$24,620,297	>8.63%	$30,775,371	>10.00%
Tier I capital (to risk-weighted assets)	$38,377,058	12.47%	$18,465,223	>6.63%	$24,620,297	> 8.00%
Leverage (tier I capital to average assets)	$38,377,058	8.49%	$18,077,111	>4.00%	$22,596,389	> 5.00%

As of December 31, 2015	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Common equity Tier 1 (to risk-weighted assets)	$37,230,740	14.07%	$11,907,692	>4.50%	N/A*	N/A*
Total capital (to risk-weighted assets)	$40,262,982	15.22%	$21,169,230	>8.00%	N/A*	N/A*
Tier I capital (to risk-weighted assets)	$37,230,740	14.07%	$15,876,922	>6.00%	N/A*	N/A*
Leverage (tier I capital to average assets)	$37,230,740	9.13%	$16,316,153	>4.00%	N/A*	N/A*

Southwest Georgia Bank
Common equity Tier 1 (to risk-weighted assets)	$34,279,795	12.99%	$11,874,310	>4.50%	$17,151,781	> 6.50%
Total capital (to risk-weighted assets)	$37,312,037	14.14%	$21,109,884	>8.00%	$26,387,355	>10.00%
Tier I capital (to risk-weighted assets)	$34,279,795	12.99%	$15,832,413	>6.00%	$21,109,884	> 8.00%
Leverage (tier I capital to average assets)	$34,279,795	8.43%	$16,274,473	>4.00%	$20,343,091	> 5.00%

*N/A - As of December 31, 2016, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

16. PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation’s condensed balance sheets as of December 31, 2016 and 2015, and its related condensed statements of operations and cash flows for the years ended are as follows:

Condensed Balance Sheets

as of December 31, 2016 and 2015

(Dollars in thousands)

	2016	2015
ASSETS
Cash	$940	$1,919
Investment in consolidated wholly-owned bank
subsidiary, at equity	36,612	33,147
Loans	185	363
Other assets	685	669

Total assets	$38,422	$36,098

LIABILITIES AND STOCKHOLDERS’ EQUITY

Total liabilities	$0	$0

Stockholders’ equity:
Common stock, $1 par value, 5,000,000 shares
authorized, 4,293,835 shares for 2016 and 2015 issued	4,294	4,294
Additional paid-in capital	31,701	31,701
Retained earnings	30,334	27,370
Accumulated other comprehensive loss	(1,786)	(1,153)
Treasury stock, at cost, 1,746,398 for 2016
and 1,745,998 for 2015	(26,121)	(26,114)

Total stockholders’ equity	38,422	36,098

Total liabilities and stockholders’ equity	$38,422	$36,098

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Income and Expense

for the years ended December 31, 2016, 2015, and 2014

(Dollars in thousands)

	2016	2015	2014

Income:
Dividend received from bank subsidiary	$0	$2,685	$1,000
Interest income	23	12	10

Total income	23	2,697	1,010

Expenses:
Other	178	141	166

Income before income taxes and equity in
Undistributed income of bank subsidiary	(155)	2,556	844

Income tax benefit – allocated from
consolidated return	(91)	(87)	(88)

Income before equity in undistributed
income of subsidiary	(64)	2,643	932

Equity in undistributed income of subsidiary	4,098	731	1,972

Net income	4,034	3,374	2,904

Retained earnings – beginning of year	27,370	25,015	22,926

Cash dividend declared	(1,070)	(1,019)	(815)

Retained earnings – end of year	$30,334	$27,370	$25,015

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Cash Flows

for the years ended December 31, 2016, 2015, and 2014

(Dollars in thousands)

	2016	2015	2014

Cash flow from operating activities:
Net income	$4,034	$3,374	$2,904
Adjustments to reconcile net income to net
cash used by operating activities:
Equity in undistributed earnings of
Subsidiary	(4,098)	(731)	(1,972)
Changes in:
Other assets	(16)	(34)	(68)

Net cash provided (used) for operating activities	(80)	2,609	864

Cash flow from investing activities:
Net change in loans	178	(347)	4

Net cash provided (used) for investing
activities	178	(347)	4

Cash flow from financing activities:
Cash dividend paid to stockholders	(1,070)	(1,019)	(815)
Payment to repurchase common stock	(7)	0	0

Net cash used for financing activities	(1,077)	(1,019)	(815)

Increase (decrease) in cash	(979)	1,243	53

Cash – beginning of year	1,919	676	623

Cash – end of year	$940	$1,919	$676

17. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

	Year Ended December 31, 2016
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$4,033,977	2,547,778	$1.58
Diluted earnings per share:
Net income	$4,033,977	2,547,778	$1.58

	Year Ended December 31, 2015
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$3,373,635	2,547,837	$1.32
Diluted earnings per share:
Net income	$3,373,635	2,547,837	$1.32

	Year Ended December 31, 2014
	Income	Weighted Average Shares	Per Share Amount

Basic earnings per share:
Net income	$2,903,830	2,547,837	$1.14
Diluted earnings per share:
Net income	$2,903,830	2,547,837	$1.14

18. QUARTERLY DATA

SOUTHWEST GEORGIA FINANCIAL CORPORATION
QUARTERLY DATA
(UNAUDITED)
(Dollars in thousands)

	For the Year 2016
	Fourth	Third	Second	First
Interest and dividend income	$4,449	$4,408	$4,287	$4,269
Interest expense	431	412	394	375
Net interest income	4,018	3,996	3,893	3,894
Provision for loan losses	45	45	40	30
Net interest income after provision for loan losses	3,973	3,951	3,853	3,864
Noninterest income	1,076	1,060	1,097	1,226
Noninterest expenses	3,767	3,739	3,680	3,728
Income before income taxes	1,282	1,272	1,270	1,362
Provision for income taxes	280	299	259	314
Net income	$1,002	$973	$1,011	$1,048
Earnings per share of common stock:
Basic	$.39	$.38	$.40	$.41
Diluted	$.39	$.38	$.40	$.41

	For the Year 2015
	Fourth	Third	Second	First
Interest and dividend income	$3,946	$3,889	$3,898	$3,695
Interest expense	353	325	324	315
Net interest income	3,593	3,564	3,574	3,380
Provision for loan losses	0	51	45	45
Net interest income after provision for loan losses	3,593	3,513	3,529	3,335
Noninterest income	1,046	1,008	1,045	1,161
Noninterest expenses	3,590	3,459	3,493	3,487
Income before income taxes	1,049	1,062	1,081	1,009
Provision for income taxes	206	205	216	200
Net income	$843	$857	$865	$809
Earnings per share of common stock:
Basic	$.33	$.33	$.34	$.32
Diluted	$.33	$.33	$.34	$.32

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

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2016, 2015, and 2014, are as follows:

Segment Reporting

For the year ended December 31, 2016

	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$13,837	0	0	1,940	0	24	$15,801
Net intersegment interest
income (expense)	1,671	11	(6)	(1,676)	0	0	0
Net Interest Income	15,508	11	(6)	264	0	24	15,801

Provision for Loan Losses	160	0	0	0	0	0	160

Noninterest Income (expense)
external customers	2,316	1,477	584	80	0	2	4,459
Intersegment noninterest
income (expense)	(11)	11	32	0	(32)	0	0
Total Noninterest Income	2,305	1,488	616	80	(32)	2	4,459

Noninterest Expenses:
Depreciation	738	30	23	57	0	76	924
Amortization of intangibles	0	16	0	0	0	0	16
Other Noninterest expenses	9,260	1,184	585	737	0	2,208	13,974
Total Noninterest expenses	9,998	1,230	608	794	0	2,284	14,914

Pre-tax Income	7,655	269	2	(450)	(32)	(2,258)	5,186

Provision for Income Taxes	1,794	61	(7)	(107)	0	(589)	1,152

Net Income	$5,861	208	9	(343)	(32)	(1,669)	$4,034

Assets	$507,538	1,414	199	148,099	(209,619)	870	$448,501

Expenditures for Fixed Assets	$1,409	15	11	20	0	0	$1,455

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$24
Noninterest Income:
Executive office miscellaneous income	2
Noninterest Expenses:
Parent Company corporate expenses	178
Executive office expenses not
allocated to segments	2,106
Provison for Income taxes:
Parent Company income taxes (benefit)	(91)
Executive office income taxes not
allocated to segments	(498)
Net Income:	$(1,669)

Segment assets:
Parent Company assets, after
intercompany elimination	$870

Segment Reporting

For the year ended December 31, 2015

	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$11,888	0	0	2,212	0	12	$14,112
Net intersegment interest
income (expense)	1,901	6	(5)	(1,902)	0	0	0
Net Interest Income	13,789	6	(5)	310	0	12	14,112

Provision for Loan Losses	141	0	0	0	0	0	141

Noninterest Income (expense)
external customers	2,110	1,371	700	78	0	1	4,260
Intersegment noninterest
income (expense)	(6)	6	35	0	(35)	0	0
Total Noninterest Income	2,104	1,377	735	78	(35)	1	4,260

Noninterest Expenses:
Depreciation	767	31	23	66	0	75	962
Amortization of intangibles	0	16	0	0	0	0	16
Other Noninterest expenses	8,492	1,203	717	687	0	1,953	13,052
Total Noninterest expenses	9,259	1,250	740	753	0	2,028	14,030

Pre-tax Income	6,493	133	(10)	(365)	(35)	(2,015)	4,201

Provision for Income Taxes	1,390	28	(10)	(81)	0	(500)	827

Net Income	$5,103	105	0	(284)	(35)	(1,515)	$3,374

Assets	$453,406	1,287	175	149,830	(190,875)	1,032	$414,855

Expenditures for Fixed Assets	$353	14	0	4	0	0	$371

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$12
Noninterest Income:
Executive office miscellaneous income	1
Noninterest Expenses:
Parent Company corporate expenses	141
Executive office expenses not
allocated to segments	1,887
Provison for Income taxes:
Parent Company income taxes (benefit)	(87)
Executive office income taxes not
allocated to segments	(413)
Net Income:	$(1,515)

Segment assets:
Parent Company assets, after
intercompany elimination	$1,032

Segment Reporting

For the year ended December 31, 2014

	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$11,376	0	0	1,972	0	9	$13,357
Net intersegment interest
income (expense)	1,662	4	(5)	(1,661)	0	0	0
Net Interest Income	13,038	4	(5)	311	0	9	13,357

Provision for Loan Losses	330	0	0	0	0	0	330

Noninterest Income (expense)
external customers	2,782	1,316	651	234	0	3	4,986
Intersegment noninterest
income (expense)	(4)	4	35	0	(35)	0	0
Total Noninterest Income	2,778	1,320	686	234	(35)	3	4,986

Noninterest Expenses:
Depreciation	698	31	21	66	0	75	891
Amortization of intangibles	28	16	1	0	0	0	45
Other Noninterest expenses	8,854	1,231	666	656	0	2,027	13,434
Total Noninterest expenses	9,580	1,278	688	722	0	2,102	14,370

Pre-tax Income	5,906	46	(7)	(177)	(35)	(2,090)	3,643

Provision for Income Taxes	1,304	10	(10)	(40)	0	(525)	739

Net Income	$4,602	36	3	(137)	(35)	(1,565)	$2,904

Assets	$404,679	1,411	219	139,175	(171,855)	651	$374,280

Expenditures for Fixed Assets	$2,162	28	1	121	0	0	$2,312

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$9
Noninterest Income:
Executive office miscellaneous income	3
Noninterest Expenses:
Parent Company corporate expenses	166
Executive office expenses not
allocated to segments	1,936
Provison for Income taxes:
Parent Company income taxes (benefit)	(88)
Executive office income taxes not
allocated to segments	(437)
Net Income:	$(1,565)

Segment assets:
Parent Company assets, after
intercompany elimination	$651

20. SUBSEQUENT EVENTS

The Corporation performed an evaluation of subsequent events through March 31, 2017, the date upon which the Corporation’s financial statements were available for issue. The Corporation has not evaluated subsequent events after this date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Chief Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2016. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, is included in Item 8 of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading “Information About Nominees For Director” and “Compliance with Section 16(a) of the Exchange Act” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 23, 2017, to be filed with the SEC, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 23, 2017, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 23, 2017, to be filed with the SEC, and the information contained in Item 5 hereof under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the heading “Certain Relationships and Related Party Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 23, 2017, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Information Concerning the Corporation’s Accountants” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 23, 2017, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended
December 31, 2016, 2015, and 2014 are included in Part II, Item 8 herein:

	(i)	Report of Independent Auditors

	(ii)	Consolidated Balance Sheets – December 31, 2016 and 2015

	(iii)	Consolidated Statements of Income – Years ended December 31, 2016, 2015, and 2014

	(iv)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2016, 2015, and 2014

	(v)	Consolidated Statements of Changes in Stockholders’ Equity – Years ended December 31, 2016, 2015, and 2014

	(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2016, 2015, and 2014

	(vii)	Notes to Consolidated Financial Statements – December 31, 2016

(b)		Financial Statement Schedules

All applicable financial statement schedules required have been included in the Notes to the Consolidated
Financial Statements.

(c)		Exhibits:

The exhibits filed as part of this registration statement are as follows:

Exhibit Number	Description Of Exhibit

3.1	Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit 3.1 to the Corporation’s Form 10-KSB dated December 31, 1996, previously filed with the SEC and incorporated herein by reference).

3.2	Bylaws of the Corporation, as amended (included as Exhibit 3.2 to the Corporation’s Form 10-KSB dated December 31, 1995, previously filed with the SEC and incorporated herein by reference).

10.1	Form of Directors’ Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation’s Form S-18 dated January 23, 1990, previously filed with the SEC and incorporated herein by reference).*

10.2	Directors and Executive Officers Stock Purchase Plan of the Corporation dated August 22, 2012 (included as Exhibit 4 to the Corporation’s Form S-8 dated October 11, 2012, previously filed with the SEC and incorporated herein by reference).*

10.3	Amendment No. 1 to Directors and Executive Officers Stock Purchase Plan of the Corporation dated March 23, 2016.*

10.4	Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation’s Form 10-KSB dated December 31, 1994, previously filed with the SEC and incorporated herein by reference).*

10.5	Trust under the Corporation’s Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.6	Dividend Reinvestment and Share Purchases Plan of the Corporation, as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation’s Form S-3DPOS dated September 30, 1998, previously filed with the SEC and incorporated herein by reference).

10.7	Key Individual Stock Option Plan of the Corporation dated March 19, 1997 (included as Exhibit 10.9 to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.8	Employment Agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation’s Form S-4 dated January 6, 2004, previously filed with the SEC and incorporated herein by reference).*

10.9	2013 Omnibus Incentive Plan of the Corporation dated December 18, 2013 (included as Appendix I to the Corporation’s Proxy Statement dated April 17, 2014, previously filed with the SEC and incorporated herein by reference).*

10.10	Employee Stock Ownership Plan and Trust of the Corporation, as restated effective as of January 1, 2014.*

10.11	Southwest Georgia Bank 401(k) Plan, as restated effective as of January 1, 2015.*

10.12	Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2015; amended effective as of December 1, 2016.*

14	Code of Ethical Conduct dated February 27, 2008 (included as Exhibit 14 to the Corporation’s Form 8-K dated February 27, 2008, previously filed with the SEC and incorporated herein by reference).

21	Subsidiaries of the Corporation (included as Exhibit 21 to the Corporation’s Form 10-K dated December 31, 2002, previously filed with the SEC, incorporated herein by reference).

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwest Georgia Financial Corporation
(Corporation)

Date: March 31, 2017	By:	/s/ DeWitt Drew
DEWITT DREW
President and Chief Executive Officer

Date: March 31, 2017		/s/ George R. Kirkland
GEORGE R. KIRKLAND
Executive Vice President, Chief
Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ Michael J. McLean	Date: March 31, 2017
MICHAEL J. MCLEAN Chairman

/s/ Richard L. Moss	Date: March 31, 2017
RICHARD L. MOSS Vice Chairman

/s/ Cecil H. Barber	Date: March 31, 2017
CECIL H. BARBER Director

/s/ John J. Cole, Jr.	Date: March 31, 2017
JOHN J. COLE, JR. Director

/s/ Roy Reeves	Date: March 31, 2017
ROY REEVES Director

/s/ Johnny R. Slocumb	Date: March 31, 2017
JOHNNY R. SLOCUMB Director

/s/ M. Lane Wear	Date: March 31, 2017
M. LANE WEAR Director

/s/ Marcus R. Wells	Date: March 31, 2017
MARCUS R. WELLS Director

Exhibit Index

Exhibit Number	Description of Exhibit

10.3	Amendment No. 1 to Directors and Executive Officers Stock Purchase Plan of the Corporation dated March 23, 2016.

10.10	Employee Stock Ownership Plan and Trust of the Corporation, as restated effective as of January 1, 2014.

10.11	Southwest Georgia Bank 401(k) Plan, as restated effective as of January 1, 2015.

10.12	Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2015; amended effective as of December 1, 2016.

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Chief Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Chief Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

