Form 10-Q
period 2017-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2017-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At March 31, 2017
Common Stock, $1 Par Value	2,547,437

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2017

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – March 31, 2017 (unaudited) and
	December 31, 2016 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	ended March 31, 2017 and 2016.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months ended March 31, 2017 and 2016.	4

d.	Consolidated statements of cash flows (unaudited) for the three months
	ended March 31, 2017 and 2016.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	39

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	39

SIGNATURE		40

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2017 and December 31, 2016
	(Unaudited)	(Audited)
	March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$7,133,341	$7,700,522
Interest-bearing deposits in other banks	18,106,238	18,819,394
Cash and cash equivalents	25,239,579	26,519,916

Certificates of deposit in other banks	1,235,000	0

Investment securities available for sale, at fair value	59,691,911	53,565,503
Investment securities held to maturity (fair value
approximates $53,437,710 and $55,123,073)	52,698,128	54,602,535
Federal Home Loan Bank stock, at cost	1,904,700	1,874,200
Total investment securities	114,294,739	110,042,238

Loans	310,724,906	292,543,131
Less: Unearned income	(17,773)	(18,895)
Allowance for loan losses	(3,161,834)	(3,124,611)
Loans, net	307,545,299	289,399,625

Premises and equipment, net	11,260,054	11,209,285
Bank property held for sale	211,500	211,500
Foreclosed assets, net	126,713	126,713
Intangible assets	31,250	35,156
Bank owned life insurance	5,389,945	5,356,683
Other assets	5,563,028	5,600,114

Total assets	$470,897,107	$448,501,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$38,164,337	$47,420,335
Money Market	114,701,682	95,658,654
Savings	30,189,626	29,006,734
Certificates of deposit $100,000 and over	41,340,805	43,234,832
Other time accounts	39,890,453	39,524,168
Total interest-bearing deposits	264,286,903	254,844,723
Noninterest-bearing deposits	128,719,653	116,648,264
Total deposits	393,006,556	371,492,987

Short-term borrowed funds	8,447,619	8,447,619
Long-term debt	26,028,571	26,028,571
Other liabilities	4,110,886	4,109,719
Total liabilities	431,593,632	410,078,896

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	31,118,496	30,333,410
Accumulated other comprehensive loss	(1,689,936)	(1,785,991)
Treasury stock, at cost 1,746,398 shares for 2017
and 2016	(26,120,453)	(26,120,453)
Total stockholders' equity	39,303,475	38,422,334

Total liabilities and stockholders' equity	$470,897,107	$448,501,230

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2017	2016
Interest income:
Interest and fees on loans	$3,785,083	$3,575,133
Interest on taxable securities available for sale	288,698	282,526
Interest on taxable securities held to maturity	36,941	50,515
Interest on tax exempt securities	316,018	316,256
Dividends	23,718	22,450
Interest on deposits in other banks	50,229	22,193
Interest on certificates of deposit in other banks	1,352	52
Total interest income	4,502,039	4,269,125

Interest expense:
Interest on deposits	271,675	207,738
Interest on federal funds purchased	2	3
Interest on other short-term borrowings	26,102	23,318
Interest on long-term debt	137,868	144,270
Total interest expense	435,647	375,329
Net interest income	4,066,392	3,893,796
Provision for loan losses	75,000	30,000
Net interest income after provision for loan losses	3,991,392	3,863,796

Noninterest income:
Service charges on deposit accounts	269,724	276,310
Income from trust services	54,412	52,098
Income from retail brokerage services	88,532	80,548
Income from insurance services	433,046	472,180
Income from mortgage banking services	72,355	90,521
Net gain on sale or disposition of assets	366	366
Net gain on sale of securities	124,211	27,906
Other income	240,580	226,518
Total noninterest income	1,283,226	1,226,447

Noninterest expense:
Salaries and employee benefits	2,298,156	2,176,286
Occupancy expense	278,638	288,324
Equipment expense	205,431	221,873
Data processing expense	386,763	343,136
Amortization of intangible assets	3,906	3,906
Other operating expenses	727,824	694,731
Total noninterest expenses	3,900,718	3,728,256
Income before income taxes	1,373,900	1,361,987
Provision for income taxes	308,596	314,342
Net income	$1,065,304	$1,047,645

Earnings per share of common stock:
Net income, basic	$0.42	$0.41
Net income, diluted	$0.42	$0.41
Dividends paid per share	$0.11	$0.10
Weighted average shares outstanding	2,547,437	2,547,837
Diluted average shares outstanding	2,547,437	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2017	2016

Net income	$1,065,304	$1,047,645
Other comprehensive income:
Unrealized holding gains on investment securities available for sale	269,749	957,828
Reclassification adjustment for gains realized in income	(124,211)	(3,021)
Less: Tax effect	49,483	324,634
Total other comprehensive income, net of tax	96,055	630,173
Total comprehensive income	$1,161,359	$1,677,818

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2017	2016
Cash flows from operating activities:
Net income	$1,065,304	$1,047,645
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	75,000	30,000
Depreciation	218,425	233,166
Net amortization of investment securities	103,941	37,715
Income on cash surrender value of bank owned life insurance	(33,262)	(31,731)
Amortization of intangibles	3,906	3,906
Net gain on sale of securities	(124,211)	(27,906)
Change in:
Other assets	(12,397)	(259,477)
Other liabilities	1,166	421,713
Net cash provided by operating activities	1,297,872	1,455,031

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	1,847,082	894,425
Proceeds from calls, paydowns and maturities of securities AFS	167,612	5,909,000
Proceeds from sale of securities available for sale	136,211	5,302,031
Proceeds from sale of securities held to maturity	0	576,834
Proceeds from maturities of certificates of deposit in other banks	0	245,000
Purchase of securities available for sale	(6,207,098)	0
Purchase of Federal Home Loan Bank Stock	(30,500)	(36,200)
Purchase of certificates of deposit in other banks	(1,235,000)	0
Net change in loans	(18,220,674)	(19,978,000)
Purchase of premises and equipment	(269,194)	(220,926)
Net cash used by investing activities	(23,811,561)	(7,307,836)

Cash flows from financing activities:
Net change in deposits	21,513,570	(7,611,170)
Cash dividends paid	(280,218)	(254,784)
Net cash provided (used) by financing activities	21,233,352	(7,865,954)

Increase in cash and cash equivalents	(1,280,337)	(13,718,759)
Cash and cash equivalents - beginning of period	26,519,916	31,080,273
Cash and cash equivalents - end of period	$25,239,579	$17,361,514

NONCASH ITEMS:
Unrealized gain on securities available for sale	145,538	954,807

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation’s 2016 Annual Report on Form 10K.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $935,036 at March 31, 2017.

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

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of two years.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At March 31, 2017 and 2016, the policies had a value of $5,389,945 and $5,263,124, respectively, and were 13.7% and 14.0%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $52,810 and $44,894 for the three month periods ended March 31, 2017 and 2016, respectively.

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

As of March 31, 2017, the Bank is considered to be well-capitalized under the Basel III Capital Rules.

Recent Accounting Pronouncements

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium. The premium on individual callable debt securities shall be amortized to the earliest call date. This guidance does not apply to securities for which prepayments are estimated on a large number of similar loans where prepayments are probable and reasonable estimable. The amendments in this update are effective for fiscal years beginning December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This update should be adopted on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption. The adoption of ASU 2017-08 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost to be presented with other employee compensation costs and other components of net periodic pension cost to be presented outside of any subtotal of operating income. This ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2017-07 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Rather, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Entities may early adopt the standard for goodwill impairment tests with measurement dates after January 1, 2017. The adoption of ASU 2017-04 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323), which incorporates into the FASB ASC recent SEC guidance about disclosing, under SEC Staff Accounting Bulletin, Topic 11.M, the effect on financial statements of adopting the revenue, leases, and credit losses standards. The effective date varies as each topic addressed in this ASU has its own effective date. The adoption of ASU 2017-03 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which provides a new framework for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption will be permitted and should apply it to transactions that have not been reported in financial statements that have been issued or made available for issuance. The adoption of ASU 2017-01 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, This ASU requires entities to include cash and cash equivalents that have restrictions on withdrawal or use in total cash and cash equivalents on the statement of cash flows. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption will be permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, adjustments should be reflected at the beginning of the fiscal year that includes that interim period. The adoption of ASU 2016-18 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016.

March 31, 2017	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$0	$966,020	$0	$966,020
U.S. government agency securities	0	47,018,234	0	47,018,234
State and municipal securities	0	6,696,861	0	6,696,861
Residential mortgage-backed securities	0	2,358,756	0	2,358,756
Corporate notes	0	2,551,660	0	2,551,660
Equity securities	0	100,380	0	100,380
Total	$0	$59,691,911	$0	$59,691,911

December 31, 2016	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$0	$962,150	$0	$962,150
U.S. government agency securities	0	40,984,897	0	40,984,897
State and municipal securities	0	6,452,597	0	6,452,597
Residential mortgage-backed securities	0	2,529,314	0	2,529,314
Corporate notes	0	2,524,165	0	2,524,165
Equity securities	0	112,380	0	112,380
Total	$0	$53,565,503	$0	$53,565,503

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2017, and December 31, 2016.

March 31, 2017	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$126,713	$126,713
Impaired loans	0	0	3,087,571	3,087,571
Total assets at fair value	$0	$0	$3,214,284	$3,214,284

December 31, 2016	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$126,713	$126,713
Impaired loans	0	0	3,011,472	3,011,472
Total assets at fair value	$0	$0	$3,138,185	$3,138,185

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2017, and December 31, 2016, are as follows:

		Estimated Fair Value
March 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$25,240	$25,240	$0	$0	$25,240
Certificates of deposit in other banks	1,235	1,235	0	0	1,235
Investment securities available for sale	59,692	0	59,692	0	59,692
Investment securities held to maturity	52,698	0	53,438	0	53,438
Federal Home Loan Bank stock	1,905	0	1,905	0	1,905
Loans, net	307,545	0	304,793	3,088	307,881
Liabilities:
Deposits	393,007	0	393,261	0	393,261
Federal Home Loan Bank advances	34,476	0	34,329	0	34,329

		Estimated Fair Value
December 31, 2016	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$26,520	$26,520	$0	$0	$26,520
Certificates of deposit in other banks	0	0	0	0	0
Investment securities available for sale	53,566	0	53,566	0	53,566
Investment securities held to maturity	54,603	0	55,123	0	55,123
Federal Home Loan Bank stock	1,874	0	1,874	0	1,874
Loans, net	289,400	0	286,869	3,011	289,880
Liabilities:
Deposits	371,493	0	371,793	0	371,793
Federal Home Loan Bank advances	34,476	0	34,337	0	34,337

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at March 31, 2017, and December 31, 2016, were as follows:

Securities Available For Sale:

March 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$978,464	$0	$12,444	$966,020
U.S. government agency securities	47,101,132	711,857	794,755	47,018,234
State and municipal securities	6,714,688	60,219	78,046	6,696,861
Residential mortgage-backed securities	2,285,093	75,315	1,652	2,358,756
Corporate notes	2,497,252	54,408	0	2,551,660

Total debt securities AFS	59,576,629	901,799	886,897	59,591,531
Equity securities	100,380	0	0	100,380
Total securities AFS	$59,677,009	$901,799	$886,897	$59,691,911

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$977,967	$0	$15,817	$962,150
U.S. government agency securities	41,117,402	697,811	830,316	40,984,897
State and municipal securities	6,537,093	25,170	109,666	6,452,597
Residential mortgage-backed securities	2,454,282	76,284	1,252	2,529,314
Corporate notes	2,497,016	27,944	795	2,524,165

Total debt securities AFS	53,583,760	827,209	957,846	53,453,123
Equity securities	112,380	0	0	112,380
Total securities AFS	$53,696,140	$827,209	$957,846	$53,565,503

Securities Held to Maturity:

March 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$48,807,037	$669,959	$56,376	$49,420,620
Residential mortgage-backed securities	3,891,091	125,999	0	4,017,090

Total securities HTM	$52,698,128	$795,958	$56,376	$53,437,710

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$50,435,624	$508,109	$117,077	$50,826,656
Residential mortgage-backed securities	4,166,911	129,506	0	4,296,417

Total securities HTM	$54,602,535	$637,615	$117,077	$55,123,073

The amortized cost and estimated fair value of securities at March 31, 2017, and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

March 31, 2017
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	14,054,162	14,268,498
After five through ten years	42,005,858	41,795,693
After ten years	3,516,609	3,527,340

Total debt securities AFS	59,576,629	59,591,531
Equity securities	100,380	100,380
Total securities AFS	$59,677,009	$59,691,911

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$6,866,331	$6,872,320
After one through five years	27,079,074	27,470,942
After five through ten years	14,290,246	14,642,051
After ten years	4,462,477	4,452,397

Total securities HTM	$52,698,128	$53,437,710

December 31, 2016
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	10,130,179	10,303,973
After five through ten years	39,818,677	39,507,820
After ten years	3,634,904	3,641,330

Total debt securities AFS	53,583,760	53,453,123
Equity securities	112,380	112,380
Total securities AFS	$53,696,140	$53,565,503

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$7,939,740	$7,941,397
After one through five years	26,537,314	26,786,525
After five through ten years	15,178,560	15,493,803
After ten years	4,946,921	4,901,348

Total securities HTM	$54,602,535	$55,123,073

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

March 31, 2017	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$12,444	$966,020	$0	$0
U.S. government agency securities	794,755	22,318,748	0	0
State and municipal securities	78,046	3,918,525	0	0
Residential mortgage-backed securities	1,652	276,918	0	0
Total debt securities available for sale	$886,897	$27,480,211	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$56,376	7,870,968	$0	$0
Total securities held to maturity	$56,376	$7,870,968	$0	$0

December 31, 2016	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$15,817	$962,150	$0	$0
U.S. government agency securities	830,316	19,330,575	0	0
State and municipal securities	109,666	4,676,685	0	0
Residential mortgage-backed securities	1,252	311,851	0	0
Corporate notes	0	0	795	499,205
Total debt securities available for sale	$957,051	$25,281,261	$795	$499,205

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$117,077	$16,162,203	$0	$0
Total securities held to maturity	$117,077	$16,162,203	$0	$0

During the three months ended March 31, 2017, 2,400 shares of available for sale Federal Agricultural Mortgage Corporation equity securities were sold in the amount of $136,211 resulting in a realized gain of $124,211.

During the first quarter of 2016, we sold mortgage-backed securities in the amount of $924,406 which resulted in a realized gain of $35,344 and U. S. government agency securities in the amount of $4,954,459 which resulted in a realized loss of $7,438 for a net realized gain of $27,906. Of the investment securities sold, $5,302,031 were available for sale and $576,834 were held to maturity. These transactions occurred in order to provide liquidity and remove small lots of mortgage-backed securities. The small lots of held to maturity mortgage-backed securities sold were paid down by over 85% of face value.

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

At March 31, 2017, forty-six debt securities with unrealized losses have depreciated 2.6% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at March 31, 2017 and December 31, 2016, were as follows:

	March 31, 2017		December 31, 2016

Commercial, financial and agricultural loans	$71,220,724	22.9%	$70,999,423	24.3%
Real estate:
Construction loans	28,395,680	9.2%	25,999,295	8.9%
Commercial mortgage loans	100,795,717	32.4%	91,732,812	31.3%
Residential loans	85,878,381	27.6%	83,270,983	28.5%
Agricultural loans	20,395,308	6.6%	16,580,126	5.7%
Consumer & other loans	4,039,096	1.3%	3,960,492	1.3%

Loans outstanding	310,724,906	100.0%	292,543,131	100.0%

Unearned interest and discount	(17,773)		(18,895)
Allowance for loan losses	(3,161,834)		(3,124,611)
Net loans	$307,545,299		$289,399,625

The Corporation’s only significant concentration of credit at March 31, 2017, occurred in real estate loans which totaled $235,465,086. However, this amount was not concentrated in any specific segment within the market or geographic area.

Certain 1-4 family and multifamily mortgage loans are pledged to Federal Home Loan Bank to secure outstanding advances. At March 31, 2017, $57,857,556 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at March 31, 2017.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$25,595,422
After one year but within five years	49,051,767
After five years	24,969,215

Total	$99,616,404

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at March 31, 2017.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 67,059,098	$ 6,961,884	$ 74,020,982

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

Loans placed on nonaccrual status amounted to $1,221,935 and $246,320 at March 31, 2017, and December 31, 2016, respectively. There were no past due loans over ninety days and still accruing at March 31, 2017, or December 31, 2016. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $92,922 for March 31, 2017, and $476 for December 31, 2016.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of March 31, 2017
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$858,710	$0	$858,710	$0	$70,362,014	$71,220,724
Real estate:
Construction loans	729,228	0	729,228	0	27,666,452	28,395,680
Commercial mortgage loans	1,792,554	0	1,792,554	0	99,003,163	100,795,717
Residential loans	1,285,004	0	1,285,004	318,093	84,275,284	85,878,381
Agricultural loans	248,691	0	248,691	903,842	19,242,775	20,395,308
Consumer & other loans	33,711	0	33,711	0	4,005,385	4,039,096

Total loans	$4,947,898	$0	$4,947,898	$1,221,935	$304,555,073	$310,724,906

	Age Analysis of Past Due Loans As of December 31, 2016
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$1,264,998	$0	$1,264,998	$38,798	$69,695,627	$70,999,423
Real estate:
Construction loans	66,931	0	66,931	207,522	25,724,842	25,999,295
Commercial mortgage loans	1,268,405	0	1,268,405	0	90,464,407	91,732,812
Residential loans	1,376,671	0	1,376,671	0	81,894,312	83,270,983
Agricultural loans	0	0	0	0	16,580,126	16,580,126
Consumer & other loans	65,127	0	65,127	0	3,895,365	3,960,492

Total loans	$4,042,132	$0	$4,042,132	$246,320	$288,254,679	$292,543,131

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

At March 31, 2017, and December 31, 2016, impaired loans amounted to $3,620,260 and $3,560,901, respectively. A reserve amount of $532,689 and $549,429 were recorded in the allowance for loan losses for these impaired loans as of March 31, 2017, and December 31, 2016, respectively.

The following tables present impaired loans, segregated by class of loans as of March 31, 2017, and December 31, 2016:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
March 31, 2017	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$64,140	$0	$64,140	$64,140	$8,926	$37,254	$686
Real estate:
Construction loans	242,714	121,914	0	121,914	0	188,623	4,300
Commercial mortgage loans	875,452	0	875,452	875,452	240,254	4,198,111	9,137
Residential loans	2,333,882	225,238	2,087,732	2,312,970	283,509	3,788,272	27,707
Agricultural loans	243,106	243,106	0	243,106	0	899,964	37,483
Consumer & other loans	2,678	2,678	0	2,678	0	6,024	27

Total loans	$3,761,972	$592,936	$3,027,324	$3,620,260	$532,689	$9,118,248	$79,340

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2016	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$102,086	$4,798	$97,288	$102,086	$12,021	$21,154	$2,464
Real estate:
Construction loans	247,015	126,215	0	126,215	0	168,432	12,691
Commercial mortgage loans	880,670	0	880,670	880,670	245,472	4,005,175	46,195
Residential loans	2,223,421	230,610	1,971,899	2,202,509	291,936	3,272,528	122,370
Agricultural loans	246,175	246,175	0	246,175	0	851,740	8,150
Consumer & other loans	3,246	3,246	0	3,246	0	6,501	201

Total loans	$3,702,613	$611,044	$2,949,857	$3,560,901	$549,429	$8,325,530	$192,071

At March 31, 2016, the year-to-date average recorded investment of impaired loans was $6,371,657 and the interest income received during impairment was $59,215.

At March 31, 2017, and December 31, 2016, included in impaired loans were $911,013 and $914,378, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at March 31, 2017, and December 31, 2016, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of March 31, 2017, and December 31, 2016. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	March 31, 2017
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	4,493	0	1	4,493	0	0
Agricultural loans	0	903,842	0	0	3	903,842
Consumer & other loans	2,678	0	1	2,678	0	0
Total TDR’s	$7,171	$903,842	2	$7,171	3	$903,842

	December 31, 2016
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	4,853	0	1	4,853	0	0
Agricultural loans	906,279	0	3	906,279	0	0
Consumer & other loans	3,246	0	1	3,246	0	0
Total TDR’s	$914,378	$0	5	$914,378	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at March 31, 2017, and December 31, 2016.

	March 31, 2017				December 31, 2016
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	2	7,171	3	903,842	5	914,378	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	2	$7,171	3	$903,842	5	$914,378	0	$0

As of March 31, 2017, and December 31, 2016, the Corporation had a balance of $911,013 and $914,378, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at March 31, 2017, and December 31, 2016. The Corporation had no balance in the allowance for loan losses allocated to such troubled debt restructurings at March 31, 2017, or December 31, 2016. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2017.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of March 31, 2017, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of March 31, 2017, and December 31, 2016:

March 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$956,664	$0	$0	$24,701	$0	$384,097	$1,365,462
Grade 2- Above Avg.	0	0	0	0	0	9,594	9,594
Grade 3- Acceptable	25,691,714	5,875,182	29,194,091	29,983,604	11,039,244	1,286,821	103,070,656
Grade 4- Fair	42,366,959	22,384,785	65,526,934	51,080,553	7,959,550	2,332,976	191,651,757
Grade 5a- Watch	382,608	0	1,091,440	794,826	0	13,398	2,282,272
Grade 5b- OAEM	1,486,493	13,799	3,627,272	1,121,312	339,950	6,141	6,594,967
Grade 6- Substandard	249,494	121,914	1,355,980	2,873,385	1,056,564	6,069	5,663,406
Grade 7- Doubtful	86,792	0	0	0	0	0	86,792
Total loans	$71,220,724	$28,395,680	$100,795,717	$85,878,381	$20,395,308	$4,039,096	$310,724,906

December 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$615,535	$0	$0	$24,963	$0	$395,765	$1,036,263
Grade 2- Above Avg.	0	0	0	7,172	289,561	10,195	306,928
Grade 3- Acceptable	28,049,484	7,456,101	24,383,326	29,654,781	8,899,344	1,343,547	99,786,583
Grade 4- Fair	40,358,471	18,402,769	62,023,892	48,747,687	6,306,754	2,182,145	178,021,718
Grade 5a- Watch	111,488	0	1,071,667	832,624	22,642	16,002	2,054,423
Grade 5b- OAEM	1,561,359	14,210	2,883,133	1,260,719	0	3,247	5,722,668
Grade 6- Substandard	214,862	126,215	1,370,794	2,743,037	1,061,825	9,591	5,526,324
Grade 7- Doubtful	88,224	0	0	0	0	0	88,224
Total loans	$70,999,423	$25,999,295	$91,732,812	$83,270,983	$16,580,126	$3,960,492	$292,543,131

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three month period ended March 31, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.05% for the three months ended March 31, 2017.

Three months ended March 31, 2017:

March 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Charge-offs	34,000	0	0	0	0	5,815	39,815
Recoveries	855	0	0	0	0	1,183	2,038
Net charge-offs	33,145	0	0	0	0	4,632	37,777
Provisions charged to operations	74,700	0	0	(2,354)	0	2,654	75,000
Balance at end of period, March 31, 2017	$232,822	$1,043,083	$1,192,098	$417,835	$86,656	$189,340	$3,161,834

Ending balance -
Individually evaluated for impairment	$8,926	$0	$240,254	$283,509	$0	$0	$532,689
Collectively evaluated for impairment	223,896	1,043,083	951,844	134,326	86,656	189,340	2,629,145
Balance at end of period	$232,822	$1,043,083	$1,192,098	$417,835	$86,656	$189,340	$3,161,834

Loans :
Ending balance -
Individually evaluated for impairment	$64,140	$121,914	$4,467,550	$2,393,279	$1,056,565	$2,678	$8,106,126
Collectively evaluated for impairment	71,156,584	28,273,766	96,328,167	83,485,102	19,338,743	4,036,418	302,618,780
Balance at end of period	$71,220,724	$28,395,680	$100,795,717	$85,878,381	$20,395,308	$4,039,096	$310,724,906

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2016.

December 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Charge-offs	103,387	0	0	3,394	0	9,225	116,006
Recoveries	28,303	0	0	16,994	0	3,078	48,375
Net charge-offs	75,084	0	0	(13,600)	0	6,147	67,631
Provisions charged to operations	121,570	0	0	24,698	0	13,732	160,000
Balance at end of period, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Ending balance -
Individually evaluated for impairment	$12,021	$0	$245,472	$291,936	$0	$0	$549,429
Collectively evaluated for impairment	179,246	1,043,083	946,626	128,253	86,656	191,318	2,575,182
Balance at end of period	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Loans :
Ending balance -
Individually evaluated for impairment	$102,086	$126,215	$4,496,700	$2,281,439	$1,061,826	$3,246	$8,071,512
Collectively evaluated for impairment	70,897,337	25,873,080	87,236,112	80,989,544	15,518,300	3,957,246	284,471,619
Balance at end of period	$70,999,423	$25,999,295	$91,732,812	$83,270,983	$16,580,126	$3,960,492	$292,543,131

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, about six years ago, we began expanding geographically in Valdosta, Georgia, with two full-service banking centers, a mortgage origination office, and most recently added a commercial banking center in August 2014. Continuing to expand our geographical footprint, in January 2016, a loan production office was opened in the neighboring community of Tifton, Georgia. We received regulatory approval to add a full-service branch in Tifton, Georgia, and expect to complete construction in the first quarter of 2018.

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the first quarter of 2017, noninterest income was 22.2% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets increased to $1.349 million at the end of March 31, 2017, up $1.262 million from the same period last year. Foreclosed assets increased $45 thousand to $127 thousand compared with the first quarter last year.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of March 31, 2017, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at March 31, 2017, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At March 31, 2017, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2017, total capital increased $881 thousand to $39.3 million and increased $1.8 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.35% as of March 31, 2017, and average equity-to-average asset ratio for the first quarter ending March 31, 2017, of 8.38%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2017, was $1.065 million, up $18 thousand from net income of $1.048 million for the first quarter of 2016. This increase in net income was primarily due to an increase of $233 thousand in interest income and an increase of $57 thousand in noninterest income. This revenue growth was partially offset by an increase of $172 thousand in noninterest expense and an increase of $60 thousand in interest expense compared with the first quarter of 2016.

On a per share basis, net income for the first quarter was $.42 per diluted share compared with $.41 per diluted share for the same quarter in 2016. The weighted average common diluted shares outstanding for the quarter were 2.547 million, down from 2.548 million first quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2017	2016	2016	2016	2016
Return on average total assets	0.91%	0.89%	0.89%	0.96%	1.01%
Return on average total equity	10.91%	10.23%	9.95%	10.63%	11.30%
Average shareholders’ equity to average total assets	8.38%	8.65%	8.97%	9.05%	8.94%
Net interest margin (tax equivalent)	3.98%	3.97%	4.12%	4.21%	4.29%

Comparison of Statements of Income for the Quarter

Total interest income increased $233 thousand to $4.502 million for the three months ended March 31, 2017, compared with the same period in 2016, reflecting an increase in interest income and fees on loans of $210 thousand. Interest on deposits in other banks increased $28 thousand when compared with the first quarter of 2016. These increases were partially offset by a decrease in interest income from investment securities of $8 thousand compared with the same period last year. Interest on certificates of deposit in other banks and dividends remained relatively flat compared with the first quarter last year.

Total interest expense increased $60 thousand, or 16.1%, to $436 thousand in the first quarter of 2017 compared with the same period in 2016. Interest paid on deposits increased $64 thousand, or 30.8%, during the first quarter of 2017 due to increased average interest-bearing deposit volume of $29.0 million. Partially offsetting this increase, interest on total borrowings decreased $4 thousand compared with the same quarter in 2016.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $4.1 million for the first quarter of 2017 compared with $3.9 million in net interest income in the 2016 first quarter. Net interest income after provision for loan losses for the first quarter of 2017 was $4.0 million compared with $3.9 million for the same period in 2016. The first quarter provision for loan losses was $75 thousand in 2017, up from $30 thousand in 2016. The Corporation’s net interest margin was 3.98% for the first quarter of 2017, down 31 basis points from the same period last year. The lower net interest margin was a result of decreased yield on total earning assets, but especially a 43 basis point decline in average rate earned on loans. Also contributing to lower margin, interest paid on interest-bearing liabilities increased by 3 basis points compared with March 31, 2016.

Noninterest income, at 22.2% of the Corporation’s total revenue for the quarter, was $1.3 million for the first quarter, increasing 4.6% compared with the same period in 2016. The $57 thousand increase in noninterest income was the result of a $124 thousand gain on sale of securities compared with a $28 thousand gain on the sale of securities in the first quarter of 2016. Other operating income and income from retail brokerage services increased $14 thousand and $8 thousand, respectively, compared with the first quarter 2016. Also, there was a slight increase in income from trust services of $2 thousand compared with the first quarter last year. Offsetting these increases were decreases in income from insurance services and mortgage banking services of $39 thousand and $18 thousand, respectively, compared with the prior year first quarter. Also, service charges on deposit accounts decreased $7 thousand compared with the first quarter last year.

Noninterest expense was $3.9 million for the first quarter of 2017, an increase of $172 thousand when compared with the first quarter of 2016. The largest component of noninterest expense, salaries and employee benefits, increased $122 thousand to $2.3 million for the first quarter mainly due to expansion in the Valdosta and Tifton markets. Data processing expense also increased $44 thousand compared with the first quarter last year due mostly to preparation for migration to a new core processing vendor. Other operating expenses also increased $33 thousand compared with the first quarter of 2016. Partially offsetting these increases, combined equipment and occupancy expenses decreased $26 thousand compared with the first quarter a year ago.

Comparison of Financial Condition Statements

At March 31, 2017, total assets were $470.9 million, a $22.4 million increase from December 31, 2016. Growth in total loans of $18.2 million and an increase of $4.3 million in investment securities was funded by an increase in total deposits of $21.5 million for the first three months of 2017. This increase in deposits was primarily in money market and noninterest-bearing accounts.

Total loans increased $18.2 million to $310.7 million at March 31, 2017, compared with $292.5 million at December 31, 2016. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 66.0% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 28.4% of total assets at March 31, 2017. Compared with December 31, 2016, investment securities increased $4.3 million and certificates of deposit in other banks increased $1.2 million while interest-bearing deposits in other banks decreased $713 thousand. This resulted in an overall increase in investments of $4.8 million since December 31, 2016.

Deposits increased to $393.0 million at the end of the first quarter of 2017, up $21.5 million from the end of 2016. The increase was primarily in money market deposit accounts of $19.0 million and noninterest-bearing deposits of $12.1 million. Savings accounts also increased slightly by $1.2 million compared with year end 2016. Partially offsetting these increases, NOW accounts decreased $9.3 million and total certificates of deposit decreased $1.5 million when compared with December 31, 2016. At March 31, 2017, total deposits represented 83.5% of total assets.

Total debt remained flat at $34.5 million when compared with the end of 2016. The Corporation will repay the Federal Home Loan Bank long-term advances as scheduled.

The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	March 31,	December 31,	March 31,
	2017	2016	2016

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	$5,000,000	$5,000,000	$5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	5,000,000	5,000,000	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually).	1,800,000	1,800,000	3,600,000

Advance from FHLB with a 0.89% fixed rate of interest maturing July 24, 2017 (principal reducing hybrid advance with principal reductions of $3.33 million annually).	0	0	3,333,333

Advance from FHLB with a 1.259% fixed rate of interest maturing September 30, 2020 (principal reducing hybrid advance with principal reductions of $1.6 million).	4,800,000	4,800,000	6,400,000

Advance from FHLB with a 1.9425% fixed rate of interest maturing December 16, 2022 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	4,285,714	4,285,714	5,142,857

Advance from FHLB with a 1.419% fixed rate of interest maturing August 30, 2023 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	5,142,857	5,142,857	0

Total long-term debt	$26,028,571	$26,028,571	$28,476,190

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 1.02% of total loans outstanding at March 31, 2017, compared with 1.07% at December 31, 2016, and 1.13% at March 31, 2016. Net charge-offs in the 2017 first quarter were $38 thousand compared with net recoveries of $4 thousand in the first quarter of 2016. Management considers the allowance for loan losses as of March 31, 2017, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.3 million, or 0.29% of total assets, in the first quarter of 2017, up from $373 thousand, or 0.08% of total assets, at the end of 2016, and up from $87 thousand, or 0.02% of total assets in the same period last year. Nonaccrual loans were $1.2 million in the first quarter of 2017 mostly concentrated in one $904 thousand agricultural real estate relationship.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	March 31, 2017	March 31, 2016
Commitments to extend credit	$27,272	$27,942
Standby letters of credit and financial guarantees	$2,791	$1,089

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

As of March 31, 2017, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 13.50%, which is 35 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements. The Corporation’s and the Bank’s risk-based capital ratios as of March 31, 2017, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
				2017	2019
				Required	Required
	Southwest			Minimum	Minimum
	Georgia	Southwest		Capital	Capital
	Financial	Georgia	For Well	Phase-in	Plus
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Guidelines	Buffer
Common Equity Tier 1 capital	12.54%	11.48%	6.50%	5.75%	7.00%
Tier 1 capital	12.54%	11.48%	8.00%	7.25%	8.50%
Total risk-based capital	13.50%	12.45%	10.00%	9.25%	10.50%
Tier 1 leverage ratio	8.79%	8.05%	5.00%	4.00%	4.00%

(1) Corporation meets the requirements of the exemption as a small bank holding company.

In March 2017, the Corporation paid a quarterly cash dividend of $0.11 per common share, an increase compared with $0.10 per common share paid in the first quarter of 2016. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2016, was included in Item 8 of the form 10K , dated December 31, 2016, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

The annual report form 10K, dated December 31, 2016, does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Corporation’s internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three months ended March 31, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017, and 2016; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

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

Date: May 15, 2017

