Form 10-Q
period 2017-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2017-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At August 2, 2017
Common Stock, $1 Par Value	2,547,437

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2017

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – June 30, 2017 (unaudited) and
	December 31, 2016 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	and the six months ended June 30, 2017 and 2016.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and the six months ended June 30, 2017 and 2016.	4

d.	Consolidated statements of cash flows (unaudited) for the six months
	ended June 30, 2017 and 2016.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	31

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	39

ITEM 4.	CONTROLS AND PROCEDURES	39

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	40

SIGNATURE		41

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2017 and December 31, 2016
	(Unaudited)	(Audited)
	June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$8,008,852	$7,700,522
Interest-bearing deposits in other banks	8,085,963	18,819,394
Cash and cash equivalents	16,094,815	26,519,916

Certificates of deposit in other banks	1,985,000	0

Investment securities available for sale, at fair value	58,142,103	53,565,503
Investment securities held to maturity (fair value
approximates $51,121,184 and $55,123,073)	50,220,759	54,602,535
Federal Home Loan Bank stock, at cost	1,904,700	1,874,200
Total investment securities	110,267,562	110,042,238

Loans	322,653,777	292,543,131
Less: Unearned income	(17,724)	(18,895)
Allowance for loan losses	(3,095,987)	(3,124,611)
Loans, net	319,540,066	289,399,625

Premises and equipment, net	11,399,587	11,209,285
Bank property held for sale	211,500	211,500
Foreclosed assets	0	126,713
Intangible assets	27,344	35,156
Bank owned life insurance	5,423,332	5,356,683
Other assets	5,355,730	5,600,114

Total assets	$470,304,936	$448,501,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$49,289,841	$47,420,335
Money Market	101,345,624	95,658,654
Savings	30,054,224	29,006,734
Certificates of deposit $100,000 and over	38,335,482	43,234,832
Other time accounts	38,768,445	39,524,168
Total interest-bearing deposits	257,793,616	254,844,723
Noninterest-bearing deposits	133,435,561	116,648,264
Total deposits	391,229,177	371,492,987

Short-term borrowed funds	8,447,619	8,447,619
Long-term debt	26,028,571	26,028,571
Other liabilities	4,284,563	4,109,719
Total liabilities	429,989,930	410,078,896

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	31,911,703	30,333,410
Accumulated other comprehensive loss	(1,471,612)	(1,785,991)
Treasury stock, at cost 1,746,398 shares for 2017
and 2016	(26,120,453)	(26,120,453)
Total stockholders' equity	40,315,006	38,422,334

Total liabilities and stockholders' equity	$470,304,936	$448,501,230

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$4,040,964	$3,657,204	$7,826,046	$7,232,337
Interest on taxable securities available for sale	304,100	230,182	592,798	512,708
Interest on taxable securities held to maturity	33,638	44,808	70,580	95,323
Interest on tax exempt securities	315,859	315,048	631,878	631,304
Dividends	22,661	23,495	46,379	45,945
Interest on deposits in other banks	39,970	16,567	90,199	38,760
Interest on certificates of deposit in other banks	9,884	0	11,235	52
Total interest income	4,767,076	4,287,304	9,269,115	8,556,429

Interest expense:
Interest on deposits	269,128	225,460	540,804	433,198
Interest on federal funds purchased	653	2	655	5
Interest on other short-term borrowings	26,392	24,260	52,494	47,578
Interest on long-term debt	139,399	144,269	277,266	288,539
Total interest expense	435,572	393,991	871,219	769,320
Net interest income	4,331,504	3,893,313	8,397,896	7,787,109
Provision for loan losses	75,000	40,000	150,000	70,000
Net interest income after provision for loan losses	4,256,504	3,853,313	8,247,896	7,717,109

Noninterest income:
Service charges on deposit accounts	257,388	255,251	527,112	531,561
Income from trust services	55,021	51,165	109,433	103,263
Income from retail brokerage services	108,202	87,988	196,734	168,535
Income from insurance services	377,659	341,602	810,705	813,783
Income from mortgage banking services	66,614	92,144	138,969	182,665
Net loss on sale or disposition of assets	(10,148)	(953)	(9,782)	(587)
Net gain on sale of securities	42,604	83,961	166,815	111,867
Other income	203,102	185,698	443,682	412,217
Total noninterest income	1,100,442	1,096,856	2,383,668	2,323,304

Noninterest expense:
Salaries and employee benefits	2,319,785	2,177,423	4,617,940	4,353,709
Occupancy expense	276,137	278,795	554,775	567,119
Equipment expense	212,523	228,285	417,954	450,158
Data processing expense	384,307	311,410	771,070	654,546
Amortization of intangible assets	3,906	3,906	7,812	7,813
Other operating expenses	771,599	680,303	1,499,423	1,375,034
Total noninterest expenses	3,968,257	3,680,122	7,868,974	7,408,379
Income before income taxes	1,388,689	1,270,047	2,762,590	2,632,034
Provision for income taxes	315,265	258,473	623,861	572,815
Net income	$1,073,424	$1,011,574	2,138,729	2,059,219

Earnings per share of common stock:
Net income, basic	$0.42	$0.40	$0.84	$0.81
Net income, diluted	$0.42	$0.40	$0.84	$0.81
Dividends paid per share	$0.11	$0.10	$0.22	$0.20
Weighted average shares outstanding	2,547,437	2,547,837	2,547,437	2,547,837
Diluted average shares outstanding	2,547,437	2,547,837	2,547,437	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2017	2016	2017	2016

Net income	$1,073,424	$1,011,574	$2,138,729	$2,059,219
Other comprehensive income:
Unrealized holding gains on investment securities available for sale	373,399	486,743	643,147	1,444,571
Reclassification adjustment for gains realized in income	(42,604)	(83,961)	(166,814)	(86,982)
Less: Tax effect	112,470	136,946	161,953	461,581
Total other comprehensive income, net of tax	218,325	265,836	314,380	896,008
Total comprehensive income	$1,291,749	$1,277,410	$2,453,109	$2,955,227

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	(Unaudited)	(Unaudited)
	2017	2016
Cash flows from operating activities:
Net income	$2,138,729	$2,059,219
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	150,000	70,000
Depreciation	436,850	466,331
Net amortization of investment securities	204,656	118,534
Income on cash surrender value of bank owned life insurance	(66,649)	(63,029)
Amortization of intangibles	7,812	7,813
Loss on sale of foreclosed assets	8,892	0
Net gain on sale of securities	(166,815)	(111,867)
Net loss on disposal of other assets	1,622	1,319
Change in:
Other assets	82,430	(306,107)
Other liabilities	174,844	163,421
Net cash provided by operating activities	2,972,371	2,405,634

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	4,271,682	2,979,962
Proceeds from calls, paydowns and maturities of securities AFS	334,914	6,109,733
Proceeds from Federal Home Loan Bank Stock repurchase	0	127,500
Proceeds from sale of securities available for sale	2,676,211	10,384,181
Proceeds from sale of securities held to maturity	0	576,834
Proceeds from maturities of certificates of deposit in other banks	0	245,000
Purchase of securities held to maturity	0	(478,559)
Purchase of securities available for sale	(7,039,139)	(6,611,681)
Purchase of Federal Home Loan Bank Stock	(30,500)	(163,700)
Purchase of certificates of deposit in other banks	(1,985,000)	0
Net change in loans	(30,252,441)	(37,233,353)
Purchase of premises and equipment	(629,673)	(390,394)
Proceeds from sales of other assets	80,720	0
Net cash used by investing activities	(32,573,226)	(24,454,477)

Cash flows from financing activities:
Net change in deposits	19,736,190	5,000,606
Cash dividends paid	(560,436)	(509,567)
Net cash provided by financing activities	19,175,754	4,491,039

Decrease in cash and cash equivalents	(10,425,101)	(17,557,804)
Cash and cash equivalents - beginning of period	26,519,916	31,080,273
Cash and cash equivalents - end of period	$16,094,815	$13,522,469

NONCASH ITEMS:
Unrealized gain on securities available for sale	$476,333	$1,357,589
Sale of foreclosed properties through loans	$38,000	$0

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $760,324 at June 30, 2017.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At June 30, 2017, and December 31, 2016, the policies had a value of $5,423,332 and $5,356,683, respectively, and were 13.5% and 13.9%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $27,333 and $80,143 for the three and six month periods ended June 30, 2017, respectively.

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

As of June 30, 2017, the Bank is considered to be well-capitalized under the Basel III Capital Rules.

Recent Accounting Pronouncements

In May 2017, the FASB issued ASU No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

Cash and Cash Equivalents:

For disclosure purposes for cash, due from banks, and federal funds sold, the carrying amount is a reasonable estimate of fair value.

Certificates of Deposit in Other Banks:

For disclosure purposes for certificates of deposit in other banks, the carrying amount is a reasonable estimate of fair value.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016.

June 30, 2017	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$0	$975,080	$0	$975,080
U.S. government agency securities	0	47,243,138	0	47,243,138
State and municipal securities	0	7,635,656	0	7,635,656
Residential mortgage-backed securities	0	2,187,849	0	2,187,849
Equity securities	0	100,380	0	100,380
Total	$0	$58,142,103	$0	$58,142,103

December 31, 2016	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$0	$962,150	$0	$962,150
U.S. government agency securities	0	40,984,897	0	40,984,897
State and municipal securities	0	6,452,597	0	6,452,597
Residential mortgage-backed securities	0	2,529,314	0	2,529,314
Corporate notes	0	2,524,165	0	2,524,165
Equity securities	0	112,380	0	112,380
Total	$0	$53,565,503	$0	$53,565,503

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2017, and December 31, 2016.

June 30, 2017	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$0	$0
Impaired loans	0	0	4,189,401	4,189,401
Total assets at fair value	$0	$0	$4,189,401	$4,189,401

December 31, 2016	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$126,713	$126,713
Impaired loans	0	0	3,011,472	3,011,472
Total assets at fair value	$0	$0	$3,138,185	$3,138,185

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2017, and December 31, 2016, are as follows:

		Estimated Fair Value
June 30, 2017	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$16,095	$16,095	$0	$0	$16,095
Certificates of deposit in other banks	1,985	1,985	0	0	1,985
Investment securities available for sale	58,142	0	58,142	0	58,142
Investment securities held to maturity	50,221	0	51,121	0	51,121
Federal Home Loan Bank stock	1,905	0	1,905	0	1,905
Loans, net	319,540	0	315,045	4,189	319,234
Liabilities:
Deposits	391,229	0	391,489	0	391,489
Federal Home Loan Bank advances	34,476	0	34,407	0	34,407

		Estimated Fair Value
December 31, 2016	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$26,520	$26,520	$0	$0	$26,520
Certificates of deposit in other banks	0	0	0	0	0
Investment securities available for sale	53,566	0	53,566	0	53,566
Investment securities held to maturity	54,603	0	55,123	0	55,123
Federal Home Loan Bank stock	1,874	0	1,874	0	1,874
Loans, net	289,400	0	286,869	3,011	289,880
Liabilities:
Deposits	371,493	0	371,793	0	371,793
Federal Home Loan Bank advances	34,476	0	34,337	0	34,337

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at June 30, 2017, and December 31, 2016, were as follows:

Securities Available For Sale:

June 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$978,965	$0	$3,885	$975,080
U.S. government agency securities	47,073,914	827,215	657,991	47,243,138
State and municipal securities	7,526,788	142,798	33,930	7,635,656
Residential mortgage-backed securities	2,116,359	73,064	1,574	2,187,849

Total debt securities AFS	57,696,026	1,043,077	697,380	58,041,723
Equity securities	100,380	0	0	100,380
Total securities AFS	$57,796,406	$1,043,077	$697,380	$58,142,103

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$977,967	$0	$15,817	$962,150
U.S. government agency securities	41,117,402	697,811	830,316	40,984,897
State and municipal securities	6,537,093	25,170	109,666	6,452,597
Residential mortgage-backed securities	2,454,282	76,284	1,252	2,529,314
Corporate notes	2,497,016	27,944	795	2,524,165

Total debt securities AFS	53,583,760	827,209	957,846	53,453,123
Equity securities	112,380	0	0	112,380
Total securities AFS	$53,696,140	$827,209	$957,846	$53,565,503

Securities Held to Maturity:

June 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$46,587,501	$808,000	$23,752	$47,371,749
Residential mortgage-backed securities	3,633,258	116,177	0	3,749,435

Total securities HTM	$50,220,759	$924,177	$23,752	$51,121,184

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$50,435,624	$508,109	$117,077	$50,826,656
Residential mortgage-backed securities	4,166,911	129,506	0	4,296,417

Total securities HTM	$54,602,535	$637,615	$117,077	$55,123,073

The amortized cost and estimated fair value of securities at June 30, 2017, and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

June 30, 2017
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	17,518,226	17,814,180
After five through ten years	36,154,560	36,160,723
After ten years	4,023,240	4,066,820

Total debt securities AFS	57,696,026	58,041,723
Equity securities	100,380	100,380
Total securities AFS	$57,796,406	$58,142,103

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$7,569,874	$7,579,025
After one through five years	25,448,964	25,823,017
After five through ten years	13,709,411	14,142,881
After ten years	3,492,510	3,576,261

Total securities HTM	$50,220,759	$51,121,184

December 31, 2016
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	10,130,179	10,303,973
After five through ten years	39,818,677	39,507,820
After ten years	3,634,904	3,641,330

Total debt securities AFS	53,583,760	53,453,123
Equity securities	112,380	112,380
Total securities AFS	$53,696,140	$53,565,503

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$7,939,740	$7,941,397
After one through five years	26,537,314	26,786,525
After five through ten years	15,178,560	15,493,803
After ten years	4,946,921	4,901,348

Total securities HTM	$54,602,535	$55,123,073

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

June 30, 2017	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$3,885	$975,080	$0	$0
U.S. government agency securities	657,991	18,415,757	0	0
State and municipal securities	33,930	2,942,377	0	0
Residential mortgage-backed securities	1,574	246,472	0	0
Total debt securities available for sale	$697,380	$22,579,686	$0	$0

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$23,752	$6,018,598	$0	$0
Total securities held to maturity	$23,752	$6,018,598	$0	$0

December 31, 2016	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$15,817	$962,150	$0	$0
U.S. government agency securities	830,316	19,330,575	0	0
State and municipal securities	109,666	4,676,685	0	0
Residential mortgage-backed securities	1,252	311,851	0	0
Corporate notes	0	0	795	499,205
Total debt securities available for sale	$957,051	$25,281,261	$795	$499,205

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$117,077	$16,162,203	$0	$0
Total securities held to maturity	$117,077	$16,162,203	$0	$0

During the three months ended June 30, 2017, two corporate notes were sold in the amount of $2,540,000 resulting in a realized gain of $42,604. During the first quarter of 2017, 2,400 shares of available for sale Federal Agricultural Mortgage Corporation equity securities were sold in the amount of $136,211 resulting in a realized gain of $124,211.

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

At June 30, 2017, thirty-nine debt securities with unrealized losses have depreciated 2.5% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at June 30, 2017 and December 31, 2016, were as follows:

	June 30, 2017		December 31, 2016

Commercial, financial and agricultural loans	$76,754,355	23.8%	$70,999,423	24.3%
Real estate:
Construction loans	26,251,307	8.1%	25,999,295	8.9%
Commercial mortgage loans	99,114,586	30.7%	91,732,812	31.3%
Residential loans	92,057,575	28.5%	83,270,983	28.5%
Agricultural loans	24,442,152	7.6%	16,580,126	5.7%
Consumer & other loans	4,033,802	1.3%	3,960,492	1.3%

Loans outstanding	322,653,777	100.0%	292,543,131	100.0%

Unearned interest and discount	(17,724)		(18,895)
Allowance for loan losses	(3,095,987)		(3,124,611)
Net loans	$319,540,066		$289,399,625

The Corporation’s only significant concentration of credit at June 30, 2017, occurred in real estate loans which totaled $241,865,620 compared with $217,583,216 at December 31, 2016. However, this amount was not concentrated in any specific segment within the market or geographic area.

Certain 1-4 family and multifamily mortgage loans are pledged to Federal Home Loan Bank to secure outstanding advances. At June 30, 2017, $54,287,289 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at June 30, 2017.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$26,900,034
After one year but within five years	51,949,279
After five years	24,156,349

Total	$103,005,662

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at June 30, 2017.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 71,037,127	$ 5,068,501	$ 76,105,628

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

Loans placed on nonaccrual status amounted to $1,285,161 and $246,320 at June 30, 2017, and December 31, 2016, respectively. There was one past due loan over ninety days and still accruing at June 30, 2017, in the amount of $8,240, and none at December 31, 2016. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $108,380 for June 30, 2017, and $476 for December 31, 2016.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of June 30, 2017
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$3,893,901	$8,240	$3,902,141	$55,509	$72,796,705	$76,754,355
Real estate:
Construction loans	295,365	0	295,365	0	25,955,942	26,251,307
Commercial mortgage loans	1,321,713	0	1,321,713	0	97,792,873	99,114,586
Residential loans	933,428	0	933,428	325,810	90,798,337	92,057,575
Agricultural loans	190,772	0	190,772	903,842	23,347,538	24,442,152
Consumer & other loans	55,618	0	55,618	0	3,978,184	4,033,802

Total loans	$6,690,797	$8,240	$6,699,037	$1,285,161	$314,669,579	$322,653,777

	Age Analysis of Past Due Loans As of December 31, 2016
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$1,264,998	$0	$1,264,998	$38,798	$69,695,627	$70,999,423
Real estate:
Construction loans	66,931	0	66,931	207,522	25,724,842	25,999,295
Commercial mortgage loans	1,268,405	0	1,268,405	0	90,464,407	91,732,812
Residential loans	1,376,671	0	1,376,671	0	81,894,312	83,270,983
Agricultural loans	0	0	0	0	16,580,126	16,580,126
Consumer & other loans	65,127	0	65,127	0	3,895,365	3,960,492

Total loans	$4,042,132	$0	$4,042,132	$246,320	$288,254,679	$292,543,131

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

At June 30, 2017, and December 31, 2016, impaired loans amounted to $4,719,366 and $3,560,901, respectively. A reserve amount of $529,965 and $549,429 were recorded in the allowance for loan losses for these impaired loans as of June 30, 2017, and December 31, 2016, respectively.

The following tables present impaired loans, segregated by class of loans as of June 30, 2017, and December 31, 2016:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
June 30, 2017	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$381,732	$0	$381,732	$381,732	$65,455	$53,370	$7,228
Real estate:
Construction loans	242,004	121,204	0	121,204	0	218,489	8,471
Commercial mortgage loans	1,624,734	757,085	867,649	1,624,734	232,451	4,376,528	30,057
Residential loans	2,412,593	507,165	1,824,753	2,331,918	228,176	4,158,805	55,347
Agricultural loans	241,151	241,151	0	241,151	0	951,945	38,731
Consumer & other loans	18,627	1,872	16,755	18,627	3,883	4,677	192

Total loans	$4,920,841	$1,628,477	$3,090,889	$4,719,366	$529,965	$9,763,814	$140,026

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2016	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$102,086	$4,798	$97,288	$102,086	$12,021	$21,154	$2,464
Real estate:
Construction loans	247,015	126,215	0	126,215	0	168,432	12,691
Commercial mortgage loans	880,670	0	880,670	880,670	245,472	4,005,175	46,195
Residential loans	2,223,421	230,610	1,971,899	2,202,509	291,936	3,272,528	122,370
Agricultural loans	246,175	246,175	0	246,175	0	851,740	8,150
Consumer & other loans	3,246	3,246	0	3,246	0	6,501	201

Total loans	$3,702,613	$611,044	$2,949,857	$3,560,901	$549,429	$8,325,530	$192,071

At June 30, 2016, the year-to-date average recorded investment of impaired loans was $6,745,830 and the interest income received during impairment was $100,300.

At June 30, 2017, and December 31, 2016, included in impaired loans were $909,867 and $914,378, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at June 30, 2017, and December 31, 2016, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of June 30, 2017, and December 31, 2016. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	June 30, 2017
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	4,153	0	1	4,153	0	0
Agricultural loans	0	903,842	0	0	3	903,842
Consumer & other loans	1,872	0	1	1,872	0	0
Total TDR’s	$6,025	$903,842	2	$6,025	3	$903,842

	December 31, 2016
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	4,853	0	1	4,853	0	0
Agricultural loans	906,279	0	3	906,279	0	0
Consumer & other loans	3,246	0	1	3,246	0	0
Total TDR’s	$914,378	$0	5	$914,378	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at June 30, 2017, and December 31, 2016.

	June 30, 2017				December 31, 2016
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	2	6,025	3	903,842	5	914,378	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	2	$6,025	3	$903,842	5	$914,378	0	$0

As of June 30, 2017, and December 31, 2016, the Corporation had a balance of $909,867 and $914,378, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at June 30, 2017, and December 31, 2016. The Corporation had no balance in the allowance for loan losses allocated to such troubled debt restructurings at June 30, 2017, or December 31, 2016. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2017.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of June 30, 2017, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of June 30, 2017, and December 31, 2016:

June 30, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$934,969	$0	$0	$24,444	$0	$405,512	$1,364,925
Grade 2- Above Avg.	0	0	0	0	0	58,154	58,154
Grade 3- Acceptable	28,588,757	6,372,721	28,340,051	29,991,109	12,071,026	1,316,175	106,679,839
Grade 4- Fair	45,154,772	19,744,009	64,778,551	57,299,466	10,936,561	2,217,126	200,130,485
Grade 5a- Watch	347,795	0	1,051,931	848,431	40,005	27,099	2,315,261
Grade 5b- OAEM	1,398,255	13,373	3,607,208	1,106,978	339,950	4,403	6,470,167
Grade 6- Substandard	245,177	121,204	1,336,845	2,787,147	1,054,610	5,333	5,550,316
Grade 7- Doubtful	84,630	0	0	0	0	0	84,630
Total loans	$76,754,355	$26,251,307	$99,114,586	$92,057,575	$24,442,152	$4,033,802	$322,653,777

December 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$615,535	$0	$0	$24,963	$0	$395,765	$1,036,263
Grade 2- Above Avg.	0	0	0	7,172	289,561	10,195	306,928
Grade 3- Acceptable	28,049,484	7,456,101	24,383,326	29,654,781	8,899,344	1,343,547	99,786,583
Grade 4- Fair	40,358,471	18,402,769	62,023,892	48,747,687	6,306,754	2,182,145	178,021,718
Grade 5a- Watch	111,488	0	1,071,667	832,624	22,642	16,002	2,054,423
Grade 5b- OAEM	1,561,359	14,210	2,883,133	1,260,719	0	3,247	5,722,668
Grade 6- Substandard	214,862	126,215	1,370,794	2,743,037	1,061,825	9,591	5,526,324
Grade 7- Doubtful	88,224	0	0	0	0	0	88,224
Total loans	$70,999,423	$25,999,295	$91,732,812	$83,270,983	$16,580,126	$3,960,492	$292,543,131

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and six month periods ended June 30, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.12% for the six months ended June 30, 2017, compared with 0.02% at December 31, 2016.

Three months ended June 30, 2017:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, March 31, 2017	$232,822	$1,043,083	$1,192,098	$417,835	$86,656	$189,340	$3,161,834

Charge-offs	79,334	0	0	59,764	0	2,733	141,831
Recoveries	783	0	0	0	0	201	984
Net charge-offs	78,551	0	0	59,764	0	2,532	140,847
Provisions charged to operations	55,049	0	0	17,887	0	2,064	75,000
Balance at end of period, June 30, 2017	$209,320	$1,043,083	$1,192,098	$375,958	$86,656	$188,872	$3,095,987

Six months ended June 30, 2017:

June 30, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Charge-offs	113,334	0	0	59,764	0	8,548	181,646
Recoveries	1,638	0	0	0	0	1,384	3,022
Net charge-offs	111,696	0	0	59,764	0	7,164	178,624
Provisions charged to operations	129,749	0	0	15,533	0	4,718	150,000
Balance at end of period, June 30, 2017	$209,320	$1,043,083	$1,192,098	$375,958	$86,656	$188,872	$3,095,987

Ending balance -
Individually evaluated for impairment	$65,455	$0	$232,451	$228,176	$0	$3,883	$529,965
Collectively evaluated for impairment	143,865	1,043,083	959,647	147,782	86,656	184,989	2,566,022
Balance at end of period	$209,320	$1,043,083	$1,192,098	$375,958	$86,656	$188,872	$3,095,987

Loans :
Ending balance -
Individually evaluated for impairment	$381,732	$121,204	$4,758,186	$2,383,377	$1,054,610	$18,627	$8,717,736
Collectively evaluated for impairment	76,372,623	26,130,103	94,356,400	89,674,198	23,387,542	4,015,175	313,936,041
Balance at end of period	$76,754,355	$26,251,307	$99,114,586	$92,057,575	$24,442,152	$4,033,802	$322,653,777

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2016.

December 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Charge-offs	103,387	0	0	3,394	0	9,225	116,006
Recoveries	28,303	0	0	16,994	0	3,078	48,375
Net charge-offs	75,084	0	0	(13,600)	0	6,147	67,631
Provisions charged to operations	121,570	0	0	24,698	0	13,732	160,000
Balance at end of period, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Ending balance -
Individually evaluated for impairment	$12,021	$0	$245,472	$291,936	$0	$0	$549,429
Collectively evaluated for impairment	179,246	1,043,083	946,626	128,253	86,656	191,318	2,575,182
Balance at end of period	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Loans :
Ending balance -
Individually evaluated for impairment	$102,086	$126,215	$4,496,700	$2,281,439	$1,061,826	$3,246	$8,071,512
Collectively evaluated for impairment	70,897,337	25,873,080	87,236,112	80,989,544	15,518,300	3,957,246	284,471,619
Balance at end of period	$70,999,423	$25,999,295	$91,732,812	$83,270,983	$16,580,126	$3,960,492	$292,543,131

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, in 2010 we began expanding geographically in Valdosta, Georgia, with two full-service banking centers, a mortgage origination office, and most recently added a commercial banking center in August 2014. Continuing to expand our geographical footprint, in January 2016, a loan production office was opened in the neighboring community of Tifton, Georgia. Construction has begun on a new full-service banking center in Tifton and it is expected to be completed in early 2018.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks, and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. After the overnight borrowing rate for banks remained at a range of 0% to 0.25% from December 2008 to December 2015, the Federal Reserve Bank began increasing it incrementally, and as of June 30, 2017, it has been increased by approximately 1% to a range of 1% to 1.25%. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the second quarter of 2017, noninterest income was 18.8% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets increased to $1.293 million at the end of June 30, 2017, up $920 thousand from December 31, 2016, and up $546 thousand from the same period last year. There were no foreclosed assets at June 30, 2017, compared with foreclosed assets of $127 thousand at December 31, 2016, and $82 thousand at June 30, 2016.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of June 30, 2017, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at June 30, 2017, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At June 30, 2017, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2017, total capital increased $1.9 million to $40.3 million and increased $1.8 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.57% as of June 30, 2017, and average equity-to-average asset ratio for the second quarter ending June 30, 2017, of 8.56%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2017, was $1.1 million, up $62 thousand from net income of $1.0 million for the second quarter of 2016. This growth in net income was primarily due to an increase of $480 thousand in interest income driven by a 12% higher average loan volume, and a slight increase of $4 thousand in noninterest income. This revenue growth was partially offset by increases of $288 thousand and $42 thousand in noninterest and interest expense, respectively, compared with the second quarter of 2016.

On a per share basis, net income for the second quarter was $.42 per diluted share compared with $.40 per diluted share for the same quarter in 2016. The weighted average common diluted shares outstanding for the quarter were 2.547 million, down from 2.548 million second quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2017	2017	2016	2016	2016
Return on average total assets	0.92%	0.91%	0.89%	0.89%	0.96%
Return on average total equity	10.69%	10.91%	10.23%	9.95%	10.63%
Average shareholders’ equity to average total assets	8.56%	8.38%	8.65%	8.97%	9.05%
Net interest margin (tax equivalent)	4.15%	3.98%	3.97%	4.12%	4.21%

Comparison of Statements of Income for the Quarter

Total interest income increased $480 thousand to $4.8 million for the three months ended June 30, 2017, compared with the same period in 2016, reflecting an increase in interest income and fees on loans of $384 thousand. Interest income and dividends from investment securities increased $63 thousand compared with the same period last year. Interest on deposits and certificates of deposit in other banks increased $23 thousand and $10 thousand, respectively, when compared with the second quarter of 2016.

Total interest expense increased $42 thousand, or 11%, to $436 thousand in the second quarter of 2017 compared with the same period in 2016. Interest paid on deposits increased $44 thousand, or 19%, during the second quarter of 2017 due to a $25.3 million increase in average interest-bearing deposit volume. Partially offsetting this increase, interest on total borrowings decreased $2 thousand compared with the same quarter in 2016.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $4.3 million for the second quarter of 2017 compared with $3.9 million in net interest income in the 2016 second quarter. Net interest income after provision for loan losses for the second quarter of 2017 was $4.3 million compared with $3.9 million for the same period in 2016 as the second quarter provision for loan losses was up $35 thousand to $75 thousand in 2017. The Corporation’s net interest margin was 4.15% for the second quarter of 2017, down 6 basis points from the same period last year. The lower net interest margin was mostly a result of a 10 basis point decline in average rate earned on loans.

Noninterest income, at 18.8% of the Corporation’s total revenue for the quarter, was $1.1 million for the second quarter, increased $4 thousand compared with the same period in 2016. The slight increase in noninterest income was the result of increases in income from insurance services, retail brokerage services and other income of $36 thousand, $20 thousand and $17 thousand, respectively, compared with the second quarter 2016. Also, there was a slight increase in income from trust services and service charges on deposit accounts of $4 thousand and $2 thousand, respectively, compared with the second quarter last year. Offsetting these increases was a $41 thousand lower gain on the sale of investment securities compared with the prior year second quarter, as well as a $26 thousand decrease in income from mortgage banking services. Loss on the disposition of assets also increased by $9 thousand compared with the second quarter last year.

Noninterest expense was $4.0 million for the second quarter of 2017, an increase of $288 thousand when compared with the second quarter of 2016. The largest component of noninterest expense, salaries and employee benefits, increased $142 thousand to $2.3 million for the second quarter mainly due to growth initiatives in both the Valdosta and Tifton markets and higher incentive compensation. Other expense increased $91 thousand compared with the prior year second quarter due mostly to legal and other professional fees. Data processing expense also increased $73 thousand compared with the second quarter last year due mostly to continued preparation for migration to a new core processing vendor. Partially offsetting these increases, combined equipment and occupancy expenses decreased $18 thousand compared with the second quarter a year ago.

Comparison of Statements of Income for the Six-month Period

Total interest income for the first six months of 2017 increased $713 thousand to $9.3 million when compared with the same period in 2016. This increase was largely due to a $594 thousand increase in interest income and fees on loans due to a $36.6 million higher average loan volume compared with the first half of 2016. Interest income and dividends from investment securities increased by $56 thousand due to a $5.2 million higher average volume of investment securities when compared with the first six months of last year. Interest on deposits and certificates of deposit in banks also increased $51 thousand and $11 thousand, respectively, compared to the same period last year.

Total interest expense for the six-month period ended June 30, 2017, increased $102 thousand, or 13.3%, to $871 thousand compared with the same period in 2016. The increase in interest expense was mostly related to higher interest paid on interest-bearing deposits of $108 thousand compared with the first six months of 2016. Partially offsetting this increase, interest expense on total borrowings decreased $6 thousand for the first six months of 2017 due to $2.1 million lower average Federal Home Loan Bank advances compared with the same period last year.

Net interest income for the first six months of 2017 was 7.8% higher at $8.4 million compared with $7.8 million for the same period in 2016. Net interest income after provision for loan losses was $8.2 million compared with $7.7 million for the same period in 2016. The provision for loan losses was $150 thousand in the first six months of 2017, up from $70 thousand for the same period of 2016. Net interest margin was 4.06% for the first half of 2017, down 19 basis points from 4.25% for the same period last year. As mentioned for the quarter, the growth in loan volume and 25 basis point decrease in average rate earned on loans contributed to the decrease in net interest margin. The average rate paid on interest-bearing liabilities increased 2 basis points compared to the first half of last year.

For the first half of 2017, noninterest income was $2.4 million, up $60 thousand, or 2.6%, compared with the same period in 2016. The increase was primarily attributed to a $167 thousand gain on the sale of securities in the first six months of 2017 compared with the prior year. Also, other income, income from retail brokerage services, and income from trust services increased $31 thousand, $28 thousand, and $6 thousand, respectively, compared with the first half of 2016. Partially offsetting these increases, income from mortgage banking services declined $44 thousand and loss on the disposition of assets was a $9 thousand more than the same period last year. Service charges on deposit accounts and income from insurance services also declined $4 thousand and $3 thousand, respectively, compared with the first half of 2016.

Noninterest expense increased $461 thousand for the first six months of 2017 compared with the same period last year mainly attributed to an increase in salary and employee benefits of $264 thousand. Other operating and data processing expenses increased $124 thousand and $117 thousand, respectively, when compared with the same period in 2016. In addition to expenses relating to our core system migration preparation, item processing costs have also increased and is expected to continue as we focus on growing noninterest-bearing deposit accounts. Partially offsetting these increases, equipment and occupancy expenses decreased $32 thousand and $12 thousand, respectively, in the first six months of 2017 compared with the prior year period.

Comparison of Financial Condition Statements

At June 30, 2017, total assets were $470.3 million, a $21.8 million increase from December 31, 2016. Growth in total loans of $30.1 million was primarily funded by an increase in total deposits of $19.7 million at June 30, 2017, primarily in noninterest-bearing and money market accounts. While investment securities remained relatively flat compared with June 30, 2016, interest-bearing deposits in other banks decreased $10.7 million shifting the asset mix towards loan growth.

Total loans increased $30.1 million to $322.7 million at June 30, 2017, compared with $292.5 million at December 31, 2016. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 68.6% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 25.6% of total assets at June 30, 2017. Compared with December 31, 2016, investment securities increased $225 thousand and certificates of deposit in other banks increased $2.0 million while interest-bearing deposits in other banks decreased $10.7 million. This resulted in an overall decrease in investments of $8.5 million since December 31, 2016.

Deposits increased to $391.0 million at the end of the second quarter of 2017, up $19.7 million from the end of 2016. The increase was primarily in noninterest-bearing deposits of $16.8 million and money market deposit accounts of $5.7 million. NOW and savings accounts also increased slightly by $1.9 million and $1.0 million, respectively, compared with year end 2016. Partially offsetting these increases, total certificates of deposit decreased $5.6 million when compared with December 31, 2016. At June 30, 2017, total deposits represented 83.2% of total assets.

Total debt remained flat at $34.5 million when compared with the end of 2016. Short-term borrowed funds consist of Federal Home Loan Bank advances of $8.4 million as of June 30, 2017, and December 31, 2016. All short-term borrowings are short-term portions of long-term principal reducing Federal Home Loan Bank advances. The Corporation will repay the Federal Home Loan Bank long-term advances as scheduled. The following table shows the major contractual obligations for the Corporation.

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

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 0.96% of total loans outstanding at June 30, 2017, compared with 1.07% at December 31, 2016, and 1.08% at June 30, 2016. Net charge-offs in the 2017 second quarter were $141 thousand compared with net recoveries of $7 thousand in the second quarter of 2016. Management considers the allowance for loan losses as of June 30, 2017, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.3 million, or 0.27% of total assets, in the second quarter of 2017, up from $373 thousand, or 0.08% of total assets, at the end of 2016, and up from $747 thousand, or 0.18% of total assets in the same period last year. Nonaccrual loans were $1.3 million in the second quarter of 2017 mostly concentrated in one $904 thousand agricultural real estate relationship.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	June 30, 2017	June 30, 2016
Commitments to extend credit	$23,550	$31,121
Standby letters of credit and financial guarantees	$2,853	$1,089

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

As of June 30, 2017, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 13.53%, which is 35 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements. The Corporation’s and the Bank’s risk-based capital ratios as of June 30, 2017, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
				2017	2019
				Required	Required
	Southwest			Minimum	Minimum
	Georgia	Southwest		Capital	Capital
	Financial	Georgia	For Well	Phase-in	Plus
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Guidelines	Buffer
Common Equity Tier 1 capital	12.59%	11.65%	6.50%	5.75%	7.00%
Tier 1 capital	12.59%	11.65%	8.00%	7.25%	8.50%
Total risk-based capital	13.53%	12.59%	10.00%	9.25%	10.50%
Tier 1 leverage ratio	8.96%	8.24%	5.00%	4.00%	4.00%

(1) Corporation meets the requirements of the exemption as a small bank holding company.

In June 2017, the Corporation paid a quarterly cash dividend of $0.11 per common share. A cash dividend of $0.11 per common share was also paid in March 2017. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Chief Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017, and 2016; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

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

Date: August 14, 2017