Form 10-Q
period 2017-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2017-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At November 3, 2017
Common Stock, $1 Par Value	2,547,437

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – September 30, 2017 (unaudited) and December 31, 2016 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months and the nine months ended September 30, 2017 and 2016.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the three months and the nine months ended September 30, 2017 and 2016.	4

d.	Consolidated statements of cash flows (unaudited) for the nine months ended September 30, 2017 and 2016.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	32

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	40

ITEM 4.	CONTROLS AND PROCEDURES	41

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	41

SIGNATURE		42

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2017 and December 31, 2016
	(Unaudited)	(Audited)
	September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$8,670,020	$7,700,522
Interest-bearing deposits in other banks	11,617,814	18,819,394
Cash and cash equivalents	20,287,834	26,519,916

Certificates of deposit in other banks	1,985,000	0

Investment securities available for sale, at fair value	54,947,116	53,565,503
Investment securities held to maturity (fair value
approximates $47,811,846 and $55,123,073)	46,954,600	54,602,535
Federal Home Loan Bank stock, at cost	2,463,700	1,874,200
Total investment securities	104,365,416	110,042,238

Loans	329,837,806	292,543,131
Less: Unearned income	(17,950)	(18,895)
Allowance for loan losses	(3,207,550)	(3,124,611)
Loans, net	326,612,306	289,399,625

Premises and equipment, net	11,890,861	11,209,285
Bank property held for sale	211,500	211,500
Foreclosed assets	903,842	126,713
Intangible assets	23,438	35,156
Bank owned life insurance	5,456,848	5,356,683
Other assets	5,482,002	5,600,114

Total assets	$477,219,047	$448,501,230

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$29,078,175	$47,420,335
Money Market	116,769,151	95,658,654
Savings	30,982,353	29,006,734
Certificates of deposit $100,000 and over	41,206,614	43,234,832
Other time accounts	38,242,851	39,524,168
Total interest-bearing deposits	256,279,144	254,844,723
Noninterest-bearing deposits	128,477,333	116,648,264
Total deposits	384,756,477	371,492,987

Short-term borrowed funds	22,114,286	8,447,619
Long-term debt	24,771,429	26,028,571
Other liabilities	4,560,398	4,109,719
Total liabilities	436,202,590	410,078,896

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	31,701,533	31,701,533
Retained earnings	32,583,013	30,333,410
Accumulated other comprehensive loss	(1,441,471)	(1,785,991)
Treasury stock, at cost 1,746,398 shares for 2017
and 2016	(26,120,453)	(26,120,453)
Total stockholders' equity	41,016,457	38,422,334

Total liabilities and stockholders' equity	$477,219,047	$448,501,230

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2017	2016	2017	2016
Interest income:
Interest and fees on loans	$4,169,805	$3,784,837	$11,995,851	$11,017,174
Interest on taxable securities available for sale	283,567	220,638	876,365	733,346
Interest on taxable securities held to maturity	31,135	42,079	101,715	137,402
Interest on tax exempt securities	301,712	312,819	933,590	944,124
Dividends	26,152	22,031	72,531	67,976
Interest on deposits in other banks	35,238	26,024	125,437	64,784
Interest on certificates of deposit in other banks	11,822	0	23,058	52
Total interest income	4,859,431	4,408,428	14,128,547	12,964,858

Interest expense:
Interest on deposits	280,202	242,930	821,006	676,128
Interest on federal funds purchased	409	3	1,064	8
Interest on other short-term borrowings	61,556	28,470	114,050	76,048
Interest on long-term debt	130,284	140,933	407,550	429,473
Total interest expense	472,451	412,336	1,343,670	1,181,657
Net interest income	4,386,980	3,996,092	12,784,877	11,783,201
Provision for loan losses	75,000	45,000	225,000	115,000
Net interest income after provision for loan losses	4,311,980	3,951,092	12,559,877	11,668,201

Noninterest income:
Service charges on deposit accounts	259,949	276,733	787,061	808,294
Income from trust services	54,407	53,528	163,840	156,791
Income from retail brokerage services	84,194	89,684	280,928	258,220
Income from insurance services	347,244	310,145	1,157,949	1,123,928
Income from mortgage banking services	15,452	89,438	154,421	272,102
Net gain (loss) on sale or disposition of assets	394	410	(9,388)	(177)
Net gain on sale of securities	19,795	57,052	186,610	168,919
Other income	187,445	183,288	631,127	595,505
Total noninterest income	968,880	1,060,278	3,352,548	3,383,582

Noninterest expense:
Salaries and employee benefits	2,335,463	2,221,615	6,953,403	6,575,324
Occupancy expense	290,240	297,253	845,015	864,372
Equipment expense	214,814	182,431	632,768	632,589
Data processing expense	374,867	349,621	1,145,937	1,004,167
Amortization of intangible assets	3,906	3,906	11,719	11,719
Other operating expenses	848,901	683,905	2,348,324	2,058,939
Total noninterest expenses	4,068,191	3,738,731	11,937,166	11,147,110
Income before income taxes	1,212,669	1,272,639	3,975,259	3,904,673
Provision for income taxes	261,140	299,884	885,001	872,699
Net income	$951,529	$972,755	3,090,258	3,031,974

Earnings per share of common stock:
Net income, basic	$0.37	$0.38	$1.21	$1.19
Net income, diluted	$0.37	$0.38	$1.21	$1.19
Dividends paid per share	$0.11	$0.11	$0.33	$0.31
Weighted average shares outstanding	2,547,437	2,547,837	2,547,437	2,547,837
Diluted average shares outstanding	2,547,437	2,547,837	2,547,437	2,547,837

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2017	2016	2017	2016

Net income	$951,529	$972,755	$3,090,258	$3,031,974
Other comprehensive income:
Unrealized holding gains (losses) on investment securities available for sale	65,463	(162,813)	708,611	1,281,757
Reclassification adjustment for gains realized in income	(19,795)	(57,052)	(186,610)	(144,034)
Less: Tax effect	15,527	(74,754)	177,481	386,826
Total other comprehensive income (loss), net of tax	30,141	(145,111)	344,520	750,897
Total comprehensive income	$981,670	$827,644	$3,434,778	$3,782,871

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	(Unaudited)	(Unaudited)
	2017	2016
Cash flows from operating activities:
Net income	$3,090,258	$3,031,974
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	225,000	115,000
Depreciation	655,275	688,790
Net amortization of investment securities	302,635	205,981
Income on cash surrender value of bank owned life insurance	(100,165)	(94,169)
Amortization of intangibles	11,719	11,719
Loss on sale of foreclosed assets	8,892	0
Net gain on sale of securities	(186,610)	(168,919)
Net loss on disposal of other assets	1,594	1,275
Change in:
Other assets	(59,371)	(381,169)
Other liabilities	450,679	674,355
Net cash provided by operating activities	4,399,906	4,084,837

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	7,487,642	4,227,615
Proceeds from calls, paydowns and maturities of securities AFS	482,585	10,160,070
Proceeds from Federal Home Loan Bank Stock repurchase	424,600	413,700
Proceeds from sale of securities available for sale	5,741,211	11,933,634
Proceeds from sale of securities held to maturity	0	576,834
Proceeds from maturities of certificates of deposit in other banks	0	245,000
Purchase of securities held to maturity	0	(478,559)
Purchase of securities available for sale	(7,039,139)	(14,680,561)
Purchase of Federal Home Loan Bank Stock	(1,014,100)	(418,700)
Purchase of certificates of deposit in other banks	(1,985,000)	0
Net change in loans	(38,303,523)	(36,538,675)
Purchase of premises and equipment	(1,347,213)	(1,304,463)
Proceeds from sales of fixed assets and foreclosed assets	88,588	0
Net cash used by investing activities	(35,464,349)	(25,864,105)

Cash flows from financing activities:
Net change in deposits	13,263,491	25,240,406
Payment of short-term portion of long-term debt	(7,590,476)	(6,733,333)
Proceeds from issuance of short-term debt	7,000,000	857,143
Proceeds from issuance of long-term debt	13,000,000	5,142,857
Cash dividends paid	(840,654)	(789,829)
Net cash provided by financing activities	24,832,361	23,717,244

Increase (decrease) in cash and cash equivalents	(6,232,082)	1,937,976
Cash and cash equivalents - beginning of period	26,519,916	31,080,273
Cash and cash equivalents - end of period	$20,287,834	$33,018,249

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$903,842	$44,963
Unrealized gain on securities available for sale	$522,001	$1,137,723
Sale of foreclosed properties through loans	$38,000	$0
Net reclass between short and long-term debt	$14,257,143	$6,733,333

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

Nature of Operations

The Corporation offers comprehensive financial services to consumer, business, and governmental entity customers through its banking offices in southwest Georgia. Its primary deposit products are money market, NOW, savings and certificates of deposit, and its primary lending products are consumer and commercial mortgage loans. In addition to conventional banking services, the Corporation provides investment planning and management, trust management, and commercial and individual insurance products. Insurance products and advice are provided by the Bank’s Southwest Georgia Insurance Services Division.

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in the counties of Colquitt, Baker, Worth, Lowndes and the surrounding counties of southwest Georgia. The Bank operates five branch offices in its trade area. It also has three non-deposit taking locations. Trust and retail brokerage services are offered at an office building located at 25 2nd Avenue SW in Moultrie, lending services are offered in Valdosta at 3520 North Valdosta Road, and lending services are offered at 301 N. Virginia Avenue in Tifton.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $331,432 at September 30, 2017.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At September 30, 2017, the foreclosed assets recorded were not considered to be residential real estate.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of less than two years.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At September 30, 2017, and December 31, 2016, the policies had a value of $5,456,848 and $5,356,683, respectively, and were 13.3% and 13.9%, respectively, of stockholders’ equity. These values are within regulatory guidelines.

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

The Corporation reports income under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Recognition of deferred tax assets is based on management’s belief that it is more likely than not that the tax benefit associated with certain temporary differences and tax credits will be realized.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $52,967 and $133,111 for the three and nine month periods ended September 30, 2017, respectively.

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

As of September 30, 2017, the Bank is considered to be well-capitalized under the Basel III Capital Rules.

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

Cash and Cash Equivalents:

For disclosure purposes for cash and due from banks, interest bearing deposits in other banks and federal funds sold, the carrying amount is a reasonable estimate of fair value.

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

Bank Owned Life Insurance:

For disclosure purposes, for cash surrender value of life insurance, the carrying value is a reasonable estimate of fair value.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016.

September 30, 2017	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$0	$974,490	$0	$974,490
U.S. government agency securities	0	44,234,475	0	44,234,475
State and municipal securities	0	7,600,999	0	7,600,999
Residential mortgage-backed securities	0	2,036,772	0	2,036,772
Equity securities	0	100,380	0	100,380
Total	$0	$54,947,116	$0	$54,947,116

December 31, 2016	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$0	$962,150	$0	$962,150
U.S. government agency securities	0	40,984,897	0	40,984,897
State and municipal securities	0	6,452,597	0	6,452,597
Residential mortgage-backed securities	0	2,529,314	0	2,529,314
Corporate notes	0	2,524,165	0	2,524,165
Equity securities	0	112,380	0	112,380
Total	$0	$53,565,503	$0	$53,565,503

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2017, and December 31, 2016.

September 30, 2017	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$903,842	$903,842
Impaired loans	0	0	4,278,077	4,278,077
Total assets at fair value	$0	$0	$5,181,919	$5,181,919

December 31, 2016	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$126,713	$126,713
Impaired loans	0	0	3,011,472	3,011,472
Total assets at fair value	$0	$0	$3,138,185	$3,138,185

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2017, and December 31, 2016, are as follows:

		Estimated Fair Value
September 30, 2017	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$20,288	$20,288	$0	$0	$20,288
Certificates of deposit in other banks	1,985	1,985	0	0	1,985
Investment securities available for sale	54,947	0	54,947	0	54,947
Investment securities held to maturity	46,955	0	47,812	0	47,812
Federal Home Loan Bank stock	2,464	0	2,464	0	2,464
Loans, net	326,612	0	320,926	4,278	325,204
Bank owned life insurance	5,457	0	5,457	0	5,457
Liabilities:
Deposits	384,756	0	385,008	0	385,008
Federal Home Loan Bank advances	46,886	0	46,793	0	46,793

		Estimated Fair Value
December 31, 2016	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$26,520	$26,520	$0	$0	$26,520
Certificates of deposit in other banks	0	0	0	0	0
Investment securities available for sale	53,566	0	53,566	0	53,566
Investment securities held to maturity	54,603	0	55,123	0	55,123
Federal Home Loan Bank stock	1,874	0	1,874	0	1,874
Loans, net	289,400	0	286,869	3,011	289,880
Bank owned life insurance	5,357	0	5,357	0	5,357
Liabilities:
Deposits	371,493	0	371,793	0	371,793
Federal Home Loan Bank advances	34,476	0	34,337	0	34,337

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

NOTE 3

Investment Securities

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at September 30, 2017, and December 31, 2016, were as follows:

Securities Available For Sale:

September 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$979,470	$0	$4,980	$974,490
U.S. government agency securities	44,003,490	793,816	562,831	44,234,475
State and municipal securities	7,505,040	122,194	26,235	7,600,999
Residential mortgage-backed securities	1,967,371	70,265	864	2,036,772

Total debt securities AFS	54,455,371	986,275	594,910	54,846,736
Equity securities	100,380	0	0	100,380
Total securities AFS	$54,555,751	$986,275	$594,910	$54,947,116

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$977,967	$0	$15,817	$962,150
U.S. government agency securities	41,117,402	697,811	830,316	40,984,897
State and municipal securities	6,537,093	25,170	109,666	6,452,597
Residential mortgage-backed securities	2,454,282	76,284	1,252	2,529,314
Corporate notes	2,497,016	27,944	795	2,524,165

Total debt securities AFS	53,583,760	827,209	957,846	53,453,123
Equity securities	112,380	0	0	112,380
Total securities AFS	$53,696,140	$827,209	$957,846	$53,565,503

Securities Held to Maturity:

September 30, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$43,580,427	$765,970	$17,608	$44,328,789
Residential mortgage-backed securities	3,374,173	108,884	0	3,483,057

Total securities HTM	$46,954,600	$874,854	$17,608	$47,811,846

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$50,435,624	$508,109	$117,077	$50,826,656
Residential mortgage-backed securities	4,166,911	129,506	0	4,296,417

Total securities HTM	$54,602,535	$637,615	$117,077	$55,123,073

The amortized cost and estimated fair value of securities at September 30, 2017, and December 31, 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

September 30, 2017
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	14,464,631	14,727,470
After five through ten years	36,074,391	36,152,596
After ten years	3,916,349	3,966,670

Total debt securities AFS	54,455,371	54,846,736
Equity securities	100,380	100,380
Total securities AFS	$54,555,751	$54,947,116

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$8,334,947	$8,354,920
After one through five years	21,995,877	22,330,418
After five through ten years	13,642,518	14,065,982
After ten years	2,981,258	3,060,526

Total securities HTM	$46,954,600	$47,811,846

December 31, 2016
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	10,130,179	10,303,973
After five through ten years	39,818,677	39,507,820
After ten years	3,634,904	3,641,330

Total debt securities AFS	53,583,760	53,453,123
Equity securities	112,380	112,380
Total securities AFS	$53,696,140	$53,565,503

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$7,939,740	$7,941,397
After one through five years	26,537,314	26,786,525
After five through ten years	15,178,560	15,493,803
After ten years	4,946,921	4,901,348

Total securities HTM	$54,602,535	$55,123,073

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

September 30, 2017	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$4,980	$974,490	$0	$0
U.S. government agency securities	527,903	18,541,258	34,928	962,870
State and municipal securities	12,760	2,260,529	13,475	677,896
Residential mortgage-backed securities	864	216,393	0	0
Total debt securities available for sale	$546,507	$21,992,670	$48,403	$1,640,766

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$15,430	$2,895,378	$2,178	$1,613,290
Total securities held to maturity	$15,430	$2,895,378	$2,178	$1,613,290

December 31, 2016	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$15,817	$962,150	$0	$0
U.S. government agency securities	830,316	19,330,575	0	0
State and municipal securities	109,666	4,676,685	0	0
Residential mortgage-backed securities	1,252	311,851	0	0
Corporate notes	0	0	795	499,205
Total debt securities available for sale	$957,051	$25,281,261	$795	$499,205

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$117,077	$16,162,203	$0	$0
Total securities held to maturity	$117,077	$16,162,203	$0	$0

During the three months ended September 30, 2017, two U.S. Government Agencies were sold in the amount of $3,065,000 resulting in a realized gain of $19,795. During the first half of 2017, two corporate notes were sold in the amount of $2,540,000 resulting in a realized gain of $42,604, and 2,400 shares of available for sale Federal Agricultural Mortgage Corporation equity securities were sold in the amount of $136,211 resulting in a realized gain of $124,211.

During the three months ended September 30, 2016, one available for sale U.S. Government Agency security was sold in the amount of $1,549,453, resulting in a gain of $57,052. In the first half of 2016, we sold available for sale U.S. Government Agency securities in the amount of $10,036,609 resulting in a net realized gain of $76,524. Also, available for sale mortgage-backed securities in the amount of $347,572 and held to maturity mortgage-backed securities in the amount of $576,834 were sold in the first half of 2016 for net gains of $10,458 and $24,885, respectively. These transactions occurred in order to provide liquidity and remove small lots of mortgage-backed securities. These small lots of held to maturity mortgage-backed securities sold were paid down to over 85% of face value.

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

At September 30, 2017, thirty-five debt securities with unrealized losses have depreciated 2.1% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available-for-sale. No declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at September 30, 2017 and December 31, 2016, were as follows:

	September 30, 2017		December 31, 2016

Commercial, financial and agricultural loans	$75,372,558	22.9%	$70,999,423	24.3%
Real estate:
Construction loans	25,712,412	7.8%	25,999,295	8.9%
Commercial mortgage loans	103,374,781	31.3%	91,732,812	31.3%
Residential loans	95,823,402	29.1%	83,270,983	28.5%
Agricultural loans	25,527,651	7.7%	16,580,126	5.7%
Consumer & other loans	4,027,002	1.2%	3,960,492	1.3%

Loans outstanding	329,837,806	100.0%	292,543,131	100.0%

Unearned interest and discount	(17,950)		(18,895)
Allowance for loan losses	(3,207,550)		(3,124,611)
Net loans	$326,612,306		$289,399,625

The Corporation’s only significant concentration of credit at September 30, 2017, occurred in real estate loans which totaled $250,438,246 compared with $217,583,216 at December 31, 2016. However, this amount was not concentrated in any specific segment within the market or geographic area.

Certain 1-4 family and multifamily mortgage loans are pledged to Federal Home Loan Bank to secure outstanding advances. At September 30, 2017, $49,979,415 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at September 30, 2017.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$25,753,218
After one year but within five years	49,145,359
After five years	26,186,393

Total	$101,084,970

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at September 30, 2017.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial, agricultural and construction	$ 68,584,874	$ 6,746,878	$ 75,331,752

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

Loans placed on nonaccrual status amounted to $1,549,366 and $246,320 at September 30, 2017, and December 31, 2016, respectively. There were no past due loans over ninety days and still accruing at September 30, 2017, or December 31, 2016. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $22,891 for September 30, 2017, and $476 for December 31, 2016.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of September 30, 2017
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$571,348	$0	$571,348	$246,932	$74,554,278	$75,372,558
Real estate:
Construction loans	336,089	0	336,089	203,272	25,173,051	25,712,412
Commercial mortgage loans	416,273	0	416,273	757,085	102,201,423	103,374,781
Residential loans	609,643	0	609,643	333,196	94,880,563	95,823,402
Agricultural loans	313,298	0	313,298	0	25,214,353	25,527,651
Consumer & other loans	53,737	0	53,737	8,881	3,964,384	4,027,002

Total loans	$2,300,388	$0	$2,300,388	$1,549,366	$325,988,052	$329,837,806

	Age Analysis of Past Due Loans As of December 31, 2016
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$1,264,998	$0	$1,264,998	$38,798	$69,695,627	$70,999,423
Real estate:
Construction loans	66,931	0	66,931	207,522	25,724,842	25,999,295
Commercial mortgage loans	1,268,405	0	1,268,405	0	90,464,407	91,732,812
Residential loans	1,376,671	0	1,376,671	0	81,894,312	83,270,983
Agricultural loans	0	0	0	0	16,580,126	16,580,126
Consumer & other loans	65,127	0	65,127	0	3,895,365	3,960,492

Total loans	$4,042,132	$0	$4,042,132	$246,320	$288,254,679	$292,543,131

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

At September 30, 2017, and December 31, 2016, impaired loans amounted to $4,750,140 and $3,560,901, respectively. A reserve amount of $472,063 and $549,429 were recorded in the allowance for loan losses for these impaired loans as of September 30, 2017, and December 31, 2016, respectively.

The following tables present impaired loans, segregated by class of loans as of September 30, 2017, and December 31, 2016:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
September 30, 2017	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$310,921	$0	$310,921	$310,921	$12,012	$131,489	$8,363
Real estate:
Construction loans	440,956	320,156	0	320,156	0	235,379	13,688
Commercial mortgage loans	1,617,584	757,085	860,499	1,617,584	225,302	4,748,813	41,683
Residential loans	2,408,020	243,383	2,083,962	2,327,345	229,055	4,748,549	86,316
Agricultural loans	146,907	146,907	0	146,907	0	685,432	5,734
Consumer & other loans	27,227	1,468	25,759	27,227	5,694	8,292	257

Total loans	$4,951,615	$1,468,999	$3,281,141	$4,750,140	$472,063	$10,557,954	$156,041

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2016	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$102,086	$4,798	$97,288	$102,086	$12,021	$21,154	$2,464
Real estate:
Construction loans	247,015	126,215	0	126,215	0	168,432	12,691
Commercial mortgage loans	880,670	0	880,670	880,670	245,472	4,005,175	46,195
Residential loans	2,223,421	230,610	1,971,899	2,202,509	291,936	3,272,528	122,370
Agricultural loans	246,175	246,175	0	246,175	0	851,740	8,150
Consumer & other loans	3,246	3,246	0	3,246	0	6,501	201

Total loans	$3,702,613	$611,044	$2,949,857	$3,560,901	$549,429	$8,325,530	$192,071

At September 30, 2016, the year-to-date average recorded investment of impaired loans was $7,539,696 and the interest income received during impairment was $143,524.

At September 30, 2017, and December 31, 2016, included in impaired loans were $5,318 and $914,378, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at September 30, 2017, and December 31, 2016, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of September 30, 2017, and December 31, 2016. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	September 30, 2017
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	3,850	0	1	3,850	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	1,468	0	1	1,468	0	0
Total TDR’s	$5,318	$0	2	$5,318	0	$0

	December 31, 2016
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	4,853	0	1	4,853	0	0
Agricultural loans	906,279	0	3	906,279	0	0
Consumer & other loans	3,246	0	1	3,246	0	0
Total TDR’s	$914,378	$0	5	$914,378	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at September 30, 2017, and December 31, 2016.

	September 30, 2017				December 31, 2016
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	2	5,318	0	0	5	914,378	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	2	$5,318	0	$0	5	$914,378	0	$0

As of September 30, 2017, and December 31, 2016, the Corporation had a balance of $5,318 and $914,378, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at September 30, 2017, and December 31, 2016. The Corporation had no balance in the allowance for loan losses allocated to such troubled debt restructurings at September 30, 2017, or December 31, 2016. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2017.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of September 30, 2017, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of September 30, 2017, and December 31, 2016:

September 30, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,334,834	$0	$0	$24,184	$0	$399,220	$1,758,238
Grade 2- Above Avg.	0	0	0	0	0	54,683	54,683
Grade 3- Acceptable	27,878,528	2,735,722	30,227,267	28,318,753	12,239,321	1,214,977	102,614,568
Grade 4- Fair	44,700,727	22,656,533	67,350,012	62,775,779	12,761,501	2,315,882	212,560,434
Grade 5a- Watch	327,370	0	1,041,995	770,338	39,972	8,881	2,188,556
Grade 5b- OAEM	635,424	203,273	2,830,391	1,093,966	339,950	3,023	5,106,027
Grade 6- Substandard	413,690	116,884	1,925,116	2,840,382	146,907	21,455	5,464,434
Grade 7- Doubtful	81,985	0	0	0	0	8,881	90,866
Total loans	$75,372,558	$25,712,412	$103,374,781	$95,823,402	$25,527,651	$4,027,002	$329,837,806

December 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$615,535	$0	$0	$24,963	$0	$395,765	$1,036,263
Grade 2- Above Avg.	0	0	0	7,172	289,561	10,195	306,928
Grade 3- Acceptable	28,049,484	7,456,101	24,383,326	29,654,781	8,899,344	1,343,547	99,786,583
Grade 4- Fair	40,358,471	18,402,769	62,023,892	48,747,687	6,306,754	2,182,145	178,021,718
Grade 5a- Watch	111,488	0	1,071,667	832,624	22,642	16,002	2,054,423
Grade 5b- OAEM	1,561,359	14,210	2,883,133	1,260,719	0	3,247	5,722,668
Grade 6- Substandard	214,862	126,215	1,370,794	2,743,037	1,061,825	9,591	5,526,324
Grade 7- Doubtful	88,224	0	0	0	0	0	88,224
Total loans	$70,999,423	$25,999,295	$91,732,812	$83,270,983	$16,580,126	$3,960,492	$292,543,131

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and nine month periods ended September 30, 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.06% for the nine months ended September 30, 2017, compared with 0.02% at December 31, 2016.

Three months ended September 30, 2017:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, June 30, 2017	$209,320	$1,043,083	$1,192,098	$375,958	$86,656	$188,872	$3,095,987

Charge-offs	0	0	0	0	0	0	0
Recoveries	35,375	0	0	0	0	1,188	36,563
Net charge-offs	(35,375)	0	0	0	0	(1,188)	(36,563)
Provisions charged to operations	43,278	0	0	28,751	0	2,971	75,000
Balance at end of period, September 30, 2017	$287,973	$1,043,083	$1,192,098	$404,709	$86,656	$193,031	$3,207,550

 Nine months ended September 30, 2017:

September 30, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Charge-offs	113,334	0	0	59,764	0	8,548	181,646
Recoveries	37,013	0	0	0	0	2,572	39,585
Net charge-offs	76,321	0	0	59,764	0	5,976	142,061
Provisions charged to operations	173,027	0	0	44,284	0	7,689	225,000
Balance at end of period, September 30, 2017	$287,973	$1,043,083	$1,192,098	$404,709	$86,656	$193,031	$3,207,550

Ending balance -
Individually evaluated for impairment	$12,012	$0	$225,302	$229,055	$0	$5,694	$472,063
Collectively evaluated for impairment	275,961	1,043,083	966,796	175,654	86,656	187,337	2,735,487
Balance at end of period	$287,973	$1,043,083	$1,192,098	$404,709	$86,656	$193,031	$3,207,550

Loans :
Ending balance -
Individually evaluated for impairment	$310,921	$320,156	$4,745,205	$2,378,335	$146,907	$27,227	$7,928,751
Collectively evaluated for impairment	75,061,637	25,392,256	98,629,576	93,445,067	25,380,744	3,999,775	321,909,055
Balance at end of period	$75,372,558	$25,712,412	$103,374,781	$95,823,402	$25,527,651	$4,027,002	$329,837,806

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2016.

December 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Charge-offs	103,387	0	0	3,394	0	9,225	116,006
Recoveries	28,303	0	0	16,994	0	3,078	48,375
Net charge-offs	75,084	0	0	(13,600)	0	6,147	67,631
Provisions charged to operations	121,570	0	0	24,698	0	13,732	160,000
Balance at end of period, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Ending balance -
Individually evaluated for impairment	$12,021	$0	$245,472	$291,936	$0	$0	$549,429
Collectively evaluated for impairment	179,246	1,043,083	946,626	128,253	86,656	191,318	2,575,182
Balance at end of period	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Loans :
Ending balance -
Individually evaluated for impairment	$102,086	$126,215	$4,496,700	$2,281,439	$1,061,826	$3,246	$8,071,512
Collectively evaluated for impairment	70,897,337	25,873,080	87,236,112	80,989,544	15,518,300	3,957,246	284,471,619
Balance at end of period	$70,999,423	$25,999,295	$91,732,812	$83,270,983	$16,580,126	$3,960,492	$292,543,131

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

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of trust, retail brokerage and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, as well as Baker, Lowndes, Tift and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have five full service banking facilities, six automated teller machines, and a loan production office in Tifton, Georgia.

Our strategy is to:

•         maintain the diversity of our revenue, including both interest and noninterest income;

•         strengthen our sales and marketing efforts while developing our employees to provide the best possible service to our customers;

•         expand our market share where opportunity exists; and

•         grow outside of our current geographic market either through de-novo branching or acquisitions into areas proximate to our current market area.

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, in 2010 we began expanding geographically in Valdosta, Georgia, with two full-service banking centers and most recently added a commercial banking center in August 2014. Continuing to expand our geographical footprint, in January 2016, a loan production office was opened in the neighboring community of Tifton, Georgia. Construction has begun on a new full-service banking center in Tifton and it is expected to be completed in the first half of 2018.

The Corporation’s profitability, like most financial institutions, is dependent to a large extent upon net interest income, which is the difference between the interest received on earning assets and the interest paid on interest-bearing liabilities. The Corporation’s earning assets are primarily loans, securities, and short-term interest-bearing deposits with banks, and the interest-bearing liabilities are principally customer deposits and borrowings. Net interest income is highly sensitive to fluctuations in interest rates. After the overnight borrowing rate for banks remained at a range of 0% to 0.25% from December 2008 to December 2015, the Federal Reserve Bank began increasing it incrementally, and as of September 30, 2017, it has been increased by approximately 1% to a range of 1% to 1.25%. To address interest rate fluctuations, we manage our balance sheet in an effort to diminish the impact should interest rates suddenly change.

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the third quarter of 2017, noninterest income was 16.6% of the Corporation’s total revenue.

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

The Corporation’s nonperforming assets increased to $2.5 million at the end of September 30, 2017, up $2.1 million compared with December 31, 2016, and up $2.0 million from the same period last year. Foreclosed assets were $904 thousand at September 30, 2017, compared with foreclosed assets of $127 thousand at both December 31, 2016, and September 30, 2016. While the current level is significantly higher than last year, it remains extremely low by historical standards.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of September 30, 2017, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at September 30, 2017, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At September 30, 2017, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2017, total capital increased $2.6 million to $41.0 million and increased $1.9 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.59% as of September 30, 2017, and average equity-to-average asset ratio for the third quarter ending September 30, 2017, of 8.71%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2017, was $952 thousand, down $21 thousand from net income of $973 thousand for the third quarter of 2016. Net interest income for the third quarter grew $391 thousand, or 10%, to $4.4 million driven by a 12% higher average loan volume. This revenue growth was more than offset by a $329 thousand increase in noninterest expense due to a mass reissue of debit cards, other system migration costs and increased salaries and employee benefits. Noninterest income also decreased $91 thousand compared with the third quarter of 2016 primarily due to lower mortgage banking services income.

On a per share basis, net income for the third quarter was $.37 per diluted share compared with $.38 per diluted share for the same quarter in 2016. The weighted average common diluted shares outstanding for the quarter were 2.547 million, down from 2.548 million third quarter last year. At September 30, 2017, the Corporation had no outstanding instruments with a dilutive effect on shares outstanding.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2017	2017	2017	2016	2016
Return on average total assets	0.81%	0.92%	0.91%	0.89%	0.89%
Return on average total equity	9.26%	10.69%	10.91%	10.23%	9.95%
Average shareholders’ equity to average total assets	8.71%	8.56%	8.38%	8.65%	8.97%
Net interest margin (tax equivalent)	4.14%	4.15%	3.98%	3.97%	4.12%

Comparison of Statements of Income for the Quarter

Total interest income increased $451 thousand to $4.9 million for the three months ended September 30, 2017, compared with the same period in 2016, reflecting an increase in interest income and fees on loans of $385 thousand. Interest income and dividends from investment securities increased $45 thousand compared with the same period last year. Interest on certificates of deposit and deposits and in other banks increased $12 thousand and $9 thousand, respectively, when compared with the third quarter of 2016.

Total interest expense increased $60 thousand, or 15%, to $472 thousand in the third quarter of 2017 compared with the same period in 2016. Interest paid on deposits increased $37 thousand, or 15%, during the third quarter of 2017 due to a $14.5 million increase in average interest-bearing deposit volume. Total borrowings increased $23 thousand compared with the same quarter in 2016.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $4.4 million for the third quarter of 2017 compared with $4.0 million in net interest income in the 2016 third quarter. Net interest income after provision for loan losses for the third quarter of 2017 was $4.3 million compared with $4.0 million for the same period in 2016 as the third quarter provision for loan losses was up $30 thousand to $75 thousand in 2017. The Corporation’s net interest margin was 4.14% for the third quarter of 2017, up 2 basis points from the same period last year. The slightly higher net interest margin was mostly a result of an asset mix shift towards loan growth.

Noninterest income, at 16.6% of the Corporation’s total revenue for the quarter, was $969 thousand for the third quarter, down $91 thousand compared with the same period in 2016. The decrease in noninterest income was primarily the result of a $74 thousand decrease in mortgage banking services income. The Corporation is in the process of dissolving its commercial mortgage banking subsidiary, Empire Financial Services, Inc., as net assets currently consist of only cash. Also contributing to the decrease was a $37 thousand lower gain on the sale of investment securities compared with the prior year third quarter, as well as a decrease in income from service charges on deposit accounts and retail brokerage services of $17 thousand and $5 thousand, respectively. Partially offsetting these decreases was a $37 thousand increase in income from insurance services and a $4 thousand increase in other income compared with the third quarter last year. Income from trust services and gains on the disposition of assets remained relatively flat compared with the third quarter last year.

Noninterest expense was $4.1 million for the third quarter of 2017, an increase of $329 thousand when compared with the third quarter of 2016. Other operating expense increased $165 thousand compared with the prior year third quarter due mostly to a mass reissue of debit card and other costs related to migration to a new core processing provider. The largest component of noninterest expense, salaries and employee benefits, increased $114 thousand to $2.3 million for the third quarter mainly due to personnel growth initiatives and higher incentive compensation. Equipment and data processing expense also increased $32 thousand and $25 thousand, respectively, compared with the third quarter last year, which were also related to the core processor migration. Slightly offsetting these increases, occupancy expenses decreased $7 thousand compared with the third quarter a year ago.

Comparison of Statements of Income for the Nine-month Period

Total interest income for the first nine months of 2017 increased $1.2 million to $14.1 million when compared with the same period in 2016. This increase was largely due to a $979 thousand increase in interest income and fees on loans due to a $35.8 million higher average loan volume compared with the first nine months of 2016. Interest income and dividends from investment securities increased by $101 thousand due to a $5.6 million higher average volume of investment securities when compared with the first nine months of last year. Interest on deposits and certificates of deposit in banks also increased $61 thousand and $23 thousand, respectively, compared to the same period last year.

Total interest expense for the nine-month period ended September 30, 2017, increased $162 thousand, or 13.7%, to $1.3 million compared with the same period in 2016. The increase in interest expense was mostly related to higher interest paid on interest-bearing deposits of $145 thousand compared with the first nine months of 2016. Interest expense on total borrowings also increased $17 thousand for the first nine months of 2017 due to increased rates on Federal Home Loan Bank advances compared with the same period last year.

Net interest income for the first nine months of 2017 was 8.5% higher at $12.8 million compared with $11.8 million for the same period in 2016. Net interest income after provision for loan losses was $12.6 million compared with $11.7 million for the same period in 2016. The provision for loan losses was $225 thousand in the first nine months of 2017, up from $115 thousand for the same period of 2016. Net interest margin was 4.09% for the first nine months of 2017, down 11 basis points from 4.20% for the same period last year. As mentioned for the quarter, the growth in loan volume and 20 basis point decrease in average rate earned on loans contributed to the decrease in net interest margin. The average rate paid on interest-bearing liabilities increased 3 basis points compared to the first half of last year.

For the first nine months of 2017, noninterest income was $3.4 million, down $31 thousand compared with the same period in 2016. The decrease was primarily attributed to lower mortgage banking income of $118 thousand and a decrease in income from service charges on deposit accounts of $21 thousand compared with the first nine months of 2016. Net loss on disposition of assets was also $9 thousand more than the same period last year. Partially offsetting these decreases, other income, income from insurance services, and income from retail brokerage services were up $36 thousand, $34 thousand, and $23 thousand, respectively, compared with the first nine months of 2016. Also, gain on the sale of securities in the first nine months of 2017 was $18 thousand higher compared with the prior year. Income from trust services increased $7 thousand from the prior year period as well.

Noninterest expense increased $790 thousand for the first nine months of 2017 compared with the same period last year mainly attributed to an increase in salary and employee benefits of $378 thousand related to staffing the Tifton expansion and greater incentive based income. Other operating and data processing expenses increased $289 thousand and $142 thousand, respectively, when compared with the same period in 2016. These expenses were driven by migration to a new core processing system, professional fees and activity based computer expenses. Partially offsetting these increases, occupancy expenses decreased $19 thousand in the first nine months of 2017 compared with the prior year period while equipment expense remained flat.

Comparison of Financial Condition Statements

At September 30, 2017, total assets were $477.2 million, a $28.7 million increase from December 31, 2016. Growth in total loans of $37.3 million was primarily funded by an increase in total deposits of $13.3 million at September 30, 2017, primarily in money market and noninterest-bearing deposit accounts, and an increase in borrowed funds of $12.4 million. Interest-bearing deposits in other banks decreased $7.2 million and investment securities decreased $5.7 million compared with December 31, 2016, shifting the asset mix towards loan growth.

Total loans increased $37.3 million to $329.8 million at September 30, 2017, compared with $292.5 million at December 31, 2016. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 69.1% of total assets.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 24.7% of total assets at September 30, 2017. Compared with December 31, 2016, interest-bearing deposits in other banks decreased $7.2 million and investment securities decreased $5.7 million while certificates of deposit in other banks increased $2.0 million. This resulted in an overall decrease in investments of $10.9 million since December 31, 2016.

Deposits increased to $384.8 million at the end of the third quarter of 2017, up $13.3 million from the end of 2016. The increase was primarily in money market deposit accounts of $21.1 million and noninterest-bearing deposits of $11.8 million. Savings accounts also increased slightly by $2.0 million compared with year end 2016. Partially offsetting these increases, NOW accounts decreased $18.3 million and total certificates of deposit decreased $3.3 million when compared with December 31, 2016. At September 30, 2017, total deposits represented 80.6% of total assets.

Total debt increased $12.4 million to $46.9 million when compared with the end of 2016. Short-term borrowed funds consist of Federal Home Loan Bank advances of $22.1 million as of September 30, 2017, compared with $8.4 million at December 31, 2016. $7.1 million of short-term borrowings are short-term portions of long-term principal reducing Federal Home Loan Bank advances. The Corporation will repay the Federal Home Loan Bank long-term advances as scheduled. The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	September 30,	December 31,	September 30,
	2017	2016	2016

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	$0	$5,000,000	$5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	0	5,000,000	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually).	0	1,800,000	1,800,000

Advance from FHLB with a 1.259% fixed rate of interest maturing September 30, 2020 (principal reducing hybrid advance with principal reductions of $1.6 million).	3,200,000	4,800,000	4,800,000

Advance from FHLB with a 1.9425% fixed rate of interest maturing December 16, 2022 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	4,285,714	4,285,714	5,142,857

Advance from FHLB with a 1.419% fixed rate of interest maturing August 30, 2023 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	4,285,715	5,142,857	5,142,857

Advance from FHLB with a 1.53% fixed rate of interest maturing January 10, 2019.	1,500,000	0	0

Advance from FHLB with a 1.60% fixed rate of interest maturing July 10, 2019.	1,500,000	0	0

Advance from FHLB with a 1.80% fixed rate of interest maturing July 10, 2020.	2,000,000	0	0

Advance from FHLB with a 1.925% fixed rate of interest maturing September 28, 2022 (principal reducing hybrid advance with principal reductions of $2.0 million annually).	8,000,000	0	0

Total long-term debt	$24,771,429	$26,028,571	$26,885,714

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 0.97% of total loans outstanding at September 30, 2017, compared with 1.07% at December 31, 2016, and 1.08% at September 30, 2016. In the 2017 third quarter, net recoveries were $37 thousand compared with net charge-offs of $64 thousand in the third quarter of 2016. Management considers the allowance for loan losses as of September 30, 2017, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $2.5 million, or 0.51% of total assets, in the third quarter of 2017, up from $373 thousand, or 0.08% of total assets, at the end of 2016, and up from $479 thousand, or 0.11% of total assets in the same period last year. Nonaccrual loans were $1.5 million in the third quarter of 2017 mostly concentrated in one $1.0 million commercial customer relationship.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	September 30, 2017	September 30, 2016
Commitments to extend credit	$ 23,887	$ 34,429
Standby letters of credit and financial guarantees	$ 2,193	$ 1,143

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

As of September 30, 2017, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 13.61%, which is 36 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements. The Corporation’s and the Bank’s risk-based capital ratios as of September 30, 2017, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
				2017	2019
				Required	Required
	Southwest			Minimum	Minimum
	Georgia	Southwest		Capital	Capital
	Financial	Georgia	For Well	Phase-in	Plus
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Guidelines	Buffer
Common Equity Tier 1 capital	12.66%	11.81%	6.50%	5.75%	7.00%
Tier 1 capital	12.66%	11.81%	8.00%	7.25%	8.50%
Total risk-based capital	13.61%	12.77%	10.00%	9.25%	10.50%
Tier 1 leverage ratio	9.00%	8.40%	5.00%	4.00%	4.00%

(1) Corporation meets the requirements of the exemption as a small bank holding company.

In September 2017, the Corporation paid a quarterly cash dividend of $0.11 per common share. A cash dividend of $0.11 per common share was also paid in June and March 2017. The Board of Directors will continue to assess conditions for future dividend payments.

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

PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by Principal Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by Principal Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2017, and December 31, 2016; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017, and 2016; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016; and (v) Notes to Consolidated Financial Statements.

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

SOUTHWEST GEORGIA FINANCIAL CORPORATION
/s/Karen T. Boyd

BY:	KAREN T. BOYD
SENIOR VICE PRESIDENT AND TREASURER

Date: November 14, 2017