Form 10-K
period 2017-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2018-03-30
CIK 315849

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[ X ]    Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2017

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____ .

Commission file number 001-12053

Southwest Georgia Financial Corporation

(Exact Name of Corporation as specified in its charter)

Georgia	58-1392259
(State Or Other Jurisdiction Of	(I.R.S. Employer
Incorporation Or Organization)	Identification No.)

201 First Street, S.E.
Moultrie, Georgia	31768
(Address of Principal Executive Offices)	(Zip Code)

(Corporation’s telephone number, including area code) (229) 985-1120

Securities registered pursuant to Section 12(b) of this Act:

Common Stock $1 Par Value	NYSE AMERICAN LLC
(Title of each class)	(Name of each exchange on which registered)

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X ]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

Aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2017: $41,104,181 based on 2,005,082 shares at the price of $20.50 per share.

As of March 23, 2018, 2,545,776 shares of the $1.00 par value common stock of Southwest Georgia Financial Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2018 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

Southwest Georgia Financial Corporation (the “Corporation”) is a Georgia bank holding company organized in 1980, which, in 1981, acquired 100% of the outstanding shares of Southwest Georgia Bank (the “Bank”). The Bank commenced operations as Moultrie National Bank in 1928. The Bank is a state-chartered bank insured by the Federal Deposit Insurance Corporation (the “FDIC”).

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in the following counties: Colquitt, Baker, Worth, Lowndes, and Tift as well as the surrounding counties of southwest Georgia. Empire Financial Services, Inc. (“Empire”), a provider of commercial mortgage banking services has been wholly owned by the Bank since 2001. In December 2017, the Bank dissolved Empire. The executive office of the Corporation is located at 25 Second Avenue, S. W., Moultrie, Georgia 31768, and its telephone number is (229) 985-1120.

All references herein to the Corporation include Southwest Georgia Financial Corporation and the Bank unless the context indicates a different meaning.

General

The Corporation is a registered bank holding company. The Bank is community-oriented and offers customary banking services such as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, VISA® business accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a Wealth Strategies division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the Wealth Strategies area has a securities sales department which offers full-service brokerage services through a third party service provider. The Bank’s Southwest Georgia Insurance Services Division offers property and casualty insurance, life, health, and disability insurance.

Markets

The Corporation conducts banking activities in four counties in southwest and south central Georgia. Population characteristics in these counties range from rural to more metropolitan. Our largest market is Lowndes County with a total population of 114,628 and the highest growth rate in our markets at 14.1% from 2006 to 2016. Due primarily to the location of a state university and a large air force base in Lowndes County, this market has a median age estimated at 29.9, younger than an average median age of 40.9 in the other three counties that the Bank primarily serves. These counties, Colquitt, Worth, and Baker, have an average total population of 23,202 and an average growth in population of 0.19% from 2006 to 2016. Per capita income is approximately $20,000 in the Bank’s markets. Agriculture plays a major economic role in the Bank’s markets. Colquitt, Worth, Lowndes, and Baker Counties produce a large portion of our state’s crops, including cotton, peanuts, and a variety of vegetables.

The Corporation opened a loan production office at the beginning of 2016 and is currently building a full-service banking center in Tifton, the largest community in Tift County, Georgia. Tift County is an agricultural community as well as a major transportation hub where Interstate 75, U.S. Highway 82 and U.S. Highway 319 intersect. The total population of Tift County is 40,828.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2017, the Corporation’s deposit base, totaling $397,005,759, consisted of $127,668,471 in noninterest-bearing demand deposits (32.1% of total deposits), $154,911,744 in interest-bearing demand deposits including money market accounts (39.0% of total deposits), $30,793,864 in savings deposits (7.8% of total deposits), $37,579,089 in time deposits in amounts less than $100,000 (9.5% of total deposits), and $46,052,591 in time deposits of $100,000 or more (11.6% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank’s customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2017, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 1.1%, 76.7% and 22.2%, respectively, of the Bank’s total loan portfolio.

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

Mortgage Banking Services

The Bank recognizes revenue from mortgage banking services. In 2017, mortgage banking revenue was $155,053 compared with $354,627 in 2016.

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

Certain loans are monitored more often by the Credit Administration Department and the Loan Committee. These loans include nonaccruing loans, loans more than 90 days past due, and other loans, regardless of size, that may be considered high risk-based on factors defined within the Bank’s loan review policy.

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

Employees

The Bank had 114 full-time employees and three part-time employees at December 31, 2017. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition

The banking business is highly competitive. The Bank competes with other depository institutions and other financial service organizations, including brokers, finance companies, savings and loan associations, credit unions and certain governmental agencies. Many of these competitors have substantially greater resources than we do and offer services that we do not currently provide. Such competitors may also have greater lending limits than the Bank. In addition, nonbank competitors are generally not subject to the extensive regulations applicable to us. Price (the interest charged on loans and paid on deposits) remains a means of competition within the services industry. The Bank also competes on the basis of service and convenience in providing financial services. The Bank ranks second out of twenty-one banks in a five county region (Baker, Brooks, Colquitt, Lowndes, and Worth) in deposit market share.

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

Under the regulations of the Georgia Department of Banking and Finance (“DBF”), a state bank with positive retained earnings may declare dividends without DBF approval if it meets all the following requirements:

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2017, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $1,932,331. For 2017, the Corporation’s cash dividend payout to shareholders was $1,120,872.

Supervision and Regulation

The following is a brief summary of the supervision and regulation of the Corporation and the Bank as financial institutions and is not intended to be a complete discussion of all NYSE American LLC, state or federal rules, statutes and regulations affecting their operations, or that apply generally to business corporations or companies listed on NYSE American LLC. Changes in the rules, statutes and regulations applicable to the Corporation and the Bank can affect the operating environment in substantial and unpredictable ways.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in 2010, and resulting in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, reform and simplification of certain Volcker Rule requirements, and raising the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion.

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

The Federal Reserve and the FDIC have implemented substantially identical risk-based rules for assessing bank and bank holding company capital adequacy. These regulations establish minimum capital standards in relation to assets and off-balance sheet exposures as adjusted for credit risk. “Total capital” is composed of Tier 1 capital and Tier 2 capital. “Tier 1 capital” includes common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual stock at the holding company level, minority interests in equity accounts of consolidated subsidiaries, less goodwill, most intangible assets and certain other assets. “Tier 2 capital” includes, among other things, perpetual preferred stock and related surplus not meeting the Tier 1 capital definition, qualifying mandatorily convertible debt securities, qualifying subordinated debt and allowances for possible loan and lease losses, subject to limitations. The Federal Reserve and the FDIC use the leverage ratio in tandem with the risk-based ratio to assess the capital adequacy of banks and bank holding companies. The Federal Reserve will require a bank holding company to maintain a leverage ratio well above minimum levels if it is experiencing or anticipating significant growth or is operating with less than well-diversified risks in the opinion of the Federal Reserve. The FDIC, the Office of the Comptroller of the Currency (the “OCC”) and the Federal Reserve will also require banks to maintain capital well above minimum levels.

In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets above a certain threshold, and all savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities (collectively, “banking organizations”). The rules implement the December 2010 framework proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III”, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.

The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions compared to the prior U.S. risk-based capital rules. The Basel III Capital Rules:

•	defined the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios;
•	addressed risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the prior risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords;
•	introduced a new capital measure called “common equity Tier 1” (“CET1”);
•	specified that Tier 1 capital consists of CET1 and “additional Tier 1 capital” instruments meeting specified requirements; and
•	implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules.

The Basel III Capital Rules became effective for the Bank on January 1, 2015, subject to a phase-in period, but are not applicable to bank holding companies, like the Corporation, with less than $1 billion in total consolidated assets that meet certain criteria.

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

As of December 31, 2017, the most recent notifications from the FDIC categorized the Bank as “well-capitalized” under current regulations.

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

As of December 31, 2017, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were currently in effect.

In November 2017, the federal banking agencies adopted a final rule to extend the regulatory capital treatment applicable during 2017 under the capital rules for certain items, including regulatory capital deductions, risk weights, and certain minority interest limitations. The relief provided under the final rule applies to banking organizations that are not subject to the capital rules’ advanced approaches, such as the Corporation. Specifically, the final rule extends the current regulatory capital treatment of mortgage servicing assets, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, significant investments in the capital of unconsolidated financial institutions in the form of common stock, and common equity tier 1 minority interest, tier 1 minority interest, and total capital minority interest exceeding the capital rules’ minority interest limitations.

In December 2017, the Basel Committee on Banking Supervision published the last version of the Basel III accord, generally referred to as “Basel IV.” The Basel Committee stated that a key objective of the revisions incorporated into the framework is to reduce excessive variability of risk-weighted assets (“RWA”), which will be accomplished by enhancing the robustness and risk sensitivity of the standardized approaches for credit risk and operational risk, which will facilitate the comparability of banks’ capital ratios; constraining the use of internally modeled approaches; and complementing the risk-weighted capital ratio with a finalized leverage ratio and a revised and robust capital floor. Leadership of the federal banking agencies who are tasked with implementing Basel IV supported the revisions. Although it is uncertain at this time, we anticipate some, if not all, of the Basel IV accord may be incorporated into the capital requirements framework applicable to the Corporation.

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

The CFPB experienced a leadership change in late 2017, which is subject to ongoing litigation and may impact the CFPB’s policies and supervision and enforcement efforts.

Volcker Rule. The Dodd-Frank Act amended the Federal Reserve Act to require the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule and the final rules adopted by the Federal Reserve thereunder, do not have a material effect on the Corporation and the Bank, as we do not engage in businesses prohibited by the Volcker Rule. In the future, the Corporation may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule.

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

The scope and content of banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect our ability to hire, retain and motivate our key employees.

Cybersecurity. Recent cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal bank regulatory agencies to issue extensive guidance on cybersecurity. These agencies are likely to devote more resources to this part of their safety and soundness examination than they may have in the past.

Fair Value. The Corporation’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by U.S. generally accepted accounting principles (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).”  Recently in the Bank’s markets, there have been very few transactions in the type of assets which represent the vast majority of the Bank’s impaired loans and foreclosed properties which reflect “orderly transactions” as so defined.  Instead, most transactions in comparable assets have been distressed sales not indicative of “fair value.”  Accordingly, the determination of fair value in the current environment is difficult and more subjective than it would be in a stable real estate environment.  Although management believes its processes for determining the value of these assets use appropriate factors and allow the Corporation to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

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

The Tax Act. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 and related regulations (the “Tax Act”) was signed into law. The Tax Act includes a number of provisions that affect the Corporation, including the following:

•	Tax Rate. The Tax Act replaces the graduated corporate tax rates applicable under prior law, which imposed a maximum rate of 35% with a reduced 21% flat tax rate. Although the reduced tax rate generally should be favorable to us by resulting in increased earnings and capital, it will decrease the value of our existing deferred tax assets. GAAP requires that the impact of the provisions of the Tax Act be accounted for in the period of enactment. Accordingly, the incremental income tax expense recorded by the Corporation in the fourth quarter of 2017 related to the Tax Act was $419 thousand, resulting primarily from a remeasurement of the Corporation’s deferred tax assets which now total $1.7 million.
•	Employee Compensation. A “publicly held corporation” is not permitted to deduct compensation in excess of $1 million per year to certain employees. The Tax Act eliminates certain exceptions to the $1 million limit applicable under prior law related to performance-based compensation, such as equity grants and cash bonuses that are paid only on the attainment of performance goals. As a result, our ability to deduct certain compensation paid to our most highly compensated employees will now be limited.
•	Business Asset Expensing. The Tax Act allows taxpayers immediately to expense the entire cost (instead of only 50% as under prior law) of certain depreciable tangible property and real property improvements acquired and placed in service after September 27, 2017 and before January 1, 2023 (with an additional year for certain property). This 100% “bonus” depreciation is phased out proportionately for property placed in service on or after January 1, 2023 and before January 1, 2027 (with an additional year for certain property).
•	Interest Expense. The Tax Act limits a taxpayer’s annual deduction of business interest expense to the sum of (i) business interest income and (ii) 30% of “adjusted taxable income,” defined as a business’s taxable income without taking into account business interest income or expense, net operating losses, and, for 2018 through 2021, depreciation, amortization and depletion. Because we generate significant amounts of net interest income, we do not expect to be impacted by this limitation.

The foregoing description of the impact of the Tax Act on us should be read in conjunction with Note 10 to the Corporation’s consolidated financial statements.

Available Information

The Corporation’s website where you can find more information is located at www.sgb.bank. We make available free of charge, through our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and other reports filed or furnished pursuant to Section 13(a) or 15(d) under the Securities Exchange Act of 1934 (the “Exchange Act”). These reports are available as soon as reasonably practicable after those materials are electronically filed with the Securities and Exchange Commission (the “SEC”). Our SEC filings are publicly available at the SEC’s website located at www.sec.gov. You may also read and copy any document we file with the SEC at its Public Reference Facilities at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information about the Public Reference Room operations by calling the SEC at 1-800-SEC-0330.

Information provided on our website is not part of this report, and is not incorporated herein by reference unless otherwise specifically referenced as such in this report.

Executive Officers of the Corporation and the Bank

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation and the Bank and their ages, positions, and terms of office as of March 30, 2018, are as follows:

Name (Age)	Principal Position	Executive Officer Since

DeWitt Drew	President and Chief Executive Officer of the	1999
(61)	Corporation and Bank

John J. Cole, Jr.	Executive Vice President and Chief Operating Officer	1984
(68)	of the Corporation and Bank

Jeffery E. Hanson	Executive Vice President and Chief Banking Officer	2011
(52)	of the Corporation and Bank

Danny E. Singley	Executive Vice President and Chief Credit Officer of	2002
(63)	the Bank

Donna S. Lott	Executive Vice President of the Corporation and	2008
(42)	Executive Vice President and Cashier of the Bank

Karen T. Boyd	Senior Vice President and Treasurer of the Corporation	2010
(49)	and Senior Vice President and Controller of the Bank

Jeffrey (Jud) Moritz	Senior Vice President of the Bank and Valdosta	2011
(41)	Region President

Ross K. Dekle	Senior Vice President of the Bank and Moultrie	2011
(36)	Region President

Gregory P. Costin	Senior Vice President of the Bank	2012
(42)

Pamela J. Yeager	Senior Vice President of the Bank	2015
(49)

Chad J. Carpenter	Senior Vice President of the Bank and Tifton	2015
(43)	Region President

None of the above officers are related and there are no arrangements or understandings between them and any other person pursuant to which any of them was elected as an officer, other than arrangements or understandings with directors or officers of the Corporation or Bank acting solely in their capacities as such.

The following is a brief description of the business experience of the principal executive officers of the Corporation and the Bank. Except as otherwise indicated, each principal executive officer has been engaged in their present or last employment, in the same or similar position, for more than five years.

Mr. Drew is a director of the Corporation and the Bank and was named President and Chief Executive Officer in May 2002. Previously, he served as President and Chief Operating Officer beginning in 2001 and Executive Vice President in 1999 of the Corporation and the Bank.

Mr. Cole is a director of the Corporation and the Bank and became Executive Vice President and Chief Operating Officer of the Corporation and the Bank in 2011. He has been Executive and Senior Vice President of the Corporation and the Bank since 1992 and has served in various other positions with the Bank since 1976 and the Corporation since 1981.

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

Ms. Lott became Executive Vice President of the Corporation and the Bank in 2017. She is also Cashier of the Bank. Previously, she served as Senior Vice President of the Bank since 2014. Prior to that, she served as Vice President of the Bank since 2008 and Assistant Vice President of the Bank since 2007.

Ms. Boyd became Senior Vice President and Treasurer of the Corporation in 2017. She is also Senior Vice President and Controller of the Bank since 2014. Previously, she served as Vice President of the Bank since 2010 and, prior to that, Assistant Vice President of the Bank since 2007.

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

Table 1 - Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2017, 2016, and 2015, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

	Year Ended December 31, 2017
	Average Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Cash and due from banks	$8,701	$—	—%

Earning assets:
Interest-bearing deposits with banks	18,104	195	1.08%
Loans, net (a) (b) (c)	314,559	16,345	5.20%
Certificates of deposit in other banks	1,477	35	2.37%
Taxable investment securities held to maturity	53,036	1,285	2.42%
Nontaxable investment securities held to maturity (c)	45,286	1,713	3.78%
Nontaxable investment securities available for sale (c)	7,260	287	3.95%
Other investment securities	2,150	103	4.79%

Total earning assets	441,872	$19,963	4.52%
Premises and equipment	11,835
Other assets	11,035

Total assets	$473,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$130,252	$—	—%

Interest-bearing liabilities:
NOW accounts	20,606	40	0.19%
Money market deposit accounts	129,313	381	0.29%
Savings deposits	30,448	82	0.27%
Time deposits	79,832	652	0.82%
Federal funds purchased	80	1	1.25%
Other borrowings	38,293	747	1.95%

Total interest-bearing liabilities	298,572	1,903	0.64%
Other liabilities	4,157

Total liabilities	432,981

Common stock	4,294
Surplus	31,702
Retained earnings	30,587
Less treasury stock	(26,121)

Total shareholders’ equity	40,462

Total liabilities and shareholders’ equity	$473,443

Net interest income and margin		$18,060	4.09%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $965 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2016
	Average Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Cash and due from banks	$7,479	$—	—%

Earning assets:
Interest-bearing deposits with banks	19,759	103	0.52%
Loans, net (a) (b) (c)	277,908	14,863	5.35%
Certificates of deposit in other banks	17	0	0.00%
Taxable investment securities held to maturity	47,620	1,168	2.45%
Nontaxable investment securities held to maturity (c)	51,151	1,888	3.69%
Nontaxable investment securities available for sale (c)	3,696	151	4.09%
Other investment securities	1,941	92	4.74%

Total earning assets	402,092	$18,265	4.54%
Premises and equipment	11,355
Other assets	10,155

Total assets	$431,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$113,122	$—	—%

Interest-bearing liabilities:
NOW accounts	17,623	30	0.17%
Money market deposit accounts	112,434	285	0.25%
Savings deposits	29,621	50	0.17%
Time deposits	80,204	570	0.71%
Federal funds purchased	1	0	0.00%
Other borrowings	35,861	677	1.89%

Total interest-bearing liabilities	275,744	1,612	0.58%
Other liabilities	3,845

Total liabilities	392,711

Common stock	4,294
Surplus	31,702
Retained earnings	28,489
Less treasury stock	(26,115)

Total shareholders’ equity	38,370

Total liabilities and shareholders’ equity	$431,081

Net interest income and margin		$16,653	4.14%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $1,045 million.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2015
	Average Balance	Interest	Rate
	(Dollars in thousands)
ASSETS
Cash and due from banks	$7,358	$—	—%

Earning assets:
Interest-bearing deposits with banks	20,244	62	0.31%
Loans, net (a) (b) (c)	232,791	12,767	5.48%
Certificates of deposit in other banks	1,293	12	0.93%
Taxable investment securities held to maturity	59,365	1,344	2.26%
Nontaxable investment securities held to maturity (c)	52,580	1,913	3.64%
Nontaxable investment securities available for sale (c)	1,990	95	4.77%
Other investment securities	1,608	74	4.60%

Total earning assets	369,871	$16,267	4.40%
Premises and equipment	11,525
Other assets	9,856

Total assets	$398,610

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$97,879	$—	—%

Interest-bearing liabilities:
NOW accounts	16,963	30	0.18%
Money market deposit accounts	110,478	262	0.24%
Savings deposits	29,048	44	0.15%
Time deposits	76,772	460	0.60%
Federal funds purchased	42	0	0.00%
Other borrowings	28,852	521	1.81%

Total interest-bearing liabilities	262,155	1,317	0.50%
Other liabilities	2,619

Total liabilities	362,653

Common stock	4,294
Surplus	31,702
Retained earnings	26,075
Less treasury stock	(26,114)

Total shareholders’ equity	35,957

Total liabilities and shareholders’ equity	$398,610

Net interest income and margin		$14,950	4.04%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of $797 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

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

				Due To Changes In (a)
	2017	2016	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$195	$103	$92	$(8)	$100
Loans, net (b)	16,345	14,863	1,482	1,889	(407)
Certificates of deposit in other banks	35	0	35	18	17
Taxable investment securities held to maturity	1,285	1,168	117	131	(14)
Nontaxable investment securities held to maturity (b)	1,713	1,888	(175)	(224)	49
Nontaxable investment securities available for sale (b)	287	151	136	141	(5)
Other investment securities	103	92	11	10	1
Total interest income	19,963	18,265	1,698	1,957	(259)

Interest paid on:
NOW accounts	40	30	10	6	4
Money market deposit accounts	381	285	96	46	50
Savings deposits	82	50	32	1	31
Time deposits	652	570	82	(3)	85
Federal funds purchased	1	0	1	0	1
Other borrowings	747	677	70	47	23
Total interest expense	1,903	1,612	291	97	194

Net interest earnings	$18,060	$16,653	$1,407	$1,860	$(453)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34% for 2017 and 2016 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

				Due To Changes In (a)
	2016	2015	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$103	$62	$41	$(1)	$42
Loans, net (b)	14,863	12,767	2,096	2,404	(308)
Certificates of deposit in other banks	0	12	(12)	(6)	(6)
Taxable investment securities held to maturity	1,168	1,344	(176)	(304)	128
Nontaxable investment securities held to maturity (b)	1,888	1,913	(25)	(54)	29
Nontaxable investment securities available for sale (b)	151	95	56	68	(12)
Other investment securities	92	74	18	16	2
Total interest income	18,265	16,267	1,998	2,123	(125)

Interest paid on:
NOW accounts	30	30	0	0	0
Money market deposit accounts	285	262	23	5	18
Savings deposits	50	44	6	1	5
Time deposits	570	460	110	22	88
Other borrowings	677	521	156	131	25
Total interest expense	1,612	1,317	295	159	136

Net interest earnings	$16,653	$14,950	$1,703	$1,964	$(261)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34% for 2016 and 2015 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Securities held to maturity:
State and municipal	$41,447	$50,436	$54,775
Residential mortgage-backed	3,144	4,167	6,114
Total securities held to maturity	$44,591	$54,603	$60,889

Securities available for sale:
U.S. government treasuries	$968	$962	$0
U.S. government agencies	43,860	40,985	42,642
State and municipal	7,573	6,453	2,608
Residential mortgage-backed	1,862	2,529	3,741
Corporate notes	0	2,524	2,473
Equity securities	100	112	12
Total securities available for sale	$54,363	$53,565	$51,476

At December 31, 2017, the total investment portfolio decreased to $98,954,482, down $9,213,556, compared with $108,168,038 at December 31, 2016. The decrease was mainly due to calls and maturities of $9,059,769 of municipal securities and U.S. government agency securities, as well as residential mortgage-backed securities principal paydowns of $1,646,502. Additionally, we sold $5,741,211 of available for sale U.S. government agency securities, corporate notes, and Federal Agricultural Mortgage Corporation equity securities resulting in a net gain of $186,610. Partially offsetting these calls, maturities and sales were purchases of $7,304,139 of U.S. government agency securities and municipal securities.

The following table shows the contractual maturities of debt securities at December 31, 2017, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 34% tax rate) of such securities. Mortgage-backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancing and other early payoffs.

	MATURITY
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt Securities:
U.S. government treasuries	$0	0%	$0	0%	$968	2.25%	$0	0%
U.S. government agencies	0	0%	15,278	2.32%	28,582	2.42%	0	0%
State and municipal	9,813	2.78%	19,528	4.25%	14,959	2.97%	4,720	4.44%
Residential mortgage-backed	0	0%	217	2.81%	3,479	3.31%	1,310	2.74%

Total	$9,813	2.78%	$35,023	3.40%	$47,988	2.97%	$6,030	4.07%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2017 and 2016, securities carried at approximately $71,520,817 and $63,902,259, respectively, were pledged to secure public and trust deposits as required by law. At December 31, 2017, approximately $12,100,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2017 and 2016, no securities were pledged to secure our Federal Home Loan Bank advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Commercial, financial and agricultural	$73,146	$70,999	$58,173	$47,861	$43,675
Real estate:
Construction loans	22,287	25,999	19,831	12,257	15,859
Commercial mortgage loans	106,458	91,733	85,777	76,916	78,722
Residential loans	99,160	83,271	67,969	69,305	64,383
Agricultural loans	25,374	16,580	15,620	14,996	12,606
Consumer & other	3,766	3,961	3,435	3,091	3,469
Total loans	330,191	292,543	250,805	224,426	218,714
Less:
Unearned interest and discount	18	19	19	26	26
Allowance for loan losses	3,044	3,124	3,032	3,114	3,078
Net loans	$327,129	$289,400	$247,754	$221,286	$215,610

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2017.

Commercial, Financial, Agricultural and Construction
(Dollars in thousands)
Distribution of loans which are due:
In one year or less	$24,266
After one year but within five years	50,570
After five years	20,597
Total	$95,433

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2017.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
(Dollars in thousands)
Commercial, financial, agricultural and construction	$ 67,721	$ 3,446	$ 71,167

The following table presents information concerning outstanding balances of nonaccrual, past-due, and restructured loans as well as foreclosed assets for the indicated years. Respectively, they are defined as: (a) loans accounted for on a nonaccrual basis (“nonaccruals”); (b) loans which are contractually past due 90 days or more as to interest or principal payments and still accruing (“past-dues”); and (c) loans past due 30 days or more for which the terms have been modified to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower (“troubled debt restructured”). The Corporation’s nonaccrual policy is located in Note 3 of the Corporation’s Notes to Consolidated Financial Statements.

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Total	Foreclosed Assets
	(Dollars in thousands)

December 31, 2017	$1,675	$0	$4	$1,679	$759
December 31, 2016	$246	$0	$914	$1,160	$127
December 31, 2015	$1,546	$1	$2,290	$3,837	$82
December 31, 2014	$786	$0	$215	$1,001	$274
December 31, 2013	$913	$0	$256	$1,169	$406
December 31, 2012	$25	$0	$199	$224	$1,690

In 2017, nonaccrual loans increased due primarily to one $965,116 commercial customer relationship. Items in foreclosed assets includes one agricultural real estate property totaling $758,878.

The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Watch, Other Assets Especially Mentioned (OAEM), Substandard or Doubtful are listed on the Bank’s “watchlist.” Management monitors these loans closely and reviews their performance on a regular basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are fully charged off. In addition, the Bank maintains a listing of “classified loans”, of which some loans may be potential problem loans, consisting of Substandard and Doubtful loans which totaled $6,336,000 at December 31, 2017. Potential problem loans are loans other than nonaccruals, past-dues and troubled debt restructured loans which management has doubt as to the borrower’s ability to comply with the present loan repayment terms.

Management closely monitors the watchlist for signs of deterioration to mitigate the growth in nonaccrual loans. At December 31, 2017, watchlist loans, inclusive of the “classified loans”, totaled $13,485,811, of which $8,590,081 are not considered impaired. See Note 3 of the Corporation’s Notes to Consolidated Financial Statements for further discussion on classification of potential problem loans.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Average loans outstanding	$317,724	$281,006	$235,939	$223,295	$215,040

Amount of allowance for loan losses at beginning of period	$3,124	$3,032	$3,114	$3,078	$2,845

Amount of loans charged off during period:
Commercial, financial and agricultural	113	103	264	37	18
Real estate:
Construction	0	0	0	121	0
Commercial	169	0	0	0	161
Residential	60	4	33	158	46
Agricultural	94	0	0	0	0
Consumer & other	12	9	22	26	9

Total loans charged off	448	116	319	342	234

Amount of recoveries during period:
Commercial, financial and agricultural	64	28	42	12	23
Real estate:
Construction	0	0	0	0	0
Commercial	0	0	0	0	5
Residential	0	17	22	30	13
Agricultural	0	0	0	0	0
Consumer & other	4	3	32	6	6

Total loans recovered	68	48	96	48	47

Net loans charged off during period	380	68	223	294	187
Additions to allowance for loan losses charged to operating expense during period	300	160	141	330	420

Amount of allowance for loan losses at end of period	$3,044	$3,124	$3,032	$3,114	$3,078

Ratio of net charge-offs during period to average loans outstanding for the period	.12%	.02%	.09%	.13%	.09%

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

	December 31, 2017		December 31, 2016		December 31, 2015
Category	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$324	22.2%	$191	24.3%	$145	23.2%
Real estate:
Construction	1,043	6.8%	1,043	8.9%	1,043	7.9%
Commercial	1,057	32.2%	1,192	31.3%	1,192	34.2%
Residential	416	30.0%	420	28.5%	382	27.1%
Agricultural	12	7.7%	87	5.7%	86	6.2%
Consumer & other	192	1.1%	191	1.3%	184	1.4%

Total	$3,044	100.0%	$3,124	100.0%	$3,032	100.0%

	December 31, 2014		December 31, 2013
Category	Allocation	% of Total Loans	Allocation	% of Total Loans

Commercial, financial and agricultural	$300	21.3%	$298	20.0%
Real estate:
Construction	1,043	5.4%	1,032	7.3%
Commercial	1,192	34.3%	1,192	36.0%
Residential	313	30.9%	301	29.3%
Agricultural	86	6.7%	77	5.8%
Consumer & other	180	1.4%	178	1.6%

Total	$3,114	100.0%	$3,078	100.0%

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

	Year Ended December 31,
	2017	2016	2015
	(Dollars in thousands)
Noninterest-bearing demand deposits	$130,252	$113,122	$97,879

NOW accounts	20,606	17,623	16,963
Money market deposit accounts	129,313	112,435	110,478
Savings	30,448	29,621	29,048
Time deposits	79,832	80,204	76,772

Total interest-bearing deposits	260,199	239,883	233,261

Total average deposits	$390,451	$353,005	$331,140

The maturity of certificates of deposit of $100,000 or more as of December 31, 2017, are presented below.

(Dollars in thousands)

3 months or less	$7,864
Over 3 months through 6 months	9,994
Over 6 months through 12 months	21,908
Over 12 months	6,287

Total outstanding certificates of deposit of $100,000 or more	$46,053

Table 6 - Return on Equity and Assets

Certain financial ratios are presented below.

	Year Ended December 31,
	2017	2016	2015

Return on average assets	0.80%	0.94%	0.85%

Return on average equity	9.41%	10.51%	9.38%

Dividend payout (dividends paid divided by net income)	29.44%	26.53%	30.21%

Average equity to average assets	8.55%	8.90%	9.02%

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements are intended to be covered by the safe harbor for forward-looking statements provided by the Private Securities Litigation Reform Act of 1995. Forward-looking statements are not statements of historical fact, and can be identified by the use of forward-looking terminology such as “believes”, “expects”, “may”, “will”, “could”, “should”, “projects”, “plans”, “goal”, “targets”, “potential”, “estimates”, “pro forma”, “seeks”, “intends”, or “anticipates” or the negative thereof or comparable terminology. Forward-looking statements include discussions of strategy, financial projections, guidance and estimates (including their underlying assumptions), statements regarding plans, objectives, expectations or consequences of various transactions, and statements about the future performance, operations, products and services of the Corporation and its subsidiaries. We caution our shareholders and other readers not to place undue reliance on such statements.

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

•         the impact of the Tax Act;

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

The Corporation’s ability to raise capital could be limited, affect its liquidity, and could be dilutive to existing shareholders.

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

The Corporation’s construction and land development loan portfolio was $22.3 million at December 31, 2017, comprising 6.8% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. In addition, although regulations and regulatory policies affecting banks and financial services companies undergo continuous change and we cannot predict when changes will occur or the ultimate effect of any changes, there has been recent regulatory focus on construction, development and other commercial real estate lending. Federal policies applicable to construction, development or other commercial real estate loans make us subject to substantial limitations with respect to making such loans, increase the costs of making such loans, and require us to have a greater amount of capital to support this kind of lending, all of which could have a material adverse effect on our profitability or financial condition.

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

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation’s operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2017, the Corporation recorded an allowance for possible loan losses of $3.04 million, compared with $3.12 million for the year ended December 31, 2016. If these assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

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

The Corporation’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including DeWitt Drew, President and CEO; John J. Cole, Jr., Executive Vice President and COO; Jeffery E. Hanson, Executive Vice President and CBO; Danny E. Singley, Executive Vice President and CCO; and Karen T. Boyd, Senior Vice President & Treasurer, could have a material adverse effect on the Corporation’s business, financial condition, and results of operations or liquidity.

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

The Basel III Capital Rules include minimum risk-based capital and leverage ratios, which are being phased in and modify the capital and asset definitions for purposes of calculating those ratios. Among other things, the Basel III Capital Rules established a common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1 capital to risk-weighted assets requirement of 6% and Total capital to risk-weighted assets of 8%. In addition, to be considered “well-capitalized”, the rules include a common equity Tier 1 capital requirement of 6.5% or greater and a higher Tier 1 capital to risk-weighted assets requirement of 8% or greater. Moreover, the rules limit a banking organization’s capital distributions and certain discretionary bonus payments if such banking organization does not hold a “capital conservation buffer” consisting of a 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to meet the minimum risk-based capital requirements that will be phased in and fully effective in 2019.

The application of the more stringent capital requirements described above could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in additional regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in us modifying our business strategy and could restrict dividends.

In 2017, both chambers of Congress proposed comprehensive financial regulatory reform bills that would amend the Dodd-Frank Act and that could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. Although the bills vary in content, certain key aspects include revisions to rules related to mortgage loans, delayed implementation of rules related to the Home Mortgage Disclosure Act, reform and simplification of certain Volcker Rule requirements, and raising the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion. At this time, a timeline for presentment and enactment of such regulatory relief is uncertain and adoption of any such legislation may not result in a meaningful reduction of our regulatory burden and attendant costs. The failure to adopt financial reform regulation would result in our continuing to be subject to significant regulatory compliance costs.

The financial services industry is experiencing leadership changes at the federal banking agencies, which may impact regulations and government policy applicable to us.

In 2017 and early 2018, Congress confirmed a new Chairman of the Federal Reserve and a new Vice Chairman for Supervision at the Federal Reserve. In addition, the President nominated a new Chairwoman of the FDIC, and the Director of the CFPB resigned and was replaced by an interim Director. The President, senior members of Congress, and many among this new leadership group have advocated for significant reduction of financial services regulation, which may cause broader economic changes due to changes in governing ideology and governing style. As a result of the changes and impending changes in agency leadership, new regulatory initiatives may be stalled and certain previously enacted regulations may be revisited. New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth. At this time, further impact of these leadership changes and the potential impact on the regulatory requirements applicable to us and our supervision by these agencies is uncertain.

We could be subject to changes in tax laws, regulations and interpretations or challenges to our income tax provision.

We compute our income tax provision based on enacted tax rates in the jurisdictions in which we operate. Any change in enacted tax laws, rules or regulatory or judicial interpretations, any adverse outcome in connection with tax audits in any jurisdiction or any change in the pronouncements relating to accounting for income taxes could adversely affect our effective tax rate, tax payments and results of operations. In addition, changes in enacted tax laws, such as adoption of a lower income tax rate in any of the jurisdictions in which we operate, could impact our ability to obtain the future tax benefits represented by our deferred tax assets.

The Tax Act may have negative effects on our financial performance. For example, the Tax Act enacted limitations on certain deductions which will partially offset the anticipated increase in net earnings from a lower tax rate. In addition, as a result of the lower corporate tax rate, we are required under GAAP to record a tax expense due to remeasurement in the fourth quarter of 2017 with respect to our deferred tax asset amounting to $419 thousand. The impact of the Tax Act may differ from the foregoing, possibly materially, due to changes in interpretations or in assumptions that we have made, guidance or regulations that may be promulgated, and other actions that we may take as a result of the Tax Act. Similarly, the Bank’s customers are likely to experience varying effects from both the individual and business tax provisions of the Tax Act and such effects, whether positive or negative, may have a corresponding impact on our business and the economy as a whole.

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

ITEM 2. PROPERTIES

The executive offices of the Corporation are located in the SGB Wealth Strategies office at 25 Second Avenue S.W. Moultrie, Georgia. The main banking office and operations center of the Bank are located in a 22,000 square foot facility at 201 First Street, S.E., Moultrie, Georgia. The Trust and Brokerage operations are located in the SGB Wealth Strategies office. The Bank’s Administrative Services office is located across the street from the main office at 205 Second Street, S.E., Moultrie, Georgia. This building is also used for training and meeting rooms, record storage, and a drive-thru teller facility.

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

All of the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank. There are two automated teller machines on the Bank’s main office premises and one in each of the Baker County, Sylvester, North Valdosta and Baytree branch offices. These automated teller machines are linked to the Passport network of automated teller machines. The Bank also leases space for a loan production office in Tifton, Georgia. A full-service branch office in Tifton, Georgia, is currently under construction and expected to be open in the second quarter of 2018. The new Tifton banking center will be approximately 9,000 square feet located at 205 East 8th Street, Tifton, Georgia. The Bank owns a property in Pavo, Georgia, that was formerly a branch office. It is considered bank property held for sale.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation, the Bank and Empire are defendants in various legal proceedings. Additionally, in the ordinary course of business, the Corporation, the Bank and Empire are subject to regulatory examinations and investigations. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2017.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Corporation’s common stock trades on the NYSE American LLC under the symbol “SGB”. The closing price on December 31, 2017, was $24.00. Below is a schedule of the high and low stock prices for each quarter of 2017 and 2016.

2017
For the Quarter	Fourth	Third	Second	First

High	$24.00	$21.99	$23.50	$25.00

Low	$19.65	$18.50	$18.93	$18.50

2016
For the Quarter	Fourth	Third	Second	First

High	$19.99	$17.00	$15.25	$15.95

Low	$15.33	$14.51	$14.00	$13.27

As of December 31, 2017, there were 414 record holders of the Corporation’s common stock. Also, there were approximately 570 additional shareholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation’s common stock were $0.44 per share in 2017 and $0.42 per share in 2016. Our dividend policy objective is to pay out a portion of earnings in dividends to our shareholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation’s Board of Directors after consideration of various factors, which include the Corporation’s financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount of dividends that can be paid without regulatory approval. See Part I, Item 1, “Business – Payment of Dividends.” The Corporation and its predecessors have paid cash dividends for the past eighty-nine consecutive years.

Share Repurchases

On behalf of the 2013 Omnibus Incentive Plan Restricted Stock Awards, the Corporation purchased 5,932 shares of its outstanding common stock at an average price of $20.62 per share. Of the shares purchased, 4,271 shares were awarded as Restricted Stock Awards.

On October 26, 2016, the Corporation announced that its Board of Directors had authorized a program to repurchase up to $1.75 million of its outstanding shares of common stock through October 31, 2017. Under the program, the shares may be repurchased periodically in open market transactions at prevailing market prices, in privately negotiated transactions, or by other means in accordance with federal securities laws. The actual timing, number and value of shares repurchased under the program depended on a number of factors, including the market price of the Corporation’s common stock, general market and economic conditions, and applicable legal requirements. In November 2016, 400 shares were purchased at an average price of $16.64 per share. No additional shares were repurchased during January to October 31, 2017, at which time this share repurchase program expired.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2017, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan, the Director’s and Executive Officers Stock Purchase Plan, and the 2013 Omnibus Incentive Plan. No additional option shares can be granted under the Key Individual Stock Option Plan. During 2017, 4,271 shares of restricted stock were issued under the 2013 Omnibus Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options/Vesting	Weighted Average Exercise Price of Outstanding Options/Vesting	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders (1)	4,271	$20.64	357,798
Equity compensation plans not approved by shareholders (2)	0	0.00	0
Total	4,271	$20.64	357,798

(1) The Key Individual Stock Option Plan, the Directors and Executive Officers Stock Purchase Plan, and the 2013 Omnibus Incentive Plan.

(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three years.

Performance Graph

The following graph compares the cumulative total shareholder return of the Corporation’s common stock with SNL’s Southeast Bank Index, SNL Bank $250M-$500M Index, the S&P 500 Index and the NASDAQ Composite Index. SNL’s Southeast Bank Index is a compilation of the total return to shareholders over the past five years of a group of 77 banks located in the southeastern states of Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The SNL Bank $250M-$500M Index is a compilation of the total return to shareholders over the past five years of a group of nine banks in the United States with assets between $250 million and $500 million. The comparison assumes $100 was invested January 1, 2012, and that all semi-annual and quarterly dividends were reinvested each period. The comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2011.

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Corporation’s common stock.

		Period Ending
Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Southwest Georgia Financial Corporation	100.00	121.06	153.86	175.41	225.82	275.51
SNL Bank $250M-$500M Index	100.00	135.79	154.94	177.27	222.44	271.83
SNL Southeast Bank Index	100.00	135.52	152.63	150.24	199.45	246.72
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of trust, retail brokerage and insurance services. In December 2017, the Bank dissolved its commercial mortgage banking services subsidiary, Empire Financial Services. Our primary market area incorporates Colquitt County, where we are headquartered, as well as Baker, Lowndes, Tift and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have five full service banking facilities, six automated teller machines, and a loan production office in Tifton, Georgia.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, about seven years ago, we began expanding geographically in Valdosta, Georgia, with two full-service banking centers, and added a commercial banking center in August 2014. Continuing to expand our geographic footprint, in January 2016, a loan production office was opened in the neighboring community of Tifton, Georgia. Construction is nearing completion on a full-service banking center in Tifton, Georgia, and is expected to be open during second quarter 2018.

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In 2017, noninterest income, at 18.4% of the Corporation’s total revenue, decreased mostly due to lower income from mortgage banking services when compared with 2016.

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

Although the economy is slowly recovering, regulatory burdens continue to outpace growth opportunities. Despite these challenges, we will continue to focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

At the end of 2017, the Corporation’s nonperforming assets increased to $2.43 million from $373 thousand at December 31, 2016, due to increases of $1.43 million in nonaccrual loans and an increase of $632 thousand in foreclosed assets when compared to the end of 2016.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of December 31, 2017, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

For the year ended December 31, 2017, net income was $3.81 million, down $226 thousand from net income of $4.03 million for 2016. The decline in net income is due to the revaluation of net deferred tax assets based on the enactment of the Tax Act resulting in a $419 thousand impact to provision for income taxes. Absent the deferred tax impairment, net income would have been $4.23 million, or a 4.8% increase compared with the full year 2016. Net interest income for 2017 increased $1.44 million to $17.24 million due primarily to a $1.50 million increase in interest income and fees on loans compared with last year. Growth in net interest income more than offset the $915 thousand increase in noninterest expense due in large part to higher professional fees, migration to a new core processing provider, and investment in personnel. Noninterest income also decreased $147 thousand mainly due to lower income from mortgage banking services. Net income was $1.49 per diluted share for 2017 compared with a net income of $1.58 per diluted share for 2016. Excluding the deferred tax impairment, net income would have been $1.66 per diluted share for 2017.

For the year ended December 31, 2016, net income was $4.03 million, up $660 thousand from net income of $3.37 million for 2015. The improvement in net income was primarily due to a $1.67 million increase in net interest income after provision for loan losses. Interest income and fees on loans increased $2.10 million due to a $45.1 million increase in average loan volume. Also, positively impacting our net income was a $199 thousand increase in noninterest income compared to 2015. Partially offsetting these improvements in net earnings was an increase in salaries and employee benefits of $852 thousand due to investment in personnel for the expanding Valdosta and Tifton markets compared with 2015. Interest expense also increased $295 thousand mainly due to increased average borrowings and higher interest rates on deposits. On a per share basis, we had a net income of $1.58 per diluted share for 2016 compared with a net income of $1.32 per diluted share for 2015.

We measure our performance on selected key ratios, which are provided in the following table:

	2017	2016	2015
Return on average total assets	0.80%	0.94%	0.85%
Return on average shareholders’ equity	9.41%	10.51%	9.38%
Average shareholders’ equity to average total assets	8.55%	8.90%	9.02%
Net interest margin (tax equivalent)	4.09%	4.14%	4.04%

Net Interest Income

Net interest income after provision for loan losses increased $1.30 million, or 8.3%, to $16.94 million for 2017 when compared with 2016. Total interest income increased $1.73 million which more than offset an increase in total interest expense of $290 thousand. The Corporation recognized a $300 thousand provision for loan losses in 2017, a $140 thousand increase compared with $160 thousand in 2016. Interest income and fees on loans increased $1.50 million when compared with 2016 resulting from growth in average loans of $36.7 million. Also, interest income on investment securities increased $104 thousand mainly due to an increase in average investment securities volume of $3.3 million compared with 2016. Interest on deposits in other banks also increased $92 thousand compared with the same period last year. Partially offsetting these increases in net interest income, interest paid on deposits increased $218 thousand to $1.15 million and interest paid on total borrowings increased by $72 thousand when compared with the prior year. The average rate paid on average time deposits of $79.8 million increased 11 basis points when compared with 2015.

For the year 2016, net interest income after provision for loan losses increased $1.67 million, or 12.0%, to $15.64 million when compared with 2015. Total interest income increased $2.0 million which more than offset an increase in total interest expense of $295 thousand. The Corporation recognized a $160 thousand provision for loan losses in 2016, a $19 thousand increase compared with $141 thousand in 2015. Interest income and fees on loans increased $2.1 million when compared with 2015 resulting from growth in average loans of $45.1 million. Interest on deposits in other banks also increased $41 thousand compared with the same period in 2015. Partially offsetting these increases in net interest income, interest paid on total borrowings increased by $156 thousand when compared with 2015, and interest paid on deposits increased $139 thousand to $935 thousand at the end of 2016. The average rate paid on average time deposits of $80.2 million increased 11 basis points when compared with 2015. Also, decreases of $146 thousand in interest income on investment securities were mainly due to a decline in average investment securities volume of $11.1 million compared with 2015.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin decreased 5 basis points to 4.09% for 2017 when compared with 2016. The decrease in net interest margin was primarily impacted by the increased volume and rate paid on interest bearing liabilities of 6 basis points while the rate earned on earning assets for the year decreased by 2 basis points. Net interest margin was 4.14% for 2016, a 10 basis point increase from 4.04% in 2015.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

	2017		2016		2015
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$1,005	(7.5)%	$1,086	(3.1)%	$1,121	(12.1)%
Income from trust services	219	4.3	210	(14.3)	245	1.7
Income from retail brokerage services	362	5.9	342	(18.8)	421	12.0
Income from insurance services	1,523	3.0	1,478	7.7	1,373	3.7
Income from mortgage banking services	155	(56.2)	354	11.3	318	(50.7)
Gain (loss) on the sale or disposition of assets	(9)	NM	38	72.7	22	(75.3)
Gain on the sale of securities	187	10.7	169	NM	4	(98.6)
Other income	870	11.3	782	3.4	756	1.7

Total noninterest income	$4,312	(3.3)%	$4,459	4.7%	$4,260	(14.6)%

*NM = not meaningful

For 2017, noninterest income was $4.31 million, down from $4.46 million in the same period of 2016. The decrease was primarily attributed to a decline in income from mortgage banking services of $199 thousand compared with 2016. Commercial mortgage banking fees from Empire ceased as the entity was dissolved in late 2017. Service charges on deposit accounts also decreased $81 thousand compared with 2016. A loss on the disposition of assets of $9 thousand was recognized in 2017 compared with a gain of $38 thousand in 2016. These decreases were partially offset by increases in other income, income from insurance services and income from retail brokerage services of $88 thousand, $45 thousand, and $20 thousand, respectively, when compared with 2016. Gain on the sale of securities increased $18 thousand to $187 thousand compared with 2016. Also, income from trust services increased $9 thousand compared with last year.

For 2016, noninterest income was $4.46 million, up from $4.26 million in the same period of 2015. The increase was primarily attributed to a $169 thousand gain on the sale of securities compared with a $4 thousand gain in 2015. Also, income from insurance services and mortgage banking services increased $105 thousand and $36 thousand, respectively, when compared with 2015. These increases were partially offset by decreases in income from retail brokerage services, trust services and service charges on deposit accounts of $79 thousand, $35 thousand, and $35 thousand, respectively, when compared with 2015.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

	2017		2016		2015
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$9,251	5.5%	$8,766	10.8%	$7,914	(5.3)%
Occupancy expense	1,124	(1.4)	1,140	1.7	1,121	5.7
Equipment expense	850	(1.3)	861	(6.7)	923	3.0
Data processing expense	1,513	10.6	1,368	11.8	1,224	8.3
Amortization of intangible assets	16	0.0	16	0.0	16	(64.4)
Other operating expenses	3,075	11.3	2,763	(2.4)	2,832	(1.6)

Total noninterest expense	$15,829	6.1%	$14,914	6.3%	$14,030	(2.4)%

Noninterest expense increased $915 thousand to $15.83 million in 2017 compared with the same period in 2016. Salaries and employee benefits increased $485 thousand when compared with 2016 as a result of staffing expansion in the Tifton and Valdosta markets and greater incentive based income. Other operating expense increased $312 thousand compared with 2016 due primarily to higher professional fees, increased FDIC insurance assessment and a mass reissue of debit cards among other expenses related to migration to a new core processing provider. Data processing expense also increased $146 thousand compared with 2016 largely related to the core processor migration as well. Partially offsetting these increases were decreases in occupancy and equipment expense of $16 thousand and $11 thousand, respectively, compared with 2016.

For 2016, noninterest expense increased $884 thousand to $14.91 million compared with the same period in 2015. Salaries and employee benefits increased $852 thousand when compared with 2015 as a result of new personnel in our Valdosta and Tifton markets as well as new staff needed in connection with the upcoming retirement of critical staff. Data processing and occupancy expense also increased $144 thousand and $19 thousand, respectively, compared with 2015. Partially offsetting these increases were decreases in other operating and equipment expense of $69 thousand and $62 thousand, respectively, compared with 2015.

The efficiency ratio, (noninterest expense divided by total noninterest income plus tax equivalent net interest income), a measure of productivity, increased slightly to 70.8% for 2017 when compared with 70.6% for 2016 whereas the ratio decreased from 73.0% for year ending 2015. Although the efficiency ratio remained flat for 2017, the growth in interest income more than offset the increase in noninterest expense and noninterest income decreased when compared with 2016. The improvement in the efficiency ratio for 2016 resulted from large growth in interest income when compared with 2015.

Federal Income Tax Expense

The Corporation had an expense of $1.62 million for federal income taxes in 2017 compared with an expense of $1.15 million in 2016 and $827 thousand for the year ending December 31, 2015. These amounts resulted in an effective tax rate of 29.8%, 22.2%, and 19.7%, for 2017, 2016, and 2015, respectively. See Note 10 of the Corporation’s Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are what provide us income.

Total average assets increased $42.4 million to $473.4 million in 2017 compared with 2016. The increase in total average assets is primarily attributable to an increase in average loans of $36.7 million and an increase in average investment securities of $3.3 million. The Corporation’s earning assets, which include loans, investment securities, certificates of deposit with other banks and interest-bearing deposits with banks, averaged $441.9 million in 2017, a 10% increase from $402.1 million in 2016. The average volume for total deposits increased $37.4 million mostly due to an increase in noninterest-bearing deposits of $17.1 million compared with the prior year. For 2017, average earning assets were comprised of 71% loans, 25% investment securities, and 4% deposit balances with banks. The ratio of average earning assets to average total assets remained flat at 93.3% for both 2017 and 2016.

Loans

Loans are one of the Corporation’s largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2017, average net loans represented 71% of average earning assets and 66% of average total assets.

The composition of the Corporation’s loan portfolio at December 31, 2017, 2016, and 2015 was as follows:

	2017		2016		2015
	(Dollars in thousands)
Category	Amount	% Change	Amount	% Change	Amount	% Change

Commercial, financial, and agricultural	$73,146	3.0%	$70,999	22.1%	$58,173	21.5%
Real estate:
Construction	22,287	(14.3)	25,999	31.1	19,831	61.8
Commercial	106,458	16.1	91,733	6.9	85,777	11.5
Residential	99,160	19.1	83,271	22.5	67,969	(1.9)
Agricultural	25,374	53.0	16,580	6.2	15,620	4.2
Consumer & other	3,766	(4.9)	3,961	15.3	3,435	11.1
Total loans	$330,191	12.9	$292,543	16.6	$250,805	11.8
Unearned interest and discount	(18)	5.3	(19)	0.0	(19)	(26.9)
Allowance for loan losses	(3,044)	2.6	(3,124)	3.0	(3,032)	(2.6)
Net loans	$327,129	13.0%	$289,400	16.8%	$247,754	11.9%

Total year-end balances of loans increased $37.7 million while average total loans increased $36.7 million in 2017 compared with 2016. Commercial, residential, and agricultural real estate loan categories as well as commercial, financial and agricultural loans experienced growth in 2017. The ratio of total loans to total deposits at year end increased to 83.2% in 2017 compared with 78.7% in 2016. The loan portfolio mix at December 31, 2017 consisted of 6.8% loans secured by construction real estate, 32.2% loans secured by commercial real estate, 30.0% of loans secured by residential real estate, and 7.7% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 22.2% and installment loans to individuals for consumer purposes of 1.1%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation’s loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2017.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on non-accruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $3.044 million, or 0.9% of total loans outstanding, as of December 31, 2017. This level represented an $81 thousand decrease from the corresponding 2016 year-end amount, which was 1.1% of total loans outstanding.

There was a provision for loan losses of $300 thousand in 2017 compared with a provision for loan losses of $160 thousand in 2016. See Part I, Item 1, “Table 4 – Loan Portfolio” for details of the changes in the allowance for loan losses.

Investment Securities

The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income for excess liquidity that is not needed for loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment. The Corporation’s investment securities represent 20.7% of our assets and 50% of the portfolio includes largely state, county and municipal securities. Also, the portfolio includes 44% of U.S. government agency securities, 5% of U.S. government sponsored pass-thru residential mortgage-backed securities, and 1% of U.S. government treasury securities.

The following table summarizes the contractual maturity of investment securities at their carrying values as of December 31, 2017:

Amounts Maturing In:	Securities Available for Sale	Securities Held to Maturity	Total
	(Dollars in thousands)
One year or less	$0	$9,813	$9,813
After one through five years	15,556	19,467	35,023
After five through ten years	35,442	12,547	47,989
After ten years	3,265	2,764	6,029
Total debt investment securities	54,263	44,591	98,854
Equity securities	100	0	100
Total investment securities	$54,363	$44,591	$98,954

At December 31, 2017, the total investment portfolio decreased to $99.0 million, down $9.2 million, compared with $108.2 million at December 31, 2016. The decrease was mainly due to calls and maturities of $9.1 million of municipal securities and U.S. government agency securities as well as residential mortgage-backed securities principal paydowns of $1.6 million. Additionally, we sold $5.7 million of available for sale U.S. government agency securities, corporate notes, and Federal Agricultural Mortgage Corporation equity securities resulting in a net gain of $187 thousand. Partially offsetting these calls, maturities and sales were purchases of $7.3 million of U.S. government agency securities and municipal securities.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, other-than-temporarily impaired preferred stock, and property acquired by foreclosure. The level of nonperforming assets increased $2.1 million at December 31, 2017 compared with December 31, 2016 due to an increase of $1.4 million in nonaccrual loans. Also, foreclosed assets increased $632 thousand compared with 2016. Nonperforming assets were approximately $2.4 million, or 0.51% of total assets as of December 31, 2017, compared with $373 thousand or 0.08% of total assets at December 31, 2016.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2017, average deposits increased from $353.0 million in 2016 to $390.5 million. This average deposit growth occurred primarily in NOW accounts, noninterest-bearing, and money market deposits. As of December 31, 2017, the Corporation’s balance of certificates of deposit of $100,000 or more increased to $46.1 million from $43.2 million at the end of 2016.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2017, the Corporation borrowed $16 million in principal reducing credit advances, $19 million in fixed rate credit advances, $5 million in daily rate credit, repaid $19 million of the fixed-rate and daily rate advances, and made annual installment payments of $8.4 million on five principal reducing credit advances from the Federal Home Loan Bank. During 2018, we expect to make annual installment payments totaling $8.0 million on principal reducing credit advances and payoff two fixed-rate advances totaling $10 million that have convertible options by the issuer to convert the rates to a 3-month LIBOR. Total long-term advances with the Federal Home Loan Bank were $29.1 million at December 31, 2017. Details on the Federal Home Loan Bank advances are presented in Notes 7 and 8 to the financial statements.

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

The Corporation is a separate entity from the Bank and provides for its own liquidity. The Corporation is responsible for the payment of dividends declared for shareholders, and interest and principal on its outstanding debt. Substantially, all of the Corporation’s liquidity is obtained from dividends from the Bank.

The Consolidated Statement of Cash Flows details the Corporation’s cash flows from operating, investing, and financing activities. During 2017, operating and financing activities provided cash flows of $42.7 million, while investing activities used $35.1 million resulting in an increase in cash and cash equivalents balances of $7.6 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Bank’s deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less time deposits of $100,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 88.4% of total deposits on December 31, 2017, and 2016.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss. The Bank had $9.8 million of investment securities maturing within one year or less on December 31, 2017, which represented 9.9% of the investment debt securities portfolio. Also, the Bank has $4.6 million of U.S. government agency securities callable at the option of the issuer within one year and approximately $1.2 million of expected annual cash flow in principal reductions from payments of mortgage-backed securities. In 2017, none of our callable U.S. government agency securities were called and $9.6 million were called in 2016. We have reinvested these proceeds from called investment securities in new loans and new investment securities. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations.

Contractual Obligations

The chart below shows the Corporation’s contractual obligations and its scheduled future cash payments under those obligations as of December 31, 2017.

The majority of the Corporation’s outstanding contractual obligations are long-term debt. The remaining contractual are comprised of purchase obligations for data processing services and a rental agreement for our loan production office in Tifton, Georgia. We have no capital lease obligations.

	Payments Due by Period
	(Dollars in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$29,057	$0	$17,343	$9,143	$2,571
Operating leases	23	13	10	0	0
Total contractual obligations	$29,080	$13	$17,353	$9,143	$2,571

Off-Balance Sheet Arrangements

We are a party to financial instruments with off-balance-sheet risk which arise in the normal course of business to meet the financing needs of our customers. These financial instruments include commitments to extend credit in the form of loans or through letters of credit. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the financial statements and are unconditionally cancelable. Since many of the commitments to extend credit and standby letters of credit are expected to expire without being drawn upon, the contractual amounts do not necessarily represent future cash requirements.

Financial instruments whose contract amounts represent credit risk:	2017	2016
	(Dollars in thousands)
Commitments to extend credit	$24,706	$34,031
Standby letters of credit	$3,135	$2,660

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 8.55% in 2017 and 8.90% in 2016. The Federal Reserve Board and the FDIC have issued rules regarding risk-based capital requirements for U.S. banks and bank holding companies. The Basel III Capital Rules set forth changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based ratios. The new risk weightings are more punitive for assets held by banks that are deemed to be of higher risk. The minimum capital level requirements applicable to the Bank under the Basel III Capital Rules are: (i) a common equity Tier 1 risk-based capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a Total risk-based capital ratio of 8%; and (iv) Tier 1 leverage ratio of 4%. Common equity Tier 1 capital consists of retained earnings and common stock instruments, subject to certain adjustments. At December 31, 2017, we were well in excess of the minimum requirements under the guidelines with a common equity Tier 1 capital ratio of 12.74%, Tier I risk-based capital ratio of 12.74%, Total risk-based capital ratio of 13.65%, and a leverage ratio of 8.79%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios at December 31, 2017 and 2016 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

	Southwest Georgia Financial Corporation		Southwest Georgia Bank
Risk-Based Capital Ratios	2017	2016	2017	2016	Minimum Regulatory Guidelines	Minimum For Well Capitalized

Common Equity Tier 1	12.74%	13.03%	12.02%	12.47%	4.50%	≥ 6.50%
Tier I capital	12.74%	13.03%	12.02%	12.47%	6.00%	≥ 8.00%
Total risk-based capital	13.65%	14.04%	12.93%	13.48%	8.00%	≥ 10.00%
Leverage	8.79%	8.87%	8.29%	8.49%	4.00%	≥ 5.00%

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2017. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with GAAP and include, as necessary, best estimates and judgments by management.

/s/ DeWitt Drew	/s/ Karen T. Boyd
DeWitt Drew	Karen T. Boyd
President and Chief Executive Officer	Senior Vice President and Treasurer
(Principal Executive Officer)	(Principal Financial Officer)

March 30, 2018

TJS Deemer Dana LLP

tjsdd.com

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Southwest Georgia Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Georgia Financial Corporation and its subsidiary (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

TJS Deemer Dana LLP

We have served as the Company's auditor since 2002.

Dublin, Georgia
March 29, 2018

1004 Hillcrest Parkway
Dublin, GA 31021
PHONE: 478.272.2030
FAX: 478.272.3318

2905 Premiere Parkway
Suite 100
Duluth, GA 30097
PHONE: 770.498.1400
FAX: 770.498.1419

118 Park of Commerce Drive
Suite 200
Savannah, GA 31405
PHONE: 912.238.1001
FAX: 912.238.1701

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

	2017	2016
ASSETS

Cash and due from banks	$11,143,494	$7,700,522
Interest-bearing deposits in other banks	22,994,927	18,819,394
Cash and cash equivalents	34,138,421	26,519,916

Certificates of deposit in other banks	1,985,000	0
Investment securities available for sale, at fair value	54,363,641	53,565,503
Investment securities to be held to maturity (fair value
approximates $45,147,800 and $55,123,073)	44,590,841	54,602,535
Federal Home Loan Bank stock, at cost	2,438,200	1,874,200
Loans, net of allowance for loan losses of $3,043,632 and $3,124,611	327,129,758	289,399,625
Premises and equipment, net	12,249,518	11,209,285
Bank property held for sale	211,500	211,500
Foreclosed assets, net	758,878	126,713
Intangible assets	19,532	35,156
Bank owned life insurance	6,553,318	5,356,683
Other assets	4,633,768	5,600,114

Total assets	$489,072,375	$448,501,230

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
NOW accounts	$25,871,273	$47,420,335
Money market	129,040,471	95,658,654
Savings	30,793,864	29,006,734
Certificates of deposit $100,000 and over	46,052,591	43,234,832
Other time accounts	37,579,089	39,524,168

Total interest-bearing deposits	269,337,288	254,844,723
Noninterest-bearing deposits	127,668,471	116,648,264

Total deposits	397,005,759	371,492,987

Short-term borrowed funds	17,971,429	8,447,619
Long-term debt	29,057,143	26,028,571
Other liabilities	3,895,058	4,109,719

Total liabilities	447,929,389	410,078,896

Shareholders’ equity:
Common stock – $1 par value, 5,000,000 shares
authorized, 4,293,835 shares for 2017 and 2016 issued	4,293,835	4,293,835
Additional paid-in capital	31,701,533	31,701,533
Retained earnings	33,020,030	30,333,410
Accumulated other comprehensive loss	(1,629,619)	(1,785,991)
Treasury stock, at cost 1,752,330 shares for 2017
and 1,746,398 for 2016	(26,242,793)	(26,120,453)

Total shareholders’ equity	41,142,986	38,422,334

Total liabilities and shareholders’ equity	$489,072,375	$448,501,230

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2017, 2016, and 2015

	2017	2016	2015
Interest income:
Interest and fees on loans	$16,299,091	$14,796,649	$12,695,520
Interest on debt securities: Taxable	1,286,473	1,170,259	1,345,549
Interest on debt securities: Tax-exempt	1,228,479	1,253,064	1,240,706
Dividends	102,360	89,840	72,619
Interest on deposits in other banks	195,032	103,244	62,138
Interest on certificates of deposit in other banks	34,879	52	11,795
Total interest income	19,146,314	17,413,108	15,428,327

Interest expense:
Deposits	1,153,609	935,291	795,850
Federal funds purchased	1,068	10	426
Other short-term borrowings	224,144	103,567	67,274
Long-term debt	523,344	573,225	453,258
Total interest expense	1,902,165	1,612,093	1,316,808

Net interest income	17,244,149	15,801,015	14,111,519

Provision for loan losses	300,000	160,000	141,300
Net interest income after provision
for loan losses	16,944,149	15,641,015	13,970,219

Noninterest income:
Service charges on deposit accounts	1,005,270	1,086,268	1,121,240
Income from trust services	218,657	209,755	245,279
Income from brokerage services	362,416	342,051	420,695
Income from insurance services	1,523,309	1,477,663	1,372,872
Income from mortgage banking services	155,053	354,627	317,970
Net gain (loss) on sale or disposition of assets	(9,022)	38,165	22,382
Net gain on sale of securities	186,610	168,919	3,587
Other income	870,229	781,811	756,152
Total noninterest income	4,312,522	4,459,259	4,260,177

Noninterest expense:
Salaries and employee benefits	9,250,777	8,765,865	7,914,155
Occupancy expense	1,124,028	1,140,600	1,120,940
Equipment expense	850,376	860,935	923,267
Data processing expense	1,513,630	1,367,569	1,224,177
Amortization of intangible assets	15,625	15,625	15,625
Other operating expenses	3,074,843	2,763,227	2,831,433
Total noninterest expenses	15,829,279	14,913,821	14,029,597

Income before income taxes	5,427,392	5,186,453	4,200,799
Provision for income taxes	1,619,900	1,152,476	827,164
Net income	$3,807,492	$4,033,977	$3,373,635

Basic earnings per share:
Net income	$1.49	$1.58	$1.32
Weighted average shares outstanding	2,547,421	2,547,778	2,547,837
Diluted earnings per share:
Net income	$1.49	$1.58	$1.32
Weighted average shares outstanding	2,547,422	2,547,778	2,547,837

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the years ended December 31, 2017, 2016, and 2015

	2017	2016	2015

Net income	$3,807,492	$4,033,977	$3,373,635
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities available for sale	326,684	(704,188)	116,782
Reclassification adjustment for (gain) loss realized
in income on securities available for sale	(186,610)	(144,034)	17,992
Unrealized gain (loss) on pension plan benefits	503,167	(110,306)	(1,032,035)
Federal income tax (expense) benefit	486,869	(325,900)	(305,069)
Other comprehensive income (loss), net of tax	156,372	(632,628)	(592,192)
Total comprehensive income	$3,963,864	$3,401,349	$2,781,443

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

for the years ended December 31, 2017, 2016, and 2015

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at Dec. 31, 2014	$4,293,835	$31,701,533	$25,014,980	$(561,171)	$(26,113,795)	$34,335,382
Net Income	—	—	3,373,635	—	—	3,373,635
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	88,951	—	88,951
Changes in net loss on pension plan benefits	—	—	—	(681,143)	—	(681,143)
Cash dividend declared $.40 per share	—	—	(1,019,135)	—	—	(1,019,135)
Balance at Dec. 31, 2015	4,293,835	31,701,533	27,369,480	(1,153,363)	(26,113,795)	36,097,690
Net Income	—	—	4,033,977	—	—	4,033,977
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(559,826)	—	(559,826)
Changes in net loss on pension plan benefits	—	—	—	(72,802)	—	(72,802)
Cash dividend declared $.42 per share	—	—	(1,070,047)	—	—	(1,070,047)
Purchase of 400 shares of treasury stock	—	—	—	—	(6,658)	(6,658)
Balance at Dec. 31, 2016	4,293,835	31,701,533	30,333,410	(1,785,991)	(26,120,453)	38,422,334
Net Income	—	—	3,807,492	—	—	3,807,492
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	93,675	—	93,675
Changes in net gain on pension plan benefits	—	—	—	62,697	—	62,697
Cash dividend declared $.44 per share	—	—	(1,120,872)	—	—	(1,120,872)
Purchase of 5,932 shares of treasury stock	—	—	—	—	(122,340)	(122,340)
Balance at Dec. 31, 2017	$4,293,835	$31,701,533	$33,020,030	$(1,629,619)	$(26,242,793)	$41,142,986

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2017, 2016, and 2015

	2017	2016	2015
Cash flows from operating activities:
Net income	$3,807,492	$4,033,977	$3,373,635
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	300,000	160,000	141,300
Depreciation	881,000	923,578	961,964
Net amortization of investment securities	396,899	309,185	307,861
Income on cash surrender value of bank owned life insurance	(133,398)	(125,290)	(147,601)
Disposal of fixed assets to charitable expense	13,045	0	0
Amortization of intangibles	15,625	15,625	15,625
Loss (gain) on sale/writedown of foreclosed assets	8,892	0	(13,077)
Net gain on sale of securities	(186,610)	(168,919)	(3,587)
Net loss (gain) on disposal of other assets	1,594	(36,701)	(9,305)
Change in:
Other assets	489,903	(253,894)	52,322
Other liabilities	288,505	324,142	(208,670)
Net cash provided by operating activities	5,882,947	5,181,703	4,470,467

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	10,070,453	5,952,271	5,115,703
Proceeds from calls, paydowns and maturities of securities AFS	635,818	10,354,337	4,143,139
Proceeds from Federal Home Loan Bank Stock repurchase	705,100	413,700	141,600
Proceeds from sale of securities available for sale	5,741,211	11,933,634	4,044,500
Proceeds from sale of securities held to maturity	0	576,834	516,746
Proceeds from maturity of certificates of deposit in other banks	0	245,000	1,225,000
Purchase of securities held to maturity	(265,000)	(478,559)	(5,207,650)
Purchase of securities available for sale	(7,039,139)	(25,129,827)	(5,709,379)
Purchase of Federal Home Loan Bank Stock	(1,269,100)	(418,700)	(450,800)
Purchase certificates of deposit in other banks	(1,985,000)	0	0
Net change in loans	(38,895,975)	(41,850,494)	(26,517,707)
Purchase bank owned life insurance	(1,063,237)	0	0
Proceeds from bank owned life insurance	0	0	30,011
Purchase of premises and equipment	(1,955,067)	(1,455,043)	(370,837)
Proceeds from sales of fixed assets and foreclosed assets	233,553	304,825	201,000
Net cash used by investing activities	(35,086,383)	(39,552,022)	(22,838,674)

Cash flows from financing activities:
Net change in deposits	25,512,772	32,477,143	29,042,251
Payment of short-term portion of long-term debt	(13,447,619)	(7,590,476)	(5,133,333)
Proceeds from issuance of short-term debt	7,857,143	857,143	2,457,143
Proceeds from issuance of long-term debt	18,142,857	5,142,857	11,542,857
Cash dividends paid	(1,120,872)	(1,070,047)	(1,019,135)
Payment for treasury stock	(122,340)	(6,658)	0
Net cash provided by financing activities	36,821,941	29,809,962	36,889,783

Increase (decrease) in cash and cash equivalents	7,618,505	(4,560,357)	18,521,576
Cash and cash equivalents - beginning of period	26,519,916	31,080,273	12,558,697
Cash and cash equivalents - end of period	$34,138,421	$26,519,916	$31,080,273

Cash paid during the year for:
Income taxes	$895,000	$964,000	$725,000
Interest paid	$1,881,924	$1,600,593	$1,314,156

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	2017	2016	2015
NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$903,842	$44,963	$241,980
Unrealized gain (loss) on securities AFS	$140,074	$(848,222)	$134,774
Unrealized gain (loss) on pension plan benefits	$503,167	$(110,306)	$(1,032,035)
Net reclass between short and long-term debt	$15,114,286	$7,590,476	$5,133,333
Sale of foreclosed properties through loans	$38,000	$0	$334,000
Property moved from fixed assets to property held for sale	$0	$211,500	$0

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $12,304 at December 31, 2017.

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

Bank Property Held for Sale

In 2016, the Bank’s former branch in Pavo, Georgia, was transferred from premises to bank property held for sale and depreciation was discontinued. The property was booked at the lower of cost or market value based on a current appraisal of $211,500. The Corporation has this property available for sale.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. At December 31, 2017, the foreclosed assets recorded were not considered to be residential real estate. There was no valuation allowance for foreclosed asset losses at December 31, 2017. Foreclosed assets totaled $758,878 at December 31, 2017, up from $126,713 at December 31, 2016.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At December 31, 2017 and 2016, the policies had a value of $6,553,318 and $5,356,683, respectively, and were 15.9% and 13.9%, respectively, of shareholders’ equity. These values are within regulatory guidelines.

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

The Corporation recognizes penalties related to income tax matters in income tax expense.  The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax period ending December 31, 2015 and subsequent years.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes all changes in shareholders’ equity during a period, except those resulting from transactions with shareholders. Besides net income, other components of the Corporation’s accumulated other comprehensive income (loss) includes the after tax effect of changes in the net unrealized gain/loss on securities available for sale and the unrealized gain/loss on pension plan benefits.

Trust Department

Trust income is included in the accompanying consolidated financial statements on the cash basis in accordance with established industry practices. Reporting of such fees on the accrual basis would have no material effect on reported income.

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2017, 2016, and 2015 were $192,016, $173,595, and $153,423, respectively.

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015, subject to a phase-in period, but are not applicable to bank holding companies, like the Corporation, with less than $1 billion in total consolidated assets that meet certain criteria.

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

The Basel III Capital Rules also introduce a “capital conservation buffer”, which is in addition to each capital ratio and is phased-in over a three-year period beginning in January 2016.

As of December 31, 2017, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since December 31, 2017, that management believes has changed the Bank’s status as “well-capitalized.” The capital ratios of the Corporation and Bank are presented in Note 15 of the Corporation’s Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act, which was enacted in December, 2017. The guidance allows reclassification of the tax effects that were stranded in accumulated other comprehensive income as a result of the tax rate change from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018. The adoption of ASU 2018-02 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Stock Compensation, Scope of Modification Accounting. This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. The adoption of ASU 2017-09 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium. The premium on individual callable debt securities shall be amortized to the earliest call date. This guidance does not apply to securities for which prepayments are estimated on a large number of similar loans where prepayments are probable and reasonable estimable. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This update should be adopted on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption. The adoption of ASU 2017-08 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

2. INVESTMENT SECURITIES

Debt and equity securities have been classified in the consolidated balance sheets according to management’s intent. The amortized costs of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$979,983	$0	$12,213	$967,770
U.S. government agency securities	43,978,023	580,366	698,299	43,860,090
State and municipal securities	7,482,912	129,231	38,454	7,573,689
Residential mortgage-backed securities	1,812,905	51,651	2,844	1,861,712

Total debt securities AFS	54,253,823	761,248	751,810	54,263,261
Equity securities	100,380	0	0	100,380
Total securities AFS	$54,354,203	$761,248	$751,810	$54,363,641

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$977,967	$0	$15,817	$962,150
U.S. government agency securities	41,117,402	697,811	830,316	40,984,897
State and municipal securities	6,537,093	25,170	109,666	6,452,597
Residential mortgage-backed securities	2,454,282	76,284	1,252	2,529,314
Corporate notes	2,497,016	27,944	795	2,524,165

Total debt securities AFS	53,583,760	827,209	957,846	53,453,123
Equity securities	112,380	0	0	112,380
Total securities AFS	$53,696,140	$827,209	$957,846	$53,565,503

Securities Held to Maturity:

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$41,447,092	$527,632	$48,083	$41,926,641
Residential mortgage-backed securities	3,143,749	77,542	132	3,221,159

Total securities HTM	$44,590,841	$605,174	$48,215	$45,147,800

December 31, 2016	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$50,435,624	$508,109	$117,077	$50,826,656
Residential mortgage-backed securities	4,166,911	129,506	0	4,296,417

Total securities HTM	$54,602,535	$637,615	$117,077	$55,123,073

At December 31, 2017, securities with a carrying value of $71,520,817 and a market value of $71,648,073 were pledged as collateral for public deposits and other purposes as required by law. Of these amounts, approximately $12,100,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2016, securities with a carrying value of $63,902,259 and a market value of $64,141,934 were pledged as collateral for public deposits and other purposes as required by law. At December 31, 2017 and 2016, we had both 1 – 4 family and multifamily mortgage loans pledged to secure Federal Home Loan Bank (“FHLB”) advances. The FHLB requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2017, this stock investment was $2,438,200.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation’s shareholders’ equity at December 31, 2017.

The amortized cost and estimated fair value of securities at December 31, 2017 and 2016, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

December 31, 2017
Available for Sale:	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$0	$0
After one through five years	15,437,594	15,556,274
After five through ten years	35,610,754	35,441,617
After ten years	3,205,475	3,265,370

Total debt securities AFS	54,253,823	54,263,261
Equity securities	100,380	100,380
Total securities AFS	$54,354,203	$54,363,641

Held to Maturity:	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$9,812,609	$9,821,948
After one through five years	19,467,142	19,680,375
After five through ten years	12,546,856	12,806,108
After ten years	2,764,234	2,839,369

Total securities HTM	$44,590,841	$45,147,800

December 31, 2016
Available for Sale:	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$0	$0
After one through five years	10,130,179	10,303,973
After five through ten years	39,818,677	39,507,820
After ten years	3,634,904	3,641,330

Total debt securities AFS	53,583,760	53,453,123
Equity securities	112,380	112,380
Total securities AFS	$53,696,140	$53,565,503

Held to Maturity:	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$7,939,740	$7,941,397
After one through five years	26,537,314	26,786,525
After five through ten years	15,178,560	15,493,803
After ten years	4,946,921	4,901,348

Total securities HTM	$54,602,535	$55,123,073

The following tables summarize the activity of security sales by intention and year for years ending 2017, 2016, and 2015.

Securities Available For Sale:

December 31,	2017	2016	2015

Proceeds of sales	$5,741,211	$11,933,634	$4,044,500

Gross gains	$186,610	$152,102	$0
Gross losses	0	(8,068)	(17,992)
Net gains (losses) on sales of available for sale securities	$186,610	$144,034	$(17,992)

Securities Held to Maturity:

December 31,	2017	2016	2015

Amortized cost of securities sold	$0	$551,949	$495,167
Proceeds from sales	0	576,834	516,746
Net gains on sales of held to maturity securities	$0	$24,885	$21,579

Sales of held to maturity securities during years ended December 31, 2016 and 2015 included small lots of mortgage-backed securities which were paid down by over 85% of face value.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2017	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$12,213	$967,770	$0	$0
U.S. government agency securities	34,083	4,988,630	664,216	18,347,439
State and municipal securities	16,836	975,900	21,618	877,798
Residential mortgage-backed securities	0	0	2,844	188,081
Total debt securities available for sale	$63,132	$6,932,300	$688,678	$19,413,318

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$15,954	$5,521,443	$32,129	$1,281,797
Residential mortgage-backed securities	132	146,203	0	0
Total securities held to maturity	$16,086	$5,667,646	$32,129	$1,281,797

December 31, 2016	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$15,817	$962,150	$0	$0
U.S. government agency securities	830,316	19,330,575	0	0
State and municipal securities	109,666	4,676,685	0	0
Residential mortgage-backed securities	1,252	311,851	0	0
Corporate notes	0	0	795	499,205
Total debt securities available for sale	$957,051	$25,281,261	$795	$499,205

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$117,077	$16,162,203	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$117,077	$16,162,203	$0	$0

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

At December 31, 2017, forty-eight debt securities had unrealized losses with aggregate depreciation of 2.35% from the Corporation’s amortized cost basis. At December 31, 2016, sixty-nine debt securities had unrealized losses with aggregate depreciation of 2.50%. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation’s loan portfolio at December 31, 2017 and 2016 was as follows:

	2017	2016

Commercial, financial and agricultural loans	$73,146,397	$70,999,423
Real estate
Construction loans	22,287,012	25,999,295
Commercial mortgage loans	106,458,342	91,732,812
Residential loans	99,159,607	83,270,983
Agricultural loans	25,373,621	16,580,126
Consumer & other loans	3,766,332	3,960,492

Loans outstanding	330,191,311	292,543,131

Unearned interest and discount	(17,921)	(18,895)
Allowance for loan losses	(3,043,632)	(3,124,611)
Net loans	$327,129,758	$289,399,625

The Corporation’s only significant concentration of credit at December 31, 2017, occurred in real estate loans which totaled approximately $253 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

At December 31, 2017, $58,684,267 1-4 family and multifamily mortgage loans were pledged to FHLB to secure outstanding advances.

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

Loans placed on nonaccrual status amounted to $1,674,656 and $246,320 at December 31, 2017 and 2016, respectively. There were no past due loans over 90 days and still accruing at December 31, 2017 or 2016. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $41,496 and $476 as of December 31, 2017 and 2016, respectively.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of December 31, 2017
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$364,527	$0	$364,527	$394,455	$72,387,415	$73,146,397
Real estate:
Construction loans	198,861	0	198,861	0	22,088,151	22,287,012
Commercial mortgage loans	645,214	0	645,214	757,085	105,056,043	106,458,342
Residential loans	2,023,517	0	2,023,517	518,301	96,617,789	99,159,607
Agricultural loans	0	0	0	0	25,373,621	25,373,621
Consumer & other loans	30,033	0	30,033	4,815	3,731,484	3,766,332

Total loans	$3,262,152	$0	$3,262,152	$1,674,656	$325,254,503	$330,191,311

	Age Analysis of Past Due Loans As of December 31, 2016
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$1,264,998	$0	$1,264,998	$38,798	$69,695,627	$70,999,423
Real estate:
Construction loans	66,931	0	66,931	207,522	25,724,842	25,999,295
Commercial mortgage loans	1,268,405	0	1,268,405	0	90,464,407	91,732,812
Residential loans	1,376,671	0	1,376,671	0	81,894,312	83,270,983
Agricultural loans	0	0	0	0	16,580,126	16,580,126
Consumer & other loans	65,127	0	65,127	0	3,895,365	3,960,492

Total loans	$4,042,132	$0	$4,042,132	$246,320	$288,254,679	$292,543,131

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

At December 31, 2017 and 2016, impaired loans amounted to $4,895,730 and $3,560,901, respectively. A reserve amount of $331,779 and $549,429, respectively, was recorded in the allowance for loan losses for these impaired loans as of December 31, 2017 and 2016.

The following tables present impaired loans, segregated by class of loans as of December 31, 2017 and 2016:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2017	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$459,003	$208,032	$250,971	$459,003	$44,468	$190,994	$10,920
Real estate:
Construction loans	549,599	428,799	0	428,799	0	299,609	24,487
Commercial mortgage loans	1,615,811	1,107,654	339,440	1,447,094	57,403	4,130,250	54,582
Residential loans	2,476,728	316,230	2,079,823	2,396,053	224,916	5,277,602	108,472
Agricultural loans	142,966	142,966	0	142,966	0	703,079	8,198
Consumer & other loans	21,815	846	20,969	21,815	4,992	10,684	521

Total loans	$5,265,922	$2,204,527	$2,691,203	$4,895,730	$331,779	$10,612,218	$207,180

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2016	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$102,086	$4,798	$97,288	$102,086	$12,021	$21,154	$2,464
Real estate:
Construction loans	247,015	126,215	0	126,215	0	168,432	12,691
Commercial mortgage loans	880,670	0	880,670	880,670	245,472	4,005,175	46,195
Residential loans	2,223,421	230,610	1,971,899	2,202,509	291,936	3,272,528	122,370
Agricultural loans	246,175	246,175	0	246,175	0	851,740	8,150
Consumer & other loans	3,246	3,246	0	3,246	0	6,501	201

Total loans	$3,702,613	$611,044	$2,949,857	$3,560,901	$549,429	$8,325,530	$192,071

For the period ending December 31, 2015, the average recorded investment for impaired loans was $6,484,420 and the interest income received during impairment was $237,889.

At December 31, 2017 and 2016, included in impaired loans were $4,243 and $914,378, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at December 31, 2017 and 2016, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of December 31, 2017 and 2016. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	December 31, 2017
			Under restructured terms
	Accruing	Nonaccruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	3,397	0	1	3,397	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	846	0	1	846	0	0
Total TDR’s	$4,243	$0	2	$4,243	0	$0

	December 31, 2016
			Under restructured terms
	Accruing	Nonaccruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	4,853	0	1	4,853	0	0
Agricultural loans	906,279	0	3	906,279	0	0
Consumer & other loans	3,246	0	1	3,246	0	0
Total TDR’s	$914,378	$0	5	$914,378	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at December 31, 2017 and 2016.

	December 31, 2017				December 31, 2016
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	2	4,243	0	0	5	914,378	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	2	$4,243	0	$0	5	$914,378	0	$0

As of December 31, 2017 and 2016, the Corporation had a balance of $4,243 and $914,378, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans as of December 31, 2017, and no charge-offs as of December 31, 2016. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0 at both December 31, 2017 and 2016. The Corporation had no unfunded commitment to lend to a customer that has a troubled debt restructured loan as of December 31, 2017.

Credit Risk Monitoring and Loan Grading

The Corporation employs several means to monitor the risk in the loan portfolio including volume and severity of loan delinquencies, nonaccrual loans, internal grading of loans, historical loss experience and economic conditions.

Loans are subject to an internal risk-grading system which indicates the risk and acceptability of that loan. The loan grades used by the Corporation are for internal risk identification purposes and do not directly correlate to regulatory classification categories or any financial reporting definitions.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of December 31, 2017, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans at December 31, 2017 and 2016:

December 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,371,135	$0	$0	$23,919	$0	$325,236	$1,720,290
Grade 2- Above Avg.	0	0	0	0	0	51,421	51,421
Grade 3- Acceptable	27,024,359	2,085,620	30,090,030	26,304,640	11,071,244	866,455	97,442,348
Grade 4- Fair	42,821,117	19,772,593	70,518,545	68,103,351	13,781,326	2,494,509	217,491,441
Grade 5a- Watch	120,626	0	1,027,581	757,628	39,344	7,572	1,952,751
Grade 5b- OAEM	557,070	0	3,073,051	1,226,841	338,741	1,357	5,197,060
Grade 6- Substandard	945,238	428,799	1,749,135	2,743,228	142,966	19,782	6,029,148
Grade 7- Doubtful	306,852	0	0	0	0	0	306,852
Total loans	$73,146,397	$22,287,012	$106,458,342	$99,159,607	$25,373,621	$3,766,332	$330,191,311

December 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$615,535	$0	$0	$24,963	$0	$395,765	$1,036,263
Grade 2- Above Avg.	0	0	0	7,172	289,561	10,195	306,928
Grade 3- Acceptable	28,049,484	7,456,101	24,383,326	29,654,781	8,899,344	1,343,547	99,786,583
Grade 4- Fair	40,358,471	18,402,769	62,023,892	48,747,687	6,306,754	2,182,145	178,021,718
Grade 5a- Watch	111,488	0	1,071,667	832,624	22,642	16,002	2,054,423
Grade 5b- OAEM	1,561,359	14,210	2,883,133	1,260,719	0	3,247	5,722,668
Grade 6- Substandard	214,862	126,215	1,370,794	2,743,037	1,061,825	9,591	5,526,324
Grade 7- Doubtful	88,224	0	0	0	0	0	88,224
Total loans	$70,999,423	$25,999,295	$91,732,812	$83,270,983	$16,580,126	$3,960,492	$292,543,131

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

The ALL is calculated by the addition of the estimated loss derived from each of the above categories. The impaired loans and nonaccrual loans are analyzed on an individual basis to determine if the future collateral value is sufficient to support the outstanding debt of the loan. If an estimated loss is calculated, it is included in the estimated ALL until it is charged to the loan loss reserve. The calculation for loan risk graded 5b, 6, 7 or 8, other outstanding loans and other commitments to lend is based on assigning an estimated loss factor based on a twelve quarter rolling historical weighted average net loss rate. The estimated requirement for unallocated general reserves from migration and economic analysis is determined by considering (1) trends in asset quality, (2) level and trends in charge-off experience, (3) macroeconomic trends and conditions, (4) microeconomic trends and conditions and (5) risk profile of lending activities. Within each of these categories, a risk factor percentage from a rating of excessive, high, moderate or low will be determined by management and applied to the loan portfolio. By adding the estimated value from the migration and economic analysis to the estimated reserve from the loan portfolio, a total estimated loss reserves is obtained. This amount is then compared to the actual amount in the loan loss reserve.

The calculation of ALL is performed on a monthly basis and is presented to the Loan Committee and the Board of Directors.

Changes in the allowance for loan losses are as follows:

	2017	2016	2015

Balance, January 1	$3,124,611	$3,032,242	$3,114,151
Provision charged to operations	300,000	160,000	141,300
Loans charged off	(447,747)	(116,006)	(319,200)
Recoveries	66,768	48,375	95,991

Balance, December 31	$3,043,632	$3,124,611	$3,032,242

The following tables detail activity in the ALL by class of loans for the years ended December 31, 2017 and 2016. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Charge-offs	113,334	0	168,717	59,764	93,503	12,429	447,747
Recoveries	63,486	0	0	0	0	3,282	66,768
Net charge-offs	49,848	0	168,717	59,764	93,503	9,147	380,979
Provisions charged to operations	182,841	0	33,214	56,049	18,407	9,489	300,000
Balance at end of period, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Ending balance -
Individually evaluated for impairment	$44,468	$0	$57,403	$224,916	$0	$4,992	$331,779
Collectively evaluated for impairment	279,792	1,043,083	999,192	191,558	11,560	186,668	2,711,853
Balance at end of period	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Loans :
Ending balance -
Individually evaluated for impairment	$459,003	$428,799	$4,561,198	$2,448,531	$142,966	$21,815	$8,062,312
Collectively evaluated for impairment	72,687,394	21,858,213	101,897,144	96,711,076	25,230,655	3,744,517	322,128,999
Balance at end of period	$73,146,397	$22,287,012	$106,458,342	$99,159,607	$25,373,621	$3,766,332	$330,191,311

At December 31, 2017, of the $8,062,312 loans that were individually evaluated for impairment, only $4,895,730 were deemed impaired.

December 31, 2016	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2015	$144,781	$1,043,083	$1,192,098	$381,891	$86,656	$183,733	$3,032,242

Charge-offs	103,387	0	0	3,394	0	9,225	116,006
Recoveries	28,303	0	0	16,994	0	3,078	48,375
Net charge-offs	75,084	0	0	(13,600)	0	6,147	67,631
Provisions charged to operations	121,570	0	0	24,698	0	13,732	160,000
Balance at end of period, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Ending balance -
Individually evaluated for impairment	$12,021	$0	$245,472	$291,936	$0	$0	$549,429
Collectively evaluated for impairment	179,246	1,043,083	946,626	128,253	86,656	191,318	2,575,182
Balance at end of period	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Loans :
Ending balance -
Individually evaluated for impairment	$102,086	$126,215	$4,496,700	$2,281,439	$1,061,826	$3,246	$8,071,512
Collectively evaluated for impairment	70,897,337	25,873,080	87,236,112	80,989,544	15,518,300	3,957,246	284,471,619
Balance at end of period	$70,999,423	$25,999,295	$91,732,812	$83,270,983	$16,580,126	$3,960,492	$292,543,131

At December 31, 2016, of the $8,071,512 loans that were individually evaluated for impairment, only $3,560,901 were deemed impaired.

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	Year Ended December 31,
	2017	2016	2015

Allowance for loss on impaired loans	$331,779	$549,429	$304,114
Recorded balance of impaired loans	$4,895,730	$3,560,901	$5,558,615

4. PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2017 and 2016, are as follows:

	2017	2016
Land	$3,846,146	$3,866,891
Building	12,821,154	12,512,392
Furniture and equipment	9,442,378	8,846,887
Construction in process	1,074,744	162,231
	27,184,422	25,388,401
Less accumulated depreciation	(14,934,904)	(14,179,116)

Total	$12,249,518	$11,209,285

Depreciation of premises and equipment was $881,000, $923,578, and $961,964 in 2017, 2016, and 2015, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, Summary of Significant Accounting Policies.

A building is being leased for a loan production office opened in Tifton, Georgia, in January 2016. Construction is nearing completion on a full-service banking center in Tifton, Georgia, and is expected to be completed during second quarter 2018.

5. INTANGIBLE ASSETS

The following table lists the Corporation’s account relationship intangible assets at December 31, 2017 and 2016. These assets have less than two years of remaining amortization.

	2017	2016
Amortizing intangible assets
Account relationships	$19,532	$35,156

Total intangible assets	$19,532	$35,156

The intangible assets’ carrying amount, accumulated amortization and amortization expense for December 31, 2017, and the two succeeding fiscal years are as follows:

	2017	2018	2019
Amortizing intangible assets

Account relationships
Gross carrying amount	$125,000	$125,000	$125,000
Accumulated amortization	105,468	121,093	125,000
Net carrying amount	$19,532	$3,907	$0

Amortization expense	$15,625	$15,625	$3,907

6. DEPOSITS

At December 31, 2017, the scheduled maturities of certificates of deposit are as follows:

Amount

2018	$70,242,934
2019	11,295,919
2020	1,526,958
2021	515,835
2022 and thereafter	50,034

Total	$83,631,680

The amount of overdraft deposits reclassified as loans were $63,887 and $55,586 for the years ended December 31, 2017 and 2016, respectively. At December 31, 2017, there were 34 certificates of deposit totaling $12,762,235 that were above the FDIC insurance limit of $250,000.

7. SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2017, the Corporation did not have any federal funds purchased. The Corporation had approximately $103,000,000 in unused federal funds and FHLB accommodations at December 31, 2017. The Corporation maintains a line of credit with the Federal Reserve Bank’s Discount Window. The maximum amount that can be borrowed is dependent upon the amount of unpledged securities held by the Corporation as the amount of borrowings must be fully secured.

Other short-term borrowed funds consist of FHLB advances of $17,971,429 with interest at 1.73% as of December 31, 2017, and $8,447,619 with interest at 1.28% as of December 31, 2016. At December 31, 2017, two short-term advances totaling $10,000,000 have convertible options by the issuer to convert the rates to a 3-month LIBOR. The Bank intends to pay off these advances at the conversion dates. The Bank has the ability to hold this debt until conversion and the means of repayment. $8.0 million of short-term borrowings are short-term portions of long-term principal reducing Federal Home Loan Bank advances.

Information concerning federal funds purchased and FHLB short-term advances are summarized as follows:

	2017	2016

Average balance during the year	$12,238,066	$8,119,161
Average interest rate during the year	1.83%	1.28%

Maximum month-end balance during the year	$22,114,286	$10,590,476

8. LONG-TERM DEBT

Long-term debt at December 31, 2017 and 2016, consisted of the following:

	2017	2016

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	$0	$5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	0	5,000,000

Advance from FHLB with 1.43% fixed rate of interest with annual installment payments maturing September 4, 2018.	0	1,800,000

Advance from FHLB with 1.25% fixed rate of interest with annual installment payments maturing September 30, 2020.	3,200,000	4,800,000

Advance from FHLB with 1.94% fixed rate of interest with annual installment payments maturing December 16, 2022.	3,428,571	4,285,714

Advance from FHLB with 1.42% fixed rate of interest with annual installment payments maturing August 30, 2023.	4,285,715	5,142,857

Advance from FHLB with a 1.53% fixed rate of interest maturing January 10, 2019.	1,500,000	0

Advance from FHLB with a 1.60% fixed rate of interest maturing July 10, 2019.	1,500,000	0

Advance from FHLB with a 1.80% fixed rate of interest maturing July 10, 2020.	2,000,000	0

Advance from FHLB with a 1.93% fixed rate of interest with annual installment payments maturing September 28, 2022.	8,000,000	0

Advance from FHLB with a 2.34% fixed rate of interest with annual installment payments maturing December 5, 2024.	5,142,857	0

Total long-term debt	$29,057,143	$26,028,571

The advances from FHLB are collateralized by the pledging of a combination of 1-4 family residential mortgages and multifamily loans. At December 31, 2017, 1-4 family residential mortgage loans and multifamily loans with a lendable collateral value of $58,684,267 were pledged to secure these advances. In 2016, the advances were secured by 1-4 family residential mortgage loans and multifamily loans with a lendable collateral value of $57,611,388. The amount of FHLB Stock held is based on membership and level of FHLB advances. At year end 2017 and 2016, the amount of stock held that is based on membership was $403,000 and $372,500, respectively, and the amount of stock held that is based on the level of FHLB advances was $2,035,200 and $1,501,700, respectively. At December 31, 2017, the Corporation had approximately $79,200,000 of unused lines of credit with the FHLB.

The following are maturities of long-term debt for the next five years. At December 31, 2017, there was no floating rate long-term debt.

Due in:	Fixed Rate Amount
2018	$0
2019	9,171,428
2020	8,171,429
2021	4,571,429
2022	4,571,429
Later years	2,571,428

Total long-term debt	$29,057,143

9. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2017, 2016, and 2015, is presented below.

	2017	2016	2015
Change in Benefit Obligation
Benefit obligation at beginning of year	$13,149,559	$13,885,378	$13,322,751
Service cost	0	0	0
Interest cost	712,228	764,323	714,604
Amendments	0	0	0
Settlement	(129,172)	(841,941)	0
Benefits paid	(1,116,643)	(1,131,148)	(1,079,912)
Other – net	129,086	472,947	927,935
Benefit obligation at end of year	$12,745,058	$13,149,559	$13,885,378

Change in Plan Assets
Fair value of plan assets at beginning of year	$10,574,145	$11,420,270	$11,889,678
Actual return on plan assets	864,481	576,964	110,504
Employer contribution	480,000	550,000	500,000
Benefits paid	(1,245,815)	(1,973,089)	(1,079,912)
Fair value of plan assets at end of year	$10,672,811	$10,574,145	$11,420,270

	2017	2016	2015

Funded status	$(2,072,247)	$(2,575,414)	$(2,465,108)
Unrecognized net actuarial (gain)/loss	0	0	0
Unrecognized prior service cost	0	0	0
Pension liability included in other liabilities	$(2,072,247)	$(2,575,414)	$(2,465,108)

Accumulated benefit obligation	$12,745,058	$13,149,559	$13,885,378

Amount recognized in consolidated balance sheet consist of the following:	2017	2016	2015
Accrued Pension	$2,072,247	$2,575,414	$2,465,108

Deferred tax assets	$435,172	$875,641	$838,137
Accumulated other comprehensive income	1,637,075	1,699,773	1,626,971
Total	$2,072,247	$2,575,414	$2,465,108

Components of Pension Cost	2017	2016	2015
Service cost	$0	$0	$0
Interest cost on benefit obligation	712,228	764,323	714,604
Expected return on plan assets	(716,622)	(775,423)	(928,160)
Other - net	587,821	657,260	448,707
Net periodic pension cost	583,427	646,160	235,151
Partial recognition of loss due to settlement	0	426,599	0
Total	$583,427	$1,072,759	$235,151

Other changes in plan assets and benefit obligations recognized in comprehensive income:

	2017	2016	2015
Net loss (gain)	$(503,167)	$110,306	$1,032,035
Prior service costs	0	0	0
Total recognized in other comprehensive income (loss)	(503,167)	110,306	1,032,035
Net periodic pension cost	583,427	646,160	235,151
Partial recognition of loss due to settlement	0	426,599	0
Total recognized in net periodic pension cost and other comprehensive income	$(80,260)	$1,183,065	$1,267,186

After adopting ASC Topic 960, Employer’s Accounting for Deferred Benefit Pension Plan and Other Postretirement Plans, and freezing its pension retirement plan, the Corporation decreased the accrued liability by $503,167 in 2017 but increased $110,306 in 2016. Also, changes were made to other comprehensive income (loss) of $62,698 for 2017 and $(72,802) for 2016 on a pre-tax basis. During 2017, the fair value of the plan assets increased $98,666.

At December 31, 2017, the plan assets included cash and cash equivalents, certificates of deposits with banks, U.S. government agency securities, corporate notes, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2017 and 2016 respectively were:

	2017	2016
Weighted-Average Assumptions as of December 31
Discount rate	5.70%	5.70%
Rate of compensation increase	N/A	N/A

For the years ended December 31, 2017, 2016, and 2015, the assumptions used to determine net periodic pension costs are as follows:

	2017	2016	2015
Discount rate	5.70%	5.75%	5.60%
Expected return on plan assets	7.00%	7.00%	8.00%
Rate of compensation increase	N/A	N/A	N/A

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

The Corporation’s pension plan investment objective is both security and long-term stability, with moderate growth. The investment strategies and policies employed provide for investments, other than “fixed-dollar” investments, to prevent erosion by inflation. Sufficient funds are held in a liquid nature (money market, short-term securities) to allow for the payment of plan benefits and expenses, without subjecting the funds to loss upon liquidation. In an effort to provide a higher return with lower risk, the fund assets are allocated between stocks, fixed income securities, and cash equivalents. All plan investments and transactions are in compliance with ERISA and any other law applicable to employee benefit plans. The targeted investment portfolio is allocated up to 45% in equities, 50% to 90% in fixed-income investments, and up to 20% in cash equivalent investments. All the Corporation’s equity investments are in mutual funds with a Morningstar rating of 3 or higher, have at least $300 million in investments, and have been in existence 5 years or more. Fixed income securities include issues of the U.S. government and its agencies and corporate notes. Any corporate note purchased has a rating (by Standard & Poor’s or Moody’s) of “A” or better. The average maturity of the fixed income portion of the portfolio does not exceed 10 years.

Pension Asset Allocation and Fair Value Measurement as of December 31

	2017			2016
	Fair Value	Level 1%		Fair Value	Level 1%
Investment at fair value as determined by quoted market price:
Equity	$4,302,437	$4,302,437	40%	$3,955,631	$3,955,631	38%
Fixed income	1,351,048	1,351,048	13%	2,670,663	2,670,663	25%
Total	$5,653,485	$5,653,485	53%	$6,626,294	$6,626,294	63%

Investment as estimated fair value:
Certificates of deposit	$4,283,144	$4,283,144	40%	$3,514,182	$3,514,182	33%
Cash and cash equivalent	736,182	736,182	7%	433,669	433,669	4%
Total	$5,019,326	$5,019,326	47%	$3,947,851	$3,947,851	37%

Total	$10,672,811	$10,672,811	100%	$10,574,145	$10,574,145	100%

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

Estimated Contributions

The Corporation expects to contribute $360,000 to its pension plan in 2018.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2018	$1,168,000
2019	1,142,000
2020	1,113,000
2021	1,087,000
2022	1,107,000
Years 2023 – 2027	5,033,000

The estimated amortization amount for 2018 is a net loss of $544,601, no prior service cost or credit, and no net transition asset or obligation.

Southwest Georgia Bank 401(K) Plan

In place of the Corporation’s frozen defined benefit pension retirement plan, the Corporation offers its employees a 401(K) Plan. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a “safe–harbor” plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. The Corporation matched the employee participants for the first four percent of salary contributing to the plan $204,565, $186,253, and $188,338 for the years ended December 31, 2017, 2016, and 2015, respectively.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (the “ESOP”) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The annual amount of the contribution is determined by taking into consideration the financial conditions, profitability, and fiscal requirements of the Corporation. There were contributions of $425,000, $400,000, and $294,642 for the years ended December 31, 2017, 2016, and 2015, respectively. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2017, the ESOP holds 256,225 shares of the Corporation’s outstanding common stock. There were 249,618 released shares allocated to the participants. The 6,607 unreleased shares are pledged as collateral for a $105,000 long-term debt incurred from repurchasing participants’ shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation’s outstanding shares and earnings per share computation.

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

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $900 monthly of salary or directors’ fees and receive corporate common stock with an aggregate value of two times their contribution. The expense incurred during 2017, 2016, and 2015 on the part of the Corporation totaled $265,900, $290,573, and $282,600, respectively.

Stock Option Plan

Effective March 19, 1997, the Corporation established a Key Individual Stock Option Plan (the “Option Plan”) which provides for the issuance of options to key employees and directors of the Corporation. In April 1997, the Option Plan was approved by the Corporation’s shareholders, and was effective for the duration of ten years. Under the Option Plan, the exercise price of each option equals the market price of the Corporation’s stock on the grant date for a term of ten years. The fair value of each stock option grant is estimated on the grant date using an option-pricing model using weighted-average assumptions. The fair value of each option was expensed over its vesting period. A maximum of 196,680 shares of common stock were authorized for issuance with respect to options granted under the Option Plan. The Option Plan provided for the grant of incentive stock options and nonqualified stock options to key employees of the Corporation. The Option Plan was administered by the Personnel Committee of the Board of Directors.

The following table sets forth the number of stock options granted, the average fair value of options granted, and the weighted-average assumptions used to determine the fair value of the stock options granted.

	2017	2016	2015
Number of stock options granted	0	0	0
Average fair value of stock options granted	0	0	0
Number of option shares exercisable	0	0	1,000
Average price of stock options exercisable	$0.00	$0.00	$19.95

A summary of the status of the Option Plan as of December 31, 2017, 2016 and 2015, and the changes in stock options during the years are presented below:

	No. of Shares	Average Price
Outstanding at December 31, 2014	2,500	$ 21.21
Granted	0	0
Expired	(1,500)	22.05
Exercised	0	0
Outstanding at December 31, 2015	1,000	$ 19.95
Granted	0	0
Expired	(1,000)	19.95
Exercised	0	0
Outstanding at December 31, 2016	0	$ 0.00
Granted	0	0
Expired	0	0
Exercised	0	0
Outstanding at December 31, 2017	0	$ 0.00

As of December 31, 2017, the Option Plan and all stock options issued under the Option Plan had expired.

Dividend Reinvestment and Share Purchase Plan

The Corporation maintains a dividend reinvestment and share purchase plan. The purpose of the plan is to provide shareholders of record of the Corporation’s common stock, who elect to participate in the plan, with a simple and convenient method of investing cash dividends and voluntary cash contributions in shares of the common stock without payment of any brokerage commissions or other charges. Eligible participants may purchase common stock through automatic reinvestment of common stock dividends on all or partial shares and make additional voluntary cash payments of not less than $5 nor more than $5,000 per month. The participant’s price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE American LLC on the dividend payable date or other purchase date. During the years ended December 31, 2017, 2016, and 2015, shares issued through the plan were 5,286, 6,955, and 6,702, respectively, at an average price of $21.18, $15.92, and $14.73, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

Equity Incentive Award

The Corporation has a 2013 Omnibus Incentive Plan (the “Incentive Plan”) that was approved by our shareholders at the Corporation’s 2014 Annual Meeting. The Incentive Plan was established to attract, retain and motivate the Corporation’s employees, consultants, advisors and directors, to promote the success of our business by linking their personal interests to those of our shareholders and to encourage stock ownership on the part of management. Under the Incentive Plan, the Corporation may issue a maximum aggregate amount of 125,000 shares of common stock pursuant to (i) stock options, which includes incentive stock options and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) incentive awards, (vi) other stock-based awards and (vii) dividend equivalents. The Corporation may also grant cash-based awards under the Incentive Plan. The Corporation granted 4,271 shares of restricted stock awards during 2017 of which none are vested. No awards were made during 2016.

10. INCOME TAXES

Components of income tax expense for 2017, 2016, and 2015 are as follows:

	2017	2016	2015
Current expense	$1,101,902	$1,163,230	$900,543
Deferred taxes (benefit)	517,998	(10,754)	(73,379)

Total income taxes	$1,619,900	$1,152,476	$827,164

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

	2017		2016		2015
	Amount	%	Amount	%	Amount	%
Taxes at statutory income tax rate	$1,845,313	34.0	$1,763,394	34.0	$1,428,272	34.0
Reductions in taxes resulting from exempt income	(524,347)	(9.7)	(547,556)	(10.6)	(540,861)	(12.9)
Other timing differences	298,934	5.5	(63,362)	(1.2)	(60,247)	(1.4)

Total income taxes	$1,619,900	29.8	$1,152,476	22.2	$827,164	19.7

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2017, 2016, and 2015 are summarized as follows:

	2017	2016	2015

Nonqualified retirement plan	$0	$0	$(7,229)
Intangible asset amortization	172,816	0	0
Deferred gain on covered transaction	9,352	498	(24,154)
Nonaccrual loan interest	(6,896)	32,157	(34,104)
Foreclosed assets expenses	(42,075)	(3,413)	(4,577)
Bad debt expense in excess of tax	423,203	(31,405)	27,850
Realized impairment gain on equity securities	0	0	13,233
Accretion of discounted bonds	14,772	33,187	26,370
Gain on disposition of discounted bonds	(28,215)	(23,059)	(3,503)
Book and tax depreciation difference	(24,959)	(18,719)	(67,265)

Total deferred taxes	$517,998	$(10,754)	$(73,379)

ASC 740, Income Taxes, requires organizations to recognize the effect of a change in tax rates at the date of enactment by adjusting its deferred tax liabilities and assets to the new tax rate. With the Jobs and Tax Cut Act of 2017 being signed into law in December 2017, our deferred taxes were revalued resulting in additional income tax expense of $419,359 at December 31, 2017, leaving $98,639 as the actual current period timing difference.

	December 31
	2017	2016
Deferred tax assets:
Nonaccrual loan interest	$8,843	$1,947
Deferred gain on covered transaction	14,304	23,657
Alternative minimum tax	332,776	434,920
Foreclosed assets expenses	51,693	9,618
Intangible asset amortization	125,883	298,699
Bad debt expense in excess of tax	639,161	1,062,364
Realized loss on other-than-temporarily impaired equity securities	214,353	214,353
Deferred directors compensation	104,561	0
Capital loss carryforward	32,878	0
Pension plan	435,172	875,641
Total deferred tax assets	1,959,624	2,921,199
Deferred tax liabilities:
Accretion on bonds and gain on discounted bonds	55,690	69,133
Book and tax depreciation difference	218,634	243,593
Unrealized gain (loss) on securities available for sale	1,982	(44,416)
Total deferred tax liabilities	276,306	268,310

Net deferred tax assets	$1,683,318	$2,652,889

11. RELATED PARTY TRANSACTIONS

The ESOP held 256,225 shares of the Corporation’s stock as of December 31, 2017, of which 6,607 shares have been pledged. In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $1,079,000 and $1,431,000 at December 31, 2017 and 2016, respectively. During 2017, approximately $2,345,000 of such loans were made, and repayments totaled approximately $2,534,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2017 or 2016. Also, during 2017 and 2016, directors and executive officers had approximately $2,072,000 and $2,941,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

	Dec. 31, 2017	Dec. 31, 2016

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$24,706,357	$34,031,164
Standby letters of credit and financial guarantees	$3,134,849	$2,660,000

The Corporation’s operating leases are comprised of purchase obligations for data processing services and a rental agreement for our loan production office in Tifton, Georgia. We have no capital lease obligations. The following table shows scheduled future cash payments under those obligations as of December 31, 2017.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$23,244	$12,948	$10,296	$0	$0

Rental expenses were $15,600, $15,600, and $1,300 for the years ended December 31, 2017, 2016, and 2015, respectively.

13. FAIR VALUE MEASUREMENTS AND DISCLOSURES

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

Fair Value Hierarchy:

Under ASC Topic 820, the Corporation groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1	Valuation is based upon quoted prices for identical instruments traded in active markets.
Level 2	Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.
Level 3	Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

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

Investment Securities Available for Sale:

Investment securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and state, county and municipal bonds.  Other securities classified as available for sale are reported at fair value utilizing Level 2 inputs. Securities classified as Level 3 include asset-backed securities in less liquid markets.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2017 and 2016.

December 31, 2017	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$967,770	$0	$0	$967,770
U.S. government agency securities	0	43,860,090	0	43,860,090
State and municipal securities	0	7,573,689	0	7,573,689
Residential mortgage-backed securities	0	1,861,712	0	1,861,712
Equity securities	0	100,380	0	100,380
Total	$967,770	$53,395,871	$0	$54,363,641

December 31, 2016	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$962,150	$0	$0	$962,150
U.S. government agency securities	0	40,984,897	0	40,984,897
State and municipal securities	0	6,452,597	0	6,452,597
Residential mortgage-backed securities	0	2,529,314	0	2,529,314
Corporate notes	0	2,524,165	0	2,524,165
Equity securities	0	112,380	0	112,380
Total	$962,150	$52,603,353	$0	$53,565,503

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2017 and 2016.

December 31, 2017	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$758,878	$758,878
Impaired loans	0	0	4,563,951	4,563,951
Total assets at fair value	$0	$0	$5,322,829	$5,322,829

December 31, 2016	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$126,713	$126,713
Impaired loans	0	0	3,011,472	3,011,472
Total assets at fair value	$0	$0	$3,138,185	$3,138,185

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2017 and 2016, are as follows:

		Estimated Fair Value
December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$34,138	$34,138	$0	$0	$34,138
Certificates of deposit in other banks	1,985	1,985	0	0	1,985
Investment securities available for sale	54,364	968	53,396	0	54,364
Investment securities held to maturity	44,591	0	45,148	0	45,148
Federal Home Loan Bank stock	2,438	0	2,438	0	2,438
Loans, net	327,130	0	320,684	4,564	325,248
Bank owned life insurance	6,553	0	6,553	0	6,553
Liabilities:
Deposits	397,006	0	397,331	0	397,331
Federal Home Loan Bank advances	47,029	0	46,658	0	46,658

		Estimated Fair Value
December 31, 2016	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$26,520	$26,520	$0	$0	$26,520
Certificates of deposit in other banks	0	0	0	0	0
Investment securities available for sale	53,566	962	52,604	0	53,566
Investment securities held to maturity	54,603	0	55,123	0	55,123
Federal Home Loan Bank stock	1,874	0	1,874	0	1,874
Loans, net	289,400	0	286,869	3,011	289,880
Bank owned life insurance	5,357	0	5,357	0	5,357
Liabilities:
Deposits	371,493	0	371,793	0	371,793
Federal Home Loan Bank advances	34,476	0	34,337	0	34,337

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

14. SUPPLEMENTAL FINANCIAL DATA

Components of other income and other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

	Years Ended December 31
	2017	2016	2015
Income:
Bank card interchange fees	$600,619	$506,506	$487,933
Expense:
Other professional fees	$317,147	$202,267	$230,920
Director & board committee fees	$278,821	$328,919	$336,458
FDIC insurance assessment	$247,963	$201,605	$240,223
Administrative expense – employee benefit plans	$207,602	$231,311	$224,021

15. SHAREHOLDERS’ EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2017, approximately $1,932,331 of the Bank’s net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2017, the Bank had a total reserve requirement of $5,378,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total, Common Equity Tier I, and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2017 and 2016, the Corporation met all capital adequacy requirements.

As of December 31, 2017, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Common Equity Tier I risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. Under the Basel III rules, the Bank must hold a capital conservation buffer above the minimum regulatory risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2017 is 1.25%. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016, are also presented in the table.

As a result of regulatory limitations at December 31, 2017, approximately $36,700,864 of the parent company’s investments in net assets of the subsidiary bank of $38,633,195, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation’s and the Bank’s ratios under the above rules at December 31, 2017 and 2016, are set forth in the following tables.

As of December 31, 2017	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Common equity Tier I (to risk-weighted assets)	$42,756,979	12.74%	$15,098,672	>4.50%	N/A*	N/A*
Total capital (to risk-weighted assets)	$45,800,611	13.65%	$26,842,084	>8.00%	N/A*	N/A*
Tier I capital (to risk-weighted assets)	$42,756,979	12.74%	$20,131,563	>6.00%	N/A*	N/A*
Leverage (tier I capital to average assets)	$42,756,979	8.79%	$19,467,338	>4.00%	N/A*	N/A*

Southwest Georgia Bank
Common equity Tier I (to risk- weighted assets)	$40,247,187	12.02%	$15,069,727	>4.50%	$21,767,383	> 6.50%
Total capital (to risk-weighted assets)	$43,290,819	12.93%	$26,790,625	>8.00%	$33,488,282	>10.00%
Tier I capital (to risk-weighted assets)	$40,247,187	12.02%	$20,092,969	>6.00%	$26,790,625	> 8.00%
Leverage (tier I capital to average assets)	$40,247,187	8.29%	$19,418,765	>4.00%	$24,273,457	> 5.00%

As of December 31, 2016	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Common equity Tier 1 (to risk- weighted assets)	$40,187,232	13.03%	$13,878,302	>4.50%	N/A*	N/A*
Total capital (to risk-weighted assets)	$43,311,843	14.04%	$24,672,536	>8.00%	N/A*	N/A*
Tier I capital (to risk-weighted assets)	$40,187,232	13.03%	$18,504,402	>6.00%	N/A*	N/A*
Leverage (tier I capital to average assets)	$40,187,232	8.87%	$18,113,752	>4.00%	N/A*	N/A*

Southwest Georgia Bank
Common equity Tier 1 (to risk- weighted assets)	$38,377,058	12.47%	$13,848,917	>4.50%	$20,003,991	> 6.50%
Total capital (to risk-weighted assets)	$41,501,669	13.48%	$24,620,297	>8.00%	$30,775,371	>10.00%
Tier I capital (to risk-weighted assets)	$38,377,058	12.47%	$18,465,223	>6.00%	$24,620,297	> 8.00%
Leverage (tier I capital to average assets)	$38,377,058	8.49%	$18,077,111	>4.00%	$22,596,389	> 5.00%

*N/A - As of December 31, 2017, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

16. PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation’s condensed balance sheets as of December 31, 2017 and 2016, and its related condensed statements of operations and cash flows for the years ended are as follows:

Condensed Balance Sheets

as of December 31, 2017 and 2016

(Dollars in thousands)

	2017	2016
ASSETS
Cash	$1,694	$940
Investment in consolidated wholly-owned bank
subsidiary, at equity	38,633	36,612
Loans	105	185
Other assets	711	685

Total assets	$41,143	$38,422

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$0	$0

Shareholders’ equity:
Common stock, $1 par value, 5,000,000 shares
authorized, 4,293,835 shares for 2017 and 2016 issued	4,294	4,294
Additional paid-in capital	31,701	31,701
Retained earnings	33,020	30,334
Accumulated other comprehensive loss	(1,629)	(1,786)
Treasury stock, at cost, 1,752,330 for 2017
and 1,746,398 for 2016	(26,243)	(26,121)

Total shareholders’ equity	41,143	38,422

Total liabilities and shareholders’ equity	$41,143	$38,422

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Income and Expense

for the years ended December 31, 2017, 2016, and 2015

(Dollars in thousands)

	2017	2016	2015

Income:
Dividend received from bank subsidiary	$2,000	$0	$2,685
Interest income	26	23	12

Total income	2,026	23	2,697

Expenses:
Other	172	178	141

Income before income taxes and equity in
Undistributed income of bank subsidiary	1,854	(155)	2,556

Income tax benefit – allocated from
consolidated return	88	91	87

Income before equity in undistributed
income of subsidiary	1,942	(64)	2,643

Equity in undistributed income of subsidiary	1,865	4,098	731

Net income	3,807	4,034	3,374

Retained earnings – beginning of year	30,334	27,370	25,015

Cash dividend declared	(1,121)	(1,070)	(1,019)

Retained earnings – end of year	$33,020	$30,334	$27,370

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Cash Flows

for the years ended December 31, 2017, 2016, and 2015

(Dollars in thousands)

	2017	2016	2015

Cash flow from operating activities:
Net income	$3,807	$4,034	$3,374
Adjustments to reconcile net income to net
cash used by operating activities:
Equity in undistributed earnings of
Subsidiary	(1,865)	(4,098)	(731)
Changes in:
Other assets	(25)	(16)	(34)

Net cash provided (used) for operating activities	1,917	(80)	2,609

Cash flow from investing activities:
Net change in loans	80	178	(347)

Net cash provided (used) for investing
activities	80	178	(347)

Cash flow from financing activities:
Cash dividend paid to shareholders	(1,121)	(1,070)	(1,019)
Payment to repurchase common stock	(122)	(7)	0

Net cash used for financing activities	(1,243)	(1,077)	(1,019)

Increase (decrease) in cash	754	(979)	1,243

Cash – beginning of year	940	1,919	676

Cash – end of year	$1,694	$940	$1,919

17. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

	December 31,
	2017	2016	2015
Net income	$3,807,492	$4,033,977	$3,373,635
Net income available to common shareholders	$3,807,492	$4,033,977	$3,373,635

Average number of common shares outstanding	2,547,421	2,547,778	2,547,837
Effect of dilutive restricted stock	1	0	0

Average number of common shares outstanding used to calculate diluted earnings per common share	2,547,422	2,547,778	2,547,837

Earnings per share - basic	$1.49	$1.58	$1.32
Earnings per share - diluted	$1.49	$1.58	$1.32

 18. QUARTERLY DATA

SOUTHWEST GEORGIA FINANCIAL CORPORATION
QUARTERLY DATA
(UNAUDITED)
(Dollars in thousands)

	For the Year 2017
	Fourth	Third	Second	First
Interest and dividend income	$5,018	$4,859	$4,767	$4,502
Interest expense	559	472	435	436
Net interest income	4,459	4,387	4,332	4,066
Provision for loan losses	75	75	75	75
Net interest income after provision for loan losses	4,384	4,312	4,257	3,991
Noninterest income	960	969	1,100	1,283
Noninterest expenses	3,892	4,068	3,968	3,901
Income before income taxes	1,452	1,213	1,389	1,373
Provision for income taxes	735	261	316	308
Net income	$717	$952	$1,073	$1,065
Earnings per share of common stock:
Basic	$.28	$.37	$.42	$.42
Diluted	$.28	$.37	$.42	$.42

	For the Year 2016
	Fourth	Third	Second	First
Interest and dividend income	$4,449	$4,408	$4,287	$4,269
Interest expense	431	412	394	375
Net interest income	4,018	3,996	3,893	3,894
Provision for loan losses	45	45	40	30
Net interest income after provision for loan losses	3,973	3,951	3,853	3,864
Noninterest income	1,076	1,060	1,097	1,226
Noninterest expenses	3,767	3,739	3,680	3,728
Income before income taxes	1,282	1,272	1,270	1,362
Provision for income taxes	280	299	259	314
Net income	$1,002	$973	$1,011	$1,048
Earnings per share of common stock:
Basic	$.39	$.38	$.40	$.41
Diluted	$.39	$.38	$.40	$.41

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

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2017, 2016, and 2015, are as follows:

Segment Reporting

For the year ended December 31, 2017

	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$15,119	0	0	2,099	0	26	$17,244
Net intersegment interest
income (expense)	1,817	16	(6)	(1,827)	0	0	0
Net Interest Income	16,936	16	(6)	272	0	26	17,244

Provision for Loan Losses	300	0	0	0	0	0	300

Noninterest Income (expense)
external customers	2,099	1,525	612	75	0	1	4,312
Intersegment noninterest
income (expense)	(16)	16	32	0	(32)	0	0
Total Noninterest Income	2,083	1,541	644	75	(32)	1	4,312

Noninterest Expenses:
Depreciation	685	33	24	56	0	83	881
Amortization of intangibles	0	16	0	0	0	0	16
Other Noninterest expenses	10,328	1,119	592	780	0	2,113	14,932
Total Noninterest expenses	11,013	1,168	616	836	0	2,196	15,829

Pre-tax Income	7,706	389	22	(489)	(32)	(2,169)	5,427

Provision for Income Taxes	1,784	86	(2)	306	0	(554)	1,620

Net Income	$5,922	303	24	(795)	(32)	(1,615)	$3,807

Assets	$567,723	1,687	177	138,598	(219,840)	727	$489,072

Expenditures for Fixed Assets	$1,888	48	2	17	0	0	$1,955

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$26
Noninterest Income:
Executive office miscellaneous income	1
Noninterest Expenses:
Parent Company corporate expenses	172
Executive office expenses not
allocated to segments	2,024
Provison for Income taxes:
Parent Company income taxes (benefit)	(88)
Executive office income taxes not
allocated to segments	(466)
Net Income:	$(1,615)

Segment assets:
Parent Company assets, after
intercompany elimination	$727

Segment Reporting

For the year ended December 31, 2016

	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$13,837	0	0	1,940	0	24	$15,801
Net intersegment interest
income (expense)	1,671	11	(6)	(1,676)	0	0	0
Net Interest Income	15,508	11	(6)	264	0	24	15,801

Provision for Loan Losses	160	0	0	0	0	0	160

Noninterest Income (expense)
external customers	2,316	1,477	584	80	0	2	4,459
Intersegment noninterest
income (expense)	(11)	11	32	0	(32)	0	0
Total Noninterest Income	2,305	1,488	616	80	(32)	2	4,459

Noninterest Expenses:
Depreciation	738	30	23	57	0	76	924
Amortization of intangibles	0	16	0	0	0	0	16
Other Noninterest expenses	9,260	1,184	585	737	0	2,208	13,974
Total Noninterest expenses	9,998	1,230	608	794	0	2,284	14,914

Pre-tax Income	7,655	269	2	(450)	(32)	(2,258)	5,186

Provision for Income Taxes	1,794	61	(7)	(107)	0	(589)	1,152

Net Income	$5,861	208	9	(343)	(32)	(1,669)	$4,034

Assets	$507,538	1,414	199	148,099	(209,619)	870	$448,501

Expenditures for Fixed Assets	$1,409	15	11	20	0	0	$1,455

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$24
Noninterest Income:
Executive office miscellaneous income	2
Noninterest Expenses:
Parent Company corporate expenses	178
Executive office expenses not
allocated to segments	2,106
Provison for Income taxes:
Parent Company income taxes (benefit)	(91)
Executive office income taxes not
allocated to segments	(498)
Net Income:	$(1,669)

Segment assets:
Parent Company assets, after
intercompany elimination	$870

Segment Reporting

For the year ended December 31, 2015

	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
	(Dollars in thousands)
Net Interest Income (expense)
external customers	$11,888	0	0	2,212	0	12	$14,112
Net intersegment interest
income (expense)	1,901	6	(5)	(1,902)	0	0	0
Net Interest Income	13,789	6	(5)	310	0	12	14,112

Provision for Loan Losses	141	0	0	0	0	0	141

Noninterest Income (expense)
external customers	2,110	1,371	700	78	0	1	4,260
Intersegment noninterest
income (expense)	(6)	6	35	0	(35)	0	0
Total Noninterest Income	2,104	1,377	735	78	(35)	1	4,260

Noninterest Expenses:
Depreciation	767	31	23	66	0	75	962
Amortization of intangibles	0	16	0	0	0	0	16
Other Noninterest expenses	8,492	1,203	717	687	0	1,953	13,052
Total Noninterest expenses	9,259	1,250	740	753	0	2,028	14,030

Pre-tax Income	6,493	133	(10)	(365)	(35)	(2,015)	4,201

Provision for Income Taxes	1,390	28	(10)	(81)	0	(500)	827

Net Income	$5,103	105	0	(284)	(35)	(1,515)	$3,374

Assets	$453,406	1,287	175	149,830	(190,875)	1,032	$414,855

Expenditures for Fixed Assets	$353	14	0	4	0	0	$371

Amounts included in the "Other" column are as follows:
Other
Net interest Income:
Parent Company	$12
Noninterest Income:
Executive office miscellaneous income	1
Noninterest Expenses:
Parent Company corporate expenses	141
Executive office expenses not
allocated to segments	1,887
Provison for Income taxes:
Parent Company income taxes (benefit)	(87)
Executive office income taxes not
allocated to segments	(413)
Net Income:	$(1,515)

Segment assets:
Parent Company assets, after
intercompany elimination	$1,032

20. SUBSEQUENT EVENTS

The Corporation performed an evaluation of subsequent events through March 29, 2018, the date upon which the Corporation’s financial statements were available for issue. The Corporation has not evaluated subsequent events after this date. At its meeting on February 28, 2018, the Board of Directors adopted a resolution to retire its treasury stock. The number of treasury shares retired was 1,748,059.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Principal Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2017. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2017, is included in Item 8 of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading “Information About Nominees For Director” and “Compliance

with Section 16(a) of the Exchange Act” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 22, 2018, to be filed with the SEC, is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 22, 2018, to be filed with the SEC, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 22, 2018, to be filed with the SEC, and the information contained in Item 5 hereof under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the heading “Certain Relationships and Related Party Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 22, 2018, to be filed with the SEC, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Information Concerning the Corporation’s Accountants” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 22, 2018, to be filed with the SEC, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended
December 31, 2017, 2016, and 2015 are included in Part II, Item 8 herein:

	(i)	Report of Independent Auditors

	(ii)	Consolidated Balance Sheets – December 31, 2017 and 2016

	(iii)	Consolidated Statements of Income – Years ended December 31, 2017, 2016, and 2015

	(iv)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2017, 2016, and
2015

	(v)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2017,
2016, and 2015

	(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2017, 2016, and 2015

	(vii)	Notes to Consolidated Financial Statements – December 31, 2017

(b)		Financial Statement Schedules

All applicable financial statement schedules required have been included in the Notes to the Consolidated
Financial Statements.

(c)		Exhibits:

The exhibits filed as part of this registration statement are as follows:

Exhibit Number	Description Of Exhibit

3.1	Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit 3.1 to the Corporation’s Form 10-KSB dated December 31, 1996, previously filed with the SEC and incorporated herein by reference).

3.2	Bylaws of the Corporation, as amended (included as Exhibit 3.2 to the Corporation’s Form 10-KSB dated December 31, 1995, previously filed with the SEC and incorporated herein by reference).

10.1	Form of Directors’ Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation’s Form S-18 dated January 23, 1990, previously filed with the SEC and incorporated herein by reference).*

10.2	Directors and Executive Officers Stock Purchase Plan of the Corporation dated August 22, 2012 (included as Exhibit 4 to the Corporation’s Form S-8 dated October 11, 2012, previously filed with the SEC and incorporated herein by reference).*

10.3	Amendment No. 1 to Directors and Executive Officers Stock Purchase Plan of the Corporation dated March 23, 2016 (included as Exhibit 10.3 to the Corporation’s Form 10-K dated December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.4	Supplemental Retirement Plan of the Corporation dated December 21, 1994 (included as Exhibit 10.11 to the Corporation’s Form 10-KSB dated December 31, 1994, previously filed with the SEC and incorporated herein by reference).*

10.5	Trust under the Corporation’s Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation’s Form 10-K dated December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.6	Dividend Reinvestment and Share Purchase Plan of the Corporation, as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation’s Form S-3DPOS dated September 30, 1998, previously filed with the SEC and incorporated herein by reference).

10.7	Employment Agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation’s Form S-4 dated January 6, 2004, previously filed with the SEC and incorporated herein by reference).*

10.8	2013 Omnibus Incentive Plan of the Corporation dated December 18, 2013 (included as Appendix I to the Corporation’s Proxy Statement dated April 17, 2014, previously filed with the SEC and incorporated herein by reference).*

10.9	Employee Stock Ownership Plan and Trust of the Corporation, as restated effective as of January 1, 2014 (included as Exhibit 10.10 to the Corporation’s Form 10-K dated December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.10	Southwest Georgia Bank 401(k) Plan, as restated effective as of January 1, 2015 (included as Exhibit 10.11 to the Corporation’s Form 10-K dated December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.11	Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2015; amended effective as of December 1, 2016 (included as Exhibit 10.12 to the Corporation’s Form 10-K dated December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.12	Form of Restricted Stock Award Agreement.*

14	Code of Ethical Conduct dated February 27, 2008 (included as Exhibit 14 to the Corporation’s Form 8-K dated February 27, 2008, previously filed with the SEC and incorporated herein by reference).

21	Subsidiaries of the Corporation

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Principal Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwest Georgia Financial Corporation
(Corporation)

Date: March 30, 2018	By:	/s/ DeWitt Drew
DEWITT DREW
President and Chief Executive Officer

Date: March 30, 2018		/s/ Karen T. Boyd
KAREN T. BOYD
Senior Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ Roy Reeves	Date: March 30, 2018
ROY REEVES Chairman

/s/ Cecil H. Barber	Date: March 30, 2018
CECIL H. BARBER Vice Chairman

/s/ Richard L. Moss	Date: March 30, 2018
RICHARD L. MOSS Director

/s/ John J. Cole, Jr.	Date: March 30, 2018
JOHN J. COLE, JR. Director

/s/ Johnny R. Slocumb	Date: March 30, 2018
JOHNNY R. SLOCUMB Director

/s/ M. Lane Wear	Date: March 30, 2018
M. LANE WEAR Director

/s/ Marcus R. Wells	Date: March 30, 2018
MARCUS R. WELLS Director

Exhibit Index

Exhibit Number	Description of Exhibit

10.12	Form of Restricted Stock Award Agreement

21	Subsidiaries of the Corporation

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Principal Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document