Form 10-Q
period 2018-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2018-05-15
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At May 4, 2018
Common Stock, $1 Par Value	2,545,776

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2018

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – March 31, 2018 (unaudited) and
	December 31, 2017 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	ended March 31, 2018 and 2017.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months ended March 31, 2018 and 2017.	4

d.	Consolidated statements of cash flows (unaudited) for the three months
	ended March 31, 2018 and 2017.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	41

ITEM 4.	CONTROLS AND PROCEDURES	41

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	41

SIGNATURE		42

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2018 and December 31, 2017
	(Unaudited)	(Audited)
	March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$9,777,361	$11,143,494
Interest-bearing deposits in other banks	39,210,086	22,994,927
Cash and cash equivalents	48,987,447	34,138,421

Certificates of deposit in other banks	1,985,000	1,985,000

Investment securities available for sale, at fair value	56,127,550	54,263,261
Investment securities held to maturity (fair value
approximates $44,113,080 and $45,147,800)	43,898,078	44,590,841
Federal Home Loan Bank stock, at cost	2,474,800	2,438,200
Total investment securities	102,500,428	101,292,302

Loans	335,203,151	330,191,311
Less: Unearned income	(17,526)	(17,921)
Allowance for loan losses	(3,170,409)	(3,043,632)
Loans, net	332,015,216	327,129,758

Premises and equipment, net	12,974,657	12,249,518
Bank property held for sale	211,500	211,500
Foreclosed assets	0	758,878
Intangible assets	15,625	19,532
Bank owned life insurance	6,594,874	6,553,318
Other assets	4,847,900	4,734,148

Total assets	$510,132,647	$489,072,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
NOW accounts	$28,317,459	$25,871,273
Money Market	139,728,200	129,040,471
Savings	32,682,797	30,793,864
Certificates of deposit $250,000 and over	22,635,803	22,662,235
Other time accounts	62,186,506	60,969,445
Total interest-bearing deposits	285,550,765	269,337,288
Noninterest-bearing deposits	132,897,809	127,668,471
Total deposits	418,448,574	397,005,759

Short-term borrowed funds	19,471,429	17,971,429
Long-term debt	27,557,143	29,057,143
Other liabilities	3,329,540	3,895,058
Total liabilities	468,806,686	447,929,389

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 4,293,835 shares issued	4,293,835	4,293,835
Capital surplus	5,458,740	31,701,533
Retained earnings	33,972,361	33,020,030
Accumulated other comprehensive loss	(2,398,975)	(1,629,619)
Treasury stock, at cost 0 shares for 2018
and 1,752,330 for 2017	0	(26,242,793)
Total stockholders' equity	41,325,961	41,142,986

Total liabilities and stockholders' equity	$510,132,647	$489,072,375

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2018	2017
Interest income:
Interest and fees on loans	$4,293,240	$3,785,083
Interest on taxable securities available for sale	288,646	288,698
Interest on taxable securities held to maturity	28,147	36,941
Interest on tax exempt securities	291,004	316,018
Dividends	31,947	23,718
Interest on deposits in other banks	117,828	50,229
Interest on certificates of deposit in other banks	11,565	1,352
Total interest income	5,062,377	4,502,039

Interest expense:
Interest on deposits	372,473	271,675
Interest on federal funds purchased	6	2
Interest on other short-term borrowings	115,668	26,102
Interest on long-term debt	125,833	137,868
Total interest expense	613,980	435,647
Net interest income	4,448,397	4,066,392
Provision for loan losses	215,500	75,000
Net interest income after provision for loan losses	4,232,897	3,991,392

Noninterest income:
Service charges on deposit accounts	224,589	269,724
Income from trust services	58,833	54,412
Income from retail brokerage services	88,395	88,532
Income from insurance services	388,239	433,046
Income from mortgage banking services	620	72,355
Net gain (loss) on sale or disposition of assets	(7,155)	366
Net gain on sale of securities	0	124,211
Other income	240,883	240,580
Total noninterest income	994,404	1,283,226

Noninterest expense:
Salaries and employee benefits	2,341,119	2,298,156
Occupancy expense	289,426	278,638
Equipment expense	190,269	205,431
Data processing expense	353,790	386,763
Amortization of intangible assets	3,906	3,906
Other operating expenses	817,068	727,824
Total noninterest expenses	3,995,578	3,900,718
Income before income taxes	1,231,723	1,373,900
Provision for income taxes	(643)	308,596
Net income	$1,232,366	$1,065,304

Earnings per share of common stock:
Net income, basic	$0.48	$0.42
Net income, diluted	$0.48	$0.42
Dividends paid per share	$0.11	$0.11
Weighted average shares outstanding	2,544,922	2,547,437
Diluted average shares outstanding	2,544,922	2,547,437

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2018	2017

Net income	$1,232,366	$1,065,304
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investment securities available for sale	(973,869)	269,749
Reclassification adjustment for (gain) loss realized in income on securities available for sale	0	(124,211)
Less: Tax effect	(204,513)	49,483
Total other comprehensive income (loss), net of tax	(769,356)	96,055
Total comprehensive income	$463,010	$1,161,359

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2018	2017
Cash flows from operating activities:
Net income	$1,232,366	$1,065,304
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	215,500	75,000
Depreciation	237,452	218,425
Net amortization of investment securities	90,812	103,941
Income on cash surrender value of bank owned life insurance	(41,556)	(33,262)
Amortization of intangibles	3,906	3,906
Loss on sale/writedown of foreclosed assets	7,521	0
Disposal of fixed assets to charitable expense	0	13,045
Net gain on sale of securities	0	(124,211)
Change in:
Other assets	267,377	(25,442)
Other liabilities	(565,517)	1,166
Net cash provided by operating activities	1,447,861	1,297,872

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	649,921	1,847,082
Proceeds from calls, paydowns and maturities of securities AFS	125,115	167,612
Proceeds from sale of securities available for sale	0	136,211
Purchase of securities available for sale	(3,011,243)	(6,207,098)
Purchase of Federal Home Loan Bank Stock	(36,600)	(30,500)
Purchase of certificates of deposit in other banks	0	(1,235,000)
Net change in loans	(5,477,008)	(18,220,674)
Purchase of premises and equipment	(966,591)	(269,194)
Proceeds from sales of foreclosed assets	954,791	0
Net cash used by investing activities	(7,761,615)	(23,811,561)

Cash flows from financing activities:
Net change in deposits	21,442,815	21,513,570
Cash dividends paid	(280,035)	(280,218)
Net cash provided by financing activities	21,162,780	21,233,352

Increase in cash and cash equivalents	14,849,026	(1,280,337)
Cash and cash equivalents - beginning of period	34,138,421	26,519,916
Cash and cash equivalents - end of period	$48,987,447	$25,239,579

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$376,050	$0
Unrealized gain (loss) on securities available for sale	$(973,869)	$145,538
Net reclass between short and long-term debt	$1,500,000	$0
Retirement of treasury stock	$26,242,793	$0
Receivable from sale of guaranteed foreclosed asset	$172,616	$0

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation’s 2017 Annual Report on Form 10K.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $8,198 at March 31, 2018.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no valuation allowance for foreclosed asset losses at March 31, 2018. There were no foreclosed assets at March 31, 2018, compared with $758,878 at December 31, 2017, of which none were considered to be residential real estate.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of one year.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At March 31, 2018, and December 31, 2017, the policies had a value of $6,594,874 and $6,553,318, respectively, and were 16.0% and 15.9%, respectively, of shareholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $50,901 and $52,810 for the three month periods ended March 31, 2018 and 2017, respectively.

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

As of March 31, 2018, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since March 31, 2018, that management believes has changed the Bank’s status as “well-capitalized.”

Adoption of New Accounting Standards

In May 2017, the FASB issued Accounting Standards Update (“ASU”) No. 2017-09, “Stock Compensation, Scope of Modification Accounting.” This ASU clarifies when changes to the terms of conditions of a share-based payment award must be accounted for as modifications. Companies will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. The new guidance should reduce diversity in practice and result in fewer changes to the terms of an award being accounted for as modifications, as the guidance will allow companies to make certain non-substantive changes to awards without accounting for them as modifications. It does not change the accounting for modifications. ASU No. 2017-09 is effective for interim and annual reporting periods beginning after December 15, 2017; early adoption is permitted. The adoption of ASU 2017-09 had no material impact on the Corporation’s consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-07, Compensation-Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The updated accounting guidance requires changes to the presentation of the components of net periodic benefit cost on the income statement by requiring service cost to be presented with other employee compensation costs and other components of net periodic pension cost to be presented outside of any subtotal of operating income. This ASU also stipulates that only the service cost component of net benefit cost is eligible for capitalization. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2017-07 had no material impact on the Corporation’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which provides a new framework for determining whether transactions should be accounted for as acquisitions or disposals of assets or businesses. This ASU is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption will be permitted and should apply it to transactions that have not been reported in financial statements that have been issued or made available for issuance. The adoption of ASU 2017-01 had no material impact on the Corporation’s consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this ASU (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (vii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity's other deferred tax assets. The accounting guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Corporation adopted the amendments in this ASU effective January 1, 2018. The adoption of 2016-01 had no material impact on the Corporation’s consolidated financial statements.

In May 2014, the FASB began issuing guidance to change the recognition of revenue from contracts with customers. The last guidance was issued in February 2017. The standards issued during this time are as follows: ASU 2014-09, Revenue from Contracts with Customers (Topic 606), ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08 Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, ASU 2016-11 Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU 2016-12 Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients, ASU 2016-20 Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers, and ASU 2017-05 Other Income - Gains and losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) - Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. This new guidance, which does not apply to financial instruments, provides that revenue should be recognized for the transfer of goods and services to customers in an amount equal to the consideration it receives or expects to receive. The guidance also includes expanded disclosure requirements that provide comprehensive information about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Corporation adopted the amendments in this ASU effective January 1, 2018, using the modified retrospective method. Since there was no change to net income upon adoption of the new guidance, a cumulative effect adjustment to opening retained earnings was not necessary. See below for additional information related to revenue generated from contracts with customers.

Revenue Recognition

On January 1, 2018, the Corporation adopted ASC Topic 606, using the modified retrospective method. Disclosures of revenue from contracts with customers for periods beginning after January 1, 2018, are presented under ASC Topic 606 and have not materially changed from the prior year amounts. Noninterest income, within the scope of this guidance, is recognized as services are transferred to customers in an amount that reflects the considerations expected to be entitled to in exchange for those services. The Corporation's revenue streams that were in scope include service charges on deposit accounts, income from insurance services, income from trust services, Automated Teller Machine (“ATM”) surcharge and other noninterest income.

Services Charges on Deposit Accounts - Service charges on deposit accounts primarily consist of monthly maintenance charges, analysis charges and Non-sufficient funds (“NSF”) charges. The NSF charges and certain service charges are fixed and the performance obligation is typically satisfied at the time of the related transaction. The consideration for analysis charges and monthly maintenance charges are variable as the fee can be reduced if the customer meets certain qualifying metrics. The Corporation's performance obligations are satisfied either at the time of the transaction or over the course of a month.

Income from Insurance Services – Income from insurance services consists primarily of property and casualty insurance, life, health, and disability insurance. Property and casualty, life, health, and disability insurance includes the brokerage of both personal and commercial coverages. The placement of the policy is completion of the Corporation's performance obligation and revenue is recognized at that time. The Corporation's commission is primarily a percentage of the premium.

Income from Trust Services – Income from Trust services consists of revenue generated from services provided for corporate, pension, and personal trusts, trustee services, and administrative services for employee benefit plans. The Corporation’s performance obligation and revenue is recognized once the service has been performed.

ATM Surcharge - ATM surcharge represents revenues earned from certain terminal activity. ATM surcharges primarily consist of charges assessed to our customers for using a non-Bank ATM or a non-Bank customer using our ATM. Such surcharges generally are recognized concurrently with the delivery of services on a daily basis.

Other - Other noninterest income primarily consists of transaction based revenue where the performance obligation is satisfied concurrent with the revenue recognition.

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

In 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). ASU 2016-02 amends the existing standards for lease accounting effectively requiring most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard must be adopted using a modified retrospective transition with a cumulative-effect adjustment to equity as of the beginning of the period in which it is adopted. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The adoption of ASU No. 2016-02 is being reviewed for any material impact on the Corporation’s consolidated financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2018, and December 31, 2017.

March 31, 2018	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$943,130	$0	$0	$943,130
U.S. government agency securities	0	44,053,754	0	44,053,754
State and municipal securities	0	7,387,960	0	7,387,960
Residential mortgage-backed securities	0	3,742,706	0	3,742,706
Total	$943,130	$55,184,420	$0	$56,127,550

December 31, 2017	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$967,770	$0	$0	$967,770
U.S. government agency securities	0	43,860,090	0	43,860,090
State and municipal securities	0	7,573,689	0	7,573,689
Residential mortgage-backed securities	0	1,861,712	0	1,861,712
Total	$967,770	$53,295,491	$0	$54,263,261

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2018, and December 31, 2017.

March 31, 2018	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$0	$0
Impaired loans	0	0	4,340,534	4,340,534
Total assets at fair value	$0	$0	$4,340,534	$4,340,534

December 31, 2017	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$758,878	$758,878
Impaired loans	0	0	4,563,951	4,563,951
Total assets at fair value	$0	$0	$5,322,829	$5,322,829

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2018, and December 31, 2017:

		Estimated Fair Value
March 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$48,987	$48,987	$0	$0	$48,987
Certificates of deposit in other banks	1,985	1,985	0	0	1,985
Investment securities available for sale	56,128	943	55,185	0	56,128
Investment securities held to maturity	43,898	0	44,113	0	44,113
Federal Home Loan Bank stock	2,475	0	2,475	0	2,475
Loans, net	332,015	0	322,817	4,341	327,158
Bank owned life insurance	6,595	0	6,595	0	6,595
Liabilities:
Deposits	418,449	0	418,601	0	418,601
Federal Home Loan Bank advances	47,029	0	46,323	0	46,323

		Estimated Fair Value
December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$34,138	$34,138	$0	$0	$34,138
Certificates of deposit in other banks	1,985	1,985	0	0	1,985
Investment securities available for sale	54,263	968	53,295	0	54,263
Investment securities held to maturity	44,591	0	45,148	0	45,148
Federal Home Loan Bank stock	2,438	0	2,438	0	2,438
Loans, net	327,130	0	320,684	4,564	325,248
Bank owned life insurance	6,553	0	6,553	0	6,553
Liabilities:
Deposits	397,006	0	397,331	0	397,331
Federal Home Loan Bank advances	47,029	0	46,658	0	46,658

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

NOTE 3

Investment Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at March 31, 2018, and December 31, 2017, were as follows:

Securities Available For Sale:

March 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$980,491	$0	$37,361	$943,130
U.S. government agency securities	44,930,017	241,553	1,117,816	44,053,754
State and municipal securities	7,460,936	9,365	82,341	7,387,960
Residential mortgage-backed securities	3,720,537	30,212	8,043	3,742,706
Total debt securities AFS	$57,091,981	$281,130	$1,245,561	$56,127,550

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$979,983	$0	$12,213	$967,770
U.S. government agency securities	43,978,023	580,366	698,299	43,860,090
State and municipal securities	7,482,912	129,231	38,454	7,573,689
Residential mortgage-backed securities	1,812,905	51,651	2,844	1,861,712
Total debt securities AFS	$54,253,823	$761,248	$751,810	$54,263,261

Securities Held to Maturity:

March 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$40,956,375	$288,552	$115,082	$41,129,845
Residential mortgage-backed securities	2,941,703	49,538	8,006	2,983,235

Total securities HTM	$43,898,078	$338,090	$123,088	$44,113,080

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$41,447,092	$527,632	$48,083	$41,926,641
Residential mortgage-backed securities	3,143,749	77,542	132	3,221,159

Total securities HTM	$44,590,841	$605,174	$48,215	$45,147,800

The amortized cost and estimated fair value of securities at March 31, 2018, and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

March 31, 2018
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	17,237,022	17,146,703
After five through ten years	35,605,150	34,722,501
After ten years	4,249,809	4,258,346
Total debt securities AFS	$57,091,981	$56,127,550

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$11,388,180	$11,393,123
After one through five years	18,186,344	18,361,598
After five through ten years	11,562,923	11,597,169
After ten years	2,760,631	2,761,190
Total securities HTM	$43,898,078	$44,113,080

December 31, 2017
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	15,437,594	15,556,274
After five through ten years	35,610,754	35,441,617
After ten years	3,205,475	3,265,370
Total debt securities AFS	$54,253,823	$54,263,261

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$9,812,609	$9,821,948
After one through five years	19,467,142	19,680,375
After five through ten years	12,546,856	12,806,108
After ten years	2,764,234	2,839,369
Total securities HTM	$44,590,841	$45,147,800

The following tables summarize the activity of security sales by intention and year for the three months ended March 31, 2018, and 2017.

Securities Available For Sale:

	March 31, 2018	March 31, 2017

Proceeds of sales	$0	$136,211

Gross gains	$0	$124,211
Gross losses	0	0
Net gains (losses) on sales of available for sale securities	$0	$124,211

Securities Held to Maturity:

	March 31, 2018	March 31, 2017

Amortized cost of securities sold	$0	$0
Proceeds from sales	0	0
Net gains on sales of held to maturity securities	$0	$0

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

March 31, 2018	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$37,361	$943,130	$0	$0
U.S. government agency securities	135,001	10,991,369	982,815	17,997,819
State and municipal securities	49,156	3,638,710	33,185	861,784
Residential mortgage-backed securities	4,012	2,914,990	4,031	165,986
Total debt securities available for sale	$225,530	$18,488,199	$1,020,031	$19,025,589

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$64,880	$13,517,554	$50,202	$1,260,885
Residential mortgage-backed securities	8,006	1,167,445	0	0
Total securities held to maturity	$72,886	$14,684,999	$50,202	$1,260,885

December 31, 2017	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$12,213	$967,770	$0	$0
U.S. government agency securities	34,083	4,988,630	664,216	18,347,439
State and municipal securities	16,836	975,900	21,618	877,798
Residential mortgage-backed securities	0	0	2,844	188,081
Total debt securities available for sale	$63,132	$6,932,300	$688,678	$19,413,318

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$15,954	$5,521,443	$32,129	$1,281,797
Residential mortgage-backed securities	132	146,203	0	0
Total securities held to maturity	$16,086	$5,667,646	$32,129	$1,281,797

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

At March 31, 2018, eighty-nine debt securities with unrealized losses have depreciated 2.5% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at March 31, 2018 and December 31, 2017, were as follows:

	March 31, 2018		December 31, 2017

Commercial, financial and agricultural loans	$72,884,220	21.7%	$73,146,397	22.2%
Real estate:
Construction loans	24,398,670	7.3%	22,287,012	6.8%
Commercial mortgage loans	104,820,909	31.3%	106,458,342	32.2%
Residential loans	100,818,477	30.1%	99,159,607	30.0%
Agricultural loans	27,717,796	8.3%	25,373,621	7.7%
Consumer & other loans	4,563,079	1.3%	3,766,332	1.1%

Loans outstanding	335,203,151	100.0%	330,191,311	100.0%

Unearned interest and discount	(17,526)		(17,921)
Allowance for loan losses	(3,170,409)		(3,043,632)
Net loans	$332,015,216		$327,129,758

The Corporation’s only significant concentration of credit at March 31, 2018, occurred in real estate loans which totaled $257,755,852 compared with $253,278,582 at December 31, 2017. However, this amount was not concentrated in any specific segment within the market or geographic area.

Certain 1-4 family and multifamily mortgage loans are pledged to the Federal Home Loan Bank to secure outstanding advances. At March 31, 2018, $59,147,725 in loans were pledged in this capacity.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at March 31, 2018.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$22,748,669
After one year but within five years	52,670,771
After five years	21,863,450

Total	$97,282,890

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at March 31, 2018.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 70,959,737	$ 3,574,484	$ 74,534,221

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

Loans placed on nonaccrual status amounted to $1,505,953 and $1,674,656 at March 31, 2018, and December 31, 2017, respectively. There were no past due loans over ninety days and still accruing at March 31, 2018, or December 31, 2017. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $45,496 for March 31, 2018, and $41,496 for December 31, 2017.

The following tables present an age analysis of past due loans still accruing interest and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of March 31, 2018
	30-89 Days Past Due	90 Days or Greater	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$503,072	$0	$503,072	$267,838	$72,113,310	$72,884,220
Real estate:
Construction loans	195,527	0	195,527	0	24,203,143	24,398,670
Commercial mortgage loans	347,959	0	347,959	1,023,901	103,449,049	104,820,909
Residential loans	1,123,655	0	1,123,655	214,214	99,480,608	100,818,477
Agricultural loans	136,444	0	136,444	0	27,581,352	27,717,796
Consumer & other loans	28,190	0	28,190	0	4,534,889	4,563,079

Total loans	$2,334,847	$0	$2,334,847	$1,505,953	$331,362,351	$335,203,151

	Age Analysis of Past Due Loans As of December 31, 2017
	30-89 Days Past Due	90 Days or Greater	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$364,527	$0	$364,527	$394,455	$72,387,415	$73,146,397
Real estate:
Construction loans	198,861	0	198,861	0	22,088,151	22,287,012
Commercial mortgage loans	645,214	0	645,214	757,085	105,056,043	106,458,342
Residential loans	2,023,517	0	2,023,517	518,301	96,617,789	99,159,607
Agricultural loans	0	0	0	0	25,373,621	25,373,621
Consumer & other loans	30,033	0	30,033	4,815	3,731,484	3,766,332

Total loans	$3,262,152	$0	$3,262,152	$1,674,656	$325,254,503	$330,191,311

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

At March 31, 2018, and December 31, 2017, impaired loans amounted to $4,794,108 and $4,895,730, respectively. A reserve amount of $454,273 and $331,779 was recorded in the allowance for loan losses for these impaired loans as of March 31, 2018, and December 31, 2017, respectively.

The following tables present impaired loans, segregated by class of loans as of March 31, 2018, and December 31, 2017:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
March 31, 2018	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$605,565	$70,123	$448,788	$518,911	$189,015	$294,849	$2,627
Real estate:
Construction loans	424,050	303,250	0	303,250	0	358,039	7,232
Commercial mortgage loans	1,879,635	1,371,860	339,058	1,710,918	57,021	4,468,807	12,477
Residential loans	2,122,566	1,266,383	835,271	2,101,654	204,979	4,636,702	35,209
Agricultural loans	139,919	139,919	0	139,919	0	722,595	1,755
Consumer & other loans	19,456	221	19,235	19,456	3,258	13,474	444

Total loans	$5,191,191	$3,151,756	$1,642,352	$4,794,108	$454,273	$10,494,466	$59,744

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2017	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$459,003	$208,032	$250,971	$459,003	$44,468	$190,994	$10,920
Real estate:
Construction loans	549,599	428,799	0	428,799	0	299,609	24,487
Commercial mortgage loans	1,615,811	1,107,654	339,440	1,447,094	57,403	4,130,250	54,582
Residential loans	2,476,728	316,230	2,079,823	2,396,053	224,916	5,277,602	108,472
Agricultural loans	142,966	142,966	0	142,966	0	703,079	8,198
Consumer & other loans	21,815	846	20,969	21,815	4,992	10,684	521

Total loans	$5,265,922	$2,204,527	$2,691,203	$4,895,730	$331,779	$10,612,218	$207,180

At March 31, 2017, the year-to-date average recorded investment of impaired loans was $9,118,248 and the interest income received during impairment was $79,340.

At March 31, 2018, and December 31, 2017, included in impaired loans were $3,232 and $4,243, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at March 31, 2018, and December 31, 2017, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of March 31, 2018, and December 31, 2017. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	March 31, 2018
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	3,011	0	1	3,011	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	221	0	1	221	0	0
Total TDR’s	$3,232	$0	2	$3,232	0	$0

	December 31, 2017
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	3,397	0	1	3,397	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	846	0	1	846	0	0
Total TDR’s	$4,243	$0	2	$4,243	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at March 31, 2018, and December 31, 2017.

	March 31, 2018				December 31, 2017
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	2	3,232	0	0	2	4,243	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	2	$3,232	0	$0	2	$4,243	0	$0

As of March 31, 2018, and December 31, 2017, the Corporation had a balance of $3,232 and $4,243, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at March 31, 2018, and December 31, 2017. The Corporation had no balance in the allowance for loan losses allocated to such troubled debt restructurings at March 31, 2018, or December 31, 2017. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2018.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of March 31, 2018, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of March 31, 2018, and December 31, 2017:

March 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,111,490	$0	$0	$23,661	$0	$248,520	$1,383,671
Grade 2- Above Avg.	0	0	0	0	0	48,125	48,125
Grade 3- Acceptable	24,243,340	1,643,502	29,507,775	26,080,766	11,680,790	1,201,546	94,357,719
Grade 4- Fair	42,125,327	22,451,918	70,039,261	69,982,016	15,523,114	3,024,587	223,146,223
Grade 5a- Watch	313,223	0	488,963	1,062,844	38,884	15,824	1,919,738
Grade 5b- OAEM	3,855,547	0	2,778,144	1,135,067	335,089	221	8,104,068
Grade 6- Substandard	932,478	303,250	2,006,766	2,534,123	139,919	24,256	5,940,792
Grade 7- Doubtful	302,815	0	0	0	0	0	302,815
Total loans	$72,884,220	$24,398,670	$104,820,909	$100,818,477	$27,717,796	$4,563,079	$335,203,151

December 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,371,135	$0	$0	$23,919	$0	$325,236	$1,720,290
Grade 2- Above Avg.	0	0	0	0	0	51,421	51,421
Grade 3- Acceptable	27,024,359	2,085,620	30,090,030	26,304,640	11,071,244	866,455	97,442,348
Grade 4- Fair	42,821,117	19,772,593	70,518,545	68,103,351	13,781,326	2,494,509	217,491,441
Grade 5a- Watch	120,626	0	1,027,581	757,628	39,344	7,572	1,952,751
Grade 5b- OAEM	557,070	0	3,073,051	1,226,841	338,741	1,357	5,197,060
Grade 6- Substandard	945,238	428,799	1,749,135	2,743,228	142,966	19,782	6,029,148
Grade 7- Doubtful	306,852	0	0	0	0	0	306,852
Total loans	$73,146,397	$22,287,012	$106,458,342	$99,159,607	$25,373,621	$3,766,332	$330,191,311

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three month period ended March 31, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.11% for the three months ended March 31, 2018, compared with 0.12% at December 31, 2017.

Three months ended March 31, 2018:

March 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Charge-offs	86,654	783	0	6,909	0	0	94,346
Recoveries	5,623	0	0	0	0	0	5,623
Net charge-offs	81,031	783	0	6,909	0	0	88,723
Provisions charged to operations	48,762	391	84,178	33,265	46,651	2,253	215,500
Balance at end of period, March 31, 2018	$291,991	$1,042,691	$1,140,773	$442,830	$58,211	$193,913	$3,170,409

Ending balance -
Individually evaluated for impairment	$189,015	$0	$57,021	$204,979	$0	$3,258	$454,273
Collectively evaluated for impairment	102,976	1,042,691	1,083,752	237,851	58,211	190,655	2,716,136
Balance at end of period	$291,991	$1,042,691	$1,140,773	$442,830	$58,211	$193,913	$3,170,409

Loans :
Ending balance -
Individually evaluated for impairment	$518,911	$303,250	$4,097,190	$2,239,108	$139,919	$19,456	$7,317,834
Collectively evaluated for impairment	72,365,309	24,095,420	100,723,719	98,579,369	27,577,877	4,543,623	327,885,317
Balance at end of period	$72,884,220	$24,398,670	$104,820,909	$100,818,477	$27,717,796	$4,563,079	$335,203,151

At March 31, 2018, of the $7,317,834 loans that were individually evaluated for impairment, only $4,794,108 were deemed impaired.

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2017.

December 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Charge-offs	113,334	0	168,717	59,764	93,503	12,429	447,747
Recoveries	63,486	0	0	0	0	3,282	66,768
Net charge-offs	49,848	0	168,717	59,764	93,503	9,147	380,979
Provisions charged to operations	182,841	0	33,214	56,049	18,407	9,489	300,000
Balance at end of period, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Ending balance -
Individually evaluated for impairment	$44,468	$0	$57,403	$224,916	$0	$4,992	$331,779
Collectively evaluated for impairment	279,792	1,043,083	999,192	191,558	11,560	186,668	2,711,853
Balance at end of period	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Loans :
Ending balance -
Individually evaluated for impairment	$459,003	$428,799	$4,561,198	$2,448,531	$142,966	$21,815	$8,062,312
Collectively evaluated for impairment	72,687,394	21,858,213	101,897,144	96,711,076	25,230,655	3,744,517	322,128,999
Balance at end of period	$73,146,397	$22,287,012	$106,458,342	$99,159,607	$25,373,621	$3,766,332	$330,191,311

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the first quarter of 2018, noninterest income, at 16.4% of the Corporation’s total revenue, decreased mostly due to a net gain on the sale of securities recognized first quarter last year and lower income from mortgage banking services when compared with 2017.

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

The Corporation’s nonperforming assets were $1.5 million at the end of March 31, 2018, down $928 thousand compared with December 31, 2017, and up $157 thousand from the same period last year. There were no foreclosed assets at March 31, 2018, compared with foreclosed assets of $759 thousand at December 31, 2017, and $127 thousand at March 31, 2017.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of March 31, 2018, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at March 31, 2018, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At March 31, 2018, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2018, total capital increased $183 thousand to $41.3 million and increased $2.0 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.10% as of March 31, 2018, and average equity-to-average asset ratio for the first quarter ending March 31, 2018, of 8.33%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2018, was $1.2 million, up $167 thousand from net income of $1.1 million for the first quarter of 2017. Net interest income grew over 9% to $4.4 million due primarily to a $29.2 million growth in average loans but was offset by a decrease in noninterest income of $289 thousand and increases in provision for loan loss and noninterest expense of $141 thousand and $95 thousand, respectively. An adjustment was made to the provision for income taxes due to overaccrual of estimated tax, positively impacting net income for the first quarter 2018.

On a per share basis, net income for the first quarter was $.48 per diluted share compared with $.42 per diluted share for the same quarter in 2017. The weighted average common diluted shares outstanding for the quarter were 2.545 million, down from 2.547 million first quarter last year. In the first quarter of 2018, the Corporation retired its treasury stock. The number of treasury shares retired was 1,748,059.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2018	2017	2017	2017	2017
Return on average total assets	0.99%	0.59%	0.81%	0.92%	0.91%
Return on average total equity	11.89%	6.91%	9.26%	10.69%	10.91%
Average shareholders’ equity to average total assets	8.33%	8.53%	8.71%	8.56%	8.38%
Net interest margin (tax equivalent)	4.05%	4.08%	4.14%	4.15%	3.98%

Comparison of Statements of Income for the Quarter

Total interest income increased $560 thousand to $5.1 million for the three months ended March 31, 2018, compared with the same period in 2017, reflecting an increase in interest income and fees on loans of $508 thousand. Interest on deposits and certificates of deposit in other banks increased $68 thousand and $10 thousand, respectively, when compared with the first quarter of 2017. Partially offsetting these increases, interest income and dividends from investment securities decreased $26 thousand compared with the same period last year.

Total interest expense increased $178 thousand, or 41%, to $614 thousand in the first quarter of 2018 compared with the same period in 2017. Interest paid on deposits increased $101 thousand, or 37%, during the first quarter of 2018 due to a 13 basis point increase in rate paid on interest-bearing deposits as well as an $11.4 million increase in average interest-bearing deposit volume compared with the first quarter of 2017. Total borrowings increased $77 thousand compared with the same quarter in 2017 due to a $12.6 million higher average volume of Federal Home Loan Bank Advances and a 15 basis point increase in rate paid on borrowings.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $4.4 million for the first quarter of 2018 compared with $4.1 million in net interest income in the 2017 first quarter. Net interest income after provision for loan losses for the first quarter of 2018 was $4.2 million compared with $4.0 million for the same period in 2017 as the first quarter provision for loan losses was up $141 thousand to $216 thousand in 2018. The Corporation’s net interest margin was 4.05% for the first quarter of 2018, up 7 basis points from the same period last year. The higher net interest margin was mostly a result of an asset mix shift towards loan growth with a 21 basis point increase in rate paid on earning assets which was mostly offset by an 18 basis point increase in rate paid on interest-bearing liabilities.

Noninterest income, at 16.4% of the Corporation’s total revenue for the quarter, was $944 thousand for the first quarter, down $289 thousand compared with the same period in 2017. The decrease in noninterest income was primarily the result of a $124 thousand gain on the sale of securities recognized in the first quarter last year. Mortgage banking services income decreased $72 thousand compared with the same quarter last year as a result of closing Empire Financial Services. Also contributing to the decrease was a $45 thousand decline in income from service charges on deposit accounts related to improvement in the economy and a $45 thousand decrease in income from insurance services impacted by lower contingency fees. Income from retail brokerage services and other income remained flat compared with the first quarter 2017. Partially offsetting these decreases was a $4 thousand increase in income from trust services compared with the first quarter last year.

Noninterest expense was $4.0 million for the first quarter of 2018, an increase of $95 thousand when compared with the first quarter of 2017. Other operating expense increased $89 thousand compared with the prior year first quarter due mostly to increased professional fees, foreclosed asset expenses and charged-off fraudulent checks. The largest component of noninterest expense, salaries and employee benefits, increased $43 thousand to $2.3 million for the first quarter of 2018. Occupancy expense increased $11 thousand compared with the same period last year. Partially offsetting these increases, data processing and equipment expense decreased $33 thousand and $15 thousand, respectively, related to the core processor migration in 2017.

Comparison of Financial Condition Statements

At March 31, 2018, total assets were $510.1 million, a $21.1 million increase from December 31, 2017. Interest-bearing deposits in other banks grew $16.2 million and total loans increased $5.0 million which was primarily funded by an increase in total deposits of $21.4 million at March 31, 2018, mostly in money market and noninterest-bearing deposit accounts.

Total loans increased $5.0 million to $335.2 million at March 31, 2018, compared with $330.2 million at December 31, 2017. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 65.7% of total assets at March 31, 2018.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 28.2% of total assets at March 31, 2018. Compared with December 31, 2017, interest-bearing deposits in other banks increased $16.2 million and investment securities increased $1.2 million while certificates of deposit in other banks remained flat. This resulted in an overall increase in investments of $17.4 million since December 31, 2017.

Deposits increased to $418.4 million at the end of the first quarter of 2018, up $21.4 million from the end of 2017. The increase was primarily in money market deposit accounts of $10.7 million and noninterest-bearing deposits of $5.2 million. NOW accounts, savings accounts and total certificates of deposit accounts also increased $2.4 million, $1.9 million, and $1.2 million, respectively, compared with December 31, 2017. At March 31, 2018, total deposits represented 82.0% of total assets.

Total debt remained flat at $47.0 million when compared with the year-end 2017. Short-term borrowed funds consist of Federal Home Loan Bank advances of $19.5 million as of March 31, 2018, compared with $18.0 million at December 31, 2017. $8.0 million of short-term borrowings are short-term portions of long-term principal reducing Federal Home Loan Bank advances. The Corporation will repay the Federal Home Loan Bank long-term advances as scheduled. The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	March 31,	December 31,	March 31,
	2018	2017	2017

Advance from FHLB with a 3.39% fixed rate of interest maturing August 20, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	$0	$0	$5,000,000

Advance from FHLB with a 2.78% fixed rate of interest maturing September 10, 2018 (convertible to a variable rate at quarterly options of FHLB – no conversion option has been made).	0	0	5,000,000

Advance from FHLB with a 1.4325% fixed rate of interest maturing September 4, 2018 (principal reducing hybrid advance with principal reductions of $1.8 million annually).	0	0	1,800,000

Advance from FHLB with a 1.259% fixed rate of interest maturing September 30, 2020 (principal reducing hybrid advance with principal reductions of $1.6 million).	3,200,000	3,200,000	4,800,000

Advance from FHLB with a 1.9425% fixed rate of interest maturing December 16, 2022 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	3,428,571	3,428,571	4,285,714

Advance from FHLB with a 1.419% fixed rate of interest maturing August 30, 2023 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	4,285,715	4,285,715	5,142,857

Advance from FHLB with a 1.53% fixed rate of interest maturing January 10, 2019.	0	1,500,000	0

Advance from FHLB with a 1.60% fixed rate of interest maturing July 10, 2019.	1,500,000	1,500,000	0

Advance from FHLB with a 1.80% fixed rate of interest maturing July 10, 2020.	2,000,000	2,000,000	0

Advance from FHLB with a 1.925% fixed rate of interest maturing September 28, 2022 (principal reducing hybrid advance with principal reductions of $2.0 million annually).	8,000,000	8,000,000	0

Advance from FHLB with a 2.337% fixed rate of interest maturing December 5, 2024 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	5,142,857	5,142,857	0

Total long-term debt	$27,557,143	$29,057,143	$26,028,571

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 0.95% of total loans outstanding at March 31, 2018, compared with 0.92% at December 31, 2017, and 1.02% at March 31, 2017. In the 2018 first quarter, net charge-offs were $89 thousand compared with net charge-offs of $38 thousand in the first quarter of 2017. Management considers the allowance for loan losses as of March 31, 2018, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.5 million, or 0.30% of total assets, in the first quarter of 2018, down from $2.4 million, or 0.50% of total assets, at the end of 2017, and up from $1.3 million, or 0.29% of total assets in the same period last year. Nonaccrual loans were $1.5 million in the first quarter of 2018 mostly concentrated in one $951 thousand commercial customer relationship.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	March 31, 2018	December 31, 2017
Commitments to extend credit	$32,373	$24,706
Standby letters of credit and financial guarantees	$3,268	$3,135

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

As of March 31, 2018, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 13.79%, which is 38 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements. The Corporation’s and the Bank’s risk-based capital ratios as of March 31, 2018, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
				2018	2019
				Required	Required
	Southwest			Minimum	Minimum
	Georgia	Southwest		Capital	Capital
	Financial	Georgia	For Well	Phase-in	Plus
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Guidelines	Buffer
Common Equity Tier 1 capital	12.86%	11.89%	6.50%	6.38%	7.00%
Tier 1 capital	12.86%	11.89%	8.00%	7.88%	8.50%
Total risk-based capital	13.79%	12.82%	10.00%	9.88%	10.50%
Tier 1 leverage ratio	8.78%	8.11%	5.00%	4.00%	4.00%

(1) Corporation meets the requirements of the exemption as a small bank holding company.

In March 2018, the Corporation paid a quarterly cash dividend of $0.11 per common share. A cash dividend of $0.11 per common share was also paid in December, September, June and March 2017. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2018, was included in Item 8 of the form 10K , dated December 31, 2017, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

The annual report form 10K, dated December 31, 2017, does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Corporation’s internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2018, and December 31, 2017; (ii) Consolidated Statements of Income for the three months ended March 31, 2018, and 2017; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018, and 2017; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

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

Date: May 15, 2018