Form 10-Q
period 2018-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2018-08-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018

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
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At August 3, 2018
Common Stock, $1 Par Value	2,545,776

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2018

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – June 30, 2018 (unaudited) and
	December 31, 2017 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	and the six months ended June 30, 2018 and 2017.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and the six months ended June 30, 2018 and 2017.	4

d.	Consolidated statements of cash flows (unaudited) for the six months
	ended June 30, 2018 and 2017.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	33

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	41

ITEM 4.	CONTROLS AND PROCEDURES	42

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	42

SIGNATURE		43

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2018 and December 31, 2017
	(Unaudited)	(Audited)
	June 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$7,786,260	$11,143,494
Interest-bearing deposits in other banks	27,292,172	22,994,927
Cash and cash equivalents	35,078,432	34,138,421

Certificates of deposit in other banks	1,985,000	1,985,000

Investment securities available for sale, at fair value	59,281,391	54,263,261
Investment securities held to maturity (fair value
approximates $41,354,902 and $45,147,800)	41,188,852	44,590,841
Federal Home Loan Bank stock, at cost	2,474,800	2,438,200
Total investment securities	102,945,043	101,292,302

Loans	345,869,516	330,191,311
Less: Unearned income	(17,516)	(17,921)
Allowance for loan losses	(3,192,697)	(3,043,632)
Loans, net	342,659,303	327,129,758

Premises and equipment, net	13,693,397	12,249,518
Bank property held for sale	211,500	211,500
Foreclosed assets	37,605	758,878
Intangible assets	11,719	19,532
Bank owned life insurance	6,635,557	6,553,318
Other assets	4,895,615	4,734,148

Total assets	$508,153,171	$489,072,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Interest bearing business checking	$29,314,528	$0
NOW accounts	54,042,854	25,871,273
Money Market	115,021,599	129,040,471
Savings	32,831,239	30,793,864
Certificates of deposit $250,000 and over	22,472,082	22,662,235
Other time accounts	63,449,358	60,969,445
Total interest-bearing deposits	317,131,660	269,337,288
Noninterest-bearing deposits	98,304,792	127,668,471
Total deposits	415,436,452	397,005,759

Short-term borrowed funds	19,471,429	17,971,429
Long-term debt	27,557,143	29,057,143
Other liabilities	3,754,070	3,895,058
Total liabilities	466,219,094	447,929,389

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 2,545,776 shares issued	2,545,776	4,293,835
Capital surplus	7,206,799	31,701,533
Retained earnings	34,815,208	33,020,030
Accumulated other comprehensive loss	(2,633,706)	(1,629,619)
Treasury stock, at cost 0 shares for 2018
and 1,752,330 for 2017	0	(26,242,793)
Total stockholders' equity	41,934,077	41,142,986

Total liabilities and stockholders' equity	$508,153,171	$489,072,375

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2018	2017	2018	2017
Interest income:
Interest and fees on loans	$4,471,832	$4,040,964	$8,765,072	$7,826,046
Interest on taxable securities available for sale	320,337	303,024	608,983	591,723
Interest on taxable securities held to maturity	25,661	33,638	53,808	70,580
Interest on tax exempt securities	279,079	315,860	570,082	631,878
Dividends	35,548	23,736	67,495	47,454
Interest on deposits in other banks	148,177	39,970	266,005	90,199
Interest on certificates of deposit in other banks	11,693	9,884	23,259	11,235
Total interest income	5,292,327	4,767,076	10,354,704	9,269,115

Interest expense:
Interest on deposits	481,273	269,128	853,747	540,804
Interest on federal funds purchased	2	653	8	655
Interest on other short-term borrowings	117,525	26,392	233,192	52,494
Interest on long-term debt	126,659	139,399	252,492	277,266
Total interest expense	725,459	435,572	1,339,439	871,219
Net interest income	4,566,868	4,331,504	9,015,265	8,397,896
Provision for loan losses	140,000	75,000	355,500	150,000
Net interest income after provision for loan losses	4,426,868	4,256,504	8,659,765	8,247,896

Noninterest income:
Service charges on deposit accounts	266,369	257,388	490,959	527,112
Income from trust services	63,018	55,021	121,850	109,433
Income from retail brokerage services	96,793	108,202	185,188	196,734
Income from insurance services	417,177	377,659	805,417	810,705
Income from mortgage banking services	623	66,614	1,243	138,969
Net gain (loss) on sale or disposition of assets	7,254	(10,148)	99	(9,782)
Net gain on sale of securities	0	42,604	0	166,815
Other income	208,831	203,102	449,713	443,682
Total noninterest income	1,060,065	1,100,442	2,054,469	2,383,668

Noninterest expense:
Salaries and employee benefits	2,388,128	2,319,785	4,729,247	4,617,940
Occupancy expense	294,644	276,137	584,069	554,775
Equipment expense	187,191	212,523	377,460	417,954
Data processing expense	351,117	384,307	704,908	771,070
Amortization of intangible assets	3,906	3,906	7,812	7,812
Other operating expenses	906,928	771,599	1,723,995	1,499,423
Total noninterest expenses	4,131,914	3,968,257	8,127,491	7,868,974
Income before income taxes	1,355,019	1,388,689	2,586,743	2,762,590
Provision for income taxes	207,332	315,265	206,689	623,861
Net income	$1,147,687	$1,073,424	2,380,054	2,138,729

Earnings per share of common stock:
Net income, basic	$0.45	$0.42	$0.93	$0.84
Net income, diluted	$0.45	$0.42	$0.93	$0.84
Dividends paid per share	$0.12	$0.11	$0.23	$0.22
Weighted average shares outstanding	2,545,776	2,547,437	2,545,351	2,547,437
Diluted average shares outstanding	2,545,776	2,547,437	2,545,351	2,547,437

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2018	2017	2018	2017

Net income	$1,147,687	$1,073,424	$2,380,054	$2,138,729
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investment securities available for sale	(297,127)	373,399	(1,270,997)	643,147
Reclassification adjustment for (gain) loss realized in income on securities available for sale	0	(42,604)	0	(166,815)
Less: Tax effect	(62,397)	112,470	(266,910)	161,953
Total other comprehensive income (loss), net of tax	(234,730)	218,325	(1,004,087)	314,379
Total comprehensive income	$912,957	$1,291,749	$1,375,967	$2,453,108

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	(Unaudited)	(Unaudited)
	2018	2017
Cash flows from operating activities:
Net income	$2,380,054	$2,138,729
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	355,500	150,000
Depreciation	474,903	436,850
Net amortization of investment securities	185,548	204,656
Income on cash surrender value of bank owned life insurance	(82,239)	(66,649)
Amortization of intangibles	7,812	7,812
Loss on sale of foreclosed assets	6,789	8,892
Disposal of fixed assets to charitable expense	0	13,045
Net gain on sale of securities	0	(166,815)
Net loss (gain) on disposal of other assets	(6,888)	1,622
Change in:
Other assets	282,059	69,385
Other liabilities	(140,255)	174,844
Net cash provided by operating activities	3,463,283	2,972,371

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	4,070,107	4,271,682
Proceeds from calls, paydowns and maturities of securities AFS	354,244	334,914
Proceeds from sale of securities available for sale	0	2,676,211
Purchase of securities held to maturity	(752,889)	0
Purchase of securities available for sale	(6,744,149)	(7,039,139)
Purchase of Federal Home Loan Bank Stock	(36,600)	(30,500)
Purchase of certificates of deposit in other banks	0	(1,985,000)
Net change in loans	(16,285,700)	(30,252,441)
Purchase of premises and equipment	(1,931,714)	(629,673)
Proceeds from sales of foreclosed assets	954,791	79,820
Proceeds from sales of fixed assets	2,820	900
Net cash used by investing activities	(20,369,090)	(32,573,226)

Cash flows from financing activities:
Net change in deposits	18,430,694	19,736,190
Cash dividends paid	(584,876)	(560,436)
Net cash provided by financing activities	17,845,818	19,175,754

Increase (decrease) in cash and cash equivalents	940,011	(10,425,101)
Cash and cash equivalents - beginning of period	34,138,421	26,519,916
Cash and cash equivalents - end of period	$35,078,432	$16,094,815

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$413,655	$0
Unrealized gain (loss) on securities available for sale	$(1,270,997)	$476,333
Sale of foreclosed properties through loans	$0	$38,000
Net reclass between short and long-term debt	$1,500,000	$0
Retirement of treasury stock	$26,242,793	$0
Receivable from sale of guaranteed foreclosed asset	$172,616	$0
Sale of fixed assets through loans	$13,000	$0

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

Material estimates that are particularly susceptible to significant change relate to the determination of the valuation of the investment portfolio, deferred taxes, estimated liabilities, allowance for loan losses, and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with these acquired real estate evaluations, management obtains independent appraisals for significant properties.

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $7,343 at June 30, 2018.

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

Bank Property Held for Sale

In 2016, the Bank’s former branch in Pavo, Georgia, was transferred from premises to bank property held for sale and depreciation was discontinued. The property was booked at $211,500 which was the lower of cost or market value based on a recent appraisal. The Corporation has this property available for sale.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no valuation allowance for foreclosed asset losses at June 30, 2018. There was $37,605 in foreclosed assets as of June 30, 2018, which consisted of one residential property compared with $758,878 at December 31, 2017, none of which were considered to be residential real estate.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles have a remaining life of less than one year.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At June 30, 2018, and December 31, 2017, the policies had a value of $6,635,557 and $6,553,318, respectively, and were 15.8% and 15.9%, respectively, of shareholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $66,646 and $117,547 for the three and six month periods ended June 30, 2018, respectively.

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

As of June 30, 2018, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since June 30, 2018, that management believes has changed the Bank’s status as “well-capitalized.”

Adoption of New Accounting Standards

In March 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The purpose of this ASU is to codify the SEC's guidance issued in Staff Accounting Bulletin 118. The amendments in this update were effective upon issuance. The adoption of ASU 2018-05 had no material impact on the Corporation’s consolidated financial statements.

In March 2018, FASB issued ASU 2018-04, Investment - Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. The purpose of this ASU is to codify the SEC's guidance issued in Staff Accounting Bulletin 117. The amendments in this update were effective upon issuance. The adoption of ASU 2018-04 had no material impact on the Corporation’s consolidated financial statements.

In February 2018, FASB issued ASU 2018-03, Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10). This Update clarifies certain aspects of the guidance issued in ASU 2016-01 including (i) an entity measuring an equity security using the measurement alternative may make an irrevocable election to change its measurement approach to a fair value method under Topic 820 for that security and any identical or similar investments of the same issuer, (ii) fair value adjustments under the measurement alternative should be as of the date the observable transaction for a similar security occurred, (iii) requiring the remeasurement of the entire value of forward contracts and purchased options when observable transactions occur on the underlying equity securities, (iv) financial liabilities for which the fair value option is elected should follow the guidance in paragraph 825-10-45-5, (v) changes in the fair value of financial liabilities for which the fair value option is elected relating to the instrument-specific credit risk should first be measured in the currency of denomination and then both components of the change in fair value should be remeasured into the reporting entity's functional currency using end-of-period spot rates, and (vi) the prospective transition approach should only be applied for instances in which the measurement alternative is applied. The guidance was effective for interim periods beginning after June 15, 2018 and may be early adopted provided ASU 2016-01 was adopted. The Company adopted the amendments in this ASU effective January 1, 2018. The adoption of ASU 2018-03 had no material impact on the Corporation’s consolidated financial statements.

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

Foreclosed Assets:

Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate. Subsequently, other real estate assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Corporation records the other real estate as nonrecurring Level 2.  When the appraised value is reduced by costs to sell, the appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Corporation records the other real estate asset as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2018, and December 31, 2017.

June 30, 2018	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$937,150	$0	$0	$937,150
U.S. government agency securities	0	45,763,966	0	45,763,966
State and municipal securities	0	7,366,009	0	7,366,009
Residential mortgage-backed securities	0	5,214,266	0	5,214,266
Total	$937,150	$58,344,241	$0	$59,281,391

December 31, 2017	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$967,770	$0	$0	$967,770
U.S. government agency securities	0	43,860,090	0	43,860,090
State and municipal securities	0	7,573,689	0	7,573,689
Residential mortgage-backed securities	0	1,861,712	0	1,861,712
Total	$967,770	$53,295,491	$0	$54,263,261

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2018, and December 31, 2017.

June 30, 2018	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$37,605	$37,605
Impaired loans	0	0	4,696,044	4,696,044
Total assets at fair value	$0	$0	$4,733,649	$4,733,649

December 31, 2017	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$758,878	$758,878
Impaired loans	0	0	4,563,951	4,563,951
Total assets at fair value	$0	$0	$5,322,829	$5,322,829

Foreclosed properties that are included above as measured at fair value on a nonrecurring basis are those properties that resulted from a loan that had been foreclosed and charged down or have been written down subsequent to foreclosure. Foreclosed properties are generally recorded at the appraised value less estimated selling costs in the range of 15 – 20%. Loans that are reported above as being measured at fair value on a nonrecurring basis are generally impaired loans that have been either partially charged off or have specific reserves assigned to them. Nonaccrual impaired loans that are collateral dependent are generally written down to the present value of expected payments from all sources, but not more than the discounted appraised value less selling costs. Specific reserves are established for impaired loans based on appraised value of collateral or discounted cash flows.

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2018, and December 31, 2017:

		Estimated Fair Value
June 30, 2018	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,078	$35,078	$0	$0	$35,078
Certificates of deposit in other banks	1,985	1,985	0	0	1,985
Investment securities available for sale	59,281	937	58,344	0	59,281
Investment securities held to maturity	41,189	0	41,355	0	41,355
Federal Home Loan Bank stock	2,475	0	2,475	0	2,475
Loans, net	342,659	0	332,201	4,696	336,897
Bank owned life insurance	6,636	0	6,636	0	6,636
Liabilities:
Deposits	415,436	0	415,614	0	415,614
Federal Home Loan Bank advances	47,029	0	46,328	0	46,328

		Estimated Fair Value
December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$34,138	$34,138	$0	$0	$34,138
Certificates of deposit in other banks	1,985	1,985	0	0	1,985
Investment securities available for sale	54,263	968	53,295	0	54,263
Investment securities held to maturity	44,591	0	45,148	0	45,148
Federal Home Loan Bank stock	2,438	0	2,438	0	2,438
Loans, net	327,130	0	320,684	4,564	325,248
Bank owned life insurance	6,553	0	6,553	0	6,553
Liabilities:
Deposits	397,006	0	397,331	0	397,331
Federal Home Loan Bank advances	47,029	0	46,658	0	46,658

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

NOTE 3

Investment Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at June 30, 2018, and December 31, 2017, were as follows:

Securities Available For Sale:

June 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$981,003	$0	$43,853	$937,150
U.S. government agency securities	46,898,058	132,172	1,266,264	45,763,966
State and municipal securities	7,439,068	7,832	80,891	7,366,009
Residential mortgage-backed securities	5,224,820	26,256	36,810	5,214,266

Total debt securities AFS	$60,542,949	$166,260	$1,427,818	$59,281,391

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$979,983	$0	$12,213	$967,770
U.S. government agency securities	43,978,023	580,366	698,299	43,860,090
State and municipal securities	7,482,912	129,231	38,454	7,573,689
Residential mortgage-backed securities	1,812,905	51,651	2,844	1,861,712

Total debt securities AFS	$54,253,823	$761,248	$751,810	$54,263,261

Securities Held to Maturity:

June 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$38,464,151	$254,885	$113,763	$38,605,273
Residential mortgage-backed securities	2,724,701	38,471	13,543	2,749,629

Total securities HTM	$41,188,852	$293,356	$127,306	$41,354,902

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$41,447,092	$527,632	$48,083	$41,926,641
Residential mortgage-backed securities	3,143,749	77,542	132	3,221,159

Total securities HTM	$44,590,841	$605,174	$48,215	$45,147,800

The amortized cost and estimated fair value of debt securities at June 30, 2018, and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

June 30, 2018
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	22,800,358	22,655,959
After five through ten years	31,901,853	30,803,677
After ten years	5,840,738	5,821,755

Total debt securities AFS	$60,542,949	$59,281,391

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$10,960,234	$10,992,480
After one through five years	16,042,915	16,168,889
After five through ten years	11,635,793	11,651,316
After ten years	2,549,910	2,542,217

Total securities HTM	$41,188,852	$41,354,902

December 31, 2017
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	15,437,594	15,556,274
After five through ten years	35,610,754	35,441,617
After ten years	3,205,475	3,265,370

Total debt securities AFS	$54,253,823	$54,263,261

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$9,812,609	$9,821,948
After one through five years	19,467,142	19,680,375
After five through ten years	12,546,856	12,806,108
After ten years	2,764,234	2,839,369

Total securities HTM	$44,590,841	$45,147,800

The following tables summarize the activity of security sales by intention and year for the three and six months ended June 30, 2018, and 2017.

Securities Available For Sale:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017

Proceeds of sales	$0	$2,540,000	$0	$2,676,211

Gross gains	$0	$42,604	$0	$166,815
Gross losses	0	0	0	0
Net gains on sales of available for sale securities	$0	$42,604	$0	$166,815

There were no sales of held to maturity securities during the three and six months ended June 30, 2018 and 2017.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

June 30, 2018	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$43,853	$937,150	$0	$0
U.S. government agency securities	200,948	14,494,684	1,065,316	17,884,362
State and municipal securities	51,139	3,263,884	29,752	860,805
Residential mortgage-backed securities	31,922	4,457,071	4,888	151,312
Total debt securities available for sale	$327,862	$23,152,789	$1,099,956	$18,896,479

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$63,317	$14,656,107	$50,446	$1,257,836
Residential mortgage-backed securities	13,543	1,086,248	0	0
Total securities held to maturity	$76,860	$15,742,355	$50,446	$1,257,836

December 31, 2017	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$12,213	$967,770	$0	$0
U.S. government agency securities	34,083	4,988,630	664,216	18,347,439
State and municipal securities	16,836	975,900	21,618	877,798
Residential mortgage-backed securities	0	0	2,844	188,081
Total debt securities available for sale	$63,132	$6,932,300	$688,678	$19,413,318

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$15,954	$5,521,443	$32,129	$1,281,797
Residential mortgage-backed securities	132	146,203	0	0
Total securities held to maturity	$16,086	$5,667,646	$32,129	$1,281,797

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

At June 30, 2018, ninety-six debt securities with unrealized losses have depreciated 2.6% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at June 30, 2018 and December 31, 2017, were as follows:

	June 30, 2018		December 31, 2017

Commercial, financial and agricultural loans	$78,181,702	22.6%	$73,146,397	22.2%
Real estate:
Construction loans	23,938,671	6.9%	22,287,012	6.8%
Commercial mortgage loans	103,256,875	29.9%	106,458,342	32.2%
Residential loans	103,562,173	29.9%	99,159,607	30.0%
Agricultural loans	31,835,341	9.2%	25,373,621	7.7%
Consumer & other loans	5,094,754	1.5%	3,766,332	1.1%

Loans outstanding	345,869,516	100.0%	330,191,311	100.0%

Unearned interest and discount	(17,516)		(17,921)
Allowance for loan losses	(3,192,697)		(3,043,632)
Net loans	$342,659,303		$327,129,758

The Corporation’s only significant concentration of credit at June 30, 2018, occurred in real estate loans which totaled $262,593,060 compared with $253,278,582 at December 31, 2017. However, this amount was not concentrated in any specific segment within the market or geographic area.

Multifamily and 1-4 family mortgage loans are pledged to the Federal Home Loan Bank to secure outstanding advances. At June 30, 2018, $117,500,925 in loans were pledged in this capacity.

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at June 30, 2018.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$26,149,959
After one year but within five years	51,905,582
After five years	24,064,832

Total	$102,120,373

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at June 30, 2018.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 72,442,500	$ 3,527,914	$ 75,970,414

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

Loans placed on nonaccrual status amounted to $1,719,623 and $1,674,656 at June 30, 2018, and December 31, 2017, respectively. There were no past due loans over ninety days and still accruing at June 30, 2018, or December 31, 2017. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $63,091 for June 30, 2018, and $41,496 for December 31, 2017.

The following tables present an age analysis of past due loans still accruing interest and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of June 30, 2018
	30-89 Days Past Due	90 Days or Greater	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$752,019	$0	$752,019	$481,448	$76,948,235	$78,181,702
Real estate:
Construction loans	389,654	0	389,654	0	23,549,017	23,938,671
Commercial mortgage loans	582,416	0	582,416	1,153,804	101,520,655	103,256,875
Residential loans	351,938	0	351,938	81,436	103,128,799	103,562,173
Agricultural loans	0	0	0	0	31,835,341	31,835,341
Consumer & other loans	30,673	0	30,673	2,935	5,061,146	5,094,754

Total loans	$2,106,700	$0	$2,106,700	$1,719,623	$342,043,193	$345,869,516

	Age Analysis of Past Due Loans As of December 31, 2017
	30-89 Days Past Due	90 Days or Greater	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$364,527	$0	$364,527	$394,455	$72,387,415	$73,146,397
Real estate:
Construction loans	198,861	0	198,861	0	22,088,151	22,287,012
Commercial mortgage loans	645,214	0	645,214	757,085	105,056,043	106,458,342
Residential loans	2,023,517	0	2,023,517	518,301	96,617,789	99,159,607
Agricultural loans	0	0	0	0	25,373,621	25,373,621
Consumer & other loans	30,033	0	30,033	4,815	3,731,484	3,766,332

Total loans	$3,262,152	$0	$3,262,152	$1,674,656	$325,254,503	$330,191,311

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

At June 30, 2018, and December 31, 2017, impaired loans amounted to $5,259,520 and $4,895,730, respectively. A reserve amount of $563,476 and $331,779 was recorded in the allowance for loan losses for these impaired loans as of June 30, 2018, and December 31, 2017, respectively.

The following tables present impaired loans, segregated by class of loans as of June 30, 2018, and December 31, 2017:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
June 30, 2018	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$1,235,050	$427,276	$606,472	$1,033,748	$306,543	$509,358	$12,446
Real estate:
Construction loans	420,625	299,825	0	299,825	0	299,825	12,896
Commercial mortgage loans	2,003,797	1,497,705	337,375	1,835,080	55,338	1,573,756	24,533
Residential loans	1,956,522	1,172,306	763,304	1,935,610	199,229	1,896,255	71,510
Agricultural loans	136,883	136,883	0	136,883	0	136,883	3,523
Consumer & other loans	18,374	31	18,343	18,374	2,366	18,374	821

Total loans	$5,771,251	$3,534,026	$1,725,494	$5,259,520	$563,476	$4,434,451	$125,729

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2017	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$459,003	$208,032	$250,971	$459,003	$44,468	$169,930	$10,920
Real estate:
Construction loans	549,599	428,799	0	428,799	0	162,698	24,487
Commercial mortgage loans	1,615,811	1,107,654	339,440	1,447,094	57,403	1,071,663	54,582
Residential loans	2,476,728	316,230	2,079,823	2,396,053	224,916	2,233,562	108,472
Agricultural loans	142,966	142,966	0	142,966	0	142,966	8,198
Consumer & other loans	21,815	846	20,969	21,815	4,992	9,003	521

Total loans	$5,265,922	$2,204,527	$2,691,203	$4,895,730	$331,779	$3,789,822	$207,180

At June 30, 2017, the year-to-date average recorded investment of impaired loans was $3,476,225 and the interest income received during impairment was $140,026.

At June 30, 2018, and December 31, 2017, included in impaired loans were $2,648 and $4,243, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at June 30, 2018, and December 31, 2017, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of June 30, 2018, and December 31, 2017. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	June 30, 2018
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	2,617	0	1	2,617	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	31	0	1	31	0	0
Total TDR’s	$2,648	$0	2	$2,648	0	$0

	December 31, 2017
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	3,397	0	1	3,397	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	846	0	1	846	0	0
Total TDR’s	$4,243	$0	2	$4,243	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at June 30, 2018, and December 31, 2017.

	June 30, 2018				December 31, 2017
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	2	2,648	0	0	2	4,243	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	2	$2,648	0	$0	2	$4,243	0	$0

As of June 30, 2018, and December 31, 2017, the Corporation had a balance of $2,648 and $4,243, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at June 30, 2018, and December 31, 2017. The Corporation had no balance in the allowance for loan losses allocated to such troubled debt restructurings at June 30, 2018, or December 31, 2017. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2018.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of June 30, 2018, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of June 30, 2018, and December 31, 2017:

June 30, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,097,426	$0	$0	$23,413	$0	$268,906	$1,389,745
Grade 2- Above Avg.	0	0	0	0	0	44,523	44,523
Grade 3- Acceptable	26,032,845	2,447,663	28,502,586	25,852,885	12,058,971	1,303,193	96,198,143
Grade 4- Fair	45,475,568	21,191,183	69,526,437	72,985,670	19,306,808	3,436,103	231,921,769
Grade 5a- Watch	655,512	0	483,434	990,978	0	18,433	2,148,357
Grade 5b- OAEM	3,214,477	0	488,733	1,123,179	332,679	31	5,159,099
Grade 6- Substandard	1,200,281	299,825	4,255,685	2,586,048	136,883	23,565	8,502,287
Grade 7- Doubtful	505,593	0	0	0	0	0	505,593
Total loans	$78,181,702	$23,938,671	$103,256,875	$103,562,173	$31,835,341	$5,094,754	$345,869,516

December 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,371,135	$0	$0	$23,919	$0	$325,236	$1,720,290
Grade 2- Above Avg.	0	0	0	0	0	51,421	51,421
Grade 3- Acceptable	27,024,359	2,085,620	30,090,030	26,304,640	11,071,244	866,455	97,442,348
Grade 4- Fair	42,821,117	19,772,593	70,518,545	68,103,351	13,781,326	2,494,509	217,491,441
Grade 5a- Watch	120,626	0	1,027,581	757,628	39,344	7,572	1,952,751
Grade 5b- OAEM	557,070	0	3,073,051	1,226,841	338,741	1,357	5,197,060
Grade 6- Substandard	945,238	428,799	1,749,135	2,743,228	142,966	19,782	6,029,148
Grade 7- Doubtful	306,852	0	0	0	0	0	306,852
Total loans	$73,146,397	$22,287,012	$106,458,342	$99,159,607	$25,373,621	$3,766,332	$330,191,311

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and six month periods ended June 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.12% for the six months ended June 30, 2018, compared with 0.12% at December 31, 2017.

Three months ended June 30, 2018:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, March 31, 2018	$291,991	$1,042,691	$1,140,773	$442,830	$58,211	$193,913	$3,170,409

Charge-offs	122,175	0	0	0	0	0	122,175
Recoveries	1,653	0	0	0	1,200	1,610	4,463
Net charge-offs	120,522	0	0	0	(1,200)	(1,610)	117,712
Provisions charged to operations	266,192	(104,001)	(56,296)	2,366	31,611	128	140,000
Balance at end of period, June 30, 2018	$437,661	$938,690	$1,084,477	$445,196	$91,022	$195,651	$3,192,697

Six months ended June 30, 2018:

June 30, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Charge-offs	208,829	783	0	6,909	0	0	216,521
Recoveries	7,276	0	0	0	1,200	1,610	10,086
Net charge-offs	201,553	783	0	6,909	(1,200)	(1,610)	206,435
Provisions charged to operations	314,954	(103,610)	27,882	35,631	78,262	2,381	355,500
Balance at end of period, June 30, 2018	$437,661	$938,690	$1,084,477	$445,196	$91,022	$195,651	$3,192,697

Ending balance -
Individually evaluated for impairment	$306,543	$0	$55,338	$199,229	$0	$2,366	$563,476
Collectively evaluated for impairment	131,118	938,690	1,029,139	245,967	91,022	193,285	2,629,221
Balance at end of period	$437,661	$938,690	$1,084,477	$445,196	$91,022	$195,651	$3,192,697

Loans :
Ending balance -
Individually evaluated for impairment	$1,033,748	$299,825	$4,211,744	$2,070,770	$136,883	$18,374	$7,771,344
Collectively evaluated for impairment	77,147,954	23,638,846	99,045,131	101,491,403	31,698,458	5,076,380	338,098,172
Balance at end of period	$78,181,702	$23,938,671	$103,256,875	$103,562,173	$31,835,341	$5,094,754	$345,869,516

At June 30, 2018, of the $7,771,344 loans that were individually evaluated for impairment, only $5,259,520 were deemed impaired.

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2017.

December 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Charge-offs	113,334	0	168,717	59,764	93,503	12,429	447,747
Recoveries	63,486	0	0	0	0	3,282	66,768
Net charge-offs	49,848	0	168,717	59,764	93,503	9,147	380,979
Provisions charged to operations	182,841	0	33,214	56,049	18,407	9,489	300,000
Balance at end of period, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Ending balance -
Individually evaluated for impairment	$44,468	$0	$57,403	$224,916	$0	$4,992	$331,779
Collectively evaluated for impairment	279,792	1,043,083	999,192	191,558	11,560	186,668	2,711,853
Balance at end of period	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Loans :
Ending balance -
Individually evaluated for impairment	$459,003	$428,799	$4,561,198	$2,448,531	$142,966	$21,815	$8,062,312
Collectively evaluated for impairment	72,687,394	21,858,213	101,897,144	96,711,076	25,230,655	3,744,517	322,128,999
Balance at end of period	$73,146,397	$22,287,012	$106,458,342	$99,159,607	$25,373,621	$3,766,332	$330,191,311

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, about seven years ago, we began expanding geographically in Valdosta, Georgia, with two full-service banking centers, and added a commercial banking center in August 2014. Continuing to expand our geographic footprint, in January 2016, a loan production office was opened in the neighboring community of Tifton, Georgia. Construction is nearing completion on a full-service banking center in Tifton, Georgia, and is expected to be open around mid-third quarter 2018.

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the second quarter of 2018, noninterest income, at 16.7% of the Corporation’s total revenue, decreased mostly due to a net gain on the sale of securities recognized in the second quarter last year and lower income from mortgage banking services when compared with 2017.

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

The Corporation’s nonperforming assets were $1.8 million at the end of June 30, 2018, down $676 thousand compared with December 31, 2017, and up $465 thousand from the same period last year. There were $38 thousand in foreclosed assets at June 30, 2018, compared with foreclosed assets of $759 thousand at December 31, 2017, and no foreclosed assets at June 30, 2017.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of June 30, 2018, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at June 30, 2018, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At June 30, 2018, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2018, total capital increased $791 thousand to $41.9 million and increased $1.6 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.25% as of June 30, 2018, and average equity-to-average asset ratio for the second quarter ending June 30, 2018, of 8.28%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ended June 30, 2018, was $1.1 million, up $74 thousand from net income of $1.1 million for the second quarter of 2017. Net interest income grew over 5% to $4.6 million, due primarily to a $24.2 million growth in average loans. The lower effective tax rate also had a positive impact on the second quarter results. Partially offsetting these increases, noninterest expense increased $164 thousand, provision for loan loss increased $65 thousand, and noninterest income decreased $40 thousand compared with the second quarter last year.

On a per share basis, net income for the second quarter was $.45 per diluted share compared with $.42 per diluted share for the same quarter in 2017. The weighted average common diluted shares outstanding for the quarter were 2.546 million, down from 2.547 million second quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2018	2018	2017	2017	2017
Return on average total assets	0.91%	0.99%	0.59%	0.81%	0.92%
Return on average total equity	11.00%	11.89%	6.91%	9.26%	10.69%
Average shareholders’ equity to average total assets	8.28%	8.33%	8.53%	8.71%	8.56%
Net interest margin (tax equivalent)	3.96%	4.05%	4.08%	4.14%	4.15%

Comparison of Statements of Income for the Quarter

Total interest income increased $525 thousand to $5.3 million for the three months ended June 30, 2018, compared with the same period in 2017, reflecting an increase in interest income and fees on loans of $431 thousand. Interest on deposits and certificates of deposit in other banks increased $108 thousand and $2 thousand, respectively, when compared with the second quarter of 2017. Partially offsetting these increases, interest income and dividends from investment securities decreased $16 thousand compared with the same period last year.

Total interest expense increased $290 thousand, or 67%, to $725 thousand in the second quarter of 2018 compared with the same period in 2017. Interest paid on deposits increased $212 thousand, or 79%, during the second quarter of 2018 due to a 24 basis point increase in rate paid on interest-bearing deposits as well as a $38.4 million increase in average interest-bearing deposit volume compared with the second quarter of 2017. During the second quarter, we completed modifications to our deposit offerings including a new interest bearing business checking account. Just under $30 million in deposits were moved into that offering. Interest on total borrowings increased $78 thousand compared with the same quarter in 2017 due to a $12.6 million higher average volume of Federal Home Loan Bank Advances and a 15 basis point increase in rate paid on borrowings.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Driven by strong loan growth, net interest income improved to $4.6 million for the second quarter of 2018 compared with $4.3 million in net interest income in the 2017 second quarter. Net interest income after provision for loan losses for the second quarter of 2018 was $4.4 million compared with $4.3 million for the same period in 2017 as the second quarter provision for loan losses was up $65 thousand to $140 thousand in 2018. The Corporation’s net interest margin was 3.96% for the second quarter of 2018, down 19 basis points from the same period last year. The lower net interest margin was mostly a result of an 18 basis point increase in rate paid on interest-bearing liabilities and the decrease in tax equivalency adjustment necessitated by lower tax rates.

Noninterest income, at 16.7% of the Corporation’s total revenue for the quarter, was $1.1 million for the first quarter, down $40 thousand compared with the same period in 2017. The decrease in noninterest income was primarily the result of a decrease in mortgage banking services income of $66 thousand compared to the second quarter last year, and a $43 thousand gain on the sale of securities recognized in the second quarter last year. Income from retail brokerage services also decreased $11 thousand compared with the second quarter 2017. Partially offsetting these decreases, income from insurance services increased $40 thousand compared with the second quarter last year, and disposition of assets resulted in a net gain of $7 thousand compared to a net loss of $10 thousand last year. Income from service charges on deposit accounts, trust services and other income increased $9 thousand, $8 thousand and $6 thousand, respectively, compared to the second quarter last year.

Noninterest expense was $4.1 million for the second quarter of 2018, an increase of $164 thousand when compared with the second quarter of 2017. Other operating expense increased $135 thousand compared with the prior year second quarter due mostly to foreclosed asset expenses, increased public relations and advertising expenses, investment in employee continuing education, and debit card charge offs. The largest component of noninterest expense, salaries and employee benefits, increased $68 thousand to $2.4 million for the second quarter of 2018. Occupancy expense increased $19 thousand compared with the same period last year. Partially offsetting these increases, data processing and equipment expense decreased $33 thousand and $25 thousand, respectively, related to the core processor migration in 2017.

Comparison of Statements of Income for the Six-month Period

Total interest income for the first six months of 2018 increased $1.1 million to $10.4 million when compared with the same period in 2017, due primarily to a $939 thousand increase in interest income and fees on loans as average loans increased $26.7 million compared with the first half of 2017. Interest on deposits and certificates of deposit in banks also increased $176 thousand and $12 thousand, respectively, compared to the same period last year. Interest income and dividends from investment securities decreased by $41 thousand due to a $9.0 million lower average volume of investment securities when compared with the first six months of last year.

Total interest expense for the six-month period ended June 30, 2018, increased $468 thousand, or 54%, to $1.3 million compared with the same period in 2017. Interest paid on interest-bearing deposits increased $313 thousand, or 58%, compared with the first six months of 2017. Interest expense on total borrowings also increased $155 thousand for the first six months of 2018 due to $12.6 million higher average Federal Home Loan Bank advances compared with the same period last year and a 15 basis point increase in average rate paid on borrowings.

Net interest income for the first six months of 2018 was 7% higher at $9.0 million compared with $8.4 million for the same period in 2017. Net interest income after provision for loan losses was $8.7 million compared with $8.2 million for the same period in 2017. The provision for loan losses was $356 thousand in the first six months of 2018, up from $150 thousand for the same period of 2017 due to steady loan growth. Net interest margin was 3.97% for the first half of 2018, down 9 basis points from 4.06% for the same period last year. As mentioned for the quarter, a 22 basis point increase in average rate paid on interest bearing liabilities and the impact of the decreased tax equivalency adjustment on tax free investments contributed to the decrease in net interest margin.

For the first half of 2018, noninterest income was $2.1 million, down $329 thousand compared with the same period in 2017. The decrease was primarily attributed to a $167 thousand gain on the sale of securities in the first six months of last year, and a decrease in income from mortgage banking services of $138 thousand compared to the first half of last year due to the closing of our mortgage banking subsidiary in 2017. Also, income from service charges on deposit accounts, retail brokerage services, and income from insurance services decreased $36 thousand, $12 thousand, and $5 thousand, respectively, compared with the first half of 2017. Partially offsetting these decreases, income from trust services increased $12 thousand year-over-year and a small net gain on the disposition of assets was recognized compared with a $10 thousand loss on the disposition of assets in the first six months of last year.

Noninterest expense increased $259 thousand for the first six months of 2018 compared with the same period last year mainly attributed to an increase of $225 thousand in other operating expenses related to the same categories mentioned above in the quarterly comparison. Salary and employee benefits and occupancy expense also increased $111 thousand and $29 thousand, respectively, compared with the first half of last year. Partially offsetting these increases, data processing and equipment expense decreased $66 thousand and $40 thousand, respectively, in the first six months of 2018 compared with the prior year period due to last year’s core system migration.

Comparison of Financial Condition Statements

At June 30, 2018, total assets were $508.2 million, a $19.1 million increase from December 31, 2017. Total loans grew $15.7 million at June 30, 2018, funded by an increase in total deposits of $18.4 million, as deposit offerings were modified and well-received in the second quarter.

Total loans increased $15.7 million, or 5%, to $345.9 million at June 30, 2018, compared with $330.2 million at December 31, 2017. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 68.1% of total assets at June 30, 2018.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 26.0% of total assets at June 30, 2018. Compared with December 31, 2017, interest-bearing deposits in other banks increased $4.3 million and investment securities increased $1.7 million while certificates of deposit in other banks remained flat. This resulted in an overall increase in investments of $6.0 million since December 31, 2017.

Deposits increased to $415.4 million at the end of the second quarter of 2018, up $18.4 million from the end of 2017. The introduction of a new deposit product, the interest bearing business checking account, and the modification of deposit product offerings occurred in the second quarter of 2018. Just under $30 million in deposits moved to the new interest bearing business checking account, and noninterest bearing deposits decreased $29.4 million when compared with December 31, 2017. At June 30, 2018, total deposits represented 81.8% of total assets.

Total debt remained flat at $47.0 million when compared with the year-end 2017. Short-term borrowed funds consist of Federal Home Loan Bank advances of $19.5 million as of June 30, 2018, compared with $18.0 million at December 31, 2017. $8.0 million of short-term borrowings are short-term portions of long-term principal reducing Federal Home Loan Bank advances. The Corporation will repay the Federal Home Loan Bank long-term advances as scheduled. The following table shows the major contractual obligations for the Corporation.

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

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 0.92% of total loans outstanding at June 30, 2018, compared with 0.92% at December 31, 2017, and 0.96% at June 30, 2017. In the 2018 second quarter, net charge-offs were $118 thousand compared with net charge-offs of $141 thousand in the second quarter of 2017. Management considers the allowance for loan losses as of June 30, 2018, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.8 million, or 0.35% of total assets, in the second quarter of 2018, down from $2.4 million, or 0.50% of total assets, at the end of 2017, and up from $1.3 million, or 0.27% of total assets in the same period last year. Nonaccrual loans were $1.7 million in the second quarter of 2018 mostly concentrated in one $946 thousand commercial customer relationship.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	June 30, 2018	December 31, 2017
Commitments to extend credit	$31,011	$24,706
Standby letters of credit and financial guarantees	$3,903	$3,135

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

As of June 30, 2018, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 13.59%, which is 36 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements. The Corporation’s and the Bank’s risk-based capital ratios as of June 30, 2018, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
				2018	2019
				Required	Required
	Southwest			Minimum	Minimum
	Georgia	Southwest		Capital	Capital
	Financial	Georgia	For Well	Phase-in	Plus
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Guidelines	Buffer
Common Equity Tier 1 capital	12.68%	11.84%	6.50%	6.38%	7.00%
Tier 1 capital	12.68%	11.84%	8.00%	7.88%	8.50%
Total risk-based capital	13.59%	12.75%	10.00%	9.88%	10.50%
Tier 1 leverage ratio	8.81%	8.23%	5.00%	4.00%	4.00%

(1) Corporation meets the requirements of the exemption as a small bank holding company.

In June 2018, the Corporation paid a quarterly cash dividend of $0.12 per common share, an increase of $0.01, or 9%, from the previous dividend of $0.11 per common share paid in March 2018. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2018, was included in Item 8 of the form 10K , dated December 31, 2017, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

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

PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2018, and December 31, 2017; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2018, and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018, and 2017; (iv) Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

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

Date: August 14, 2018