Form 10-Q
period 2018-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2018-11-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018

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

Large accelerated filer [ ]	Non-accelerated filer [ ] (Do not check if smaller reporting company)
Accelerated filer [ ]	Smaller reporting company [ X ]
Emerging growth company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At November 2, 2018
Common Stock, $1 Par Value	2,545,776

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2018

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – September 30, 2018 (unaudited) and
	December 31, 2017 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	and the nine months ended September 30, 2018 and 2017.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and the nine months ended September 30, 2018 and 2017.	4

d.	Consolidated statements of cash flows (unaudited) for the nine months
	ended September 30, 2018 and 2017.	5

e.	Notes to Consolidated Financial Statements	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	34

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	43

ITEM 4.	CONTROLS AND PROCEDURES	43

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	44

SIGNATURE		44

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2018 and December 31, 2017
	(Unaudited)	(Audited)
	September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$14,607,412	$11,143,494
Interest-bearing deposits in other banks	10,911,080	22,994,927
Cash and cash equivalents	25,518,492	34,138,421

Certificates of deposit in other banks	1,985,000	1,985,000

Investment securities available for sale, at fair value	58,576,205	54,263,261
Investment securities held to maturity (fair value
approximates $36,935,137 and $45,147,800)	36,960,598	44,590,841
Federal Home Loan Bank stock, at cost	2,257,400	2,438,200
Total investment securities	97,794,203	101,292,302

Loans	366,662,213	330,191,311
Less: Unearned income	(17,490)	(17,921)
Allowance for loan losses	(3,078,098)	(3,043,632)
Loans, net	363,566,625	327,129,758

Premises and equipment, net	14,187,802	12,249,518
Bank property held for sale	211,500	211,500
Foreclosed assets	127,605	758,878
Intangible assets	7,813	19,532
Bank owned life insurance	6,676,559	6,553,318
Other assets	5,293,921	4,734,148

Total assets	$515,369,520	$489,072,375

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Interest bearing business checking	$26,346,953	$0
NOW accounts	20,241,049	25,871,273
Money Market	157,630,966	129,040,471
Savings	32,223,945	30,793,864
Certificates of deposit $250,000 and over	24,624,727	22,662,235
Other time accounts	65,019,359	60,969,445
Total interest-bearing deposits	326,086,999	269,337,288
Noninterest-bearing deposits	100,161,212	127,668,471
Total deposits	426,248,211	397,005,759

Short-term borrowed funds	12,171,429	17,971,429
Long-term debt	30,600,000	29,057,143
Other liabilities	3,899,309	3,895,058
Total liabilities	472,918,949	447,929,389

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 2,545,776 shares issued	2,545,776	4,293,835
Capital surplus	7,206,799	31,701,533
Retained earnings	35,653,285	33,020,030
Accumulated other comprehensive loss	(2,955,289)	(1,629,619)
Treasury stock, at cost 0 shares for 2018
and 1,752,330 for 2017	0	(26,242,793)
Total stockholders' equity	42,450,571	41,142,986

Total liabilities and stockholders' equity	$515,369,520	$489,072,375

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:	2018	2017	2018	2017
Interest and fees on loans	$4,876,093	$4,169,805	$13,641,165	$11,995,851
Interest on taxable securities available for sale	323,189	283,567	932,172	876,365
Interest on taxable securities held to maturity	23,610	31,135	77,419	101,715
Interest on tax exempt securities	270,316	301,712	840,399	933,590
Dividends	44,560	26,152	112,055	72,531
Interest on deposits in other banks	90,408	35,238	356,414	125,437
Interest on certificates of deposit in other banks	11,822	11,822	35,081	23,058
Total interest income	5,639,998	4,859,431	15,994,705	14,128,547

Interest expense:
Interest on deposits	629,627	280,202	1,483,373	821,006
Interest on federal funds purchased	1,085	409	1,093	1,064
Interest on other short-term borrowings	105,803	61,556	338,996	114,050
Interest on long-term debt	130,351	130,284	382,843	407,550
Total interest expense	866,866	472,451	2,206,305	1,343,670
Net interest income	4,773,132	4,386,980	13,788,400	12,784,877
Provision for loan losses	249,000	75,000	604,500	225,000
Net interest income after provision for loan losses	4,524,132	4,311,980	13,183,900	12,559,877

Noninterest income:
Service charges on deposit accounts	245,682	259,949	736,641	787,061
Income from trust services	56,420	54,407	178,271	163,840
Income from retail brokerage services	89,510	84,194	274,698	280,928
Income from insurance services	388,562	347,244	1,193,978	1,157,949
Income from mortgage banking services	622	15,452	1,865	154,421
Net gain (loss) on sale or disposition of assets	(7,274)	394	(7,175)	(9,388)
Net gain on sale of securities	0	19,795	0	186,610
Other income	203,781	187,445	653,494	631,127
Total noninterest income	977,303	968,880	3,031,772	3,352,548

Noninterest expense:
Salaries and employee benefits	2,431,229	2,335,463	7,160,476	6,953,403
Occupancy expense	335,589	290,240	919,658	845,015
Equipment expense	207,149	214,814	584,609	632,768
Data processing expense	383,173	374,867	1,088,081	1,145,937
Amortization of intangible assets	3,906	3,906	11,719	11,719
Other operating expenses	787,500	848,901	2,511,495	2,348,324
Total noninterest expenses	4,148,546	4,068,191	12,276,038	11,937,166
Income before income taxes	1,352,889	1,212,669	3,939,634	3,975,259
Provision for income taxes	209,320	261,140	416,009	885,001
Net income	$1,143,569	$951,529	$3,523,625	3,090,258

Earnings per share of common stock:
Net income, basic	$0.45	$0.37	$1.38	$1.21
Net income, diluted	$0.45	$0.37	$1.38	$1.21
Dividends paid per share	$0.12	$0.11	$0.35	$0.33
Weighted average shares outstanding	2,545,776	2,547,437	2,545,494	2,547,437
Diluted average shares outstanding	2,545,776	2,547,437	2,545,494	2,547,437

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2018	2017	2018	2017

Net income	$1,143,569	$951,529	$3,523,625	$3,090,258
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investment securities available for sale	(407,066)	65,463	(1,678,063)	708,611
Reclassification adjustment for gain realized in income on securities available for sale	0	(19,795)	0	(186,610)
Less: Tax effect	(85,484)	15,527	(352,393)	177,481
Total other comprehensive income (loss), net of tax	(321,582)	30,141	(1,325,670)	344,520
Total comprehensive income	$821,987	$981,670	$2,197,955	$3,434,778

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months
	Ended September 30,
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	2018	2017
Net income	$3,523,625	$3,090,258
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	604,500	225,000
Depreciation	722,855	655,275
Net amortization of investment securities	276,474	302,635
Income on cash surrender value of bank owned life insurance	(123,241)	(100,165)
Amortization of intangibles	11,719	11,719
Loss on sale of foreclosed assets	6,423	8,892
Net gain on sale of securities	0	(186,610)
Net loss on disposal of other assets	752	1,594
Change in:
Other assets	(30,764)	(59,371)
Other liabilities	5,348	450,679
Net cash provided by operating activities	4,997,691	4,399,906

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	8,260,907	7,487,642
Proceeds from calls, paydowns and maturities of securities AFS	598,892	482,585
Proceeds from Federal Home Loan Bank Stock repurchase	727,400	424,600
Proceeds from sale of securities available for sale	0	5,741,211
Purchase of securities held to maturity	(752,889)	0
Purchase of securities available for sale	(6,744,149)	(7,039,139)
Purchase of Federal Home Loan Bank Stock	(546,600)	(1,014,100)
Purchase of certificates of deposit in other banks	0	(1,985,000)
Net change in loans	(37,532,022)	(38,303,523)
Purchase of premises and equipment	(2,681,711)	(1,347,213)
Proceeds from sales of foreclosed assets	954,791	88,588
Proceeds from sales of fixed assets	2,820	0
Net cash used by investing activities	(37,712,561)	(35,464,349)

Cash flows from financing activities:
Net change in deposits	29,242,453	13,263,491
Payment of short-term portion of long-term debt	(16,257,143)	(7,590,476)
Proceeds from issuance of short-term debt	3,000,000	7,000,000
Proceeds from issuance of long-term debt	9,000,000	13,000,000
Cash dividends paid	(890,369)	(840,654)
Net cash provided by financing activities	24,094,941	24,832,361

Decrease in cash and cash equivalents	(8,619,929)	(6,232,082)
Cash and cash equivalents - beginning of period	34,138,421	26,519,916
Cash and cash equivalents - end of period	$25,518,492	$20,287,834

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$503,655	$903,842
Unrealized gain (loss) on securities available for sale	$(1,678,063)	$522,001
Sale of foreclosed properties through loans	$0	$38,000
Net reclass between short and long-term debt	$6,600,000	$14,257,143
Retirement of treasury stock	$26,242,793	$0
Receivable from sale of guaranteed foreclosed asset	$172,616	$0
Sale of fixed assets through loans	$13,000	$0

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in the counties of Colquitt, Baker, Worth, Lowndes, Tift and the surrounding counties of southwest Georgia. The Bank operates six branch offices in its trade area. Trust and retail brokerage services are offered at an office building located at 25 2nd Avenue SW in Moultrie, and lending services are offered in Valdosta at 3520 North Valdosta Road.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $-0- at September 30, 2018.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no valuation allowance for foreclosed asset losses at September 30, 2018. Foreclosed assets included $37,605 and $0 of residential real estate as of September 30, 2018 and December 31, 2017, respectively.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At September 30, 2018, and December 31, 2017, the policies had a value of $6,676,559 and $6,553,318, respectively, and were 15.7% and 15.9%, respectively, of shareholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $63,066 and $180,613 for the three and nine month periods ended September 30, 2018, respectively.

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

As of September 30, 2018, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since September 30, 2018, that management believes has changed the Bank’s status as “well-capitalized.”

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

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-14, Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans. ASU 2018-14 removes the requirements to disclose the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year, the amount and timing of plan assets expected to be returned to the employer, related party disclosures about the amount of future annual benefits covered by insurance and annuity contracts and significant transactions between the employer or related parties and the plan, and the effects of a one-percentage-point change in assumed health care cost trend rates on the (a) aggregate of the service and interest cost components of net periodic benefit costs and (b) benefit obligation for postretirement health care benefits. The ASU adds requirements to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates and the reasons for significant gains and losses related to changes in the benefit obligation for the period. The update also clarifies the requirements to disclose the projected benefit obligation (PBO) and fair value of plan assets for plans with PBOs in excess of plan assets, and the accumulated benefit obligation (ABO) and fair value of plan assets for plans with ABOs in excess of plan assets. This update is effective for fiscal years beginning after December 15, 2020. The adoption of ASU 2018-14 is not expected to have a material impact on the Corporation’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes the requirements for public entities to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The ASU modifies the disclosure requirement for investments in certain entities that calculate net asset value, and clarifies that the measurement uncertainty disclosure is to communicate measurement uncertainties as of the reporting date. The ASU also requires public entities to disclose the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. This update is effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2018-13 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2018, and December 31, 2017.

September 30, 2018	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$925,160	$0	$0	$925,160
U.S. government agency securities	0	45,421,685	0	45,421,685
State and municipal securities	0	7,307,293	0	7,307,293
Residential mortgage-backed securities	0	4,922,067	0	4,922,067
Total	$925,160	$57,651,045	$0	$58,576,205

December 31, 2017	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$967,770	$0	$0	$967,770
U.S. government agency securities	0	43,860,090	0	43,860,090
State and municipal securities	0	7,573,689	0	7,573,689
Residential mortgage-backed securities	0	1,861,712	0	1,861,712
Total	$967,770	$53,295,491	$0	$54,263,261

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2018, and December 31, 2017.

September 30, 2018	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$127,605	$127,605
Impaired loans	0	0	4,596,785	4,596,785
Total assets at fair value	$0	$0	$4,724,390	$4,724,390

December 31, 2017	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$758,878	$758,878
Impaired loans	0	0	4,563,951	4,563,951
Total assets at fair value	$0	$0	$5,322,829	$5,322,829

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2018, and December 31, 2017:

		Estimated Fair Value
September 30, 2018	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$25,518	$25,518	$0	$0	$25,518
Certificates of deposit in other banks	1,985	1,985	0	0	1,985
Investment securities available for sale	58,576	925	57,651	0	58,576
Investment securities held to maturity	36,961	0	36,935	0	36,935
Federal Home Loan Bank stock	2,257	0	2,257	0	2,257
Loans, net	363,567	0	352,639	4,597	357,236
Bank owned life insurance	6,677	0	6,677	0	6,677
Liabilities:
Deposits	426,248	0	426,555	0	426,555
Federal Home Loan Bank advances	42,771	0	42,150	0	42,150

		Estimated Fair Value
December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$34,138	$34,138	$0	$0	$34,138
Certificates of deposit in other banks	1,985	1,985	0	0	1,985
Investment securities available for sale	54,263	968	53,295	0	54,263
Investment securities held to maturity	44,591	0	45,148	0	45,148
Federal Home Loan Bank stock	2,438	0	2,438	0	2,438
Loans, net	327,130	0	320,684	4,564	325,248
Bank owned life insurance	6,553	0	6,553	0	6,553
Liabilities:
Deposits	397,006	0	397,331	0	397,331
Federal Home Loan Bank advances	47,029	0	46,658	0	46,658

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

NOTE 3

Investment Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at September 30, 2018, and December 31, 2017, were as follows:

Securities Available For Sale:

September 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$981,520	$0	$56,360	$925,160
U.S. government agency securities	46,873,936	59,672	1,511,923	45,421,685
State and municipal securities	7,416,868	1,425	111,000	7,307,293
Residential mortgage-backed securities	4,972,506	20,655	71,094	4,922,067

Total debt securities AFS	$60,244,830	$81,752	$1,750,377	$58,576,205

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$979,983	$0	$12,213	$967,770
U.S. government agency securities	43,978,023	580,366	698,299	43,860,090
State and municipal securities	7,482,912	129,231	38,454	7,573,689
Residential mortgage-backed securities	1,812,905	51,651	2,844	1,861,712

Total debt securities AFS	$54,253,823	$761,248	$751,810	$54,263,261

Securities Held to Maturity:

September 30, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$34,423,325	$173,948	$208,179	$34,389,094
Residential mortgage-backed securities	2,537,273	27,566	18,796	2,546,043

Total securities HTM	$36,960,598	$201,514	$226,975	$36,935,137

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$41,447,092	$527,632	$48,083	$41,926,641
Residential mortgage-backed securities	3,143,749	77,542	132	3,221,159

Total securities HTM	$44,590,841	$605,174	$48,215	$45,147,800

The amortized cost and estimated fair value of debt securities at September 30, 2018, and December 31, 2017, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

September 30, 2018
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	24,783,056	24,516,365
After five through ten years	29,782,725	28,443,405
After ten years	5,679,049	5,616,435

Total debt securities AFS	$60,244,830	$58,576,205

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$8,145,043	$8,157,231
After one through five years	14,799,992	14,853,083
After five through ten years	11,471,319	11,414,767
After ten years	2,544,244	2,510,056

Total securities HTM	$36,960,598	$36,935,137

December 31, 2017
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$0	$0
After one through five years	15,437,594	15,556,274
After five through ten years	35,610,754	35,441,617
After ten years	3,205,475	3,265,370

Total debt securities AFS	$54,253,823	$54,263,261

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$9,812,609	$9,821,948
After one through five years	19,467,142	19,680,375
After five through ten years	12,546,856	12,806,108
After ten years	2,764,234	2,839,369

Total securities HTM	$44,590,841	$45,147,800

The following tables summarize the activity of security sales by intention and year for the three and nine months ended September 30, 2018, and 2017.

Securities Available For Sale:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017

Proceeds of sales	$0	$3,065,000	$0	$5,741,211

Gross gains	$0	$19,795	$0	$186,610
Gross losses	0	0	0	0
Net gains on sales of available for sale securities	$0	$19,795	$0	$186,610

There were no sales of held to maturity securities during the three and nine months ended September 30, 2018 and 2017.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

September 30, 2018	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$0	$0	$56,360	$925,160
U.S. government agency securities	261,504	16,365,195	1,250,419	18,688,666
State and municipal securities	46,087	4,649,043	64,913	1,800,941
Residential mortgage-backed securities	65,650	4,229,470	5,444	137,343
Total debt securities available for sale	$373,241	$25,243,708	$1,377,136	$21,552,110

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$157,970	$17,691,528	$50,209	$1,456,042
Residential mortgage-backed securities	18,796	1,019,175	0	0
Total securities held to maturity	$176,766	$18,710,703	$50,209	$1,456,042

December 31, 2017	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$12,213	$967,770	$0	$0
U.S. government agency securities	34,083	4,988,630	664,216	18,347,439
State and municipal securities	16,836	975,900	21,618	877,798
Residential mortgage-backed securities	0	0	2,844	188,081
Total debt securities available for sale	$63,132	$6,932,300	$688,678	$19,413,318

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$15,954	$5,521,443	$32,129	$1,281,797
Residential mortgage-backed securities	132	146,203	0	0
Total securities held to maturity	$16,086	$5,667,646	$32,129	$1,281,797

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

At September 30, 2018, one-hundred and nine debt securities with unrealized losses have depreciated 2.9% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at September 30, 2018 and December 31, 2017, were as follows:

	September 30, 2018		December 31, 2017

Commercial, financial and agricultural loans	$87,717,667	23.9%	$73,146,397	22.2%
Real estate:
Construction loans	30,799,672	8.4%	22,287,012	6.8%
Commercial mortgage loans	105,935,188	28.9%	106,458,342	32.2%
Residential loans	104,797,473	28.6%	99,159,607	30.0%
Agricultural loans	32,234,234	8.8%	25,373,621	7.7%
Consumer & other loans	5,177,979	1.4%	3,766,332	1.1%

Loans outstanding	366,662,213	100.0%	330,191,311	100.0%

Unearned interest and discount	(17,490)		(17,921)
Allowance for loan losses	(3,078,098)		(3,043,632)
Net loans	$363,566,625		$327,129,758

The Corporation’s only significant concentration of credit at September 30, 2018, occurred in real estate loans which totaled $273,766,567 compared with $253,278,582 at December 31, 2017. However, this amount was not concentrated in any specific segment within the market or geographic area.

Multifamily and 1-4 family mortgage loans are pledged to the Federal Home Loan Bank to secure outstanding advances. At September 30, 2018, $118,545,979 in loans were pledged in this capacity.

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at September 30, 2018.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$32,541,661
After one year but within five years	57,128,967
After five years	28,846,711

Total	$118,517,339

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at September 30, 2018.

	Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial, agricultural and construction	$82,364,691	$3,610,987	$85,975,678

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

Loans placed on nonaccrual status amounted to $2,123,416 and $1,674,656 at September 30, 2018, and December 31, 2017, respectively. There were no past due loans over ninety days and still accruing at September 30, 2018, or December 31, 2017. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $53,548 for September 30, 2018, and $41,496 for December 31, 2017.

The following tables present an age analysis of past due loans still accruing interest and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of September 30, 2018
	30-89 Days Past Due	90 Days or Greater	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$517,622	$0	$517,622	$225,511	$86,974,534	$87,717,667
Real estate:
Construction loans	314,468	0	314,468	189,830	30,295,374	30,799,672
Commercial mortgage loans	200,614	0	200,614	1,022,550	104,712,024	105,935,188
Residential loans	472,119	0	472,119	275,430	104,049,924	104,797,473
Agricultural loans	0	0	0	332,679	31,901,555	32,234,234
Consumer & other loans	21,776	0	21,776	77,416	5,078,787	5,177,979

Total loans	$1,526,599	$0	$1,526,599	$2,123,416	$363,012,198	$366,662,213

	Age Analysis of Past Due Loans As of December 31, 2017
	30-89 Days Past Due	90 Days or Greater	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$364,527	$0	$364,527	$394,455	$72,387,415	$73,146,397
Real estate:
Construction loans	198,861	0	198,861	0	22,088,151	22,287,012
Commercial mortgage loans	645,214	0	645,214	757,085	105,056,043	106,458,342
Residential loans	2,023,517	0	2,023,517	518,301	96,617,789	99,159,607
Agricultural loans	0	0	0	0	25,373,621	25,373,621
Consumer & other loans	30,033	0	30,033	4,815	3,731,484	3,766,332

Total loans	$3,262,152	$0	$3,262,152	$1,674,656	$325,254,503	$330,191,311

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

At September 30, 2018, and December 31, 2017, impaired loans amounted to $5,225,237 and $4,895,730, respectively. A reserve amount of $628,452 and $331,779 was recorded in the allowance for loan losses for these impaired loans as of September 30, 2018, and December 31, 2017, respectively.

The following tables present impaired loans, segregated by class of loans as of September 30, 2018, and December 31, 2017:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
September 30, 2018	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$1,263,609	$291,049	$640,388	$931,437	$319,392	$283,622	$31,832
Real estate:
Construction loans	413,803	293,003	0	293,003	0	254,788	17,823
Commercial mortgage loans	1,791,395	1,279,924	335,669	1,615,593	53,632	1,348,557	37,349
Residential loans	2,046,205	520,694	1,504,599	2,025,293	253,824	1,888,312	100,152
Agricultural loans	345,405	345,405	0	345,405	0	13,454	5,260
Consumer & other loans	14,506	31	14,475	14,506	1,604	14,506	688

Total loans	$5,874,923	$2,730,106	$2,495,131	$5,225,237	$628,452	$3,803,239	$193,104

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2017	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$459,003	$208,032	$250,971	$459,003	$44,468	$169,930	$10,920
Real estate:
Construction loans	549,599	428,799	0	428,799	0	162,698	24,487
Commercial mortgage loans	1,615,811	1,107,654	339,440	1,447,094	57,403	1,071,663	54,582
Residential loans	2,476,728	316,230	2,079,823	2,396,053	224,916	2,233,562	108,472
Agricultural loans	142,966	142,966	0	142,966	0	142,966	8,198
Consumer & other loans	21,815	846	20,969	21,815	4,992	9,003	521

Total loans	$5,265,922	$2,204,527	$2,691,203	$4,895,730	$331,779	$3,789,822	$207,180

At September 30, 2017, the year-to-date average recorded investment of impaired loans was $3,758,289 and the interest income received during impairment was $156,041.

At September 30, 2018, and December 31, 2017, included in impaired loans were $2,324 and $4,243, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at September 30, 2018, and December 31, 2017, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of September 30, 2018, and December 31, 2017. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	September 30, 2018
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	2,293	0	1	2,293	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	31	0	1	31	0	0
Total TDR’s	$2,324	$0	2	$2,324	0	$0

	December 31, 2017
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	3,397	0	1	3,397	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	846	0	1	846	0	0
Total TDR’s	$4,243	$0	2	$4,243	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at September 30, 2018, and December 31, 2017.

	September 30, 2018				December 31, 2017
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	2	2,324	0	0	2	4,243	0	0
Forbearance of interest	0	0	0	0	0	0	0	0
Total	2	$2,324	0	$0	2	$4,243	0	$0

As of September 30, 2018, and December 31, 2017, the Corporation had a balance of $2,324 and $4,243, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at September 30, 2018, and December 31, 2017. The Corporation had no balance in the allowance for loan losses allocated to such troubled debt restructurings at September 30, 2018, or December 31, 2017. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2018.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of September 30, 2018, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of September 30, 2018, and December 31, 2017:

September 30, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,154,573	$0	$0	$23,162	$0	$224,196	$1,401,931
Grade 2- Above Avg.	0	0	0	0	0	47,124	47,124
Grade 3- Acceptable	24,816,412	2,808,071	29,509,132	25,720,496	17,661,087	1,279,310	101,794,508
Grade 4- Fair	56,818,038	27,698,598	71,453,241	74,159,559	14,240,468	3,595,146	247,965,050
Grade 5a- Watch	439,329	0	349,677	943,656	0	16,242	1,748,904
Grade 5b- OAEM	3,120,647	0	467,918	1,312,638	0	31	4,901,234
Grade 6- Substandard	995,450	293,003	4,155,220	2,637,962	332,679	15,930	8,430,244
Grade 7- Doubtful	373,218	0	0	0	0	0	373,218
Total loans	$87,717,667	$30,799,672	$105,935,188	$104,797,473	$32,234,234	$5,177,979	$366,662,213

December 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,371,135	$0	$0	$23,919	$0	$325,236	$1,720,290
Grade 2- Above Avg.	0	0	0	0	0	51,421	51,421
Grade 3- Acceptable	27,024,359	2,085,620	30,090,030	26,304,640	11,071,244	866,455	97,442,348
Grade 4- Fair	42,821,117	19,772,593	70,518,545	68,103,351	13,781,326	2,494,509	217,491,441
Grade 5a- Watch	120,626	0	1,027,581	757,628	39,344	7,572	1,952,751
Grade 5b- OAEM	557,070	0	3,073,051	1,226,841	338,741	1,357	5,197,060
Grade 6- Substandard	945,238	428,799	1,749,135	2,743,228	142,966	19,782	6,029,148
Grade 7- Doubtful	306,852	0	0	0	0	0	306,852
Total loans	$73,146,397	$22,287,012	$106,458,342	$99,159,607	$25,373,621	$3,766,332	$330,191,311

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and nine month periods ended September 30, 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.22% for the nine months ended September 30, 2018, compared with 0.12% at December 31, 2017.

Three months ended September 30, 2018:

	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, June 30, 2018	$ 437,661	$ 938,690	$ 1,084,477	$ 445,196	$ 91,022	$ 195,651	$ 3,192,697

Charge-offs	315,792	0	43,349	0	0	6,843	365,984
Recoveries	2,184	0	0	0	0	201	2,385
Net charge-offs	313,608	0	43,349	0	0	6,642	363,599
Provisions charged to operations	225,030	342	18,936	3,018	(524)	2,198	249,000
Balance at end of period, September 30, 2018	$ 349,083	$ 939,032	$ 1,060,064	$ 448,214	$ 90,498	$ 191,207	$ 3,078,098

Nine months ended September 30, 2018:

September 30, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Charge-offs	524,620	783	43,349	6,909	0	6,844	582,505
Recoveries	9,460	0	0	0	1,200	1,811	12,471
Net charge-offs	515,160	783	43,349	6,909	(1,200)	5,033	570,034
Provisions charged to operations	539,983	(103,268)	46,818	38,649	77,738	4,580	604,500
Balance at end of period, September 30, 2018	$349,083	$939,032	$1,060,064	$448,214	$90,498	$191,207	$3,078,098

Ending balance -
Individually evaluated for impairment	$319,392	$0	$53,632	$253,824	$0	$1,604	$628,452
Collectively evaluated for impairment	29,691	939,032	1,006,432	194,390	90,498	189,603	2,449,646
Balance at end of period	$349,083	$939,032	$1,060,064	$448,214	$90,498	$191,207	$3,078,098

Loans :
Ending balance -
Individually evaluated for impairment	$931,437	$293,003	$1,615,593	$2,159,147	$345,405	$14,506	$5,359,091
Collectively evaluated for impairment	86,786,230	30,506,669	104,319,595	102,638,326	31,888,829	5,163,473	361,303,122
Balance at end of period	$87,717,667	$30,799,672	$105,935,188	$104,797,473	$32,234,234	$5,177,979	$366,662,213

At September 30, 2018, of the $5,359,091 loans that were individually evaluated for impairment, only $5,225,237 were deemed impaired.

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2017.

December 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Charge-offs	113,334	0	168,717	59,764	93,503	12,429	447,747
Recoveries	63,486	0	0	0	0	3,282	66,768
Net charge-offs	49,848	0	168,717	59,764	93,503	9,147	380,979
Provisions charged to operations	182,841	0	33,214	56,049	18,407	9,489	300,000
Balance at end of period, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Ending balance -
Individually evaluated for impairment	$44,468	$0	$57,403	$224,916	$0	$4,992	$331,779
Collectively evaluated for impairment	279,792	1,043,083	999,192	191,558	11,560	186,668	2,711,853
Balance at end of period	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Loans :
Ending balance -
Individually evaluated for impairment	$459,003	$428,799	$4,561,198	$2,448,531	$142,966	$21,815	$8,062,312
Collectively evaluated for impairment	72,687,394	21,858,213	101,897,144	96,711,076	25,230,655	3,744,517	322,128,999
Balance at end of period	$73,146,397	$22,287,012	$106,458,342	$99,159,607	$25,373,621	$3,766,332	$330,191,311

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

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of trust, retail brokerage and insurance services. Our primary market area incorporates Colquitt County, where we are headquartered, as well as Baker, Lowndes, Tift and Worth Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have six full service banking facilities and sixteen automated teller machines.

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

We believe that investing in sales and marketing in this challenging market will provide us with a competitive advantage. To that end, about seven years ago, we began expanding geographically in Valdosta, Georgia, with two full-service banking centers, and added a commercial banking center in August 2014. Continuing to expand our geographic footprint, in January 2016, a loan production office was opened in the neighboring community of Tifton, Georgia. Construction on a full-service banking center in Tifton, Georgia, was completed and opened for business in August 2018.

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the third quarter of 2018, noninterest income, at 16.6% of the Corporation’s total revenue, decreased mostly due to a net gain on the sale of securities recognized in the second quarter last year and lower income from mortgage banking services when compared with 2017.

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

The Corporation’s nonperforming assets were $2.3 million at the end of September 30, 2018, down $183 thousand compared with December 31, 2017, and down $202 thousand from the same period last year. There were $128 thousand in foreclosed assets at September 30, 2018, compared with foreclosed assets of $759 thousand at December 31, 2017, and $904 in foreclosed assets at September 30, 2017.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of September 30, 2018, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at September 30, 2018, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At September 30, 2018, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2018, total capital increased $1.3 million to $42.5 million and increased $1.4 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.24% as of September 30, 2018, and average equity-to-average asset ratio for the third quarter ending September 30, 2018, of 8.32%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ended September 30, 2018, was $1.144 million, up $192 thousand from net income of $952 thousand for the third quarter of 2017. Net interest income grew 8.8% to $4.8 million, due primarily to a $19.9 million growth in average loans resulting in a 16.9% increase in interest and fees on loans. Noninterest income increased $8 thousand compared with the third quarter last year. The lower effective tax rate also had a positive impact on the third quarter results. Partially offsetting these increases, noninterest expense increased $80 thousand and provision for loan loss increased $174 thousand.

On a per share basis, net income for the third quarter was $.45 per diluted share compared with $.37 per diluted share for the same quarter in 2017. The weighted average common diluted shares outstanding for the quarter were 2.546 million, down from 2.547 million third quarter last year.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2018	2018	2018	2017	2017
Return on average total assets	0.90%	0.91%	0.99%	0.59%	0.81%
Return on average total equity	10.74%	11.00%	11.89%	6.91%	9.26%
Average shareholders’ equity to Average total assets	8.36%	8.28%	8.33%	8.53%	8.71%
Net interest margin (tax equivalent)	4.08%	3.96%	4.05%	4.08%	4.14%

Comparison of Statements of Income for the Quarter

Total interest income increased $781 thousand to $5.64 million for the three months ended September 30, 2018, compared with the same period in 2017, reflecting an increase in interest income and fees on loans of $706 thousand. Interest on deposits in other banks increased $55 thousand when compared with the third quarter of 2017. Dividends from investment securities increased $18 thousand compared with the same period last year.

Total interest expense increased $394 thousand, or 83.5%, to $867 thousand in the third quarter of 2018 compared with the same period in 2017. Interest paid on deposits increased $349 thousand, or 124.7%, during the third quarter of 2018 due to a 25 basis point increase in rate paid on interest-bearing deposits as well as a $36.7 million increase in average interest-bearing deposit volume compared with the third quarter of 2017. During the third quarter, we completed modifications to our deposit offerings including a new interest bearing business checking account. $26.3 million in deposits were moved into that offering. Interest on total borrowings increased $45 thousand compared with the same quarter in 2017 due to a $10.2 million higher average volume of Federal Home Loan Bank Advances and a 15 basis point increase in rate paid on borrowings.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Driven by strong loan growth, net interest income improved to $4.8 million for the third quarter of 2018 compared with $4.4 million in net interest income in the 2017 third quarter. Net interest income after provision for loan losses for the third quarter of 2018 was $4.5 million compared with $4.3 million for the same period in 2017 as the third quarter provision for loan losses was up $174 thousand to $249 thousand in 2018. The Corporation’s net interest margin was 4.08% for the third quarter of 2018, down 6 basis points from the same period last year. The lower net interest margin was mostly a result of an 19 basis point increase in rate paid on interest-bearing liabilities and the decrease in tax equivalency adjustment necessitated by lower tax rates.

Noninterest income, at 16.6% of the Corporation’s total revenue for the quarter, was $977 thousand for the third quarter, up $8 thousand compared with the same period in 2017. The increase in noninterest income was primarily the result of increases in income from insurance services of $41 thousand and other income of $16 thousand compared with the third quarter of last year. Other increases included income from retail brokerage services of $5 thousand and income from trust services of $2 thousand compared with the third quarter of last year. Partially offsetting these increases were decreases in service charges on deposit accounts of $14 thousand and income from mortgage banking services of $15 thousand compared with the third quarter of 2017. Additional offsets included a $7 thousand net loss on the disposition of assets recognized in the third quarter of 2018 and a $20 thousand gain on the sale of securities recognized in the third quarter of 2017.

Noninterest expense was $4.1 million for the third quarter of 2018, an increase of $80 thousand when compared with the third quarter of 2017. The largest component of noninterest expense, salaries and employee benefits, increased $96 thousand to $2.4 million for the third quarter of 2018. Occupancy expense increased $45 thousand compared with the same period last year. Partially offsetting these increases was a $61 thousand decrease in other operating expense compared with the third quarter of 2017. This net decrease was due mostly to a $116 thousand decrease in stationery & supplies expense, professional fees, and FDIC assessment fees offset by a $61 thousand increase in telephone expense, advertising & public relations expenses, and debit card charge offs compared with the third quarter of 2017.

Comparison of Statements of Income for the Nine-month Period

Total interest income for the first nine months of 2018 increased $1.9 million to $16 million when compared with the same period in 2017, due primarily to a $1.6 million increase in interest income and fees on loans as average loans increased $28.8 million compared with the third quarter of 2017. Interest on deposits and certificates of deposit in banks also increased $231 thousand and $12 thousand, respectively, compared to the same period last year. Interest income and dividends from investment securities decreased by $22 thousand due to a $7.9 million lower average volume of investment securities when compared with the first nine months of last year.

Total interest expense for the nine-month period ended September 30, 2018, increased $863 thousand, or 64.2%, to $2.2 million compared with the same period in 2017. Interest paid on interest-bearing deposits increased $662 thousand, or 80.7%, compared with the first nine months of 2017. Interest expense on total borrowings also increased $200 thousand for the first nine months of 2018 due to $10.2 million higher average Federal Home Loan Bank advances compared with the same period last year and a 15 basis point increase in average rate paid on borrowings.

Net interest income for the first nine months of 2018 was 7.9% higher at $13.8 million compared with $12.8 million for the same period in 2017. Net interest income after provision for loan losses was $13.2 million compared with $12.6 million for the same period in 2017. The provision for loan losses was $605 thousand in the first nine months of 2018, up from $225 thousand for the same period of 2017 due to steady loan growth. Net interest margin was 4.08% for the first nine months of 2018, down 6 basis points from 4.14% for the same period last year. As mentioned for the quarter, a 22 basis point increase in average rate paid on interest bearing liabilities and the impact of the decreased tax equivalency adjustment on tax free investments contributed to the decrease in net interest margin.

For the first nine months of 2018, noninterest income was $3.03 million, down $321 thousand compared with the same period in 2017. The decrease was primarily attributed to a $187 thousand gain on the sale of securities in the first nine months of last year and a decrease in income from mortgage banking services of $153 thousand, compared to the first nine months of last year, due to the closing of our mortgage banking subsidiary in 2017. Also, income from service charges on deposit accounts and retail brokerage services decreased $50 thousand and $6 thousand, respectively, compared with the first nine months of 2017. Partially offsetting these decreases, income from insurance services, income from trust services, and other income increased $36 thousand, $14 thousand, and $22 thousand, respectively, compared with the first nine months of 2017.

Noninterest expense was $12.3 million for the third quarter of 2018, an increase of $339 thousand when compared with the third quarter of 2017. This increase was mainly attributed to increases in salary and employee benefits, occupancy expense, and other expenses in the amounts of $207 thousand, $75 thousand, and $163 thousand, respectively, compared with the first nine months of 2017. The net increase in other operating expenses was due mostly to a $239 thousand increase in telephone expense, advertising & public relations expenses, debit card charge offs, OREO expenses, and employee education & training reduced by a $113 thousand decrease in professional fees, FDIC assessment fees, charitable contributions, and stationery & supplies. Other offsets to these increases include decreases in data processing and equipment expense of $58 thousand and $48 thousand, respectively, compared with the first nine months of 2017. This decrease is primarily due to core system migration expenses incurred during 2017.

Comparison of Financial Condition Statements

At September 30, 2018, total assets were $515.4 million, a $26.3 million increase from December 31, 2017. Total loans grew $36.5 million at September 30, 2018, funded by an increase in total deposits of $29.2 million, as deposit offerings were modified and well-received in the third quarter.

Total loans increased $36.5 million, or 11%, to $366.7 million at September 30, 2018, compared with $330.2 million at December 31, 2017. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 71.1% of total assets at September 30, 2018.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 21.5% of total assets at September 30, 2018. Compared with December 31, 2017, interest-bearing deposits in other banks decreased $12.1 million and investment securities decreased $3.5 million while certificates of deposit in other banks remained flat. This resulted in an overall decrease in investments of $15.6 million since December 31, 2017.

Deposits increased to $426.2 million at the end of the third quarter of 2018, up $29.2 million from the end of 2017. The introduction of a new deposit product, the interest bearing business checking account, and the modification of deposit product offerings occurred in the second quarter of 2018. $26.3 million in deposits moved to the new interest bearing business checking account, and noninterest bearing deposits decreased $27.5 million when compared with December 31, 2017. At September 30, 2018, total deposits represented 82.7% of total assets.

Total debt decreased $4.2 million to $42.8 million when compared with the year-end 2017. Short-term borrowed funds consist of Federal Home Loan Bank advances of $12.2 million as of September 30, 2018, compared with $18.0 million at December 31, 2017. $6.2 million of short-term borrowings are short-term portions of long-term principal reducing Federal Home Loan Bank advances. The Corporation will repay the Federal Home Loan Bank long-term advances as scheduled. The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	September 30,	December 31,	September 30,
	2018	2017	2017

Advance from FHLB with a 1.259% fixed rate of interest maturing Sept. 30, 2020 (principal reducing hybrid advance with principal reductions of $1.6 million).	1,600,000	3,200,000	3,200,000

Advance from FHLB with a 1.9425% fixed rate of interest maturing Dec. 16, 2022 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	3,428,571	3,428,571	4,285,714

Advance from FHLB with a 1.419% fixed rate of interest maturing Aug. 30, 2023 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	3,428,572	4,285,715	4,285,715

Advance from FHLB with a 1.53% fixed rate of interest maturing Jan. 10, 2019.	0	1,500,000	1,500,000

Advance from FHLB with a 1.60% fixed rate of interest maturing Jul. 10, 2019.	0	1,500,000	1,500,000

Advance from FHLB with a 1.80% fixed rate of interest maturing Jul. 10, 2020.	2,000,000	2,000,000	2,000,000

Advance from FHLB with a 1.925% fixed rate of interest maturing Sept. 28, 2022 (principal reducing hybrid advance with principal reductions of $2.0 million annually).	6,000,000	8,000,000	8,000,000

Advance from FHLB with a 2.337% fixed rate of interest maturing Dec. 5, 2024 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	5,142,857	5,142,857	0
Advance from FHLB with a 3.018% fixed rate of interest maturing Sept. 17, 2021.	3,000,000	0	0
Advance from FHLB with a 3.192% fixed rate of interest maturing Sept. 20, 2023.	3,000,000	0	0
Advance from FHLB with a 3.40% fixed rate of interest maturing Sept. 20, 2025.	3,000,000	0	0
Total long-term debt	$30,600,000	$29,057,143	$24,771,429

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 0.84% of total loans outstanding at September 30, 2018, compared with 0.92% at December 31, 2017, and 0.97% at September 30, 2017. In the 2018 third quarter, net charge-offs were $364 thousand compared with net recoveries of $37 thousand in the third quarter of 2017. Management considers the allowance for loan losses as of September 30, 2018, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $2.25 million, or 0.44% of total assets, in the third quarter of 2018, down from $2.43 million, or 0.50% of total assets, at the end of 2017, and down from $2.45 million, or 0.51% of total assets in the third quarter of 2017. Nonaccrual loans were $2.1 million in the third quarter of 2018 mostly concentrated in one $750 thousand commercial customer relationship and one $333 thousand agriculture customer relationship.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	September 30, 2018	December 31, 2017
Commitments to extend credit	$32,496	$24,706
Standby letters of credit and financial guarantees	$4,476	$3,135

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

As of September 30, 2018, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 12.96%, which is 30 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements. The Corporation’s and the Bank’s risk-based capital ratios as of September 30, 2018, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
				2018	2019
				Required	Required
	Southwest			Minimum	Minimum
	Georgia	Southwest		Capital	Capital
	Financial	Georgia	For Well	Phase-in	Plus
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Guidelines	Buffer
Common Equity Tier 1 capital	12.14%	11.43%	6.50%	6.38%	7.00%
Tier 1 capital	12.14%	11.43%	8.00%	7.88%	8.50%
Total risk-based capital	12.96%	12.26%	10.00%	9.88%	10.50%
Tier 1 leverage ratio	8.89%	8.38%	5.00%	4.00%	4.00%

(1) Corporation meets the requirements of the exemption as a small bank holding company.

In September 2018, the Corporation paid a quarterly cash dividend of $0.12 per common share, the same dividend per common share paid in June 2018. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of September 30, 2018, was included in Item 8 of the form 10K , dated December 31, 2017, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

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

PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2018, and December 31, 2017; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2018, and 2017; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018, and 2017; (iv) Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017; and (v) Notes to Consolidated Financial Statements.

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

Date: November 14, 2018