Form 10-K
period 2018-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2019-03-29
CIK 315849

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[ X ]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]	Smaller reporting company [X]	Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X ]

Aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2018: $46,079,479 based on 2,029,933 shares at the price of $22.70 per share.

As of March 22, 2019, 2,545,776 shares of the $1.00 par value common stock of Southwest Georgia Financial Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the 2019 annual meeting of shareholders, to be filed with the Commission are incorporated by reference into Part III.

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

General

The Corporation is a registered bank holding company. The Bank is community-oriented and offers customary banking services such as consumer and commercial checking accounts, NOW accounts, savings accounts, certificates of deposit, lines of credit, VISA® business accounts, and money transfers. The Bank finances commercial and consumer transactions, makes secured and unsecured loans, and provides a variety of other banking services. The Bank has a Wealth Strategies division that performs corporate, pension, and personal trust services and acts as trustee, executor, and administrator for estates and as administrator or trustee of various types of employee benefit plans for corporations and other organizations. Also, the Wealth Strategies division has a securities sales department which offers full-service brokerage services through a third party service provider. The Bank’s Southwest Georgia Insurance Services Division offers property and casualty insurance, life, health, and disability insurance

Markets

The Corporation conducts banking activities in five counties in southwest and south central Georgia. Population characteristics in these counties range from rural to more metropolitan. In our most recent market, Tift County, we opened a full service banking center in August 2018. The total population of Tift County is 40,598. Our largest market is Lowndes County with a total population of 115,489 and the highest growth rate in our markets at 13.5% from 2007 to 2017. Due primarily to the location of a state university and a large air force base in Lowndes County, this market has a median age estimated at 30.1, younger than an average median age of 39.3 in the other four counties that the Bank primarily serves. These counties, Colquitt, Baker, Worth, and Tift, have an average total population of 27,542 and an average decline in population of (2.5)% from 2007 to 2017. Per capita income is approximately $20,000 in the Bank’s markets. Agriculture plays a major economic role in the Bank’s markets. Colquitt, Baker, Worth, Lowndes, and Tift Counties produce a large portion of our state’s crops, including cotton, peanuts, and a variety of vegetables.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2018, the Corporation’s deposit base, totaling $455,639,585, consisted of $103,694,910 in noninterest-bearing demand deposits (22.8% of total deposits), $222,617,030 in interest-bearing demand deposits including money market accounts (48.9% of total deposits), $31,848,588 in savings deposits (7.0% of total deposits), $81,214,376 in time deposits in amounts less than $250,000 (17.7% of total deposits), and $16,264,681 in time deposits of $250,000 or more (3.6% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank’s customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2018, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 1.3%, 75.2% and 23.5%, respectively, of the Bank’s total loan portfolio.

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

Loan Review and Nonperforming Assets

The Bank regularly requires a review of its loan portfolio to determine deficiencies and corrective action to be taken. An independent loan review is conducted by an outside third party firm on a semiannual basis with their findings being reported annually to the Board’s Loan Committee and the Audit Committee. Also, the Bank’s external auditors as well as an outside third party firm conduct independent loan review adequacy tests and their findings are reviewed annually by the Audit Committee and the Board of Directors.

Certain loans are monitored more often by the Credit Administration Department and the Loan Committee. These loans include nonaccruing loans, loans more than 90 days past due, and other loans, regardless of size, that may be considered high risk-based on factors defined within the Bank’s loan review policy.

Asset/Liability Management

The Asset/Liability Management Committee (“ALCO”) is established by the Bank’s Board of Directors and is charged with establishing policies to manage the assets and liabilities of the Bank. Its task is to manage asset growth, net interest margin, liquidity, and capital in order to maximize income and reduce interest rate risk. To meet these objectives while maintaining prudent management of risks, the ALCO manages the Bank’s overall acquisition and allocation of funds. At its quarterly meetings, the ALCO reviews and discusses the asset and liability funds budget and income and expense budget in relation to the actual composition and flow of funds; the ratio of the amount of rate sensitive assets to the amount of rate sensitive liabilities; the ratio of loan loss reserve to outstanding loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specified categories, regulatory changes, monetary policy adjustments, and the overall state of the local, state, and national economy. The Board of Directors reviews ALCO data quarterly.

Investment Policy

The Bank’s investment portfolio policy is to maximize income consistent with liquidity, asset quality, and regulatory constraints. The policy is reviewed periodically by the Board of Directors. Individual transactions, portfolio composition, and performance are reviewed and approved monthly by the Board of Directors.

Employees

The Bank had 120 full-time employees and two part-time employees at December 31, 2018. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

Competition

The banking business is highly competitive. The Bank competes with other depository institutions and other financial service organizations, including brokers, finance companies, financial technology companies, mutual funds, savings and loan associations, credit unions and certain governmental agencies. Many of these competitors have substantially greater resources than we do and offer services that we do not currently provide. Such competitors may also have greater lending limits than the Bank. In addition, nonbank competitors are generally not subject to the extensive regulations applicable to us. Price (the interest charged on loans and paid on deposits) remains a means of competition within the services industry. Use and advances in technology, such as internet and mobile banking, electronic payment processing channels, and cybersecurity are expected to have a significant impact on the competitive landscape of the financial services industry. The Bank also competes on the basis of service and convenience in providing financial services. The Bank ranks third out of twenty-one banks in a six county region (Colquitt, Baker, Worth, Lowndes, Brooks, and Tift) in deposit market share.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2018, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $2,375,242. For 2018, the Corporation’s cash dividend payout to shareholders was $1,196,332.

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

General. The Corporation is a registered bank holding company subject to regulation by the Federal Reserve under the Bank Holding Company Act of 1956, as amended (the “BHC Act”). The Corporation is required to file annual and quarterly financial information with the Federal Reserve and is subject to periodic examination by the Federal Reserve.

The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before (1) it may acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that it does not already control; (2) it or any of its non-bank subsidiaries may acquire all or substantially all of the assets of a bank; and (3) it may merge or consolidate with any other bank holding company. In addition, a bank holding company is generally prohibited from engaging in, or acquiring, direct or indirect control of the voting shares of any company engaged in non-banking activities. This prohibition does not apply to activities listed in the BHC Act or found by the Federal Reserve, by order or regulation, to be closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the activities that the Federal Reserve has determined by regulation or order to be closely related to banking are:

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

The Corporation must also register with the DBF and file periodic information with the DBF. As part of such registration, the DBF requires information with respect to the financial condition, operations, management and intercompany relationships of the Corporation and the Bank and related matters. The DBF may also require such other information as is necessary to keep itself informed concerning compliance with Georgia law and the regulations and orders issued thereunder by the DBF have been complied with, and the DBF may examine the Corporation and the Bank.

The Corporation is an “affiliate” of the Bank under the Federal Reserve Act of 1913 (the “Federal Reserve Act”), which imposes certain restrictions on (1) loans by the Bank to the Corporation, (2) investments in the stock or securities of the Corporation by the Bank, (3) the Bank taking the stock or securities of an “affiliate” as collateral for loans by the Bank to a borrower, and (4) the purchase of assets from the Corporation by the Bank. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

The Bank is regularly examined by the FDIC. As a state banking association organized under Georgia law, the Bank is subject to the supervision of and the regular examination of the DBF. Both the FDIC and the DBF must grant prior approval of any merger, consolidation or other corporation reorganization involving the Bank.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was enacted in 2010, and resulted in sweeping changes in the regulation of financial institutions aimed at strengthening the sound operation of the financial services sector. In 2017, both the House of Representatives and the Senate introduced legislation that would repeal or modify provisions of the Dodd-Frank Act and significantly impact financial services regulation. In May 2018, certain provisions of these bills were signed into law as part of the Economic Growth, Regulatory Relief and Consumer Protection Act (the “Economic Growth Act”) and repealed or modified significant portions of the Dodd-Frank Act. Specifically, the Economic Growth Act delayed implementation of rules related to the Home Mortgage Disclosure Act, reformed and simplified certain Volcker Rule requirements, and raised the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion. While recent federal legislation, including the Economic Growth Act, has scaled back portions of the Dodd-Frank Act, uncertainty about the timing and scope of such changes, as well as the cost of complying with a new regulatory regime, remains.

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

In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework applicable to all depository institutions, bank holding companies with total consolidated assets of a certain threshold, and all savings and loan holding companies except for those that are substantially engaged in insurance underwriting or commercial activities (collectively, “banking organizations”). The rules implement the December 2010 framework proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III”, for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.

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

The Basel III Capital Rules became effective for the Bank on January 1, 2015, subject to a phase-in period ending January 1, 2019, but are not applicable to bank holding companies, like the Corporation, with less than $1 billion in total consolidated assets that meet certain criteria.

The Basel III Capital Rules require the Bank to maintain;

•	a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer”;
•	a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6%, plus the 2.5% capital conservation buffer (which is added to the 6% Tier 1 capital ratio effectively resulting in a minimum Tier 1 capital ratio of 8.5%);
•	a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8%, plus the 2.5% capital conservation buffer (which is added to the 8% Total capital ratio effectively resulting in a minimum Total capital ratio of 10.5%); and
•	a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

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

As of December 31, 2018, the Bank was “well-capitalized” under current regulations.

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

As of December 31, 2018, the Bank met all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis.

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

The Economic Growth Act mandated the federal banking regulators, through notice and comment rulemaking, to develop an “off-ramp” exempting certain banking organizations with less than $10.0 billion in consolidated assets and a low-risk profile from generally applicable leverage capital and risk-based capital requirements if such banking organization maintained a leverage ratio to be set by the federal banking regulators (the “Community Bank Leverage Ratio”). The Economic Growth Act requires the federal banking regulators to set the Community Bank Leverage Ratio between 8% and 10%. On November 21, 2018, the federal banking regulators proposed a rule to implement Section 201 of the Economic Growth Act. The proposed rule would set the Community Bank Leverage Ratio at 9%. To date, the proposed rule implementing Section 201 of the Economic Growth Act has not been finalized.

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

The CFPB and FDIC have authority to prevent unfair, deceptive or abusive practices in connection with offering consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits states’ attorneys general to enforce compliance with both state and federal laws and regulations.

Volcker Rule. The Dodd-Frank Act amended the BHC Act to require the federal bank regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule”. The Volcker Rule and the final rules adopted by the Federal Reserve thereunder, do not have a material effect on the Corporation and the Bank, as we do not engage in businesses prohibited by the Volcker Rule. In the future, the Corporation may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule.

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

Fair Value. The Corporation’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by U.S. generally accepted accounting principles (“GAAP”) “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).”  Although management believes its processes for determining the value of these assets use appropriate factors and allow the Corporation to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

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

Executive Officers of the Corporation and the Bank

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation and the Bank and their ages, positions, and terms of office as of March 29, 2019, are as follows:

Name (Age)	Principal Position	Executive Officer Since

DeWitt Drew	President and Chief Executive Officer of the	1999
(62)	Corporation and Bank

Donna S. Lott (43)	Executive Vice President and Chief Administrative Officer of the Corporation and Bank and Cashier of the Bank	2008

Jeffery E. Hanson	Executive Vice President and Chief Banking Officer	2011
(53)	of the Corporation and Bank

Danny E. Singley	Executive Vice President and Chief Credit Officer of	2002
(64)	the Bank

Karen T. Boyd	Senior Vice President and Treasurer of the Corporation	2010
(50)	and Senior Vice President and Controller of the Bank

Jeffrey (Jud) Moritz	Executive Vice President of the Bank and Valdosta	2011
(42)	Region President

Ross K. Dekle	Executive Vice President of the Bank and Moultrie	2011
(37)	Region President

Gregory P. Costin	Senior Vice President of the Bank	2012
(43)

Pamela J. Yeager	Senior Vice President of the Bank	2015
(50)

Chad J. Carpenter	Senior Vice President of the Bank and Tifton	2015
(44)	Region President

Leslie W. Green	Senior Vice President of the Bank	2018
(44)

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

Ms. Lott became Chief Administrative Officer in 2018 and Executive Vice President of the Corporation and the Bank in 2017. She is also Cashier of the Bank. Previously, she served as Senior Vice President of the Bank since 2014. Prior to that, she served as Vice President of the Bank since 2008 and Assistant Vice President of the Bank since 2007.

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

Mr. Moritz became Executive Vice President of the Bank in 2018. Previously, he was appointed as Senior Vice President of the Bank and Valdosta Region President in 2011. Prior to that, he was employed by Park Avenue Bank in Valdosta, Georgia, for five years and Regions Bank for five years.

Mr. Dekle became Executive Vice President of the Bank in 2018. Previously, he was appointed Senior Vice President of the Bank and Moultrie Region President in 2014. Prior to that, he served as Vice President of the Bank since 2011 and, prior to that, Assistant Vice President of the Bank since 2007.

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

Mr. Carpenter became Senior Vice President of the Bank and Tifton Region President in 2015. Previously, he was employed by BB&T in Tifton, Georgia, for 15 years where he most recently held the position of Area President for the communities of Tifton, Valdosta and Douglas.

Ms. Green became Senior Vice President of the Bank in 2018. Previously, she served as Vice President of the Bank since 2017. Prior to that, she was employed for 4 years with Thomas County Federal Savings and Loan in Thomasville, Georgia.

Table 1 - Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2018, 2017, and 2016, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

	Year Ended December 31, 2018
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$9,944	$—	—%

Earning assets:
Interest-bearing deposits with banks	25,951	485	1.87%
Loans, net (a) (b) (c)	346,761	18,782	5.42%
Certificates of deposit in other banks	2,019	48	2.38%
Taxable investment securities held to maturity and available for sale	54,088	1,363	2.52%
Nontaxable investment securities held to maturity (c)	36,364	1,204	3.31%
Nontaxable investment securities available for sale (c)	7,375	236	3.20%
Other investment securities	2,356	144	6.11%

Total earning assets	474,914	$22,262	4.69%
Premises and equipment	13,763
Other assets	11,874

Total assets	$510,495

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$112,768	$—	—%

Interest-bearing liabilities:
Interest bearing business checking	21,334	85	0.40%
NOW accounts	18,807	70	0.37%
Money market deposit accounts	147,395	1,030	0.70%
Savings deposits	32,082	124	0.39%
Time deposits	87,539	1,075	1.23%
Federal funds purchased	42	1	2.38%
Other borrowings	44,654	937	2.10%

Total interest-bearing liabilities	351,853	3,322	0.94%
Other liabilities	3,795

Total liabilities	468,416

Common stock	2,823
Surplus	11,075
Retained earnings	32,322
Less treasury stock	(4,141)

Total shareholders’ equity	42,079

Total liabilities and shareholders’ equity	$510,495

Net interest income and margin		$18,940	3.99%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of approximately $1,062 million.
(c)	Reflects taxable equivalent adjustments using a tax rate of 21%.

	Year Ended December 31, 2017
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$8,701	$—	—%

Earning assets:
Interest-bearing deposits with banks	18,104	195	1.08%
Loans, net (a) (b) (c)	314,559	16,345	5.20%
Certificates of deposit in other banks	1,477	35	2.37%
Taxable investment securities held to maturity and available for sale	53,036	1,285	2.42%
Nontaxable investment securities held to maturity (c)	45,286	1,713	3.78%
Nontaxable investment securities available for sale (c)	7,260	287	3.95%
Other investment securities	2,150	103	4.79%

Total earning assets	441,872	$19,963	4.52%
Premises and equipment	11,835
Other assets	11,035

Total assets	$473,433

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$130,252	$—	—%

Interest-bearing liabilities:
NOW accounts	20,606	40	0.19%
Money market deposit accounts	129,313	381	0.29%
Savings deposits	30,448	82	0.27%
Time deposits	79,832	652	0.82%
Federal funds purchased	80	1	1.25%
Other borrowings	38,293	747	1.95%

Total interest-bearing liabilities	298,572	1,903	0.64%
Other liabilities	4,157

Total liabilities	432,981

Common stock	4,294
Surplus	31,702
Retained earnings	30,587
Less treasury stock	(26,121)

Total shareholders’ equity	40,462

Total liabilities and shareholders’ equity	$473,443

Net interest income and margin		$18,060	4.09%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of approximately $965 thousand.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

	Year Ended December 31, 2016
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$7,479	$—	—%

Earning assets:
Interest-bearing deposits with banks	19,759	103	0.52%
Loans, net (a) (b) (c)	277,908	14,863	5.35%
Certificates of deposit in other banks	17	0	0.00%
Taxable investment securitie held to maturity and available for sale	47,620	1,168	2.45%
Nontaxable investment securities held to maturity (c)	51,151	1,888	3.69%
Nontaxable investment securities available for sale (c)	3,696	151	4.09%
Other investment securities	1,941	92	4.74%

Total earning assets	402,092	$18,265	4.54%
Premises and equipment	11,355
Other assets	10,155

Total assets	$431,081

LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$113,122	$—	—%

Interest-bearing liabilities:
NOW accounts	17,623	30	0.17%
Money market deposit accounts	112,434	285	0.25%
Savings deposits	29,621	50	0.17%
Time deposits	80,204	570	0.71%
Federal funds purchased	1	0	0.00%
Other borrowings	35,861	677	1.89%

Total interest-bearing liabilities	275,744	1,612	0.58%
Other liabilities	3,845

Total liabilities	392,711

Common stock	4,294
Surplus	31,702
Retained earnings	28,489
Less treasury stock	(26,115)

Total shareholders’ equity	38,370

Total liabilities and shareholders’ equity	$431,081

Net interest income and margin		$16,653	4.14%

(a)	Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.
(b)	Interest income includes loan fees of approximately $1,045 million.
(c)	Reflects taxable equivalent adjustments using a tax rate of 34%.

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

				Due To Changes In (a)
	2018	2017	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$485	$195	$290	$108	$182
Loans, net (b)	18,782	16,345	2,437	1,723	714
Certificates of deposit in other banks	48	35	13	13	0
Taxable investment securities held to maturity and available for sale	1,363	1,285	78	26	52
Nontaxable investment securities held to maturity (b)	1,204	1,713	(509)	(311)	(198)
Nontaxable investment securities available for sale (b)	236	287	(51)	5	(56)
Other investment securities	144	103	41	11	30
Total interest income	22,262	19,963	2,299	1,575	724

Interest paid on:
Interest bearing business checking	85	0	85	67	18
NOW accounts	70	40	30	(3)	33
Money market deposit accounts	1,030	381	649	60	589
Savings deposits	124	82	42	4	38
Time deposits	1,075	652	423	68	355
Federal funds purchased	1	1	0	0	0
Other borrowings	937	747	190	130	60
Total interest expense	3,322	1,903	1,419	326	1,093

Net interest earnings	$18,940	$18,060	$880	$1,249	$(369)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 21% for 2018 and 34% for 2017 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

				Due To Changes In (a)
	2017	2016	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$195	$103	$92	$(8)	$100
Loans, net (b)	16,345	14,863	1,482	1,889	(407)
Certificates of deposit in other banks	35	0	35	18	17
Taxable investment securities held to maturity and available for sale	1,285	1,168	117	131	(14)
Nontaxable investment securities held to maturity (b)	1,713	1,888	(175)	(224)	49
Nontaxable investment securities available for sale (b)	287	151	136	141	(5)
Other investment securities	103	92	11	10	1
Total interest income	19,963	18,265	1,698	1,957	(259)

Interest paid on:
NOW accounts	40	30	10	6	4
Money market deposit accounts	381	285	96	46	50
Savings deposits	82	50	32	1	31
Time deposits	652	570	82	(3)	85
Federal funds purchased	1	0	1	0	1
Other borrowings	747	677	70	47	23
Total interest expense	1,903	1,612	291	97	194

Net interest earnings	$18,060	$16,653	$1,407	$1,860	$(453)

(a)	Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.
(b)	Reflects taxable equivalent adjustments using a tax rate of 34% for 2017 and 2016 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Securities held to maturity:
State and municipal	$30,583	$41,447	$50,436
Residential mortgage-backed	6,244	3,144	4,167
Total securities held to maturity	$36,827	$44,591	$54,603

Securities available for sale:
U.S. government treasuries	$955	$968	$962
U.S. government agencies	45,207	43,860	40,985
State and municipal	7,378	7,574	6,453
Residential mortgage-backed	4,774	1,862	2,529
Corporate notes	0	0	2,524
Equity securities	0	100	112
Total securities available for sale	$58,314	$54,364	$53,565

At December 31, 2018, the total investment portfolio decreased to $95,140,650, down $3,813,832, compared with $98,954,482 at December 31, 2017. The decrease in the portfolio resulted in various maturities and calls totaling $11,475,000, sales of $2,879,000, and residential mortgage-backed securities principal paydowns of $1,572,462. The sales were U.S. government agency securities categorized as available for sale. These transactions resulted in a net loss of $165,369. Partially offsetting these maturities, calls, and sales were purchases of $13,399,926 of U.S. government agency securities, residential mortgage-backed securities, and municipal securities.

The following table shows the contractual maturities of debt securities at December 31, 2018, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 21% tax rate) of such securities. Mortgage-backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancing and other early payoffs.

	MATURITY
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt Securities:
U.S. government treasuries	$0	0%	$0	0%	$955	2.25%	$0	0%
U.S. government agencies	2,125	1.34%	27,162	2.65%	15,920	2.30%	0	0%
State and municipal	6,483	3.06%	15,189	3.22%	11,841	3.23%	4,447	3.39%
Residential mortgage-backed	0	0%	208	3.19%	3,288	3.18%	7,523	3.09%

Total	$8,608	2.64%	$42,559	2.86%	$32,004	2.73%	$11,970	3.21%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2018 and 2017, securities carried at approximately $59,182,556 and $71,520,817, respectively, were pledged to secure public and trust deposits as required by law. At December 31, 2018, approximately $4,400,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2018 and 2017, no securities were pledged to secure our Federal Home Loan Bank advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Commercial, financial and agricultural	$88,403	$73,146	$70,999	$58,173	$47,861
Real estate:
Construction loans	24,891	22,287	25,999	19,831	12,257
Commercial mortgage loans	123,477	106,458	91,733	85,777	76,916
Residential loans	103,348	99,160	83,271	67,969	69,305
Agricultural loans	31,562	25,374	16,580	15,620	14,996
Consumer & other	5,086	3,767	3,961	3,435	3,091
Total loans	376,767	330,192	292,543	250,805	224,426
Less:
Unearned interest and discount	17	18	19	19	26
Allowance for loan losses	3,429	3,044	3,124	3,032	3,114
Net loans	$373,321	$327,130	$289,400	$247,754	$221,286

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2018.

Commercial, Financial, Agricultural and Construction
(Dollars in thousands)
Distribution of loans which are due:
In one year or less	$32,388
After one year but within five years	57,432
After five years	23,474
Total	$113,294

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2018.

	Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
	(Dollars in thousands)
Commercial, financial, agricultural and construction	$77,458	$3,448	$80,906

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

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Total	Foreclosed Assets
	(Dollars in thousands)

December 31, 2018	$1,205	$0	$7	$1,212	$$128
December 31, 2017	$1,675	$0	$4	$1,679	$$759
December 31, 2016	$246	$0	$914	$1,160	$$127
December 31, 2015	$1,546	$1	$2,290	$3,837	$$82
December 31, 2014	$786	$0	$215	$1,001	$$274
December 31, 2013	$913	$0	$256	$1,169	$$406

In 2018, nonaccrual loans decreased due to settlement, payment, or restructuring. Items in foreclosed assets includes one commercial real estate property totaling $90,000, and one residential real estate property totaling $37,605.

The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Watch, Other Assets Especially Mentioned (“OAEM”), Substandard or Doubtful are listed on the Bank’s “watchlist.” Management monitors these loans closely and reviews their performance on a regular basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are fully charged off. In addition, the Bank maintains a listing of “classified loans”, of which some loans may be potential problem loans, consisting of Substandard and Doubtful loans which totaled $5,781,368 at December 31, 2018. Potential problem loans are loans other than nonaccruals, past-dues and troubled debt restructured loans which management has doubt as to the borrower’s ability to comply with the present loan repayment terms.

Management closely monitors the watchlist for signs of deterioration to mitigate the growth in nonaccrual loans. At December 31, 2018, watchlist loans, inclusive of the “classified loans”, totaled $14,223,035, of which $9,866,653 are not considered impaired. See Note 3 of the Corporation’s Notes to Consolidated Financial Statements for further discussion on classification of potential problem loans.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)

Average loans outstanding	$349,938	$317,724	$281,006	$235,939	$223,295

Amount of allowance for loan losses at beginning of period	$3,044	$3,124	$3,032	$3,114	$3,078

Amount of loans charged off during period:
Commercial, financial and agricultural	548	113	103	264	37
Real estate:
Construction	1	0	0	0	121
Commercial	43	169	0	0	0
Residential	7	60	4	33	158
Agricultural	0	94	0	0	0
Consumer & other	7	12	9	22	26

Total loans charged off	606	448	116	319	342

Amount of recoveries during period:
Commercial, financial and agricultural	12	64	28	42	12
Real estate:
Construction	0	0	0	0	0
Commercial	1	0	0	0	0
Residential	0	0	17	22	30
Agricultural	147	0	0	0	0
Consumer & other	2	4	3	32	6

Total loans recovered	162	68	48	96	48

Net loans charged off during period	444	380	68	223	294
Additions to allowance for loan losses charged to operating expense during period	829	300	160	141	330

Amount of allowance for loan losses at end of period	$3,429	$3,044	$3,124	$3,032	$3,114

Ratio of net charge-offs during period to average loans outstanding for the period	.13%	.12%	.02%	.09%	.13%

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

	December 31, 2018		December 31, 2017		December 31, 2016
Category	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$402	23.5%	$324	22.2%	$191	24.3%
Real estate:
Construction	1,043	6.6%	1,043	6.8%	1,043	8.9%
Commercial	1,210	32.8%	1,057	32.2%	1,192	31.3%
Residential	459	27.4%	416	30.0%	420	28.5%
Agricultural	109	8.4%	12	7.7%	87	5.7%
Consumer & other	206	1.3%	192	1.1%	191	1.3%

Total	$3,429	100.0%	$3,044	100.0%	$3,124	100.0%

	December 31, 2015		December 31, 2014
Category	Allocation	% of Total Loans	Allocation	% of Total Loans
	(Dollars in thousands)
Commercial, financial and agricultural	$145	23.2%	$300	21.3%
Real estate:
Construction	1,043	7.9%	1,043	5.4%
Commercial	1,192	34.2%	1,192	34.3%
Residential	382	27.1%	313	30.9%
Agricultural	86	6.2%	86	6.7%
Consumer & other	184	1.4%	180	1.4%

Total	$3,032	100.0%	$3,114	100.0%

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

	Year Ended December 31,
	2018	2017	2016
	(Dollars in thousands)
Noninterest-bearing demand deposits	$112,767	$130,252	$113,122

Interest bearing business checking	21,335	—	—
NOW accounts	18,807	20,606	17,623
Money market deposit accounts	147,395	129,313	112,435
Savings	32,082	30,448	29,621
Time deposits	87,539	79,832	80,204

Total interest-bearing deposits	307,158	260,199	239,883

Total average deposits	$419,925	$390,451	$353,005

 The maturity of certificates of deposit of $100,000 or more as of December 31, 2018, are presented below.

(Dollars in thousands)

3 months or less	$7,079
Over 3 months through 6 months	9,189
Over 6 months through 12 months	27,217
Over 12 months	16,018

Total outstanding certificates of deposit of $100,000 or more	$59,503

Table 6 - Return on Equity and Assets

Certain financial ratios are presented below.

	Year Ended December 31,
	2018	2017	2016

Return on average assets	0.91%	0.80%	0.94%

Return on average equity	11.04%	9.41%	10.51%

Dividend payout (dividends paid divided by net income)	25.74%	29.44%	26.53%

Average equity to average assets	8.24%	8.55%	8.90%

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

•         the Corporation’s ability to maintain profitability;

•         the Corporation’s ability to raise capital;

•         the Corporation’s ability to maintain liquidity or access other sources of funding;

•         changes in the cost and availability of funding;

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

•         changes in technology;

•         the impact of the Dodd-Frank Act and related regulations and other changes in financial services laws and regulations or failures to comply with such laws and regulations;

•         changes in regulatory capital and other requirements;

•         changes in monetary policy;

•    losses due to fraudulent and negligent conduct of customers, third party service providers or employees;

•         the costs and effects of litigation, examinations, investigations, or similar matters, or adverse facts and developments related thereto;

•         possible regulatory or judicial proceedings, board resolutions, informal memorandums of understanding or formal enforcement actions imposed by regulators;

•         the Corporation’s reliance on third parties to provide key components of our business infrastructure and services required to operate our business;

•         acquisitions or dispositions of assets or internal restructuring that may be pursued by the Corporation;

•         deteriorating conditions in the stock market, the public debt market and other capital markets;

•         changes in or application of environmental and other laws and regulations to which the Corporation is subject;

•         political, legal and local economic conditions and developments;

•         the Corporation’s lack of geographic diversification;

•         changes in commodity prices and interest rates;

•         the Corporation’s accounting and reporting policies;

•         the Corporation’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedure;

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

The Corporation’s ability to raise capital will depend on conditions in the capital markets, which are outside of our control, and on the Corporation’s financial performance. Accordingly, there is no guarantee that the Corporation will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

Capital resources and liquidity are essential to the Corporation’s businesses and it relies on external sources to finance a significant portion of its operations.

Liquidity is essential to the Corporation’s businesses. We depend on access to a variety of sources of funding to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, and to accommodate the transaction and cash management needs of our customers. Sources of funding available to us, and upon which we rely as regular components of our liquidity and funding management strategy, include traditional and brokered deposits, inter-bank borrowings, Federal Funds purchased, repurchase agreements and Federal Home Loan Bank advances. We may also raise funds from time to time in the form of either short-or long-term borrowings or equity issuances. The Corporation’s capital resources and liquidity could be negatively impacted by disruptions in its ability to access these sources of funding. The cost of brokered and other out-of-market deposits and potential future regulatory limits on the interest rate we pay for brokered deposits could make them unattractive sources of funding. Further, factors that we cannot control, such as disruption of the financial markets or negative views about the financial services industry generally, could impair our ability to access sources of funds. Other financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally and there may not be a viable market for raising short or long-term debt or equity capital. In addition, our ability to raise funding could be impaired if lenders develop a negative perception of our long-term or short-term financial prospects. Such negative perceptions could be developed if the Corporation is downgraded or put on (or remains on) negative watch by the rating agencies, suffers a decline in the level of its business activity or regulatory authorities take significant action against it, among other reasons.

Among other things, if we fail to remain “well-capitalized” for bank regulatory purposes, because we do not qualify under the minimum capital standards or the FDIC otherwise downgrades our capital category, it could affect customer confidence, our ability to grow, our costs of funds and FDIC insurance costs, our ability to pay dividends on common stock, and our ability to make acquisitions, and we would not be able to accept brokered deposits without prior FDIC approval. To be “well-capitalized”, a bank must generally maintain a common equity Tier 1 capital ratio of 6.5%, Tier 1 leverage capital ratio of 5%, Tier 1 risk-based capital ratio of 8% and total risk-based capital ratio of 10%. In addition, our regulators may require us to maintain higher capital levels. Our failure to remain “well-capitalized” or to maintain any higher capital requirements imposed on us could negatively affect our business, results of operations and financial condition.

If the Corporation is unable to raise funding using the methods described above, it would likely need to finance or liquidate unencumbered assets to meet maturing liabilities. The Corporation may be unable to sell some of its assets, or it may have to sell assets at a discount from market value, either of which could adversely affect its results of operations and financial condition.

In addition, the Corporation is a legal entity separate and distinct from the Bank and depends on subsidiary service fees and dividends from the Bank to fund its payment of dividends to its shareholders and of interest and principal on its outstanding debt. The Bank is also subject to other laws that authorize regulatory authorities to prohibit or reduce the flow of funds from the Bank to the Corporation. Any inability of the Corporation to pay its obligations, or need to defer the payment of any such obligations, could have a material adverse effect on our business, operations, financial condition, and the value of our common stock.

The Corporation’s construction and land development loans are subject to unique risks that could adversely affect earnings.

The Corporation’s construction and land development loan portfolio was $24.9 million at December 31, 2018, comprising 6.6% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis which could result in a sharp increase in our total net charge-offs and require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

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

The Corporation’s reported financial results depend on the accounting and reporting policies of the Corporation, the application of which requires significant assumptions, estimates and judgments.

The Corporation’s accounting and reporting policies are fundamental to the methods by which we record and report our financial condition and results of operations. The Corporation’s management must make significant assumptions and estimates and exercise significant judgment in selecting and applying many of these accounting and reporting policies so they comply with GAAP and reflect management’s judgment of the most appropriate manner to report the Corporation’s financial condition and results. In some cases, management must select a policy from two or more alternatives, any of which may be reasonable under the circumstances, which may result in the Corporation reporting materially different results than would have been reported under a different alternative.

If the Corporation’s allowance for loan losses is not sufficient to cover actual loan losses, earnings would decrease.

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation’s operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2018, the Corporation recorded an allowance for possible loan losses of $3.43 million, compared with $3.04 million for the year ended December 31, 2017. If these assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio.

The Corporation may be subject to losses due to fraudulent and negligent conduct of the Bank’s loan customers, third party service providers and employees.

When the Bank makes loans to individuals or entities, they rely upon information supplied by borrowers and other third parties, including information contained in the applicant’s loan application, property appraisal reports, title information and the borrower’s net worth, liquidity and cash flow information.  While they attempt to verify information provided through available sources, they cannot be certain all such information is correct or complete.  The Bank’s reliance on incorrect or incomplete information could have a material adverse effect on the Corporation’s profitability or financial condition.

We rely on third parties to provide key components of our business infrastructure.

Third parties provide key components of our business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, internet connections and network access. While we have selected these third party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect our ability to deliver products and services to our customers and otherwise conduct our business. Financial or operational difficulties of a third party vendor could also hurt our operations if those difficulties interfere with the vendor's ability to serve us. Furthermore, our vendors could also be sources of operational and information security risk to us, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third party vendors could also create significant delay and expense. Accordingly, use of such third parties creates an unavoidable inherent risk to our business operations.

Technology difficulties or failures or cyber security breaches of our network security could have a material adverse effect on the Corporation.

The Corporation depends upon data processing, software, and communication and information exchange on a variety of computing platforms and networks. The computer platforms and network infrastructure we use could be vulnerable to unforeseen hardware and cyber security issues. The Corporation cannot be certain that all of its systems are entirely free from vulnerability to cyber-attack or other technological difficulties or failures. The Corporation relies on the services of a variety of vendors to meet its data processing and communication needs. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could subject us to additional regulatory scrutiny, damage our reputation, result in a loss of customers and expose us to claims from customers. Any of these results could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. Although we have security measures designed to mitigate the possibility of break-ins, breaches and other disruptive problems, including firewalls and penetration testing, there can be no assurance that such security measures will be effective in preventing such problems.

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

The Corporation’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including DeWitt Drew, President and Chief Executive Officer; Donna S. Lott, Executive Vice President and Chief Administrative Officer`; Jeffery E. Hanson, Executive Vice President and Chief Banking Officer; Danny E. Singley, Executive Vice President and Chief Credit Officer; and Karen T. Boyd, Senior Vice President & Treasurer, could have a material adverse effect on the Corporation’s business, financial condition, and results of operations or liquidity.

Competition from financial institutions and other financial service providers may adversely affect the Corporation.

The banking business is highly competitive, and the Corporation experiences competition in its markets from other depository institutions and other financial service organizations, including brokers, finance companies, financial technology companies, mutual funds, savings and loan associations, credit unions and certain governmental agencies. The Corporation competes with these other financial institutions in attracting deposits and in making loans. Many of its competitors are well-established, larger financial institutions that are able to operate profitably with a narrower net interest margin and have a more diverse revenue base. The Corporation may face a competitive disadvantage as a result of its smaller size, lack of geographic diversification and inability to spread costs across broader markets. There can be no assurance that the Corporation will be able to compete effectively in its markets. Furthermore, developments increasing the nature or level of competition could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity.

In addition, technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts or mutual funds. Consumers can also complete transactions such as paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries could result in the loss of fee income, as well as the loss of customer deposits, which could have a material impact on our financial condition and results of operations.

The Corporation may not have the resources to effectively implement new technology, or we may experience operational challenges when implementing new technology.

The financial services industry is changing rapidly, and to remain competitive, we must continue to enhance and improve the functionality and features of our products, services and technologies. In addition to better serving our customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, at least in part, upon our ability to respond to future technological changes and the ability to address the needs of our customers. We address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations as we continue to grow and expand our products and service offerings. We may experience operational challenges as we implement these new technology enhancements or products, which could result in our not fully realizing the anticipated benefits from such new technology or require us to incur significant costs to remedy any such challenges in a timely manner. In addition, complications during a conversion of our core technology platform or implementation or upgrade of any software could negatively impact the experiences or satisfaction of our customers, which could cause those customers to terminate their relationship with us or reduce the amount of business that they do with us, either of which could adversely affect our business, financial condition or results of operations.

Many of our larger competitors have substantially greater resources to invest in technological improvements. Third parties upon which we rely for our technology needs may not be able to cost-effectively develop systems that will enable us to keep pace with such developments. As a result, our competitors may be able to offer additional or superior products compared to those that we will be able to provide, which would put us at a competitive disadvantage. We may lose customers seeking new technology-driven products and services to the extent we are unable to provide such products and services. The inability to keep pace with technological change could adversely affect our business, financial condition and results of operations.

The short-term and long-term impact of the changing regulatory capital requirements is uncertain.

The Basel III Capital Rules established a common equity Tier 1 minimum capital requirement of 4.5%, a higher minimum Tier 1 capital to risk-weighted assets requirement of 6% and Total capital to risk-weighted assets of 8%. In addition, to be considered “well-capitalized”, the rules include a common equity Tier 1 capital requirement of 6.5% or greater and a higher Tier 1 capital to risk-weighted assets requirement of 8% or greater. Moreover, the rules limit a banking organization’s capital distributions and certain discretionary bonus payments if such banking organization does not hold a “capital conservation buffer” consisting of a 2.5% of common equity Tier 1 capital in addition to the 4.5% minimum common equity Tier 1 requirement and the other amounts necessary to meet the minimum risk-based capital requirements.

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

We face a risk of noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, USA Patriot Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. Federal bank regulatory agencies and state bank regulators also have begun to focus on compliance with Bank Secrecy Act and anti-money laundering regulations. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which would negatively impact our business, financial condition and results of operations.

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

Changes in monetary policy, laws and regulations or failures to comply with such laws and regulations could adversely affect the Corporation.

Federal monetary policy, particularly as implemented through the Federal Reserve, significantly affects credit conditions for the Corporation, and any unfavorable change in these conditions could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. Further, the Corporation and the banking industry are subject to extensive regulation and supervision under federal and state laws and regulations. The restrictions imposed by such laws and regulations limit the manner in which the Corporation conducts its banking business, undertakes new investments and activities and obtains financing. These regulations are designed primarily for the protection of the deposit insurance funds and consumers and not to benefit holders of the Corporation’s securities. Financial institution regulation has been the subject of significant legislation in recent years and may be the subject of further significant legislation in the future, none of which is in the control of the Corporation. Significant new laws or changes in, or repeals of, existing laws could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. See Part I, Item 1, “Supervision and Regulation.”

In 2017, both chambers of Congress proposed comprehensive financial regulatory reform bills that would amend the Dodd-Frank Act and that could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict. In May 2018, certain provisions of these bills were signed into law as part of the Economic Growth Act and repealed or modified significant portions of the Dodd-Frank Act. Specifically, the Economic Growth Act delayed implementation of rules related to the Home Mortgage Disclosure Act, reformed and simplified certain Volcker Rule requirements, and raised the threshold for applying enhanced prudential standards to bank holding companies with total consolidated assets equal to or greater than $50 billion to those with total consolidated assets equal to or greater than $250 billion. While recent federal legislation, including the Economic Growth Act, has scaled back portions of the Dodd-Frank Act, uncertainty about the timing and scope of such changes, as well as the cost of complying with a new regulatory regime, remains and enactment of any other regulatory relief is uncertain and none of which may lead to a meaningful reduction of our regulatory burden and attendant costs. See Part I, Item 1, “Supervision and Regulation.”

Federal and state regulators have the ability to impose or request that we consent to substantial sanctions, restrictions and requirements on the Bank if they determine, upon examination or otherwise, violations of laws, rules or regulations with which we or the Bank must comply, or weaknesses or failures with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include directors’ resolutions, memoranda of understanding, cease and desist or consent orders, civil money penalties and termination of deposit insurance and bank closures. Enforcement actions may be taken regardless of the capital level of the institution. In particular, institutions that are not sufficiently capitalized in accordance with regulatory standards may also face capital directives or prompt corrective action. Enforcement actions may require certain corrective steps (including staff additions or changes), impose limits on activities (such as lending, deposit taking, acquisitions or branching), prescribe lending parameters (such as loan types, volumes and terms) and require additional capital to be raised, any of which could adversely affect our financial condition and results of operations. Enforcement actions, including the imposition of monetary penalties, may have a material impact on our financial condition or results of operations, and damage to our reputation, and loss of our holding company status. In addition, compliance with any such action could distract management’s attention from our operations, cause us to incur significant expenses, restrict us from engaging in potentially profitable activities, and limit our ability to raise capital. Closure of the Bank would result in a total loss of shareholder investment.

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

Name	Address	Square Feet

Main Office	201 First Street, SE, Moultrie, GA 31768	22,000
Old Operations Center	11 Second Avenue, SW, Moultrie, GA 31768	5,000
SGB Wealth Strategies Office	25 Second Avenue, SW, Moultrie, GA 31768	9,400
Administrative Services	205 Second Street, SE, Moultrie, GA 31768	15,000
Southwest Georgia Ins. Services	501 South Main Street, Moultrie, GA 31768	5,600
Baker County Branch	168 Georgia Highway 91, Newton, GA 39870	4,400
Sylvester Branch	300 North Main Street, Sylvester, GA 31791	12,000
North Valdosta Branch	3500 North Valdosta Road, Valdosta, GA 31602	5,900
Valdosta Commercial Banking Center	3520 North Valdosta Road, Valdosta, GA 31602	10,700
Baytree Branch	1404 Baytree Road, Valdosta, GA 31602	3,000
Tifton Branch	205 East Eighth Street, Tifton, GA 31794	9,000

All of the buildings and land, which include parking and drive-thru teller facilities, are owned by the Bank.  Additionally, we have deployed nine In-Lobby teller machines throughout our footprint and replaced the traditional drive-up automated teller machines (ATM) with ATMs that will take deposits.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, the Corporation and the Bank are subject to regulatory examinations and investigations. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Corporation’s common stock trades on the NYSE American LLC under the symbol “SGB”. The closing price on December 31, 2018, was $20.28. As of December 31, 2018, there were 382 record holders of the Corporation’s common stock. Also, there were approximately 625 additional shareholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation’s common stock were $0.47 per share in 2018 and $0.44 per share in 2017. Our dividend policy objective is to pay out a portion of earnings in dividends to our shareholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation’s Board of Directors after consideration of various factors, which include the Corporation’s financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount of dividends that can be paid without regulatory approval. See Part I, Item 1, “Business – Payment of Dividends.” The Corporation and its predecessors have paid cash dividends for the past ninety consecutive years.

Share Repurchases

The table below summarizes the number of shares of our common stock that were repurchased during the three months ended December 31, 2018 on behalf of the 2013 Omnibus Incentive Plan Restricted Stock Awards.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans	[Maximum Number/Approximate Dollar Value] of Shares That May Still Be Purchased under the Plan
October 31, 2018	815	21.7100	815	119,914
November 30, 2018	6,129	22.9529	6,129	113,785
December 31, 2018	6,372	23.1732	6,372	107,413
Total	13,316	22.9823	13,316

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2018, with respect to shares of common stock of the Corporation that may be issued under the Key Individual Stock Option Plan, the Directors and Executive Officers Stock Purchase Plan, and the 2013 Omnibus Incentive Plan. No additional option shares can be granted under the Key Individual Stock Option Plan. During 2018, 13,316 shares of restricted stock were issued under the 2013 Omnibus Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity compensation plans approved by shareholders(1)	0	$0.00	317,754
Equity compensation plans not approved by shareholders(2)	0	0.00	0
Total	0	$0.00	317,754

(1) The Key Individual Stock Option Plan, the Directors and Executive Officers Stock Purchase Plan, and the 2013 Omnibus Incentive Plan.

(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three years.

Performance Graph

The following graph compares the cumulative total shareholder return of the Corporation’s common stock with SNL’s Southeast Bank Index, SNL Bank $500M - $1B Index, the S&P 500 Index and the NASDAQ Composite Index. SNL’s Southeast Bank Index is a compilation of the total return to shareholders over the past five years of a group of 74 banks located in the southeastern states of Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The SNL Bank $500M - $1B Index is a compilation of the total return to shareholders over the past five years of a group of 36 banks in the United States with assets between $500 million and $1 billion. The comparison assumes $100 was invested January 1, 2013, and that all semi-annual and quarterly dividends were reinvested each period. The comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2012.

The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Corporation’s common stock.

Total Return Performance
Southwest Georgia Financial Corporation
SNL Bank $500M-$1B Index
SNL Southeast Bank Index
S&P 500 Index
NASDAQ Composite Index
Index Value
250
200
150
100
50
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18

		Period Ending
Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Southwest Georgia Financial Corporation	100.00	127.09	144.90	186.54	228.80	197.50
SNL Bank $500M - $1B Index	100.00	109.71	123.83	167.20	203.98	196.88
SNL Southeast Bank Index	100.00	112.63	110.87	147.18	182.06	150.42
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Corporation is a full-service community bank holding company headquartered in Moultrie, Georgia. The community of Moultrie has been served by the Bank since 1928. We provide comprehensive financial services to consumer, business and governmental customers, which, in addition to conventional banking products, include a full range of trust, retail brokerage and insurance services. In December 2017, the Bank dissolved its commercial mortgage banking services subsidiary, Empire Financial Services. Our primary market area incorporates Colquitt County, where we are headquartered, as well as Baker, Worth, Lowndes, and Tift Counties, each contiguous with Colquitt County, and the surrounding counties of southwest Georgia. We have six full service banking facilities each with a deposit automation teller machine, and nine In-Lobby teller machines throughout the six branches.

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

We believe that investing in sales and marketing in our markets and geographic expansion will provide us with a competitive advantage. To that end, about seven years ago, we began expanding geographically in Valdosta, Georgia, with two full-service banking centers, and added a commercial banking center in August 2014. Continuing to expand our geographic footprint, a loan production office was opened in the neighboring community of Tifton, Georgia, in January 2016. The loan production office was closed upon completion of a new full-service banking center in Tifton, Georgia, that was opened in August 2018. We focus on our customers and believe that our strategic positioning, strong balance sheet and capital levels position us to sustain our franchise, capture market share and build customer loyalty.

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In 2018, noninterest income, at 16.1% of the Corporation’s total revenue, decreased mostly due to lower income from mortgage banking services when compared with 2017.

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

At the end of 2018, the Corporation’s nonperforming assets decreased to $1.33 million from $2.43 million at December 31, 2017, due to decreases of $470 thousand in nonaccrual loans and a decrease of $631 thousand in foreclosed assets when compared to the end of 2017.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of December 31, 2018, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary.

There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Corporation’s Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

For the year ended December 31, 2018, net income was $4.65 million, up $840 thousand from net income of $3.81 million for 2017. The increase in net income is primarily due to the lower income tax rates based on the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) resulting in a $951 thousand decrease to the provision for income taxes. Net interest income for 2018 increased $1.33 million to $18.57 million due primarily to a $2.46 million increase in interest income and fees on loans compared with last year. Growth in net interest income more than offset the $804 thousand increase in noninterest expense due mostly to higher employee, advertising, telephone, and depreciation expenses related to the Tifton and Valdosta expansions. Provision for loan losses increased $530 thousand when compared to 2017, which reflected our strong loan growth. Noninterest income also decreased $106 thousand mainly due to lower income from mortgage banking services. Net income was $1.83 per diluted share for 2018 compared with a net income of $1.49 per diluted share for 2017.

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

We measure our performance on selected key ratios, which are provided in the following table:

	2018	2017	2016
Return on average total assets	0.91%	0.80%	0.94%
Return on average shareholders’ equity	11.04%	9.41%	10.51%
Average shareholders’ equity to average total assets	8.24%	8.55%	8.90%
Net interest margin (tax equivalent)	3.99%	4.09%	4.14%

Net Interest Income

Net interest income after provision for loan losses increased $798 thousand, or 4.71%, to $17.74 million for 2018 when compared with 2017. Total interest income increased $2.75 million which more than offset an increase in total interest expense of $1.42 million. The Corporation recognized a $830 thousand provision for loan losses in 2018, a $530 thousand increase compared with $300 thousand in 2017. Interest income and fees on loans increased $2.46 million when compared with 2017 resulting from growth in average loans of $32.2 million. Also, interest income on investment securities decreased by $18 thousand mainly due to a decrease in average investment securities volume of $7.5 million compared with 2017. Interest on deposits in other banks also increased $290 thousand compared with the same period last year. Partially offsetting these increases in net interest income, interest paid on deposits increased $1.23 million to $2.38 million and interest paid on total borrowings increased by $190 thousand when compared with the prior year. The average rate paid on average time deposits of $87.5 million increased 41 basis points when compared with 2017. These rate increases were primarily driven by rising rates in our markets.

Net interest income after provision for loan losses increased $1.30 million, or 8.3%, to $16.94 million for 2017 when compared with 2016. Total interest income increased $1.73 million which more than offset an increase in total interest expense of $290 thousand. The Corporation recognized a $300 thousand provision for loan losses in 2017, a $140 thousand increase compared with $160 thousand in 2016. Interest income and fees on loans increased $1.50 million when compared with 2016 resulting from growth in average loans of $36.7 million. Also, interest income on investment securities increased $104 thousand mainly due to an increase in average investment securities volume of $3.3 million compared with 2016. Interest on deposits in other banks also increased $92 thousand compared with the same period last year. Partially offsetting these increases in net interest income, interest paid on deposits increased $218 thousand to $1.15 million and interest paid on total borrowings increased by $72 thousand when compared with the prior year. The average rate paid on average time deposits of $79.8 million increased 11 basis points when compared with 2016.

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets.

Net interest margin decreased 10 basis points to 3.99% for 2018 when compared with 2017. The decrease in net interest margin was attributed to a decrease in the tax equivalency adjustment to our tax-free bond portfolio necessitated by lower tax rates as well as increased volume and rate paid on interest bearing liabilities of 33 basis points while the rate earned on earning assets for the year decreased by 17 basis points. Net interest margin was 4.09% for 2017, a 5 basis point decrease from 4.14% in 2016.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

	2018		2017		2016
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$1,015	1.0%	$1,005	(7.5)%	$1,086	(3.1)%
Income from trust services	235	7.3	219	4.3	210	(14.3)
Income from retail brokerage services	399	10.2	362	5.9	342	(18.8)
Income from insurance services	1,604	5.3	1,523	3.0	1,478	7.7
Income from mortgage banking services	2	(98.7)	155	(56.2)	354	11.3
Gain (loss) on the sale or disposition of assets	(80)	NM	(9)	NM	38	72.7
Gain (loss) on the sale of securities	(165)	NM	187	10.7	169	NM
Gain on extinguishment of debt	318	NM	0	NM	0	NM
Other income	879	1.0	870	11.3	782	3.4

Total noninterest income	$4,207	(2.5)%	$4,312	(3.3)%	$4,459	4.7%

*NM = not meaningful

For 2018, noninterest income was $4.21 million, down from $4.31 million in the same period of 2017. The decrease was primarily attributed to a decline in income from mortgage banking services of $153 thousand compared with 2017. Commercial mortgage banking fees from Empire ceased as the entity was dissolved in late 2017. A loss on the disposition of assets of $80 thousand was recognized in 2018 compared with a loss of $9 thousand in 2017. A loss on the sale of securities of $165 thousand was recognized in 2018 compared with a gain of $187 thousand in 2017. These decreases were offset by increases in income from insurance services, income from retail brokerage services, income from trust services, service charges on deposit accounts, and other income of $80 thousand, $37 thousand, $16 thousand, $10 thousand, and $9 thousand, respectively, when compared with 2017. The Corporation also recognized a $318 thousand gain on the extinguishment of debt in 2018 compared with a $0 gain recognized in 2017.

For 2017, noninterest income was $4.31 million, down from $4.46 million in the same period of 2016. The decrease was primarily attributed to a decline in income from mortgage banking services of $199 thousand compared with 2016. Commercial mortgage banking fees from Empire ceased as the entity was dissolved in late 2017. Service charges on deposit accounts also decreased $81 thousand compared with 2016. A loss on the disposition of assets of $9 thousand was recognized in 2017 compared with a gain of $38 thousand in 2016. These decreases were partially offset by increases in other income, income from insurance services and income from retail brokerage services of $88 thousand, $45 thousand, and $20 thousand, respectively, when compared with 2016. Gain on the sale of securities increased $18 thousand to $187 thousand compared with 2016. Also, income from trust services increased $9 thousand compared with 2016.

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

	2018		2017		2016
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$9,725	5.1%	$9,251	5.5%	$8,766	10.8%
Occupancy expense	1,195	6.3	1,124	(1.4)	1,140	1.7
Equipment expense	933	9.8	850	(1.3)	861	(6.7)
Data processing expense	1,445	(4.5)	1,513	10.6	1,368	11.8
Amortization of intangible assets	16	0.0	16	0.0	16	0.0
Other operating expenses	3,320	8.0	3,075	11.3	2,763	(2.4)

Total noninterest expense	$16,634	5.1%	$15,829	6.1%	$14,914	6.3%

Noninterest expense increased $804 thousand to $16.6 million in 2018 compared with the same period in 2017. Salaries and employee benefits increased $474 thousand when compared with 2017 as a result of staffing expansion in the Tifton and Valdosta markets and greater incentive based income. Other operating expense increased $245 thousand compared with 2017 due primarily to higher telephone expense, advertising expense, and employee training expenses also related to expansion in the Tifton and Valdosta markets. Occupancy expense increased $71 thousand and equipment expense increased $83 thousand compared with 2017 primarily due to additional depreciation expense on the new bank building and equipment in Tifton. Data processing expense decreased $68 thousand compared with 2017 largely related to the front-end core processor migration expenses incurred in 2017.

For 2017, noninterest expense increased $915 thousand to $15.83 million compared with the same period in 2016. Salaries and employee benefits increased $485 thousand when compared with 2016 as a result of staffing expansion in the Tifton and Valdosta markets and greater incentive based income. Data processing expense also increased $146 thousand compared with 2016 largely related to the core processor migration as well. Partially offsetting these increases were decreases in occupancy and equipment expense of $16 thousand and $11 thousand, respectively, compared with 2016.

The efficiency ratio, (noninterest expense divided by total noninterest income plus tax equivalent net interest income), a measure of productivity, increased to 71.9% for 2018 when compared with 70.8% for 2017 and 70.6% for year ending 2016. The efficiency ratio increased slightly during 2018 due to increased operating expenses as we expanded into the Tifton, Georgia market, increased interest expense as we paid higher rates on interest bearing deposit accounts, and the tax equivalent adjustment on tax-free loans and investment securities declined due to the reduction in the corporate income tax rate from 34% to 21%. The improvement in the efficiency ratio for 2017 resulted from the large growth in interest income when compared with 2016.

Income Tax Expense

The Corporation had an expense of $668 thousand for income taxes in 2018 compared with an expense of $1.62 million in 2017 and $1.15 million for the year ending December 31, 2016. These amounts resulted in an effective tax rate of 12.6%, 29.8%, and 22.2%, for 2018, 2017, and 2016, respectively. See Note 10 of the Corporation’s Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are our primary source of income.

Total average assets increased $37.1 million to $510.5 million in 2018 compared with 2017. The increase in total average assets is primarily attributable to an increase in average loans of $32.2 million. Average investment securities decreased by $7.5 million to $100.2 million while interest-bearing deposits with other banks increased by $7.8 million. The Corporation’s earning assets, which include loans, investment securities, certificates of deposit with other banks and interest-bearing deposits with banks, averaged $474.9 million in 2018, a 7.5% increase from $441.9 million in 2017. The average volume for total deposits increased $29.5 million mostly due to an increase in new interest-bearing business account deposits of $21.3 million and time deposit accounts of $7.7 million compared with the prior year. For 2018, average earning assets were comprised of 73% loans, 21% investment securities, and 6% deposit balances with banks. The ratio of average earning assets to average total assets decreased slightly to 93.0% for 2018 compared with 93.3% for 2017.

Loans

Loans are one of the Corporation’s largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2018, average net loans represented 73% of average earning assets and 68% of average total assets.

The composition of the Corporation’s loan portfolio at December 31, 2018, 2017, and 2016 was as follows:

	2018		2017		2016
	(Dollars in thousands)
Category	Amount	% Change	Amount	% Change	Amount	% Change

Commercial, financial, and agricultural	$88,403	20.9%	$73,146	3.0%	$70,999	22.1%
Real estate:
Construction	24,891	11.7	22,287	(14.3)	25,999	31.1
Commercial	123,477	16.0	106,458	16.1	91,733	6.9
Residential	103,348	4.2	99,160	19.1	83,271	22.5
Agricultural	31,562	24.4	25,374	53.0	16,580	6.2
Consumer & other	5,086	35.0	3,767	(4.9)	3,961	15.3
Total loans	$376,767	14.1	$330,192	12.9	$292,543	16.6
Unearned interest and discount	(17)	(5.6)	(18)	5.3	(19)	0.0
Allowance for loan losses	(3,429)	12.6	(3,044)	2.6	(3,124)	3.0
Net loans	$373,321	14.1%	$327,130	13.0%	$289,400	16.8%

Total year-end balances of loans increased $46.6 million while average total loans increased $32.2 million in 2018 compared with 2017. Construction, commercial, residential, and agricultural real estate loan categories as well as commercial, financial, agricultural, consumer, and other loans experienced growth in 2018. The ratio of total loans to total deposits at year end decreased to 82.7% in 2018 compared with 83.2% in 2017. The loan portfolio mix at December 31, 2018 consisted of 6.6% loans secured by construction real estate, 32.8% loans secured by commercial real estate, 27.4% of loans secured by residential real estate, and 8.4% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 23.5% and installment loans to individuals for consumer purposes of 1.3%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation’s loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2018.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on non-accruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $3.429 million, or 0.9% of total loans outstanding, as of December 31, 2018. This level represented an $385 thousand increase from the corresponding 2017 year-end amount, which was also .9% of total loans outstanding.

There was a provision for loan losses of $830 thousand in 2018 compared with a provision for loan losses of $300 thousand in 2017. See Part I, Item 1, “Table 4 – Loan Portfolio” for details of the changes in the allowance for loan losses.

Investment Securities

The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income for excess liquidity that is not needed for loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment. The Corporation’s investment securities represent 18.1% of our assets. The portfolio includes 48% of U.S. government agency securities, 40% state, county and municipal securities, 12% of U.S. government sponsored pass-thru residential mortgage-backed securities, and 1% of U.S. government treasury securities.

The following table summarizes the contractual maturity of investment securities at their carrying values as of December 31, 2018:

Amounts Maturing In:	Securities Available for Sale	Securities Held to Maturity	Total
	(Dollars in thousands)
One year or less	$2,125	$6,483	$8,608
After one through five years	29,674	12,885	42,559
After five through ten years	20,968	11,035	32,003
After ten years	5,547	6,424	11,971
Total investment securities	$58,314	$36,827	$95,141

At December 31, 2018, the total investment portfolio decreased $3.9 million, down to $95.1 million, compared with $99.0 million at December 31, 2017. The decrease was mainly due to calls and maturities of $11.5 million of municipal securities and U.S. government agency securities as well as residential mortgage-backed securities principal paydowns of $1.6 million. Additionally, we sold $2.9 million of available for sale U.S. government agency securities resulting in a net loss of $165 thousand. Partially offsetting these calls, maturities and sales were purchases of $13.4 million of U.S. government agency securities, municipal securities, and residential mortgage-backed securities.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, other-than-temporarily impaired preferred stock, and property acquired by foreclosure. The level of nonperforming assets decreased $1.1 million at December 31, 2018 compared with December 31, 2017. Nonaccrual loans decreased $470 thousand compared with 2017, and foreclosed assets decreased $630 thousand compared with 2017. Nonperforming assets were approximately $1.3 million, or 0.25% of total assets as of December 31, 2018, compared with $2.4 million, or 0.50% of total assets at December 31, 2017.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2018, average deposits increased from $390.5 million in 2017 to $419.9 million. This average deposit growth occurred primarily in new interest-bearing business checking accounts and money market deposits while noninterest-bearing accounts remained flat. As of December 31, 2018, the Corporation’s balance of certificates of deposit of $250,000 or more decreased to $16.3 million from $22.7 million at the end of 2017.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2018, the Corporation borrowed $12 million in fixed rate credit advances, $5 million in daily rate credit, repaid $16.8 million of the fixed-rate and daily rate advances, and made annual installment payments of $6.2 million on five principal reducing credit advances from the Federal Home Loan Bank. The Corporation also and made additional payments of $9.1 million for the early retirement of two principal reducing credit advances from the Federal Home Loan Bank and recognized a gain of $318 thousand. During 2019, we expect to make annual installment payments totaling $3.6 million on principal reducing credit advances and payoff other advances of approximately $8 million. Total long-term advances with the Federal Home Loan Bank were $21.2 million at December 31, 2018. Details on the Federal Home Loan Bank advances are presented in Notes 7 and 8 of the Corporation’s Consolidated Financial Statements.

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

The Consolidated Statement of Cash Flows details the Corporation’s cash flows from operating, investing, and financing activities. During 2018, operating and financing activities provided cash flows of $48.6 million, while investing activities used $47.2 million resulting in an increase in cash and cash equivalents balances of $1.4 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Bank’s deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less time deposits of $250,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 96.4% of total deposits on December 31, 2018 and 94.3% of total deposits on December 31, 2017.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss. The Bank had $8.6 million of investment securities maturing within one year or less on December 31, 2018, which represented 9.0% of the investment debt securities portfolio. Also, the Bank has $3.5 million of U.S. government agency securities callable at the option of the issuer within one year and approximately $1.9 million of expected annual cash flow in principal reductions from payments of mortgage-backed securities.

During 2018 and 2017, no U.S. government agency securities with call features were called. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations.

Contractual Obligations

The chart below shows the Corporation’s contractual obligations and its scheduled future cash payments under those obligations as of December 31, 2018.

The majority of the Corporation’s outstanding contractual obligations are long-term debt. The remaining contractual are comprised of purchase obligations for data processing services and a rental agreement for our loan production office in Tifton, Georgia. We have no capital lease obligations.

	Payments Due by Period
	(Dollars in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt	$21,171	$0	$12,314	$5,857	$3,000
Operating leases	10	5	5	0	0
Total contractual obligations	$21,181	$5	$12,319	$5,857	$3,000

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

Financial instruments whose contract amounts represent credit risk:	2018	2017
	(Dollars in thousands)
Commitments to extend credit	$39,418	$24,706
Standby letters of credit	$4,343	$3,135

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 8.24% in 2018 and 8.55% in 2017. At December 31, 2018, we were well in excess of all applicable minimum capital requirements under the guidelines with a common equity Tier 1 capital ratio of 11.97%, Tier I risk-based capital ratio of 11.97%, Total risk-based capital ratio of 12.87%, and a leverage ratio of 8.62%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios at December 31, 2018 and 2017 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

	Southwest Georgia Financial Corporation		Southwest Georgia Bank
Risk-Based Capital Ratios	2018	2017	2018	2017	Minimum Regulatory Guidelines	Minimum For Well Capitalized

Common Equity Tier 1	11.97%	12.74%	11.44%	12.02%	4.50%	≥ 6.50%
Tier I capital	11.97%	12.74%	11.44%	12.02%	6.00%	≥ 8.00%
Total risk-based capital	12.87%	13.65%	12.34%	12.93%	8.00%	≥ 10.00%
Leverage	8.62%	8.79%	8.24%	8.29%	4.00%	≥ 5.00%

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2018. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

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

March 29, 2019

TJS Deemer Dana LLP

tjsdd.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Georgia Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiary (the Company) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dublin, Georgia
March 29, 2019

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

	2018	2017

ASSETS

Cash and due from banks	$14,050,682	$11,143,494
Interest-bearing deposits in other banks	21,448,110	22,994,927
Cash and cash equivalents	35,498,792	34,138,421

Certificates of deposit in other banks	2,732,000	1,985,000
Investment securities available for sale, at fair value	58,313,577	54,263,261
Investment securities to be held to maturity (fair value
approximates $37,010,327 and $45,147,800)	36,827,073	44,590,841
Federal Home Loan Bank stock, at cost	1,820,300	2,438,200
Loans, net of allowance for loan losses of $3,428,869 and
$3,043,632	373,321,368	327,129,758
Premises and equipment, net	14,573,974	12,249,518
Bank property held for sale	0	211,500
Foreclosed assets, net	127,605	758,878
Intangible assets	3,907	19,532
Bank owned life insurance	6,779,242	6,553,318
Other assets	4,835,329	4,734,148

Total assets	$534,833,167	$489,072,375

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits:
Interest bearing business checking	$28,070,871	$0
NOW accounts	35,816,115	25,871,273
Money market	158,730,044	129,040,471
Savings	31,848,588	30,793,864
Certificates of deposit $250,000 and over	16,264,681	22,662,235
Other time accounts	81,214,376	60,969,445

Total interest-bearing deposits	351,944,675	269,337,288
Noninterest-bearing deposits	103,694,910	127,668,471

Total deposits	455,639,585	397,005,759

Short-term borrowed funds	10,457,143	17,971,429
Long-term debt	21,171,429	29,057,143
Other liabilities	3,946,066	3,895,058

Total liabilities	491,214,223	447,929,389

Shareholders’ equity:
Common stock – $1 par value, 5,000,000 shares authorized,
2,545,776 shares and 4,293,835 shares issued for 2018 and 2017	2,545,776	4,293,835
Additional paid-in capital	18,418,995	31,701,533
Retained earnings	24,841,569	33,020,030
Accumulated other comprehensive loss	(2,187,396)	(1,629,619)
Treasury stock, at cost, 0 shares for 2018 and 1,752,330 for 2017	(0)	(26,242,793)

Total shareholders’ equity	43,618,944	41,142,986

Total liabilities and shareholders’ equity	$534,833,167	$489,072,375

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2018, 2017, and 2016

	2018	2017	2016
Interest income:
Interest and fees on loans	$18,762,728	$16,299,091	$14,796,649
Interest on debt securities: Taxable	1,363,123	1,286,473	1,170,259
Interest on debt securities: Tax-exempt	1,090,871	1,228,479	1,253,064
Dividends	144,856	102,360	89,840
Interest on deposits in other banks	484,724	195,032	103,244
Interest on certificates of deposit in other banks	47,870	34,879	52
Total interest income	21,894,172	19,146,314	17,413,108

Interest expense:
Deposits	2,383,524	1,153,609	935,291
Federal funds purchased	1,097	1,068	10
Other short-term borrowings	395,989	224,144	103,567
Long-term debt	541,804	523,344	573,225
Total interest expense	3,322,414	1,902,165	1,612,093

Net interest income	18,571,758	17,244,149	15,801,015

Provision for loan losses	829,500	300,000	160,000
Net interest income after provision
for loan losses	17,742,258	16,944,149	15,641,015

Noninterest income:
Service charges on deposit accounts	1,015,498	1,005,270	1,086,268
Income from trust services	234,649	218,657	209,755
Income from brokerage services	399,278	362,416	342,051
Income from insurance services	1,603,557	1,523,309	1,477,663
Income from mortgage banking services	2,475	155,053	354,627
Net gain (loss) on sale or disposition of assets	(79,529)	(9,022)	38,165
Net gain (loss) on sale of securities	(165,369)	186,610	168,919
Net gain on extinguishment of debt	317,832	0	0
Other income	878,340	870,229	781,811
Total noninterest income	4,206,731	4,312,522	4,459,259

Noninterest expense:
Salaries and employee benefits	9,724,826	9,250,777	8,765,865
Occupancy expense	1,194,552	1,124,028	1,140,600
Equipment expense	933,485	850,376	860,935
Data processing expense	1,445,215	1,513,630	1,367,569
Amortization of intangible assets	15,625	15,625	15,625
Other operating expenses	3,319,751	3,074,843	2,763,227
Total noninterest expenses	16,633,454	15,829,279	14,913,821

Income before income taxes	5,315,535	5,427,392	5,186,453
Provision for income taxes	668,416	1,619,900	1,152,476
Net income	$4,647,119	$3,807,492	$4,033,977

Basic earnings per share:
Net income	$1.83	$1.49	$1.58
Weighted average shares outstanding	2,545,565	2,547,421	2,547,778
Diluted earnings per share:
Net income	$1.83	$1.49	$1.58
Weighted average shares outstanding	2,545,565	2,547,422	2,547,778

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the years ended December 31, 2018, 2017, and 2016

	2018	2017	2016

Net income	$4,647,119	$3,807,492	$4,033,977
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities
available for sale	(830,815)	326,684	(704,188)
Reclassification adjustment for (gain) loss realized
in income on securities available for sale	165,369	(186,610)	(144,034)
Unrealized gain (loss) on pension plan benefits	(40,601)	503,167	(110,306)
Federal income tax (benefit) expense	(148,270)	486,869	(325,900)
Other comprehensive income (loss), net of tax	(557,777)	156,372	(632,628)
Total comprehensive income	$4,089,342	$3,963,864	$3,401,349

See accompanying notes to consolidated financial statements.

 SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

for the years ended December 31, 2018, 2017, and 2016

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at Dec. 31, 2015	$4,293,835	$31,701,533	$27,369,480	$(1,153,363)	$(26,113,795)	$36,097,690
Net Income	—	—	4,033,977	—	—	4,033,977
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(559,826)	—	(559,826)
Changes in net loss on pension plan benefits	—	—	—	(72,802)	—	(72,802)
Cash dividend declared $.42 per share	—	—	(1,070,047)	—	—	(1,070,047)
Purchase of 400 shares of treasury stock	—	—	—	—	(6,658)	(6,658)
Balance at Dec. 31, 2016	4,293,835	31,701,533	30,333,410	(1,785,991)	(26,120,453)	38,422,334
Net Income	—	—	3,807,492	—	—	3,807,492
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	93,675	—	93,675
Changes in net gain on pension plan benefits	—	—	—	62,697	—	62,697
Cash dividend declared $.44 per share	—	—	(1,120,872)	—	—	(1,120,872)
Purchase of 5,932 shares of treasury stock	—	—	—	—	(122,340)	(122,340)
Balance at Dec. 31, 2017	$4,293,835	$31,701,533	$33,020,030	$(1,629,619)	$(26,242,793)	$41,142,986
Adjustment to correct immaterial misstatement of deferred compensation expense and cash surrender value in prior periods			(128,647)			(128,647)
Net Income	—	—	4,647,119	—	—	4,647,119
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(525,702)	—	(525,702)
Changes in net gain on pension plan benefits	—	—	—	(32,075)	—	(32,075)
Cash dividend declared $.47 per share	—	—	(1,196,332)	—	—	(1,196,332)
Purchase of 13,316 shares of treasury stock					(306,032)	(306,032)
Issue of restricted stock awards		(306,032)			306,032
Stock-based compensation	—	17,627	—	—	—	17,627
Retirement of treasury stock	(1,748,059)	(12,994,133)	(11,500,601)	—	26,242,793	—
Balance at Dec. 31, 2018	$2,545,776	$18,418,995	$24,841,569	$(2,187,396)	$0	$43,618,944

See accompanying notes to consolidated financial statements.

 SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2018, 2017, and 2016

Cash flows from operating activities:	2018	2017	2016
Net income	$4,647,119	$3,807,492	$4,033,977
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	829,500	300,000	160,000
Depreciation	1,036,986	881,000	923,578
Net amortization of investment securities	356,101	396,899	309,185
Income on cash surrender value of bank owned life insurance	(147,824)	(133,398)	(125,290)
Amortization of intangibles	15,625	15,625	15,625
Disposal of fixed assets to charitable expense	0	13,045	0
Loss (gain) on sale/writedown of foreclosed assets	(17,974)	8,892	0
Net loss (gain) on disposal of fixed assets	753	1,594	(36,701)
Net loss (gain) on sale of securities	165,369	(186,610)	(168,919)
Net loss on disposal of bank property held for sale	96,750	0	0
Net gain on extinguishment of debt	(317,832)	0	0
Stock-based compensation	17,627	0	0
Change in:
Other assets	71,733	489,903	(253,894)
Other liabilities	(193,157)	288,505	324,142
Net cash provided by operating activities	6,560,776	5,882,947	5,181,703

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	12,252,434	10,070,453	5,952,271
Proceeds from calls, paydowns and maturities of securities AFS	795,028	635,818	10,354,337
Proceeds from Federal Home Loan Bank Stock repurchase	1,164,500	705,100	413,700
Proceeds from sale of securities available for sale	2,879,000	5,741,211	11,933,634
Proceeds from sale of securities held to maturity	0	0	576,834
Proceeds from maturity of certificates of deposit in other banks	0	0	245,000
Purchase of securities held to maturity	(4,637,047)	(265,000)	(478,559)
Purchase of securities available for sale	(8,762,879)	(7,039,139)	(25,129,827)
Purchase of Federal Home Loan Bank Stock	(546,600)	(1,269,100)	(418,700)
Purchase certificates of deposit in other banks	(747,000)	(1,985,000)	0
Net change in loans	(47,511,765)	(38,895,975)	(41,850,494)
Purchase bank owned life insurance	0	(1,063,237)	0
Purchase of premises and equipment	(3,382,015)	(1,955,067)	(1,455,043)
Proceeds from sales of fixed assets and foreclosed assets	1,131,894	233,553	304,825
Proceeds from the sale of bank property held for sale	114,750	0	0
Net cash used by investing activities	(47,249,700)	(35,086,383)	(39,552,022)

Cash flows from financing activities:
Net change in deposits	58,633,827	25,512,772	32,477,143
Payment of short-term portion of long-term debt	(22,971,429)	(13,447,619)	(7,590,476)
Payments for early retirement of long-term debt	(9,110,739)	0	0
Proceeds from issuance of short-term debt	8,000,000	7,857,143	857,143
Proceeds from issuance of long-term debt	9,000,000	18,142,857	5,142,857
Cash dividends paid	(1,196,332)	(1,120,872)	(1,070,047)
Payments for treasury stock	(306,032)	(122,340)	(6,658)
Net cash provided by financing activities	42,049,295	36,821,941	29,809,962

Increase (decrease) in cash and cash equivalents	1,360,371	7,618,505	(4,560,357)
Cash and cash equivalents - beginning of period	34,138,421	26,519,916	31,080,273
Cash and cash equivalents - end of period	$35,498,792	$34,138,421	$26,519,916

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	2018	2017	2016
CASH PAID DURING THE YEAR FOR:
Income taxes	$365,000	$895,000	$964,000
Interest paid	$3,246,847	$1,881,924	$1,600,593
NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$503,655	$903,842	$44,963
Unrealized gain (loss) on securities AFS	$(665,446)	$140,074	$(848,222)
Unrealized gain (loss) on pension plan benefits	$(40,601)	$503,167	$(110,306)
Net reclass between short and long-term debt	$7,457,143	$15,114,286	$7,590,476
Sale of fixed assets through loans	$13,000	$0	$0
Sale of foreclosed properties through loans	$0	$38,000	$0
Property moved from fixed assets to property held for sale	$0	$0	$211,500
Retirement of treasury stock	$26,242,793	$0	$0

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $61,822 at December 31, 2018.

Investment Securities

Investment securities that management has the positive intent and ability to hold to maturity are classified as “held to maturity” and recorded at amortized cost. Securities not classified as held to maturity or trading are classified as available for sale and recorded at fair value with unrealized gains and losses (net of tax effect) reported in other comprehensive income.

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

Bank Property Held for Sale

In 2016, the Bank’s former branch in Pavo, Georgia, was transferred from premises to bank property held for sale and depreciation was discontinued. The property was booked at the lower of cost or market value based on the current appraisal of $211,500. On November 30, 2018, the Corporation sold this property and recorded a loss in the amount of $96,750.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no valuation allowance for foreclosed asset losses at December 31, 2018. Foreclosed assets totaled $127,605 at December 31, 2018, down from $758,878 at December 31, 2017.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles will fully amortize in March 2019.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At December 31, 2018 and 2017, the policies had a value of $6,779,242 and $6,553,318, respectively, and were 15.5% and 15.9%, respectively, of shareholders’ equity. These values are within regulatory guidelines.

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

The Corporation recognizes penalties related to income tax matters in income tax expense.  The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax period ending December 31, 2016 and subsequent years.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2018, 2017, and 2016 were $264,269, $192,016, and $173,595, respectively.

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

As of December 31, 2018, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since December 31, 2018, that management believes has changed the Bank’s status as “well-capitalized.” The capital ratios of the Corporation and Bank are presented in Note 15 of the Corporation’s Notes to Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. On June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which introduced an expected credit loss methodology for the impairment of financial assets measured at amortized cost basis. That methodology replaces the probable, incurred loss model for those assets. The amendments in ASU No. 2018-19 align the implementation date for nonpublic entities’ annual financial statements with the implementation date for their interim financial statements and clarify the scope of the guidance in the amendments in Update 2016-13. The amendments also clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Instead, impairment of receivables arising from operating leases should be accounted for in accordance with Topic 842, Leases. The adoption of ASU 2018-19 is not expected to have a material impact on the Corporation’s consolidated financial statements.

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

2. INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized costs of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$982,044	$0	$27,474	$954,570
U.S. government agency securities	45,823,595	264,567	881,157	45,207,005
State and municipal securities	7,394,278	30,579	46,922	7,377,935
Residential mortgage-backed securities	4,769,668	21,579	17,180	4,774,067

Total debt securities AFS	$58,969,585	$316,725	$972,733	$58,313,577

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$979,983	$0	$12,213	$967,770
U.S. government agency securities	43,978,023	580,366	698,299	43,860,090
State and municipal securities	7,482,912	129,231	38,454	7,573,689
Residential mortgage-backed securities	1,812,905	51,651	2,844	1,861,712

Total debt securities AFS	$54,253,823	$761,248	$751,810	$54,263,261

Securities Held to Maturity:

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$30,582,785	$208,480	$67,434	$30,723,831
Residential mortgage-backed securities	6,244,288	49,490	7,282	6,286,496

Total securities HTM	$36,827,073	$257,970	$74,716	$37,010,327

December 31, 2017	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$41,447,092	$527,632	$48,083	$41,926,641
Residential mortgage-backed securities	3,143,749	77,542	132	3,221,159

Total securities HTM	$44,590,841	$605,174	$48,215	$45,147,800

At December 31, 2018, securities with a carrying value of $59,182,556 and a market value of $58,502,416 were pledged as collateral for public deposits and other purposes as required by law. Of these amounts, approximately $4,400,000 was over pledged and could be released if necessary for liquidity needs. At December 31, 2017, securities with a carrying value of $71,520,817 and a market value of $71,648,073 were pledged as collateral for public deposits and other purposes as required by law.

At December 31, 2018 and 2017, we had both 1 – 4 family and multifamily mortgage loans pledged to secure Federal Home Loan Bank (“FHLB”) advances. The FHLB requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2018, this stock investment was $1,820,300.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation’s shareholders’ equity at December 31, 2018.

The amortized cost and estimated fair value of debt securities at December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

December 31, 2018
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$2,147,059	$2,124,645
After one through five years	29,691,474	29,674,236
After five through ten years	21,585,776	20,968,318
After ten years	5,545,276	5,546,378

Total debt securities AFS	$58,969,585	$58,313,577

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$6,483,464	$6,497,910
After one through five years	12,885,021	12,961,209
After five through ten years	11,035,146	11,097,382
After ten years	6,423,442	6,453,826

Total debt securities HTM	$36,827,073	$37,010,327

The following tables summarize the activity of security sales by intention and year for years ending 2018, 2017, and 2016.

Securities Available For Sale:

December 31,	2018	2017	2016

Proceeds of sales	$2,879,000	$5,741,211	$11,933,634

Gross gains	$0	$186,610	$152,102
Gross losses	(165,369)	0	(8,068)
Net gains (losses) on sales of available for sale securities	$(165,369)	$186,610	$144,034

Securities Held to Maturity:

December 31,	2018	2017	2016

Amortized cost of securities sold	$0	$0	$551,949
Proceeds from sales	0	0	576,834

Net gains on sales of held to maturity securities	$0	$0	$24,885

Sales of held to maturity securities during years ended December 31, 2016 included small lots of mortgage-backed securities which were paid down by over 85% of face value.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2018	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$0	$0	$27,474	$954,570
U.S. government agency securities	33,077	6,073,337	848,080	20,015,052
State and municipal securities	3,209	306,792	43,713	1,813,173
Residential mortgage-backed securities	14,199	3,032,237	2,981	129,410
Total debt securities available for sale	$50,485	$9,412,366	$922,248	$22,912,205

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$20,209	$7,359,536	$47,225	$2,782,627
Residential mortgage-backed securities	5,671	879,487	1,611	89,464
Total securities held to maturity	$25,880	$8,239,023	$48,836	$2,872,091

December 31, 2017	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$12,213	$967,770	$0	$0
U.S. government agency securities	34,083	4,988,630	664,216	18,347,439
State and municipal securities	16,836	975,900	21,618	877,798
Residential mortgage-backed securities	0	0	2,844	188,081
Total debt securities available for sale	$63,132	$6,932,300	$688,678	$19,413,318

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$15,954	$5,521,443	$32,129	$1,281,797
Residential mortgage-backed securities	132	146,203	0	0
Total securities held to maturity	$16,086	$5,667,646	$32,129	$1,281,797

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

At December 31, 2018, sixty-six debt securities had unrealized losses with aggregate depreciation of 2.35% from the Corporation’s amortized cost basis. At December 31, 2017, forty-eight debt securities had unrealized losses with aggregate depreciation of 2.35%. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation’s loan portfolio at December 31, 2018 and 2017 was as follows:

	2018	2017

Commercial, financial and agricultural loans	$88,403,215	$73,146,397
Real estate
Construction loans	24,890,536	22,287,012
Commercial mortgage loans	123,477,369	106,458,342
Residential loans	103,347,898	99,159,607
Agricultural loans	31,561,686	25,373,621
Consumer & other loans	5,086,984	3,766,332

Loans outstanding	376,767,688	330,191,311

Unearned interest and discount	(17,451)	(17,921)
Allowance for loan losses	(3,428,869)	(3,043,632)
Net loans	$373,321,368	$327,129,758

The Corporation’s only significant concentration of credit at December 31, 2018, occurred in real estate loans which totaled approximately $283 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

At December 31, 2018, the lendable collateral value of the 1-4 family and multifamily mortgage loans that were pledged to FHLB to secure outstanding advances was $61,443,772. FHLB has a blanket lien on the 1-4 family and multifamily portfolios, which totaled $120,023,526.

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

Loans placed on nonaccrual status amounted to $1,204,861 and $1,674,656 at December 31, 2018 and 2017, respectively. There were no past due loans over 90 days and still accruing at December 31, 2018 or 2017. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $64,015 and $41,496 as of December 31, 2018 and 2017, respectively.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of December 31, 2018
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$247,397	$0	$247,397	$36,157	$88,119,661	$88,403,215
Real estate:
Construction loans	0	0	0	0	24,890,536	24,890,536
Commercial mortgage loans	0	0	0	1,022,550	122,454,819	123,477,369
Residential loans	1,560,913	0	1,560,913	146,154	101,640,831	103,347,898
Agricultural loans	321,319	0	321,319	0	31,240,367	31,561,686
Consumer & other loans	36,654	0	36,654	0	5,050,330	5,086,984

Total loans	$2,166,283	$0	$2,166,283	$1,204,861	$373,396,544	$376,767,688

	Age Analysis of Past Due Loans As of December 31, 2017
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$364,527	$0	$364,527	$394,455	$72,387,415	$73,146,397
Real estate:
Construction loans	198,861	0	198,861	0	22,088,151	22,287,012
Commercial mortgage loans	645,214	0	645,214	757,085	105,056,043	106,458,342
Residential loans	2,023,517	0	2,023,517	518,301	96,617,789	99,159,607
Agricultural loans	0	0	0	0	25,373,621	25,373,621
Consumer & other loans	30,033	0	30,033	4,815	3,731,484	3,766,332

Total loans	$3,262,152	$0	$3,262,152	$1,674,656	$325,254,503	$330,191,311

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

At December 31, 2018 and 2017, impaired loans amounted to $4,356,381 and $4,895,730, respectively. A reserve amount of $518,230 and $331,779, respectively, was recorded in the allowance for loan losses for these impaired loans as of December 31, 2018 and 2017.

The following tables present impaired loans, segregated by class of loans as of December 31, 2018 and 2017:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2018	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$184,899	$87,525	$568,816	$656,341	$276,392	$370,038	$52,411
Real estate:
Construction loans	402,234	281,434	0	281,434	0	281,434	25,364
Commercial mortgage loans	1,787,305	1,277,611	333,892	1,611,503	51,854	1,544,299	45,403
Residential loans	1,801,002	1,027,647	752,443	1,780,090	188,368	1,594,390	127,806
Agricultural loans	12,526	12,526	0	12,526	0	12,526	5,530
Consumer & other loans	0	0	14,487	14,487	1,616	14,487	820

Total loans	$4,187,966	$2,686,743	$1,669,638	$4,356,381	$518,230	$3,817,174	$257,334

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2017	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$459,003	$208,032	$250,971	$459,003	$44,468	$169,930	$10,920
Real estate:
Construction loans	549,599	428,799	0	428,799	0	162,698	24,487
Commercial mortgage loans	1,615,811	1,107,654	339,440	1,447,094	57,403	1,071,663	54,582
Residential loans	2,476,728	316,230	2,079,823	2,396,053	224,916	2,233,562	108,472
Agricultural loans	142,966	142,966	0	142,966	0	142,966	8,198
Consumer & other loans	21,815	846	20,969	21,815	4,992	9,003	521

Total loans	$5,265,922	$2,204,527	$2,691,203	$4,895,730	$331,779	$3,789,822	$207,180

For the period ending December 31, 2016, the average recorded investment for impaired loans was $8,325,530 and the interest income received during impairment was $192,071.

At December 31, 2018 and 2017, included in impaired loans were $7,458 and $4,243, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at December 31, 2018 and 2017, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of December 31, 2018 and 2017. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	December 31, 2018
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$5,570	$0	1	$5,570	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	1,888	0	1	1,888	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0
Total TDR’s	$7,458	$0	2	$7,458	0	$0

	December 31, 2017
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$0	$0	0	$0	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	3,397	0	1	3,397	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	846	0	1	846	0	0
Total TDR’s	$4,243	$0	2	$4,243	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at December 31, 2018 and 2017.

	December 31, 2018				December 31, 2017
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	1	1,888	0	0	2	4,243	0	0
Forbearance of interest	1	5,570	0	0	0	0	0	0
Total	2	$7,458	0	$0	2	$4,243	0	$0

As of December 31, 2018 and 2017, the Corporation had a balance of $7,458 and $4,243, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans as of December 31, 2018, and no charge-offs as of December 31, 2017. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0 at both December 31, 2018 and 2017. The Corporation had no unfunded commitment to lend to a customer that has a troubled debt restructured loan as of December 31, 2018.

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

Grade 7 – Doubtful – Loans graded 7 have such pronounced credit weaknesses that the Corporation is clearly exposed to a significant degree of potential loss of principal or interest. Theses loan generally have a defined weakness which jeopardizes the ultimate repayment of the debt.

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of December 31, 2018, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans at December 31, 2018 and 2017:

December 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,237,602	$0	$0	$22,905	$0	$210,045	$1,470,552
Grade 2- Above Avg.	0	0	0	0	0	43,711	43,711
Grade 3- Acceptable	23,821,846	1,860,003	30,398,565	25,839,646	16,863,356	1,151,239	99,934,655
Grade 4- Fair	58,753,931	22,749,099	88,122,957	73,114,310	14,698,330	3,657,108	261,095,735
Grade 5a- Watch	473,616	0	2,411,710	722,441	0	6,206	3,613,973
Grade 5b- OAEM	3,079,098	0	446,841	1,299,587	0	2,168	4,827,694
Grade 6- Substandard	787,309	281,434	2,097,296	2,349,009	0	16,507	5,531,555
Grade 7- Doubtful	249,813	0	0	0	0	0	249,813
Total loans	$88,403,215	$24,890,536	$123,477,369	$103,347,898	$31,561,686	$5,086,984	$376,767,688

December 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,371,135	$0	$0	$23,919	$0	$325,236	$1,720,290
Grade 2- Above Avg.	0	0	0	0	0	51,421	51,421
Grade 3- Acceptable	27,024,359	2,085,620	30,090,030	26,304,640	11,071,244	866,455	97,442,348
Grade 4- Fair	42,821,117	19,772,593	70,518,545	68,103,351	13,781,326	2,494,509	217,491,441
Grade 5a- Watch	120,626	0	1,027,581	757,628	39,344	7,572	1,952,751
Grade 5b- OAEM	557,070	0	3,073,051	1,226,841	338,741	1,357	5,197,060
Grade 6- Substandard	945,238	428,799	1,749,135	2,743,228	142,966	19,782	6,029,148
Grade 7- Doubtful	306,852	0	0	0	0	0	306,852
Total loans	$73,146,397	$22,287,012	$106,458,342	$99,159,607	$25,373,621	$3,766,332	$330,191,311

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

Changes in the allowance for loan losses are as follows:

	2018	2017	2016

Balance, January 1	$3,043,632	$3,124,611	$3,032,242
Provision charged to operations	829,500	300,000	160,000
Loans charged off	(606,345)	(447,747)	(116,006)
Recoveries	162,082	66,768	48,375

Balance, December 31	$3,428,869	$3,043,632	$3,124,611

The following tables detail activity in the ALL by class of loans for the years ended December 31, 2018 and 2017. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Charge-offs	548,460	783	43,349	6,909	0	6,844	606,345
Recoveries	12,025	0	590	0	147,252	2,215	162,082
Net charge-offs	536,435	783	42,759	6,909	(147,252)	4,629	444,263
Provisions charged to operations	614,426	727	196,466	49,306	(49,934)	18,509	829,500
Balance at end of period, December 31, 2018	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Ending balance -
Individually evaluated for impairment	$276,392	$0	$51,854	$188,368	$0	$1,616	$518,230
Collectively evaluated for impairment	125,859	1,043,027	1,158,448	270,503	108,878	203,924	2,910,639
Balance at end of period	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Loans :
Ending balance -
Individually evaluated for impairment	$656,341	$281,434	$1,611,503	$1,929,214	$12,526	$14,487	$4,505,505
Collectively evaluated for impairment	87,746,874	24,609,102	121,865,866	101,418,684	31,549,160	5,072,497	372,262,183
Balance at end of period	$88,403,215	$24,890,536	$123,477,369	$103,347,898	$31,561,686	$5,086,984	$376,767,688

At December 31, 2018, of the $4,505,505 loans that were individually evaluated for impairment, only $4,356,381 were deemed impaired.

December 31, 2017	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2016	$191,267	$1,043,083	$1,192,098	$420,189	$86,656	$191,318	$3,124,611

Charge-offs	113,334	0	168,717	59,764	93,503	12,429	447,747
Recoveries	63,486	0	0	0	0	3,282	66,768
Net charge-offs	49,848	0	168,717	59,764	93,503	9,147	380,979
Provisions charged to operations	182,841	0	33,214	56,049	18,407	9,489	300,000
Balance at end of period, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Ending balance -
Individually evaluated for impairment	$44,468	$0	$57,403	$224,916	$0	$4,992	$331,779
Collectively evaluated for impairment	279,792	1,043,083	999,192	191,558	11,560	186,668	2,711,853
Balance at end of period	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Loans :
Ending balance -
Individually evaluated for impairment	$459,003	$428,799	$4,561,198	$2,448,531	$142,966	$21,815	$8,062,312
Collectively evaluated for impairment	72,687,394	21,858,213	101,897,144	96,711,076	25,230,655	3,744,517	322,128,999
Balance at end of period	$73,146,397	$22,287,012	$106,458,342	$99,159,607	$25,373,621	$3,766,332	$330,191,311

At December 31, 2017, of the $8,062,312 loans that were individually evaluated for impairment, only $4,895,730 were deemed impaired.

The following table is a summary of amounts included in the ALL for the impaired loans with specific reserves and the recorded balance of the related loans.

	Year Ended December 31,
	2018	2017	2016

Allowance for loss on impaired loans	$518,230	$331,779	$549,429
Recorded balance of impaired loans	$4,356,381	$4,895,730	$3,560,901

4. PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2018 and 2017, are as follows:

	2018	2017

Land	$3,842,146	$3,846,146
Buildings	15,411,518	12,821,154
Furniture and equipment	10,767,592	9,442,378
Construction in process	4,892	1,074,744
	30,026,148	27,184,422
Less accumulated depreciation	(15,452,174)	(14,934,904)

Total	$14,573,974	$12,249,518

Depreciation of premises and equipment was $1,036,986, $881,000, and $923,578 in 2018, 2017, and 2016, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, Summary of Significant Accounting Policies.

5. INTANGIBLE ASSETS

The following table lists the Corporation’s account relationship intangible assets at December 31, 2018 and 2017. These assets will fully amortize in March 2019.

	2018	2017
Amortizing intangible assets
Account relationships	$3,907	$19,532

Total intangible assets	$3,907	$19,532

The intangible assets’ carrying amount, accumulated amortization and amortization expense for December 31, 2018, and the succeeding fiscal year are as follows:

	2018	2019
Amortizing intangible assets

Account relationships
Gross carrying amount	$125,000	$125,000
Accumulated amortization	121,093	125,000
Net carrying amount	$3,907	$0

Amortization expense	$15,625	$3,907

6. DEPOSITS

At December 31, 2018, the scheduled maturities of certificates of deposit are as follows:

Amount

2019	$74,553,918
2020	19,062,966
2021	1,970,720
2022	1,823,345
2023 and thereafter	68,108

Total	$97,479,057

The amount of overdraft deposits reclassified as loans were $70,003 and $63,887 for the years ended December 31, 2018 and 2017, respectively. At December 31, 2018, there were 47 certificates of deposit totaling $16,264,681 that were at or above the FDIC insurance limit of $250,000.

7. SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2018, the Corporation did not have any federal funds purchased. The Corporation had approximately $120,000,000 in unused federal funds and FHLB accommodations at December 31, 2018. The Corporation maintains a line of credit with the Federal Reserve Bank’s Discount Window. The maximum amount that can be borrowed is dependent upon the amount of unpledged securities held by the Corporation as the amount of borrowings must be fully secured.

Other short-term borrowed funds consist of FHLB advances of $10,457,143 with interest at 1.92% as of December 31, 2018, and $17,971,429 with interest at 1.73% as of December 31, 2017. $4.457 million of short-term borrowings are short-term portions of long-term principal reducing Federal Home Loan Bank advances.

Information concerning federal funds purchased and FHLB short-term advances are summarized as follows:

	2018	2017

Average balance during the year	$17,305,184	$12,238,066
Average interest rate during the year	2.29%	1.83%

Maximum month-end balance during the year	$20,971,429	$22,114,286

8. LONG-TERM DEBT

Long-term debt at December 31, 2018 and 2017, consisted of the following:

	2018	2017
Advance from FHLB with 1.25% fixed rate of interest with annual installment payments maturing September 30, 2020.	$1,600,000	$3,200,000

Advance from FHLB with 1.94% fixed rate of interest with annual installment payments maturing December 16, 2022.	2,571,429	3,428,571

Advance from FHLB with 1.42% fixed rate of interest with annual installment payments maturing August 30, 2023.	0	4,285,715

Advance from FHLB with a 1.53% fixed rate of interest maturing January 10, 2019.	0	1,500,000

Advance from FHLB with a 1.60% fixed rate of interest maturing July 10, 2019.	0	1,500,000

Advance from FHLB with a 1.80% fixed rate of interest maturing July 10, 2020.	2,000,000	2,000,000

Advance from FHLB with a 1.93% fixed rate of interest with annual installment payments maturing September 28, 2022.	6,000,000	8,000,000

Advance from FHLB with a 2.34% fixed rate of interest with annual installment payments maturing December 5, 2024.	0	5,142,857
Advance from FHLB with a 3.018% fixed rate of interest maturing Sept. 17, 2021.	3,000,000	0
Advance from FHLB with a 3.192% fixed rate of interest maturing Sept. 20, 2023.	3,000,000	0
Advance from FHLB with a 3.400% fixed rate of interest maturing Sept. 20, 2025.	3,000,000	0
Total long-term debt	$21,171,429	$29,057,143

The advances from FHLB are collateralized by the pledging of a combination of 1-4 family residential mortgages and multifamily loans. At December 31, 2018, 1-4 family residential mortgage loans and multifamily loans with a lendable collateral value of $61,443,772 were pledged to secure these advances. At December 31, 2017, 1-4 family residential mortgage loans and multifamily loans with a lendable collateral value of $58,684,267 were pledged to secure these advances. The amount of FHLB Stock held is based on membership and level of FHLB advances. At year end 2018 and 2017, the amount of stock held that is based on membership was $439,600 and $403,000, respectively, and the amount of stock held that is based on the level of FHLB advances was $1,380,700 and $2,035,200, respectively. At December 31, 2018, the Corporation had approximately $96,800,000 of unused lines of credit with the FHLB.

The following are maturities of long-term debt for the next five years. At December 31, 2018, there was no floating rate long-term debt.

Due in:	Fixed Rate Amount
2019	$0
2020	6,457,143
2021	5,857,143
2022	2,857,143
2023	3,000,000
Later years	3,000,000

Total long-term debt	$21,171,429

 9. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2018, 2017, and 2016, is presented below.

	2018	2017	2016
Change in Benefit Obligation
Benefit obligation at beginning of year	$12,745,058	$13,149,559	$13,885,378
Service cost	0	0	0
Interest cost	657,845	712,228	764,323
Amendments	0	0	0
Settlement	(100,395)	(129,172)	(841,941)
Benefits paid	(1,097,859)	(1,116,643)	(1,131,148)
Other – net	(412,047)	129,086	472,947
Benefit obligation at end of year	$11,792,602	$12,745,058	$13,149,559

Change in Plan Assets
Fair value of plan assets at beginning of year	$10,672,811	$10,574,145	$11,420,270
Actual return on plan assets	(254,803)	864,481	576,964
Employer contribution	460,000	480,000	550,000
Benefits paid	(1,198,254)	(1,245,815)	(1,973,089)
Fair value of plan assets at end of year	$9,679,754	$10,672,811	$10,574,145

	2018	2017	2016
Funded status	$(2,112,848)	$(2,072,247)	$(2,575,414)
Unrecognized net actuarial (gain)/loss	0	0	0
Unrecognized prior service cost	0	0	0
Pension liability included in other liabilities	$(2,112,848)	$(2,072,247)	$(2,575,414)
Accumulated benefit obligation	$11,792,602	$12,745,058	$13,149,559
Amount recognized in consolidated balance sheet consist of the following:	2018	2017	2016
Accrued Pension	$2,112,848	$2,072,247	$2,575,414

Deferred tax assets	$443,698	$435,172	$875,641
Accumulated other comprehensive income	1,669,150	1,637,075	1,699,773
Total	$2,112,848	$2,072,247	$2,575,414

Components of Pension Cost	2018	2017	2016
Service cost	$0	$0	$0
Interest cost on benefit obligation	657,845	712,228	764,323
Expected return on plan assets	(721,735)	(716,622)	(775,423)
Other - net	482,679	587,821	657,260
Net periodic pension cost	418,789	583,427	646,160
Partial recognition of loss due to settlement	0	0	426,599
Total	$418,789	$583,427	$1,072,759

Other changes in plan assets and benefit obligations recognized in comprehensive income:

	2018	2017	2016
Net loss (gain)	$40,601	$(503,167)	$110,306
Prior service costs	0	0	0
Total recognized in other comprehensive income (loss)	40,601	(503,167)	110,306
Net periodic pension cost	418,789	583,427	646,160
Partial recognition of loss due to settlement	0	0	426,599
Total recognized in net periodic pension cost and other comprehensive income	$459,390	$(80,260)	$1,183,065

After adopting ASC Topic 960, Employer’s Accounting for Defined Benefit Pension Plan and Other Postretirement Plans, and freezing its pension retirement plan, the Corporation increased the accrued liability by $40,601 in 2018 and decreased $503,167 in 2017. Also, changes were made to other comprehensive income (loss) of ($32,075) for 2018 and $62,698 for 2017 on a pre-tax basis. During 2018, the fair value of the plan assets decreased $993,057.

At December 31, 2018, the plan assets included cash and cash equivalents, certificates of deposits with banks, U.S. government agency securities, corporate notes, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2018 and 2017 respectively were:

	2018	2017
Weighted-Average Assumptions as of December 31
Discount rate	5.70%	5.70%
Rate of compensation increase	N/A	N/A

For the years ended December 31, 2018, 2017, and 2016, the assumptions used to determine net periodic pension costs are as follows:

	2018	2017	2016

Discount rate	5.70%	5.70%	5.75%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

Pension Asset Allocation and Fair Value Measurement as of December 31

	2018			2017
	Fair Value	Level 1%		Fair Value	Level 1%
Investment at fair value as determined by quoted market price:
Equity	$3,482,765	$3,482,765	36%	$4,302,437	$4,302,437	40%
Fixed income	1,096,033	1,096,033	11%	1,351,048	1,351,048	13%
Total	$4,578,798	$4,578,798	47%	$5,653,485	$5,653,485	53%

Investment at estimated fair value:
Certificates of deposit	$4,521,110	$4,521,110	47%	$4,283,144	$4,283,144	40%
Cash and cash equivalent	579,846	579,846	6%	736,182	736,182	7%
Total	$5,100,956	$5,100,956	53%	$5,019,326	$5,019,326	47%

Total	$9,679,754	$9,679,754	100%	$10,672,811	$10,672,811	100%

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

Estimated Contributions

The Corporation expects to contribute $400,000 to its pension plan in 2019.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2019	1,159,000
2020	1,127,000
2021	1,097,000
2022	1,113,000
2023	1,075,000
Years 2024 – 2028	4,744,000

The estimated amortization amount for 2019 is a net loss of $580,843, no prior service cost or credit, and no net transition asset or obligation.

Southwest Georgia Bank 401(K) Plan

In place of the Corporation’s frozen defined benefit pension retirement plan, the Corporation offers its employees a 401(K) Plan. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a “safe–harbor” plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. The Corporation matched the employee participants for the first four percent of salary contributing to the plan $219,006, $204,565, and $186,253 for the years ended December 31, 2018, 2017, and 2016, respectively.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (the “ESOP”) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The annual amount of the contribution is determined by taking into consideration the financial conditions, profitability, and fiscal requirements of the Corporation. There were contributions of $475,000, $425,000, and $400,000 for the years ended December 31, 2018, 2017, and 2016, respectively. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2018, the ESOP holds 252,248 shares of the Corporation’s outstanding common stock. There were 223,203 released shares allocated to the participants. The 29,045 unreleased shares are pledged as collateral for a $640,000 debt incurred from repurchasing participants’ shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation’s outstanding shares and earnings per share computation.

Directors’ Deferred Compensation Plan

The Corporation has a voluntary deferred compensation plan for the Board of Directors administered by an insurance company (the “Directors’ Deferred Compensation Plan”). The plan stipulates that if a director participates in the Plan for four years, the Corporation will pay the director future monthly income for ten years beginning at normal retirement age, and the Corporation will make specified monthly payments to the director’s beneficiaries in the event of his or her death prior to the completion of such payments. The plan is funded by life insurance policies with the Corporation as the named beneficiary. This plan is closed to new director enrollment and participation.

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $900 monthly of salary or directors’ fees and receive corporate common stock with an aggregate value of two times their contribution. The expense incurred during 2018, 2017, and 2016 on the part of the Corporation totaled $248,800, $265,900, and $290,573, respectively.

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

The participant’s price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE American LLC on the dividend payable date or other purchase date. During the years ended December 31, 2018, 2017, and 2016, shares issued through the plan were 5,726, 5,286, and 6,955, respectively, at an average price of $22.63, $21.18, and $15.92, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

Equity Incentive Award

The Corporation has a 2013 Omnibus Incentive Plan (the “Incentive Plan”) that was approved by our shareholders at the Corporation’s 2014 Annual Meeting. The Incentive Plan was established to attract, retain and motivate the Corporation’s employees, consultants, advisors and directors, to promote the success of our business by linking their personal interests to those of our shareholders and to encourage stock ownership on the part of management. Under the Incentive Plan, the Corporation may issue a maximum aggregate amount of 125,000 shares of common stock pursuant to (i) stock options, which includes incentive stock options and non-qualified stock options, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) incentive awards, (vi) other stock-based awards and (vii) dividend equivalents. The Corporation may also grant cash-based awards under the Incentive Plan. During 2018, the Corporation granted 13,316 shares of restricted stock awards of which none are vested. The Corporation granted 4,271 shares of restricted stock awards during 2017 of which 854 are vested.

The following table summarizes the movements in the Corporation’s outstanding restricted stock awards:

	Number of Shares	Amount
Non-vested balance, December 31, 2016	0	$0
Granted	4,271	88,153
Vested	0	0
Non-vested balance, December 31, 2017	4,271	$88,153
Granted	13,316	306,032
Vested	(854)	(17,627)
Non-vested balance, December 31, 2018	16,733	$376,558

Awards are being amortized to expense over the five-year vesting period.

10. INCOME TAXES

Components of income tax expense for 2018, 2017, and 2016 are as follows:

	2018	2017	2016

Current expense	$28,779	$1,101,902	$1,163,230
Deferred taxes (benefit)	639,637	517,998	(10,754)

Total income taxes	$668,416	$1,619,900	$1,152,476

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

	2018		2017		2016
	Amount	%	Amount	%	Amount	%
Taxes at statutory income tax rate	$1,116,262	21.0	$1,845,313	34.0	$1,763,394	34.0
Reductions in taxes resulting from exempt income	(272,486)	(5.1)	(524,347)	(9.7)	(547,556)	(10.6)
Other timing differences	(175,360)	(3.3)	298,934	5.5	(63,362)	(1.2)

Total income taxes	$668,416	12.6	$1,619,900	29.8	$1,152,476	22.2

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2018, 2017, and 2016 are summarized as follows:

	2018	2017	2016

Nonqualified retirement plan	$0	$0	$0
Intangible asset amortization	0	172,816	0
Deferred gain on covered transaction	5,004	9,352	498
Nonaccrual loan interest	8,369	(6,896)	32,157
Recognition of AMT tax credit carryforward	332,776	0	0
Foreclosed assets expenses	41,530	(42,075)	(3,413)
Bad debt expense in excess of tax	(80,902)	423,203	(31,405)
Realized impairment gain on equity securities	0	0	0
Accretion of discounted bonds	16,805	14,772	33,187
Gain on disposition of discounted bonds	(4,188)	(28,215)	(23,059)
Book and tax depreciation difference	357,266	(24,959)	(18,719)
Other timing differences	(37,023)	0	0

Total deferred taxes	$639,637	$517,998	$(10,754)

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

	December 31
	2018	2017
Deferred tax assets:
Nonaccrual loan interest	$474	$8,843
Deferred gain on covered transaction	9,300	14,304
Alternative minimum tax	0	332,776
Foreclosed assets expenses	10,163	51,693
Intangible asset amortization	125,883	125,883
Bad debt expense in excess of tax	720,063	639,161
Realized loss on other-than-temporarily impaired equity securities	214,353	214,353
Deferred directors compensation	133,057	104,561
Capital loss carryforward	32,878	32,878
Pension plan	443,698	435,172
Unrealized losses on securities available for sale	137,761	0
Total deferred tax assets	1,827,630	1,959,624
Deferred tax liabilities:
Accretion on bonds and gain on discounted bonds	68,307	55,690
Book and tax depreciation difference	575,899	218,634
Unrealized gains on securities available for sale	0	1,982
Total deferred tax liabilities	644,206	276,306

Net deferred tax assets	$1,183,424	$1,683,318

11. RELATED PARTY TRANSACTIONS

The ESOP held 252,248 shares of the Corporation’s stock as of December 31, 2018, of which 29,045 shares have been pledged to secure the ESOP’s debt to the Corporation. In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $1,567,000 and $1,079,000 at December 31, 2018 and 2017, respectively. During 2018, approximately $811,000 of such loans were made, and repayments totaled approximately $323,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2018 or 2017. Also, during 2018 and 2017, directors and executive officers had approximately $2,015,000 and $2,072,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

	Dec. 31, 2018	Dec. 31, 2017

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$39,418,110	$24,706,357
Standby letters of credit and financial guarantees	$4,342,849	$3,134,849

The Corporation has no lease obligations that require capitalization. The rental agreement for the loan production office in Tifton, Georgia ended July 31, 2018. The Corporation’s remaining lease is an operating lease for postage services, which expires December 2020.

The following table shows scheduled future cash payments under this obligation as of December 31, 2018.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$10,296	$5,148	$5,148	$0	$0

Rental expenses were $9,100, $15,600, and $15,600 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2018 and 2017.

December 31, 2018	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$954,570	$0	$0	$954,570
U.S. government agency securities	0	45,207,005	0	45,207,005
State and municipal securities	0	7,377,935	0	7,377,935
Residential mortgage-backed securities	0	4,774,067	0	4,774,067
Total	$954,570	$57,359,007	$0	$58,313,577

December 31, 2017	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$967,770	$0	$0	$967,770
U.S. government agency securities	0	43,860,090	0	43,860,090
State and municipal securities	0	7,573,689	0	7,573,689
Residential mortgage-backed securities	0	1,861,712	0	1,861,712
Total	$967,770	$53,295,491	$0	$54,263,261

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2018 and 2017.

December 31, 2018	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$127,605	$127,605
Impaired loans	0	0	3,838,151	3,838,151
Total assets at fair value	$0	$0	$3,965,756	$3,965,756
December 31, 2017	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$758,878	$758,878
Impaired loans	0	0	4,563,951	4,563,951
Total assets at fair value	$0	$0	$5,322,829	$5,322,829

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2018 and 2017, are as follows:

		Estimated Fair Value
December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,499	$35,499	$0	$0	$35,499
Certificates of deposit in other banks	2,732	2,732	0	0	2,732
Investment securities available for sale	58,314	955	57,359	0	58,314
Investment securities held to maturity	36,827	0	37,010	0	37,010
Federal Home Loan Bank stock	1,820	0	1,820	0	1,820
Loans, net	373,321	0	362,373	3,838	366,211
Bank owned life insurance	6,779	0	6,779	0	6,779
Liabilities:
Deposits	455,640	0	456,245	0	456,245
Federal Home Loan Bank advances	31,629	0	31,591	0	31,591

		Estimated Fair Value
December 31, 2017	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$34,138	$34,138	$0	$0	$34,138
Certificates of deposit in other banks	1,985	1,985	0	0	1,985
Investment securities available for sale	54,364	968	53,396	0	54,364
Investment securities held to maturity	44,591	0	45,148	0	45,148
Federal Home Loan Bank stock	2,438	0	2,438	0	2,438
Loans, net	327,130	0	320,684	4,564	325,248
Bank owned life insurance	6,553	0	6,553	0	6,553
Liabilities:
Deposits	397,006	0	397,331	0	397,331
Federal Home Loan Bank advances	47,029	0	46,658	0	46,658

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

14. SUPPLEMENTAL FINANCIAL DATA

Components of other income and other operating expense in excess of one percent of gross revenue for the respective periods are as follows:

	Years Ended December 31
	2018	2017	2016

Income:
Bank card interchange fees	$576,359	$600,619	$506,506
Expense:
Other professional fees	$287,273	$317,147	$202,267
Advertising & public relations	$264,269	$192,016	$173,595
Director & board committee fees	$241,523	$278,821	$328,919
FDIC insurance assessment	$233,878	$247,963	$201,605
Administrative expense – employee benefit plans	$209,399	$207,620	$231,311
Telephone expense	$284,586	$180,559	$155,393

15. SHAREHOLDERS’ EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2018, approximately $2,375,242 of the Bank’s net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2018, the Bank had a total reserve requirement of $5,504,000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total, Common Equity Tier I, and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2018 and 2017, the Corporation met all capital adequacy requirements.

As of December 31, 2018, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Common Equity Tier I risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. Under the Basel III rules, the Bank must hold a capital conservation buffer above the minimum regulatory risk-based capital ratios. The capital conservation buffer is being phased in from 0.0% for 2015 to 2.50% by 2019. The capital conservation buffer for 2018 is 1.875%. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017, are also presented in the table.

As a result of regulatory limitations at December 31, 2018, approximately $39,122,012 of the parent company’s investments in net assets of the subsidiary bank of $41,497,254, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation’s and the Bank’s ratios under the above rules at December 31, 2018 and 2017, are set forth in the following tables.

As of December 31, 2018	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Common equity Tier 1 (to risk-
risk- weighted assets)	$45,802,434	11.97%	$17,217,892	>4.50%	N/A*	N/A*
Total capital (to risk-
weighted assets)	$49,231,303	12.87%	$30,609,586	>8.00%	N/A*	N/A*
Tier I capital (to risk-
weighted assets)	$45,802,434	11.97%	$22,957,189	>6.00%	N/A*	N/A*
Leverage (tier I capital
to average assets)	$45,802,434	8.62%	$21,265,996	>4.00%	N/A*	N/A*

Southwest Georgia Bank
Common equity Tier 1 (to risk-
risk- weighted assets)	$43,680,743	11.44%	$17,180,290	>4.50%	$24,815,974	> 6.50%
Total capital (to risk-
weighted assets)	$47,109,612	12.34%	$30,542,738	>8.00%	$38,178,422	>10.00%
Tier I capital (to risk-
weighted assets)	$43,680,743	11.44%	$22,907,053	>6.00%	$30,542,738	> 8.00%
Leverage (tier I capital
to average assets)	$43,680,743	8.24%	$21,206,909	>4.00%	$26,508,636	> 5.00%

*N/A - As of December 31, 2017, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

As of December 31, 2017	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Common equity Tier 1 (to risk-
risk- weighted assets)	$42,756,979	12.74%	$15,098,672	> 4.50%	N/A*	N/A*
Total capital (to risk-
weighted assets)	$45,800,611	13.65%	$26,842,084	> 8.00%	N/A*	N/A*
Tier I capital (to risk-
weighted assets)	$42,756,979	12.74%	$20,131,563	> 6.00%	N/A*	N/A*
Leverage (tier I capital
to average assets)	$42,756,979	8.79%	$19,467,338	> 4.00%	N/A*	N/A*

Southwest Georgia Bank
Common equity Tier 1 (to risk-
risk- weighted assets)	$40,247,187	12.02%	$15,069,727	> 4.50%	$21,767,383	> 6.50%
Total capital (to risk-
weighted assets)	$43,290,819	12.93%	$26,790,625	> 8.00%	$33,488,282	> 10.00%
Tier I capital (to risk-
weighted assets)	$40,247,187	12.02%	$20,092,969	> 6.00%	$26,790,625	> 8.00%
Leverage (tier I capital
to average assets)	$40,247,187	8.29%	$19,418,765	> 4.00%	$24,273,457	> 5.00%

*N/A - As of December 31, 2017, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

16. PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation’s condensed balance sheets as of December 31, 2018 and 2017, and its related condensed statements of operations and cash flows for the years ended are as follows:

Condensed Balance Sheets

as of December 31, 2018 and 2017

(Dollars in thousands)

	2018	2017

ASSETS

Cash	$776	$1,694
Investment in consolidated wholly-owned bank subsidiary, at equity	41,497	38,633
Loans	640	105
Other assets	708	711

Total assets	$43,621	$41,143

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$2	$0

Shareholders’ equity:
Common stock, $1 par value, 5,000,000 shares authorized,
2,545,776 shares and 4,293,835 shares issued for 2018 & 2017	2,546	4,294
Additional paid-in capital	18,419	31,701
Retained earnings	24,841	33,020
Accumulated other comprehensive loss	(2,187)	(1,629)
Treasury stock, at cost, 0 for 2018
and 1,752,330 for 2017	(0)	(26,243)

Total shareholders’ equity	43,619	41,143

Total liabilities and shareholders’ equity	$43,621	$41,143

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Income and Expense

for the years ended December 31, 2018, 2017, and 2016

(Dollars in thousands)

	2018	2017	2016

Income:
Dividend received from bank subsidiary	$1,200	$2,000	$0
Interest income	45	26	23

Total income	1,245	2,026	23

Expenses:
Other	189	172	178

Income before income taxes and equity in
Undistributed income of bank subsidiary	1,056	1,854	(155)

Income tax benefit – allocated from
consolidated return	40	88	91

Income before equity in undistributed
income of subsidiary	1,096	1,942	(64)

Equity in undistributed income of subsidiary	3,551	1,865	4,098

Net income	4,647	3,807	4,034

Retained earnings – beginning of year	33,020	30,334	27,370

Adjustment to correct immaterial misstatement of investment in bank subsidiary in prior periods	(129)	0	0

Cash dividend declared	(1,196)	(1,121)	(1,070)

Retirement of treasury stock	(11,501)	0	0

Retained earnings – end of year	$24,841	$33,020	$30,334

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Cash Flows

for the years ended December 31, 2018, 2017, and 2016

(Dollars in thousands)

	2018	2017	2016
Cash flow from operating activities:
Net income	$4,647	$3,807	$4,034
Adjustments to reconcile net income to net
cash used by operating activities:
Equity in undistributed earnings of subsidiary	(3,551)	(1,865)	(4,098)
Changes in:
Other assets	21	(25)	(16)
Other liabilities	2	0	0
Net cash provided (used) for operating activities	1,119	1,917	(80)

Cash flow from investing activities:
Net change in loans	(535)	80	178
Net cash provided (used) for investing activities	(535)	80	178

Cash flow from financing activities:
Cash dividend paid to shareholders	(1,196)	(1,121)	(1,070)
Payment to repurchase common stock	(306)	(122)	(7)
Net cash used for financing activities	(1,502)	(1,243)	(1,077)

Increase (decrease) in cash	(918)	754	(979)

Cash – beginning of year	1,694	940	1,919
Cash – end of year	$776	$1,694	$940

17. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

	December 31,
	2018	2017	2016
Net income	$4,647,119	$3,807,492	$4,033,977
Net income available to common shareholders	$4,647,119	$3,807,492	$4,033,977

Average number of common shares outstanding	2,545,565	2,547,421	2,547,778
Effect of dilutive restricted stock	0	1	0

Average number of common shares outstanding used to calculate diluted earnings per common share	2,545,565	2,547,422	2,547,778

Earnings per share - basic	$1.83	$1.49	$1.58
Earnings per share - diluted	$1.83	$1.49	$1.58

18. QUARTERLY DATA

SOUTHWEST GEORGIA FINANCIAL CORPORATION
QUARTERLY DATA
(UNAUDITED)
(Dollars in thousands)

	For the Year 2018
	Fourth	Third	Second	First
Interest and dividend income	$5,900	$5,640	$5,292	$5,062
Interest expense	1,116	867	725	614
Net interest income	4,784	4,773	4,567	4,448
Provision for loan losses	226	249	140	215
Net interest income after provision for loan losses	4,558	4,524	4,427	4,233
Noninterest income	1,175	978	1,060	994
Noninterest expenses	4,357	4,149	4,132	3,996
Income before income taxes	1,376	1,353	1,355	1,231
Provision for income taxes	253	209	207	(1)
Net income	$1,123	$1,144	$1,148	$1,232
Earnings per share of common stock:
Basic	$.44	$.45	$.45	$.48
Diluted	$.44	$.45	$.45	$.48

	For the Year 2017
	Fourth	Third	Second	First
Interest and dividend income	$5,018	$4,859	$4,767	$4,502
Interest expense	559	472	435	436
Net interest income	4,459	4,387	4,332	4,066
Provision for loan losses	75	75	75	75
Net interest income after provision for loan losses	4,384	4,312	4,257	3,991
Noninterest income	960	969	1,100	1,283
Noninterest expenses	3,892	4,068	3,968	3,901
Income before income taxes	1,452	1,213	1,389	1,373
Provision for income taxes	735	261	316	308
Net income	$717	$952	$1,073	$1,065
Earnings per share of common stock:
Basic	$.28	$.37	$.42	$.42
Diluted	$.28	$.37	$.42	$.42

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

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2018, 2017, and 2016, are as follows:

Segment Reporting
For the year ended December 31, 2018
	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
Net Interest Income (expense)
external customers	$16,334	$—	$—	$2,193	$—	$45	$18,572
Net intersegment interest
income (expense)	1,818	20	(7)	(1,831)	—	—	—
Net interest income	18,152	20	(7)	362	—	45	18,572

Provision for Loan Losses	830	—	—	—	—	—	830

Noninterest Income (expense)
external customers	1,765	1,604	665	259	—	(86)	4,207
Intersegment noninterest
Income (expense)	(20)	20	31	—	(31)	—	—
Total Noninterest Income	1,745	1,624	696	259	(31)	(86)	4,207

Noninterest Expenses:
Depreciation	845	37	18	56	—	81	1,037
Amortization of intangibles	—	16	—	—	—	—	16
Other Noninterest expenses	10,974	1,158	624	752	—	2,073	15,581
Total Noninterest expenses	11,819	1,211	642	808	—	2,154	16,634

Pre-tax income	7,248	433	47	(187)	(31)	(2,195)	5,315

Provision for Income Taxes	1,184	68	3	(210)	—	(377)	668

Net Income	$6,064	$365	$44	$23	$(31)	$(1,818)	$4,647

Assets	$628,222	$1,971	$267	$132,033	$(229,108)	$1,448	$534,833

Expenditures of Fixed Assets	$3,321	$2	$8	$57	$—	$—	$3,388

Amounts included in the “Other” column are as follows:
		Other
Net interest Income:
Parent Company		$45
Noninterest Income:
Executive office miscellaneous income		(86)
Noninterest Expenses:
Parent Company corporate expenses		188
Executive office expenses not allocated to segments		1,966
Provision for Income taxes:
Parent Company income taxes (benefit)		(40)
Executive office income taxes not allocated to segments		(337)
Net Income:		$(1,818)

Segment assets:
Parent Company assets, after intercompany elimination		$1,448

Segment Reporting
For the year ended December 31, 2017
	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
Net Interest Income (expense)
external customers	$15,119	$—	$—	$2,099	$—	$26	$17,244
Net intersegment interest
income (expense)	1,817	16	(6)	(1,827)	—	—	—
Net interest income	16,936	16	(6)	272	—	26	17,244

Provision for Loan Losses	300	—	—	—	—	—	300

Noninterest Income (expense)
external customers	2,099	1,525	612	75	—	1	4,312
Intersegment noninterest
Income (expense)	(16)	16	32	—	(32)	—	—
Total Noninterest Income	2,083	1,541	644	75	(32)	1	4,312

Noninterest Expenses:
Depreciation	685	33	24	56	—	83	881
Amortization of intangibles	—	16	—	—	—	—	16
Other Noninterest expenses	10,328	1,119	592	780	—	2,113	14,932
Total Noninterest expenses	11,013	1,168	616	836	—	2,196	15,829

Pre-tax income	7,706	389	22	(489)	(32)	(2,169)	5,427

Provision for Income Taxes	1,784	86	(2)	306	—	(554)	1,620

Net Income	$5,922	$303	$24	$(795)	$(32)	$(1,615)	$3,807

Assets	$567,723	$1,687	$177	$138,598	$(219,840)	$727	$489,072

Expenditures of Fixed Assets	$1,888	$48	$2	$17	$—	$—	$1,955

Amounts included in the “Other” column are as follows:
		Other
Net interest Income:
Parent Company		$26
Noninterest Income:
Executive office miscellaneous income		1
Noninterest Expenses:
Parent Company corporate expenses		172
Executive office expenses not allocated to segments		2,024
Provision for Income taxes:
Parent Company income taxes (benefit)		(88)
Executive office income taxes not allocated to segments		(466)
Net Income:		$(1,615)

Segment assets:
Parent Company assets, after intercompany elimination		$727

Segment Reporting
For the year ended December 31, 2016
	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
Net Interest Income (expense)
external customers	$13,837	$—	$—	$1,940	$—	$24	$15,801
Net intersegment interest
income (expense)	1,671	11	(6)	(1,676)	—	—	—
Net interest income	15,508	11	(6)	264	—	24	15,801

Provision for Loan Losses	160	—	—	—	—	—	160

Noninterest Income (expense)
external customers	2,316	1,477	584	80	—	2	4,459
Intersegment noninterest
Income (expense)	(11)	11	32	—	(32)	—	—
Total Noninterest Income	2,305	1,488	616	80	(32)	2	4,459

Noninterest Expenses:
Depreciation	738	30	23	57	—	76	924
Amortization of intangibles	—	16	—	—	—	—	16
Other Noninterest expenses	9,260	1,184	585	737	—	2,208	13,974
Total Noninterest expenses	9,998	1,230	608	794	—	2,284	14,914

Pre-tax income	7,655	269	2	(450)	(32)	(2,258)	5,186

Provision for Income Taxes	1,794	61	(7)	(107)	—	(589)	1,152

Net Income	$5,861	$208	$9	$(343)	$(32)	$(1,669)	$4,034

Assets	$507,538	$1,414	$199	$148,099	$(209,619)	$870	$448,501

Expenditures of Fixed Assets	$1,409	$15	$11	$20	$—	$—	$1,455

Amounts included in the “Other” column are as follows:
		Other
Net interest Income:
Parent Company		$24
Noninterest Income:
Executive office miscellaneous income		2
Noninterest Expenses:
Parent Company corporate expenses		178
Executive office expenses not allocated to segments		2,106
Provision for Income taxes:
Parent Company income taxes (benefit)		(91)
Executive office income taxes not allocated to segments		(498)
Net Income:		$(1,669)

Segment assets:
Parent Company assets, after intercompany elimination		$870

20. ADJUSTMENT TO RETAINED EARNINGS

During year-end processing for 2018, the Corporation discovered that its Directors’ Deferred Compensation Plan accrual and the income related to the Cash Surrender Value of related policies to fund the plan had not been calculated properly for a number of years. Once discovered, the proper calculations were made and confirmed. The net effect on prior periods presented was determined to be immaterial and was therefore charged to 2018 Retained Earnings without restating prior periods. See the Consolidated Statements of Changes in Shareholders' Equity for the treatment of the correction. After this adjustment, the 2018 Consolidated Balance Sheets reflect the net present value of payments due under this plan and the 2018 Consolidated Statements of Income reflect the correct current year expense associated with changes in the net present value of payments due under this plan.

21. SUBSEQUENT EVENTS

The Corporation performed an evaluation of subsequent events through March 29, 2019, the date upon which the Corporation’s financial statements were available for issue. The Corporation has not evaluated subsequent events after this date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Principal Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2018. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, is included in Item 8 of this Annual Report on Form 10-K under the heading “Management’s Report on Internal Controls Over Financial Reporting.”

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the heading “Information About Nominees For Director” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 28, 2019, to be filed with the SEC on or around April 18, 2019 , is incorporated herein by reference. Certain other information relating to the Executive Officers of the Corporation appears in Item 1 hereof under the heading “Executive Officers of the Corporation and the Bank.”

ITEM 11. EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 28, 2019, to be filed with the SEC on or around April 18, 2019, is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information contained under the heading “Voting Securities and Principal Holders” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 28, 2019, to be filed with the SEC on or around April 18, 2019, and the information contained in Item 5 hereof under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the heading “Certain Relationships and Related Party Transactions” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 28, 2019, to be filed with the SEC on or around April 18, 2019, is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the heading “Information Concerning the Corporation’s Accountants” in the definitive Proxy Statement to be used in connection with the solicitation of proxies for the Corporation’s annual meeting of shareholders to be held on May 28, 2019, to be filed with the SEC on or around April 18, 2019, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended
December 31, 2018, 2017, and 2016 are included in Part II, Item 8 herein:

	(i)	Report of Independent Auditors

	(ii)	Consolidated Balance Sheets – December 31, 2018 and 2017

	(iii)	Consolidated Statements of Income – Years ended December 31, 2018, 2017, and 2016

	(iv)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2018, 2017, and
2016

	(v)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2018,
2017, and 2016

	(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2018, 2017, and 2016

	(vii)	Notes to Consolidated Financial Statements – December 31, 2018

(b)		Financial Statement Schedules

All applicable financial statement schedules required have been included in the Notes to the Consolidated
Financial Statements.

(c)		Exhibits:

The exhibits filed as part of this registration statement are as follows:

Exhibit Number	Description Of Exhibit

3.1	Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit 3.1 to the Corporation’s Form 10-KSB for the year ended December 31, 1996, previously filed with the SEC and incorporated herein by reference).

3.2	Bylaws of the Corporation, as amended.

10.1	Form of Directors’ Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation’s Form S-18 dated January 23, 1990, previously filed with the SEC and incorporated herein by reference).*

10.2	Directors and Executive Officers Stock Purchase Plan of the Corporation dated August 22, 2012 (included as Exhibit 4 to the Corporation’s Form S-8 dated October 11, 2012, previously filed with the SEC and incorporated herein by reference).*

10.3	Amendment No. 1 to Directors and Executive Officers Stock Purchase Plan of the Corporation dated March 23, 2016 (included as Exhibit 10.3 to the Corporation’s Form 10-K for the year ended December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.4	Supplemental Retirement Plan of the Corporation dated December 21, 1994 and Trust under the Corporation’s Supplemental Retirement Plan dated December 21, 1994 (included as Exhibit 10.11 to the Corporation’s Form 10-KSB for the year ended December 31, 1994, previously filed with the SEC and incorporated herein by reference).*

10.5

Amendment No. 1 to the Trust under the Corporation’s Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation’s Form 10-K for the year ended December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.6	Dividend Reinvestment and Share Purchase Plan of the Corporation, as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation’s Form S-3DPOS dated September 30, 1998, previously filed with the SEC and incorporated herein by reference).

10.7	Employment Agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation’s Form S-4 dated January 6, 2004, previously filed with the SEC and incorporated herein by reference).*

10.8	2013 Omnibus Incentive Plan of the Corporation (included as Appendix I to the Corporation’s Proxy Statement dated April 17, 2014, previously filed with the SEC and incorporated herein by reference).*

10.9	Employee Stock Ownership Plan and Trust of the Corporation, as amended and restated effective as of January 1, 2014 (included as Exhibit 10.10 to the Corporation’s Form 10-K for the year ended December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.10

Southwest Georgia Bank 401(k) Plan, as restated effective as of January 1, 2015 (included as Exhibit 10.11 to the Corporation’s Form 10-K for the year ended December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.11	Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2015; amended effective as of December 1, 2016 (included as Exhibit 10.12 to the Corporation’s Form 10-K for the year ended December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.12

Form of Restricted Stock Award Agreement (included as Exhibit 10.12 to the Corporation’s Form 10-K for the year ended December 31, 2017, previously filed with the SEC and incorporated herein by reference).*

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

Southwest Georgia Financial Corporation
(Corporation)

Date: March 29, 2019	By:	/s/ DeWitt Drew
DEWITT DREW
President and Chief Executive Officer

Date: March 29, 2019		/s/ Karen T. Boyd
KAREN T. BOYD
Senior Vice President and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ Roy Reeves	Date: March 29, 2019
ROY REEVES Chairman

/s/ Cecil H. Barber	Date: March 29, 2019
CECIL H. BARBER Vice Chairman

/s/ Richard L. Moss	Date: March 29, 2019
RICHARD L. MOSS Director

/s/ John J. Cole, Jr.	Date: March 29, 2019
JOHN J. COLE, JR. Director

/s/ Johnny R. Slocumb	Date: March 29, 2019
JOHNNY R. SLOCUMB Director

/s/ M. Lane Wear	Date: March 29, 2019
M. LANE WEAR Director

/s/ Marcus R. Wells	Date: March 29, 2019
MARCUS R. WELLS Director

Exhibit Index

Exhibit Number	Description of Exhibit

3.2	Bylaws of the Corporation, as amended.

21	Subsidiaries of the Corporation

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Principal Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Principal Financial Officer.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document