Form 10-Q
period 2019-03-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2019-05-14
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019

[ ]	Transition report pursuant to Section 13 or 15(d) of the Exchange Act.
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

Yes [ X ] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such fi les).Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Non-accelerated filer [X]
Accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At May 4, 2019
Common Stock, $1 Par Value	2,545,776

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2019

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – March 31, 2019 (unaudited) and
	December 31, 2018 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	ended March 31, 2019 and 2018.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months ended March 31, 2019 and 2018.	4

d.	Consolidated statements of changes in shareholders’ equity (unaudited) -
	for the three months ended March 31, 2019 and 2018.	5

d.	Consolidated statements of cash flows (unaudited) for the three months
	ended March 31, 2019 and 2018.	6

e.	Notes to Consolidated Financial Statements	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	44

ITEM 4.	CONTROLS AND PROCEDURES	45

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	46

SIGNATURE		46

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
March 31, 2019 and December 31, 2018
	(Unaudited)	(Audited)
	March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$11,348,240	$14,050,682
Interest-bearing deposits in other banks	37,666,935	21,448,110
Cash and cash equivalents	49,015,175	35,498,792

Certificates of deposit in other banks	2,732,000	2,732,000
Investment securities available for sale, at fair value	62,962,079	58,313,577
Investment securities held to maturity (fair value
approximates $35,674,367 and $37,010,327)	35,184,883	36,827,073
Federal Home Loan Bank stock, at cost	1,019,900	1,820,300
Total investment securities	99,166,862	96,960,950

Loans	377,711,765	376,767,688
Less: Unearned income	(17,390)	(17,451)
Allowance for loan losses	(3,366,927)	(3,428,869)
Loans, net	374,327,448	373,321,368

Premises and equipment, net	14,443,696	14,573,974
Foreclosed assets	127,605	127,605
Intangible assets	0	3,907
Bank owned life insurance	6,812,589	6,779,242
Other assets	4,445,793	4,835,329

Total assets	$551,071,168	$534,833,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Interest bearing business checking	$33,419,254	$28,070,871
NOW accounts	40,651,250	35,816,115
Money Market	163,903,769	158,730,044
Savings	33,580,463	31,848,588
Certificates of deposit $250,000 and over	16,831,531	16,264,681
Other time accounts	85,564,731	81,214,376
Total interest-bearing deposits	373,950,998	351,944,675
Noninterest-bearing deposits	114,667,559	103,694,910
Total deposits	488,618,557	455,639,585

Short-term borrowed funds	4,100,000	10,457,143
Long-term debt	9,600,000	21,171,429
Other liabilities	3,492,686	3,946,066
Total liabilities	505,811,243	491,214,223

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 2,545,776 shares issued	2,545,776	2,545,776
Capital surplus	18,418,995	18,418,995
Retained earnings	25,764,780	24,841,569
Accumulated other comprehensive loss	(1,469,626)	(2,187,396)
Total stockholders' equity	45,259,925	43,618,944

Total liabilities and stockholders' equity	$551,071,168	$534,833,167

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2019	2018
Interest income:
Interest and fees on loans	$5,121,187	$4,293,240
Interest on taxable securities available for sale	334,433	288,646
Interest on taxable securities held to maturity	54,058	28,147
Interest on tax exempt securities	237,772	291,004
Dividends	26,857	31,947
Interest on deposits in other banks	170,893	117,828
Interest on certificates of deposit in other banks	16,846	11,565
Total interest income	5,962,046	5,062,377

Interest expense:
Interest on deposits	1,050,306	372,473
Interest on federal funds purchased	6	6
Interest on other short-term borrowings	35,986	115,668
Interest on long-term debt	109,422	125,833
Total interest expense	1,195,720	613,980
Net interest income	4,766,326	4,448,397
Provision for loan losses	115,908	215,500
Net interest income after provision for loan losses	4,650,418	4,232,897

Noninterest income:
Service charges on deposit accounts	238,149	224,589
Income from trust services	56,606	58,833
Income from retail brokerage services	106,748	88,395
Income from insurance services	436,649	388,239
Income from mortgage banking services	0	620
Net gain (loss) on sale or disposition of assets	898	(7,155)
Net gain on extinguishment of debt	143,031	0
Other income	254,966	240,883
Total noninterest income	1,237,047	994,404

Noninterest expense:
Salaries and employee benefits	2,496,204	2,341,119
Occupancy expense	314,509	289,426
Equipment expense	308,020	190,269
Data processing expense	403,553	353,790
Amortization of intangible assets	3,907	3,906
Other operating expenses	889,398	817,068
Total noninterest expenses	4,415,591	3,995,578
Income before income taxes	1,471,874	1,231,723
Provision for (benefit from) income taxes	243,168	(643)
Net income	$1,228,706	$1,232,366

Earnings per share of common stock:
Net income, basic	$0.48	$0.48
Net income, diluted	$0.48	$0.48
Dividends paid per share	$0.12	$0.11
Weighted average shares outstanding	2,545,776	2,544,922
Diluted average shares outstanding	2,545,776	2,544,922

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
	2019	2018

Net income	$1,228,706	$1,232,366
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investment securities available for sale	908,569	(973,869)
Less: Tax effect	190,799	(204,513)
Total other comprehensive income (loss), net of tax	717,770	(769,356)
Total comprehensive income	$1,946,476	$463,010

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

for the three months ended March 31, 2019 and March 31, 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at Dec. 31, 2017	$4,293,835	$31,701,533	$33,020,030	$(1,629,619)	$(26,242,793)	$41,142,986
Net Income	—	—	1,232,366	—	—	1,232,366
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(769,356)	—	(769,356)
Cash dividend declared $.11 per share	—	—	(280,035)	—	—	(280,035)
Retirement of treasury stock	(1,748,059)	(12,994,133)	(11,500,601)	—	26,242,793	—
Balance at Mar. 31, 2018	$2,545,776	$18,707,400	$22,471,760	$(2,398,975)	$0	$41,325,961
Balance at Dec. 31, 2018	$2,545,776	$18,418,995	$24,841,569	$(2,187,396)	$0	$43,618,944
Net Income	—	—	1,228,706	—	—	1,228,706
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	717,770	—	717,770
Cash dividend declared $.12 per share	—	—	(305,495)	—	—	(305,495)
Balance at Mar. 31, 2019	$2,545,776	$18,418,995	$25,764,780	$(1,469,626)	$0	$45,259,925

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months
	Ended March 31,
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	2019	2018
Net income	$1,228,706	$1,232,366
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	115,908	215,500
Depreciation	303,750	237,452
Net amortization of investment securities	63,560	90,812
Income on cash surrender value of bank owned life insurance	(33,347)	(41,556)
Amortization of intangibles	3,907	3,906
(Gain) loss on sale/writedown of foreclosed assets	(898)	7,521
Net gain on extinguishment of debt	(143,031)	0
Change in:
Other assets	183,666	267,377
Other liabilities	(453,128)	(565,517)
Net cash provided by operating activities	1,269,093	1,447,861

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	1,628,603	649,921
Proceeds from calls, paydowns and maturities of securities AFS	175,813	125,115
Proceeds from Federal Home Loan Bank stock repurchase	840,900	0
Purchase of securities available for sale	(3,965,719)	(3,011,243)
Purchase of Federal Home Loan Bank Stock	(40,500)	(36,600)
Net change in loans	(1,121,988)	(5,477,008)
Purchase of premises and equipment	(178,472)	(966,591)
Proceeds from sales of fixed assets and foreclosed assets	20,717	954,791
Net cash used by investing activities	(2,640,646)	(7,761,615)

Cash flows from financing activities:
Net change in deposits	32,978,972	21,442,815
Payment of short-term portion of long-term debt	(7,283,601)	0
Payment for early retirement of long-term debt	(11,501,940)	0
Proceeds from issuance of short-term debt	1,000,000	0
Cash dividends paid	(305,495)	(280,035)
Net cash provided by financing activities	14,887,936	21,162,780

Increase in cash and cash equivalents	13,516,383	14,849,026
Cash and cash equivalents - beginning of period	35,498,792	34,138,421
Cash and cash equivalents - end of period	$49,015,175	$48,987,447

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$0	$376,050
Unrealized gain (loss) on securities available for sale	$908,569	$(973,869)
Net reclass between short and long-term debt	$0	$1,500,000
Retirement of treasury stock	$0	$26,242,793
Receivable from sale of guaranteed foreclosed asset	$0	$172,616

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and changes in financial position in conformity with generally accepted accounting principles. The interim financial statements furnished reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. The interim consolidated financial statements should be read in conjunction with the Corporation’s 2018 Annual Report on Form 10K.

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

Cash and Cash Equivalents and Statement of Cash Flows

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were no uninsured deposits at March 31, 2019.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no valuation allowance for foreclosed asset losses at March 31, 2019. Foreclosed assets totaled $127,605 at March 31, 2019 and December 31, 2018.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. All intangibles were fully amortized as of March 31, 2019.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At March 31, 2019, and December 31, 2018, the policies had a value of $6,812,589 and $6,779,242, respectively, and were 15.1% and 15.5%, respectively, of shareholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $75,750 and $50,901 for the three month periods ended March 31, 2019 and 2018, respectively.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement – Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 provides guidance on accounting for the effects of the Tax Cuts and Jobs Act, which was enacted in December, 2017. The guidance allows reclassification of the tax effects that were stranded in accumulated other comprehensive income as a result of the tax rate change from accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018. The adoption of ASU 2018-02 had no material impact on the Corporation’s consolidated financial statements.

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

In March 2017, the FASB issued ASU No. 2017-08, Receivables – Nonrefundable Fees and Other Costs (Topic 310-20): Premium Amortization on Purchased Callable Debt Securities. This ASU shortens the amortization period for certain callable debt securities held at a premium. The premium on individual callable debt securities shall be amortized to the earliest call date. This guidance does not apply to securities for which prepayments are estimated on a large number of similar loans where prepayments are probable and reasonable estimable. The amendments in this update are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. This update should be adopted on a modified retrospective basis with a cumulative effect adjustment to retained earnings on the date of adoption. The adoption of ASU 2017-08 had no material impact on the Corporation’s consolidated financial statements.

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

In 2016, the FASB issued ASU 2016-02 – Leases (Topic 842). ASU 2016-02 amends the existing standards for lease accounting effectively requiring most leases be carried on the balance sheets of the related lessees by requiring them to recognize a right-of-use asset and a corresponding lease liability. ASU 2016-02 includes qualitative and quantitative disclosure requirements intended to provide greater insight into the nature of an entity’s leasing activities. The standard must be adopted using a modified retrospective transition with a cumulative-effect adjustment to equity as of the beginning of the period in which it is adopted. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those annual periods with early adoption permitted. The adoption of ASU No. 2016-02 had no material impact on the Corporation’s consolidated financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2019, and December 31, 2018.

March 31, 2019	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$3,965,670	$0	$0	$3,965,670
U.S. government agency securities	0	46,884,851	0	46,884,851
State and municipal securities	0	7,478,656	0	7,478,656
Residential mortgage-backed securities	0	4,632,902	0	4,632,902
Total	$3,965,670	$58,996,409	$0	$62,962,079

December 31, 2018	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$954,570	$0	$0	$954,570
U.S. government agency securities	0	45,207,005	0	45,207,005
State and municipal securities	0	7,377,935	0	7,377,935
Residential mortgage-backed securities	0	4,774,067	0	4,774,067
Total	$954,570	$57,359,007	$0	$58,313,577

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2019, and December 31, 2018.

March 31, 2019	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$127,605	$127,605
Impaired loans	0	0	3,504,692	3,504,692
Total assets at fair value	$0	$0	$3,632,297	$3,632,297

December 31, 2018	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$127,605	$127,605
Impaired loans	0	0	3,838,151	3,838,151
Total assets at fair value	$0	$0	$3,965,756	$3,965,756

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2019, and December 31, 2018:

		Estimated Fair Value
March 31, 2019	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$49,015	$49,015	$0	$0	$49,015
Certificates of deposit in other banks	2,732	2,732	0	0	2,732
Investment securities available for sale	62,962	3,966	58,996	0	62,962
Investment securities held to maturity	35,185	0	35,674	0	35,674
Federal Home Loan Bank stock	1,020	0	1,020	0	1,020
Loans, net	374,327	0	360,840	3,505	364,345
Bank owned life insurance	6,813	0	6,813	0	6,813
Liabilities:
Deposits	488,619	0	457,973	0	457,973
Federal Home Loan Bank advances	13,700	0	13,747	0	13,747

		Estimated Fair Value
December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,499	$35,499	$0	$0	$35,499
Certificates of deposit in other banks	2,732	2,732	0	0	2,732
Investment securities available for sale	58,314	955	57,359	0	58,314
Investment securities held to maturity	36,827	0	37,010	0	37,010
Federal Home Loan Bank stock	1,820	0	1,820	0	1,820
Loans, net	373,321	0	362,373	3,838	366,211
Bank owned life insurance	6,779	0	6,779	0	6,779
Liabilities:
Deposits	455,640	0	456,245	0	456,245
Federal Home Loan Bank advances	31,629	0	31,591	0	31,591

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

NOTE 3

Investment Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at March 31, 2019, and December 31, 2018, were as follows:

Securities Available For Sale:

March 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$3,963,014	$9,560	$6,904	$3,965,670
U.S. government agency securities	46,786,921	563,946	466,017	46,884,850
State and municipal securities	7,371,821	123,149	16,313	7,478,657
Residential mortgage-backed securities	4,587,762	48,726	3,586	4,632,902

Total debt securities AFS	$62,709,518	$745,381	$492,820	$62,962,079

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$982,044	$0	$27,474	$954,570
U.S. government agency securities	45,823,595	264,567	881,157	45,207,005
State and municipal securities	7,394,278	30,579	46,922	7,377,935
Residential mortgage-backed securities	4,769,668	21,579	17,180	4,774,067

Total debt securities AFS	$58,969,585	$316,725	$972,733	$58,313,577

Securities Held to Maturity:

March 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$29,216,837	$391,743	$26,272	$29,582,308
Residential mortgage-backed securities	5,968,046	124,896	883	6,092,059

Total securities HTM	$35,184,883	$516,639	$27,155	$35,674,367

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$30,582,785	$208,480	$67,434	$30,723,831
Residential mortgage-backed securities	6,244,288	49,490	7,282	6,286,496

Total securities HTM	$36,827,073	$257,970	$74,716	$37,010,327

The amortized cost and estimated fair value of securities at March 31, 2019, and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

March 31, 2019
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$3,140,872	$3,125,810
After one through five years	34,952,755	35,257,684
After five through ten years	19,183,448	19,097,610
After ten years	5,432,443	5,480,975

Total debt securities AFS	$62,709,518	$62,962,079

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$6,480,829	$6,489,447
After one through five years	11,885,478	12,001,454
After five through ten years	11,125,453	11,354,541
After ten years	5,693,123	5,828,925

Total securities HTM	$35,184,883	$35,674,367

December 31, 2018
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$2,147,059	$2,124,645
After one through five years	29,691,474	29,674,236
After five through ten years	21,585,776	20,968,318
After ten years	5,545,276	5,546,378

Total debt securities AFS	$58,969,585	$58,313,577

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$6,483,464	$6,497,910
After one through five years	12,885,021	12,961,209
After five through ten years	11,035,146	11,097,382
After ten years	6,423,442	6,453,826

Total securities HTM	$36,827,073	$37,010,327

The following tables summarize the activity of security sales by intention and year for the three months ended March 31, 2019, and 2018.

Securities Available For Sale:

	March 31, 2019	March 31, 2018

Proceeds of sales	$0	$0

Gross gains	$0	$0
Gross losses	0	0
Net gains (losses) on sales of available for sale securities	$0	$0

Securities Held to Maturity:

	March 31, 2019	March 31, 2018

Amortized cost of securities sold	$0	$0
Proceeds from sales	0	0

Net gains on sales of held to maturity securities	$0	$0

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

March 31, 2019	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$0	$0	$6,904	$975,660
U.S. government agency securities	0	0	466,017	22,346,327
State and municipal securities	0	0	16,313	1,831,683
Residential mortgage-backed securities	0	0	3,586	122,791
Total debt securities available for sale	$0	$0	$492,820	$25,276,461

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$0	$0	$26,272	$2,515,563
Residential mortgage-backed securities	0	0	883	304,019
Total securities held to maturity	$0	$0	$27,155	$2,819,582

December 31, 2018	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$0	$0	$27,474	$954,570
U.S. government agency securities	33,077	6,073,337	848,080	20,015,052
State and municipal securities	3,209	306,792	43,713	1,813,173
Residential mortgage-backed securities	14,199	3,032,237	2,981	129,410
Total debt securities available for sale	$50,485	$9,412,366	$922,248	$22,912,205

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$20,209	$7,359,536	$47,225	$2,782,627
Residential mortgage-backed securities	5,671	879,487	1,611	89,464
Total securities held to maturity	$25,880	$8,239,023	$48,836	$2,872,091

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

At March 31, 2019, thirty-four debt securities with unrealized losses have depreciated 1.8% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019		December 31, 2018

Commercial, financial and agricultural loans	$88,999,975	23.6%	$88,403,215	23.5%
Real estate:
Construction loans	26,092,085	6.9%	24,890,536	6.6%
Commercial mortgage loans	121,855,453	32.3%	123,477,369	32.8%
Residential loans	103,995,725	27.5%	103,347,898	27.4%
Agricultural loans	31,505,959	8.3%	31,561,686	8.4%
Consumer & other loans	5,262,568	1.4%	5,086,984	1.3%

Loans outstanding	377,711,765	100.0%	376,767,688	100.0%

Unearned interest and discount	(17,390)		(17,451)
Allowance for loan losses	(3,366,927)		(3,428,869)
Net loans	$374,327,448		$373,321,368

The Corporation’s only significant concentration of credit at March 31, 2019, occurred in real estate loans which totaled $283,449,222 compared with $283,277,489 at December 31, 2018. However, this amount was not concentrated in any specific segment within the market or geographic area.

At March 31, 2019, the lendable collateral value of the 1 – 4 family and multifamily mortgage loans that were pledged to FHLB to secure outstanding advances was $66,722,482. FHLB has a blanket lien on the 1 – 4 family and multifamily portfolios, which totaled $115,773,588.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at March 31, 2019.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$35,327,184
After one year but within five years	54,757,452
After five years	25,007,424

Total	$115,092,060

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at March 31, 2019.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 76,439,177	$ 3,325,699	$ 79,764,876

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

Loans placed on nonaccrual status amounted to $905,068 and $1,204,861 at March 31, 2019, and December 31, 2018, respectively. There were no past due loans over ninety days and still accruing at March 31, 2019, or December 31, 2018. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $9,896 for March 31, 2019, and $64,015 for December 31, 2018.

The following tables present an age analysis of past due loans still accruing interest and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of March 31, 2019
	30-89 Days Past Due	90 Days or Greater	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$556,388	$0	$556,388	$0	$88,443,587	$88,999,975
Real estate:
Construction loans	536,090	0	536,090	0	25,555,995	26,092,085
Commercial mortgage loans	204,250	0	204,250	839,854	120,811,349	121,855,453
Residential loans	1,638,063	0	1,638,063	65,214	102,292,448	103,995,725
Agricultural loans	193,800	0	193,800	0	31,312,159	31,505,959
Consumer & other loans	31,862	0	31,862	0	5,230,706	5,262,568

Total loans	$3,160,453	$0	$3,160,453	$905,068	$373,646,244	$377,711,765

	Age Analysis of Past Due Loans As of December 31, 2018
	30-89 Days Past Due	90 Days or Greater	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$247,397	$0	$247,397	$36,157	$88,119,661	$88,403,215
Real estate:
Construction loans	0	0	0	0	24,890,536	24,890,536
Commercial mortgage loans	0	0	0	1,022,550	122,454,819	123,477,369
Residential loans	1,560,913	0	1,560,913	146,154	101,640,831	103,347,898
Agricultural loans	321,319	0	321,319	0	31,240,367	31,561,686
Consumer & other loans	36,654	0	36,654	0	5,050,330	5,086,984

Total loans	$2,166,283	$0	$2,166,283	$1,204,861	$373,396,544	$376,767,688

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

At March 31, 2019, and December 31, 2018, impaired loans amounted to $4,332,409 and $4,356,381, respectively. A reserve amount of $827,717 and $518,230 was recorded in the allowance for loan losses for these impaired loans as of March 31, 2019, and December 31, 2018, respectively.

The following tables present impaired loans, segregated by class of loans as of March 31, 2019, and December 31, 2018:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
March 31, 2019	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$1,420,052	$78,507	$1,254,891	$1,333,398	$562,925	$461,763	$8,225
Real estate:
Construction loans	393,898	273,098	0	273,098	0	273,098	5,253
Commercial mortgage loans	1,661,727	346,979	954,250	1,301,229	38,678	1,097,539	9,701
Residential loans	1,432,181	327,454	1,083,815	1,411,269	225,215	1,318,080	28,979
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	13,415	0	13,415	13,415	899	13,415	346

Total loans	$4,921,273	$1,026,038	$3,306,371	$4,332,409	$827,717	$3,163,895	$52,504

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2018	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$184,899	$87,525	$568,816	$656,341	$276,392	$370,038	$52,411
Real estate:
Construction loans	402,234	281,434	0	281,434	0	281,434	25,364
Commercial mortgage loans	1,787,305	1,277,611	333,892	1,611,503	51,854	1,544,299	45,403
Residential loans	1,801,002	1,027,647	752,443	1,780,090	188,368	1,594,390	127,806
Agricultural loans	12,526	12,526	0	12,526	0	12,526	5,530
Consumer & other loans	0	0	14,487	14,487	1,616	14,487	820

Total loans	$4,187,966	$2,686,743	$1,669,638	$4,356,381	$518,230	$3,817,174	$257,334

At March 31, 2018, the year-to-date average recorded investment of impaired loans was $3,803,413 and the interest income received during impairment was $59,744.

At March 31, 2019, and December 31, 2018, included in impaired loans were $4,275 and $7,458, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at March 31, 2019, and December 31, 2018, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of March 31, 2019, and December 31, 2018. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	March 31, 2019
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$4,275	$0	1	$4,275	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0
Total TDR’s	$4,275	$0	1	$4,275	0	$0

	December 31, 2018
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$5,570	$0	1	$5,570	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	1,888	0	1	1,888	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0
Total TDR’s	$7,458	$0	2	$7,458	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at March 31, 2019, and December 31, 2018.

	March 31, 2019				December 31, 2018
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	1	4,275	0	0	1	1,888	0	0
Forbearance of interest	0	0	0	0	1	5,570	0	0
Total	1	$4,275	0	$0	2	$7,458	0	$0

As of March 31, 2019, and December 31, 2018, the Corporation had a balance of $4,275 and $7,458, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at March 31, 2019, and December 31, 2018. The Corporation had $4,275 in the allowance for loan losses allocated to such troubled debt restructurings at March 31, 2019, and no balance allocated at December 31, 2018. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of March 31, 2019.

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

The following tables present internal loan grading by class of loans as of March 31, 2019, and December 31, 2018:

March 31, 2019	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,389,477	$0	$0	$22,656	$0	$199,257	$1,611,390
Grade 2- Above Avg.	0	0	0	0	0	43,134	43,134
Grade 3- Acceptable	23,896,901	2,140,022	28,634,023	26,258,915	17,060,292	1,815,446	99,805,599
Grade 4- Fair	62,003,261	23,429,965	88,485,618	73,773,119	14,445,667	3,184,099	265,321,729
Grade 5a- Watch	758,902	273,098	1,908,525	2,006,308	0	14,950	4,961,783
Grade 5b- OAEM	244,637	0	0	0	0	0	244,637
Grade 6- Substandard	702,441	249,000	2,400,340	712,620	0	4,397	4,068,798
Grade 7- Doubtful	4,356	0	426,947	1,222,107	0	1,285	1,654,695
Total loans	$88,999,975	$26,092,085	$121,855,453	$103,995,725	$31,505,959	$5,262,568	$377,711,765

December 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,237,602	$0	$0	$22,905	$0	$210,045	$1,470,552
Grade 2- Above Avg.	0	0	0	0	0	43,711	43,711
Grade 3- Acceptable	23,821,846	1,860,003	30,398,565	25,839,646	16,863,356	1,151,239	99,934,655
Grade 4- Fair	58,753,931	22,749,099	88,122,957	73,114,310	14,698,330	3,657,108	261,095,735
Grade 5a- Watch	473,616	0	2,411,710	722,441	0	6,206	3,613,973
Grade 5b- OAEM	3,079,098	0	446,841	1,299,587	0	2,168	4,827,694
Grade 6- Substandard	787,309	281,434	2,097,296	2,349,009	0	16,507	5,531,555
Grade 7- Doubtful	249,813	0	0	0	0	0	249,813
Total loans	$88,403,215	$24,890,536	$123,477,369	$103,347,898	$31,561,686	$5,086,984	$376,767,688

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three-month period ended March 31, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.19% for the three months ended March 31, 2019, compared with 0.13% at December 31, 2018.

Three months ended March 31, 2019:

March 31, 2019	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2018	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Charge-offs	0	0	184,696	0	0	0	184,696
Recoveries	2,696	0	3,368	0	0	782	6,846
Net charge-offs	(2,696)	0	181,328	0	0	(782)	177,850
Provisions charged to operations	98,375	0	48,695	0	(31,998)	836	115,908
Balance at end of period, March 31, 2019	$503,322	$1,043,027	$1,077,669	$458,871	$76,880	$207,158	$3,366,927

Ending balance -
Individually evaluated for impairment	$562,925	$0	$38,678	$225,215	$0	$899	$827,717
Collectively evaluated for impairment	(59,603)	1,043,027	1,038,991	233,656	76,880	206,259	2,539,210
Balance at end of period	$503,322	$1,043,027	$1,077,669	$458,871	$76,880	$207,158	$3,366,927

Loans :
Ending balance -
Individually evaluated for impairment	$1,333,398	$273,098	$1,301,229	$1,411,269	$0	$13,415	$4,332,409
Collectively evaluated for impairment	87,666,577	25,818,987	120,554,224	102,584,456	31,505,959	5,249,153	373,379,356
Balance at end of period	$88,999,975	$26,092,085	$121,855,453	$103,995,725	$31,505,959	$5,262,568	$377,711,765

At March 31, 2019, of the $4,381,133 loans that were individually evaluated for impairment, only $4,332,409 were deemed impaired.

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2018.

December 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Charge-offs	548,460	783	43,349	6,909	0	6,844	606,345
Recoveries	12,025	0	590	0	147,252	2,215	162,082
Net charge-offs	536,435	783	42,759	6,909	(147,252)	4,629	444,263
Provisions charged to operations	614,426	727	196,466	49,306	(49,934)	18,509	829,500
Balance at end of period, December 31, 2018	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Ending balance -
Individually evaluated for impairment	$276,392	$0	$51,854	$188,368	$0	$1,616	$518,230
Collectively evaluated for impairment	125,859	1,043,027	1,158,448	270,503	108,878	203,924	2,910,639
Balance at end of period	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Loans :
Ending balance -
Individually evaluated for impairment	$656,341	$281,434	$1,611,503	$1,929,214	$12,526	$14,487	$4,505,505
Collectively evaluated for impairment	87,746,874	24,609,102	121,865,866	101,418,684	31,549,160	5,072,497	372,262,183
Balance at end of period	$88,403,215	$24,890,536	$123,477,369	$103,347,898	$31,561,686	$5,086,984	$376,767,688

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the first quarter 2019, noninterest income, at 17.2% of the Corporation’s total revenue, increased as most sources of noninterest income improved when compared with the first quarter 2018.

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

The Corporation’s nonperforming assets were $1.03 million at the end of March 31, 2019, down from $1.33 million at December 31, 2018, due to a decrease of $300 thousand in nonaccrual loans and down $473 thousand when compared with the first quarter 2018 due to nonaccrual loans decreasing $601 thousand and foreclosed assets increasing $128 thousand.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of March 31, 2019, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at March 31, 2019, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At March 31, 2019, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the three months ended March 31, 2019, total capital increased $1.641 million to $45.3 million and increased $3.93 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.21% as of March 31, 2019, and average equity-to-average asset ratio for the first quarter ending March 31, 2019, of 8.19%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending March 31, 2019, was $1.2 million, down $4 thousand from net income of $1.2 million for the first quarter of 2018. Net interest income grew over 7% to $4.8 million due primarily to a $45.3 million growth in average loans and increases in noninterest income and noninterest expense of $243 thousand and $420 thousand, respectively, and a decrease in provision for loan loss of $100 thousand.

On a per share basis, net income for the first quarter remained flat compared to the same quarter in 2018 at $0.48 per diluted share. The weighted average common diluted shares outstanding for the quarter were 2.546 million, up from 2.545 million first quarter last year. In the first quarter of 2018, the Corporation retired its treasury stock. The number of treasury shares retired was 1,748,059.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr	1st Qtr
	2019	2018	2018	2018	2018
Return on average total assets	0.91%	0.85%	0.90%	0.91%	0.99%
Return on average total equity	11.06%	10.48%	10.74%	11.00%	11.89%
Average shareholders’ equity to Average total assets	8.19%	8.09%	8.36%	8.28%	8.33%
Net interest margin (tax equivalent)	3.82%	3.94%	4.08%	3.96%	4.05%

Comparison of Statements of Income for the Quarter

Total interest income increased $900 thousand to $6 million for the three months ended March 31, 2019, compared with the same period in 2018, reflecting an increase in interest income and fees on loans of $828 thousand. Interest on deposits and certificates of deposit in other banks increased $53 thousand and $5 thousand, respectively, when compared with the first quarter of 2018. Also, interest income and dividends from investment securities increased $13 thousand compared with the same period last year.

Total interest expense increased $582 thousand, or 95%, to $1.2 million in the first quarter of 2019 compared with the same period in 2018. Interest paid on deposits increased $678 thousand, or 182%, during the first quarter of 2019 due to a 46 basis point increase in rate paid on interest-bearing deposits as well as an $86.1 million increase in average interest-bearing deposit volume compared with the first quarter of 2018. Total interest on borrowings decreased $96 thousand compared with the same quarter in 2018 due to a $22.4 million lower average volume of Federal Home Loan Bank Advances.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $4.8 million for the first quarter of 2019 compared with $4.4 million in net interest income in the 2018 first quarter. Net interest income after provision for loan losses for the first quarter of 2019 was $4.7 million compared with $4.2 million for the same period in 2018 as the first quarter provision for loan losses was down $100 thousand to $116 thousand in 2019. The Corporation’s net interest margin was 3.82% for the first quarter of 2019, down 16 basis points from the same period last year. The lower net interest margin was primarily related to the 46 basis point increase in rates paid on interest bearing deposits mentioned previously.

Noninterest income, at 17.2% of the Corporation’s total revenue for the quarter, was $1.2 million for the first quarter, up $243 thousand compared with the same period in 2018. The increase in noninterest income was primarily the result of a $143 thousand gain on the extinguishment of debt recognized. Also contributing to the increase was a $14 thousand increase in income from service charges on deposit accounts and a $48 thousand increase in income from insurance services. Income from retail brokerage services, other income, and net gain or loss on the sale or disposition of assets increased by $18 thousand, $14 thousand, and $8 thousand, respectively, compared with the first quarter last year. Partially offsetting these increases was a $2 thousand decrease in income from trust services compared with the first quarter last year.

Noninterest expense was $4.4 million for the first quarter of 2019, an increase of $420 thousand when compared with the first quarter of 2018. The largest component of noninterest expense, salaries and employee benefits, increased $155 thousand to $2.5 million for the first quarter of 2019 as hourly wages increased and management made a number strategic hires to support the Corporation.  Equipment, data processing, and other expenses increased $118 thousand, $50 thousand, and $72 thousand, respectively. The increase in equipment are due to an increase in depreciation expense and maintenance on new equipment purchased to support technological advances. Also contributing to the increase is occupancy expense which increased $25 thousand when compared to first quarter 2018.

Comparison of Financial Condition Statements

At March 31, 2019, total assets were $551.1 million, a $16.2 million increase from December 31, 2018. Interest-bearing deposits in other banks grew $16.2 million and total loans increased $1.0 million which was primarily funded by an increase in total deposits of $33 million at March 31, 2019, mostly in money market and noninterest-bearing deposit accounts.

Total loans increased $1.0 million to $377.7 million at March 31, 2019, compared with $376.8 million at December 31, 2018. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 68.5% of total assets at March 31, 2019.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 25.3% of total assets at March 31, 2019. Compared with December 31, 2018, interest-bearing deposits in other banks increased $16.2 million and investment securities increased $2.2 million while certificates of deposit in other banks remained flat. This resulted in an overall increase in investments of $18.4 million since December 31, 2018.

Deposits increased to $488.6 million at the end of the first quarter of 2019, up $33 million from the end of 2018. The increase was primarily in interest bearing business checking accounts of $5.3 million, money market deposit accounts of $5.2 million, and noninterest-bearing deposits of $11 million. NOW accounts, savings accounts and total certificates of deposit accounts also increased $4.8 million, $1.7 million, and $4.9 million, respectively, compared with December 31, 2018. At March 31, 2019, total deposits represented 88.7% of total assets.

Total debt decreased $17.9 million when compared with the year-end 2018. Short-term borrowed funds consist of Federal Home Loan Bank advances of $3.1 million and $1 million in borrowings from First National Bankers Bank as of March 31, 2019, compared with $10.5 million at December 31, 2018. $1.6 million of short-term borrowings are short-term portions of long-term principal reducing Federal Home Loan Bank advances. The Corporation will repay the Federal Home Loan Bank long-term advances as scheduled. The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	March 31,	December 31,	March 31,
	2019	2018	2018

Advance from FHLB with a 1.259% fixed rate of interest maturing September 30, 2020 (principal reducing hybrid advance with principal reductions of $1.6 million).	$1,600,000	$1,600,000	$3,200,000

Advance from FHLB with a 1.9425% fixed rate of interest maturing December 16, 2022 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	0	2,571,429	3,428,571

Advance from FHLB with a 1.419% fixed rate of interest maturing August 30, 2023 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	0	0	4,285,715

Advance from FHLB with a 1.60% fixed rate of interest maturing July 10, 2019.	0	0	1,500,000

Advance from FHLB with a 1.80% fixed rate of interest maturing July 10, 2020.	2,000,000	2,000,000	2,000,000

Advance from FHLB with a 1.925% fixed rate of interest maturing September 28, 2022 (principal reducing hybrid advance with principal reductions of $2.0 million annually).	0	6,000,000	8,000,000

Advance from FHLB with a 2.337% fixed rate of interest maturing December 5, 2024 (principal reducing hybrid advance with principal reductions of $857 thousand annually).	0	0	5,142,857

Advance from FHLB with a 3.018% fixed rate of interest maturing September 17, 2021.	0	3,000,000	0

Advance from FHLB with a 3.192% fixed rate of interest maturing September 20, 2023.	3,000,000	3,000,000	0

Advance from FHLB with a 3.4% fixed rate of interest maturing September 20, 2025.	3,000,000	3,000,000	0

Total long-term debt	$9,600,000	$21,171,429	$27,557,143

Due to an increase in liquidity, the Corporation elected to retire a portion of its long-term debt prior to maturity. During the three months ended March 31, 2019, $11,571,429 was retired early, and the Corporation recognized a net gain of $143,031 on the early retirement. There were no early retirements of long-term debt during the three months ended March 31, 2018.

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 0.89% of total loans outstanding at March 31, 2019, compared with 0.91% at December 31, 2018, and 0.95% at March 31, 2018. In the 2019 first quarter, net charge-offs were $178 thousand compared with net charge-offs of $89 thousand in the first quarter of 2018. Management considers the allowance for loan losses as of March 31, 2019, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.0 million, or 0.19% of total assets, in the first quarter of 2019, down from $1.3 million, or 0.25% of total assets, at the end of 2018, and down from $1.5 million, or 0.30% of total assets in the same period last year. Nonaccrual loans were $905 thousand in the first quarter of 2019 mostly concentrated in two commercial customer relationships totaling $840 thousand.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	March 31, 2019	December 31, 2018
Commitments to extend credit	$37,544	$39,418
Standby letters of credit and financial guarantees	$4,280	$4,343

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

As of March 31, 2019, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 13.14%, which is 3.1 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements. The Corporation’s and the Bank’s risk-based capital ratios as of March 31, 2019, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
	Southwest
	Georgia	Southwest		Required Minimum
	Financial	Georgia	For Well	Capital
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Plus Buffer
Common Equity Tier 1 capital	12.26%	11.70%	6.50%	7.00%
Tier 1 capital	12.26%	11.70%	8.00%	8.50%
Total risk-based capital	13.14%	12.58%	10.00%	10.50%
Tier 1 leverage ratio	8.61%	8.24%	5.00%	4.00%

(1) Corporation meets the requirements of the exemption as a small bank holding company.

In March 2019, the Corporation paid a quarterly cash dividend of $0.12 per common share. A cash dividend of $0.12 per common share was also paid in December, September, June 2018 and $0.11 cash dividend per common share was paid in March 2018. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of March 31, 2019, was included in Item 8 of the form 10K , dated December 31, 2018, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

The annual report form 10K, dated December 31, 2018, does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Corporation to provide only management’s report in the annual report.

Changes in Internal Control over Financial Reporting

No changes were made to the Corporation’s internal control over financial reporting during this quarter that materially affected or could reasonably likely to materially affect the Corporation’s internal controls over financial reporting.

PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at March 31, 2019, and December 31, 2018; (ii) Consolidated Statements of Income for the three months ended March 31, 2019, and 2018; (iii) Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019, and 2018; (iv) Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and 2018; and (v) Notes to Consolidated Financial Statements.

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

Date: May 14, 2019