Form 10-Q
period 2019-06-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2019-08-13
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class	Outstanding At August 7, 2019
Common Stock, $1 Par Value	2,545,776

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2019

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – June 30, 2019 (unaudited) and
	December 31, 2018 (audited).	2

b.	Consolidated statements of income (unaudited) – for the three months
	and six months ended June 30, 2019 and 2018.	3

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and six months ended June 30, 2019 and 2018.	4
d.	Consolidated statements of changes in shareholders’ equity (unaudited) – for the three and six months ended June 30, 2019 and 2018.	5
e.	Consolidated statements of cash flows (unaudited) for the six months
	ended June 30, 2019 and 2018.	7

f.	Notes to Consolidated Financial Statements	8

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	45

ITEM 4.	CONTROLS AND PROCEDURES	45

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	46

SIGNATURE		47

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
June 30, 2019 and December 31, 2018
	(Unaudited)	(Audited)
	June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$13,172,962	$14,050,682
Interest-bearing deposits in other banks	17,448,914	21,448,110
Cash and cash equivalents	30,621,876	35,498,792

Certificates of deposit in other banks	2,977,000	2,732,000
Investment securities available for sale, at fair value	73,712,634	58,313,577
Investment securities held to maturity (fair value
approximates $33,209,979 and $37,010,327)	32,546,072	36,827,073
Federal Home Loan Bank stock, at cost	1,869,900	1,820,300
Total investment securities	108,128,606	96,960,950

Loans	388,285,673	376,767,688
Less: Unearned income	(17,367)	(17,451)
Allowance for loan losses	(3,465,140)	(3,428,869)
Loans, net	384,803,166	373,321,368

Premises and equipment, net	14,263,995	14,573,974
Foreclosed assets	37,605	127,605
Intangible assets	0	3,907
Bank owned life insurance	6,846,072	6,779,242
Other assets	4,796,508	4,835,329

Total assets	$552,474,828	$534,833,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Interest bearing business checking	$31,308,389	$28,070,871
NOW accounts	20,772,381	35,816,115
Money Market	156,449,201	158,730,044
Savings	33,593,374	31,848,588
Certificates of deposit $250,000 and over	27,257,249	16,264,681
Other time accounts	80,967,174	81,214,376
Total interest-bearing deposits	350,347,768	351,944,675
Noninterest-bearing deposits	117,289,695	103,694,910
Total deposits	467,637,463	455,639,585

Short-term borrowed funds	6,314,286	10,457,143
Long-term debt	27,385,714	21,171,429
Other liabilities	4,078,930	3,946,066
Total liabilities	505,416,393	491,214,223

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 2,545,776 shares issued	2,545,776	2,545,776
Capital surplus	18,418,995	18,418,995
Retained earnings	26,757,498	24,841,569
Accumulated other comprehensive loss	(663,834)	(2,187,396)
Total stockholders' equity	47,058,435	43,618,944

Total liabilities and stockholders' equity	$552,474,828	$534,833,167

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:	2019	2018	2019	2018
Interest and fees on loans	$5,327,565	$4,471,832	$10,448,751	$8,765,072
Interest on taxable securities available for sale	373,062	320,337	707,496	608,983
Interest on taxable securities held to maturity	52,613	25,661	106,671	53,808
Interest on tax exempt securities	225,971	279,079	463,742	570,082
Dividends	21,096	35,548	47,953	67,495
Interest on deposits in other banks	129,677	148,177	300,570	266,005
Interest on certificates of deposit in other banks	17,453	11,693	34,300	23,259
Total interest income	6,147,437	5,292,327	12,109,483	10,354,704

Interest expense:
Interest on deposits	974,632	481,273	2,024,938	853,747
Interest on federal funds purchased	6	2	12	8
Interest on other short-term borrowings	37,360	117,525	73,346	233,192
Interest on long-term debt	83,163	126,659	192,586	252,492
Total interest expense	1,095,161	725,459	2,290,882	1,339,439
Net interest income	5,052,276	4,566,868	9,818,601	9,015,265
Provision for loan losses	250,390	140,000	366,298	355,500
Net interest income after provision for loan losses	4,801,886	4,426,868	9,452,303	8,659,765

Noninterest income:
Service charges on deposit accounts	229,841	266,369	467,990	490,959
Income from trust services	55,321	63,018	111,926	121,850
Income from retail brokerage services	87,955	96,793	194,703	185,188
Income from insurance services	456,336	417,177	892,984	805,417
Income from mortgage banking services	0	623	0	1,243
Net gain on sale or disposition of assets	243,830	7,254	244,728	99
Net gain on extinguishment of debt	0	0	143,031	0
Other income	233,983	208,831	488,949	449,713
Total noninterest income	1,307,266	1,060,065	2,544,311	2,054,469

Noninterest expense:
Salaries and employee benefits	2,584,434	2,388,128	5,080,638	4,729,247
Occupancy expense	319,059	294,644	633,569	584,069
Equipment expense	310,549	187,191	618,569	377,460
Data processing expense	405,260	351,117	808,813	704,908
Amortization of intangible assets	0	3,906	3,907	7,812
Other operating expenses	931,176	906,928	1,820,573	1,723,995
Total noninterest expenses	4,550,478	4,131,914	8,966,069	8,127,491
Income before income taxes	1,558,674	1,355,019	3,030,545	2,586,743
Provision for income taxes	260,462	207,332	503,630	206,689
Net income	$1,298,212	$1,147,687	$2,526,915	$2,380,054

Earnings per share of common stock:
Net income, basic	$0.51	$0.45	$0.99	$0.93
Net income, diluted	$0.51	$0.45	$0.99	$0.93
Dividends paid per share	$0.12	$0.12	$0.24	$0.23
Weighted average shares outstanding	2,545,776	2,545,776	2,545,776	2,545,351
Diluted average shares outstanding	2,545,776	2,545,776	2,545,776	2,545,351

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2019	2018	2019	2018

Net income	$1,298,212	$1,147,687	$2,526,915	$2,380,054
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investment securities available for sale	1,019,990	(297,127)	1,928,559	(1,270,997)
Less: Tax effect	214,198	(62,397)	404,997	(266,910)
Total other comprehensive income (loss), net of tax	805,792	(234,730)	1,523,562	(1,004,087)
Total comprehensive income	$2,104,004	$912,957	$4,050,477	$1,375,967

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

for the three months ended June 30, 2019 and June 30, 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at Mar. 31, 2018	$2,545,776	$18,707,400	$22,471,760	$(2,398,975)	$—	$41,325,961
Net Income	—	—	1,147,687	—	—	1,147,687
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(234,731)	—	(234,731)
Cash dividend declared $.12 per share	—	—	(304,840)	—	—	(304,840)
Retirement of treasury stock	—	—	—	—	—	—
Balance at Jun. 30, 2018	$2,545,776	$18,707,400	$23,314,607	$(2,633,706)	$—	$41,934,077
Balance at Mar. 31, 2019	$2,545,776	$18,418,995	$25,764,780	$(1,469,626)	$—	$45,259,925
Net Income	—	—	1,298,212	—	—	1,298,212
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	805,792	—	805,792
Cash dividend declared $.12 per share	—	—	(305,494)	—	—	(305,494)
Balance at Jun. 30, 2019	$2,545,776	$18,418,995	$26,757,498	$(663,834)	$—	$47,058,435

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

for the six months ended June 30, 2019 and June 30, 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at Dec. 31, 2017	$4,293,835	$31,701,533	$33,020,030	$(1,629,619)	$(26,242,793)	$41,142,986
Net Income	—	—	2,380,054	—	—	2,380,054
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(1,004,087)	—	(1,004,087)
Cash dividend declared $.23 per share	—	—	(584,876)	—	—	(584,876)
Retirement of treasury stock	(1,748,059)	(12,994,133)	(11,500,601)	—	26,242,793	—
Balance at Jun. 30, 2018	$2,545,776	$18,707,400	$23,314,607	$(2,633,706)	$—	$41,934,077
Balance at Dec. 31, 2018	$2,545,776	$18,418,995	$24,841,569	$(2,187,396)	$—	$43,618,944
Net Income	—	—	2,526,915	—	—	2,526,915
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	1,523,562	—	1,523,562
Cash dividend declared $.24 per share	—	—	(610,986)	—	—	(610,986)
Balance at Jun. 30, 2019	$2,545,776	$18,418,995	$26,757,498	$(663,834)	$—	$47,058,435

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months
	Ended June 30,
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	2019	2018
Net income	$2,526,915	$2,380,054
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	366,298	355,500
Depreciation	607,500	474,903
Net amortization of investment securities	140,392	185,548
Income on cash surrender value of bank owned life insurance	(66,830)	(82,239)
Amortization of intangibles	3,907	7,812
Loss on sale/writedown of foreclosed assets	5,850	6,789
Net gain on disposal of fixed assets	(250,578)	(6,888)
Net gain on extinguishment of debt	(143,031)	0
Change in:
Other assets	(380,247)	282,059
Other liabilities	133,368	(140,255)
Net cash provided by operating activities	2,943,544	3,463,283

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	4,257,355	4,070,107
Proceeds from calls, paydowns and maturities of securities AFS	540,971	354,244
Proceeds from Federal Home Loan Bank stock repurchase	840,900	0
Purchase of securities held to maturity	0	(752,889)
Purchase of securities available for sale	(14,128,215)	(6,744,149)
Purchase of Federal Home Loan Bank Stock	(890,500)	(36,600)
Purchase of certificates of deposit in other banks	(245,000)	0
Net change in loans	(11,848,096)	(16,285,700)
Purchase of premises and equipment	(440,881)	(1,931,714)
Proceeds from sales of fixed assets and foreclosed assets	491,655	957,611
Net cash used by investing activities	(21,421,811)	(20,369,090)

Cash flows from financing activities:
Net change in deposits	11,997,878	18,430,694
Payment of short-term portion of long-term debt	(37,283,601)	0
Payment for early retirement of long-term debt	(11,501,940)	0
Proceeds from issuance of short-term debt	33,214,286	0
Proceeds from issuance of long-term debt	17,785,714	0
Cash dividends paid	(610,986)	(584,876)
Net cash provided by financing activities	13,601,351	17,845,818

Increase (decrease) in cash and cash equivalents	(4,876,916)	940,011
Cash and cash equivalents - beginning of period	35,498,792	35,078,432
Cash and cash equivalents - end of period	$30,621,876	$36,018,443

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$0	$413,655
Unrealized gain (loss) on securities available for sale	$1,928,559	$(1,270,997)
Net reclass between short and long-term debt	$0	$1,500,000
Retirement of treasury stock	$0	$26,242,793
Receivable from sale of guaranteed foreclosed asset	$0	$172,616
Sales of fixed assets through loans	$0	$13,000

7

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

The Corporation’s primary business is providing banking services through the Bank to individuals and businesses principally in the counties of Colquitt, Baker, Worth, Lowndes, Tift and the surrounding counties of southwest Georgia. The Bank operates six branch offices in its trade area. In Valdosta, Georgia, lending services are offered at our Commercial Banking Center at 3520 N Valdosta Road, located next door to the branch. Trust and retail brokerage services are offered at an office building located at 25 2nd Avenue SW in Moultrie.

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

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were no uninsured deposits at June 30, 2019.

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

During second quarter 2019, the Corporation sold a parcel of vacant land in Moultrie, Georgia, for $387,938 and recorded a gain on the sale in the amount of $266,224.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no valuation allowance for foreclosed asset losses at June 30, 2019. Foreclosed assets totaled $37,605 at June 30, 2019 and $127,605 at December 31, 2018.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. All intangibles were fully amortized as of June 30, 2019.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At June 30, 2019, and December 31, 2018, the policies had a value of $6,846,072 and $6,779,242, respectively, and were 14.5% and 15.5%, respectively, of shareholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $81,036 and $156,786 for the three and six month periods ended June 30, 2019, respectively.

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

As of June 30, 2019, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since June 30, 2019, that management believes has changed the Bank’s status as “well-capitalized.” The capital ratios of the Corporation and Bank are presented in Management Discussion and Analysis of the Corporation’s Notes to Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the CECL model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2016-13 is being reviewed for any material impact on the Corporation’s consolidated financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018.

June 30, 2019	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$4,021,530	$0	$0	$4,021,530
U.S. government agency securities	0	47,678,029	0	47,678,029
State and municipal securities	0	7,528,095	0	7,528,095
Residential mortgage-backed securities	0	14,484,980	0	14,484,980
Total	$4,021,530	$69,691,104	$0	$73,712,634

December 31, 2018	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$954,570	$0	$0	$954,570
U.S. government agency securities	0	45,207,005	0	45,207,005
State and municipal securities	0	7,377,935	0	7,377,935
Residential mortgage-backed securities	0	4,774,067	0	4,774,067
Total	$954,570	$57,359,007	$0	$58,313,577

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2019, and December 31, 2018.

June 30, 2019	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$37,605	$37,605
Impaired loans	0	0	4,033,151	4,033,151
Total assets at fair value	$0	$0	$4,070,756	$4,070,756

December 31, 2018	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$127,605	$127,605
Impaired loans	0	0	3,838,151	3,838,151
Total assets at fair value	$0	$0	$3,965,756	$3,965,756

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2019, and December 31, 2018:

		Estimated Fair Value
June 30, 2019	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$30,622	$30,622	$0	$0	$30,622
Certificates of deposit in other banks	2,977	2,977	0	0	2,977
Investment securities available for sale	73,713	4,022	69,691	0	73,713
Investment securities held to maturity	32,546	0	33,210	0	33,210
Federal Home Loan Bank stock	1,870	0	1,870	0	1,870
Loans, net	384,803	0	370,382	4,033	374,415
Bank owned life insurance	6,846	0	6,846	0	6,846
Liabilities:
Deposits	467,637	0	453,638	0	453,638
Federal Home Loan Bank advances	33,700	0	35,222	0	35,222

		Estimated Fair Value
December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,499	$35,499	$0	$0	$35,499
Certificates of deposit in other banks	2,732	2,732	0	0	2,732
Investment securities available for sale	58,314	955	57,359	0	58,314
Investment securities held to maturity	36,827	0	37,010	0	37,010
Federal Home Loan Bank stock	1,820	0	1,820	0	1,820
Loans, net	373,321	0	362,373	3,838	366,211
Bank owned life insurance	6,779	0	6,779	0	6,779
Liabilities:
Deposits	455,640	0	456,245	0	456,245
Federal Home Loan Bank advances	31,629	0	31,591	0	31,591

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

NOTE 3

Investment Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at June 30, 2019, and December 31, 2018, were as follows:

Securities Available For Sale:

June 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$3,966,170	$55,360	$0	$4,021,530
U.S. government agency securities	46,764,074	1,007,002	93,047	47,678,029
State and municipal securities	7,349,504	180,457	1,866	7,528,095
Residential mortgage-backed securities	14,360,334	126,359	1,713	14,484,980

Total debt securities AFS	$72,440,082	$1,369,178	$96,626	$73,712,634

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$982,044	$0	$27,474	$954,570
U.S. government agency securities	45,823,595	264,567	881,157	45,207,005
State and municipal securities	7,394,278	30,579	46,922	7,377,935
Residential mortgage-backed securities	4,769,668	21,579	17,180	4,774,067

Total debt securities AFS	$58,969,585	$316,725	$972,733	$58,313,577

Securities Held to Maturity:

June 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$26,893,531	$492,712	$11,212	$27,375,031
Residential mortgage-backed securities	5,652,541	182,407	0	5,834,948

Total securities HTM	$32,546,072	$675,119	$11,212	$33,209,979

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$30,582,785	$208,480	$67,434	$30,723,831
Residential mortgage-backed securities	6,244,288	49,490	7,282	6,286,496

Total securities HTM	$36,827,073	$257,970	$74,716	$37,010,327

The amortized cost and estimated fair value of securities at June 30, 2019, and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

June 30, 2019
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$4,003,638	$4,001,488
After one through five years	35,076,017	35,858,294
After five through ten years	18,933,752	19,302,368
After ten years	14,426,675	14,550,484

Total debt securities AFS	$72,440,082	$73,712,634

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$4,687,048	$4,698,641
After one through five years	12,284,059	12,493,184
After five through ten years	10,638,493	10,894,566
After ten years	4,936,472	5,123,588

Total securities HTM	$32,546,072	$33,209,979

December 31, 2018
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$2,147,059	$2,124,645
After one through five years	29,691,474	29,674,236
After five through ten years	21,585,776	20,968,318
After ten years	5,545,276	5,546,378

Total debt securities AFS	$58,969,585	$58,313,577

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$6,483,464	$6,497,910
After one through five years	12,885,021	12,961,209
After five through ten years	11,035,146	11,097,382
After ten years	6,423,442	6,453,826

Total securities HTM	$36,827,073	$37,010,327

There were no securities sold during the three and six months ended June 30, 2019, and 2018.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

June 30, 2019	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$0	$0	$0	$0
U.S. government agency securities	0	0	93,047	9,207,406
State and municipal securities	0	0	1,866	870,691
Residential mortgage-backed securities	0	0	1,713	116,796
Total debt securities available for sale	$0	$0	$96,626	$10,194,893

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$0	$0	$11,212	$1,488,615
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$0	$0	$11,212	$1,488,615

December 31, 2018	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$0	$0	$27,474	$954,570
U.S. government agency securities	33,077	6,073,337	848,080	20,015,052
State and municipal securities	3,209	306,792	43,713	1,813,173
Residential mortgage-backed securities	14,199	3,032,237	2,981	129,410
Total debt securities available for sale	$50,485	$9,412,366	$922,248	$22,912,205

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$20,209	$7,359,536	$47,225	$2,782,627
Residential mortgage-backed securities	5,671	879,487	1,611	89,464
Total securities held to maturity	$25,880	$8,239,023	$48,836	$2,872,091

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

At June 30, 2019, thirteen debt securities with unrealized losses have depreciated 0.9% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at June 30, 2019 and December 31, 2018, were as follows:

	June 30, 2019		December 31, 2018

Commercial, financial and agricultural loans	$91,875,926	23.7%	$88,403,215	23.5%
Real estate:
Construction loans	22,976,763	5.9%	24,890,536	6.6%
Commercial mortgage loans	133,594,392	34.4%	123,477,369	32.8%
Residential loans	103,129,466	26.6%	103,347,898	27.4%
Agricultural loans	31,145,318	8.0%	31,561,686	8.4%
Consumer & other loans	5,563,808	1.4%	5,086,984	1.3%

Loans outstanding	388,285,673	100.0%	376,767,688	100.0%

Unearned interest and discount	(17,367)		(17,451)
Allowance for loan losses	(3,465,140)		(3,428,869)
Net loans	$384,803,166		$373,321,368

The Corporation’s only significant concentration of credit at June 30, 2019, occurred in real estate loans which totaled $290,845,939 compared with $283,277,489 at December 31, 2018. However, this amount was not concentrated in any specific segment within the market or geographic area.

At June 30, 2019, the lendable collateral value of the 1 – 4 family and multifamily mortgage loans that were pledged to FHLB to secure outstanding advances was $63,566,962. FHLB has a blanket lien on the 1 – 4 family and multifamily portfolios, which totaled $118,587,401.

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at June 30, 2019.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$39,222,998
After one year but within five years	56,744,401
After five years	18,885,290

Total	$114,852,689

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at June 30, 2019.

Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$ 74,706,251	$ 923,440	$ 75,629,691

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

Loans placed on nonaccrual status amounted to $1,794,349 and $1,204,861 at June 30, 2019, and December 31, 2018, respectively. There were $842 past due loans over ninety days and still accruing at June 30, 2019, and none at December 31, 2018. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $27,027 for June 30, 2019, and $64,015 for December 31, 2018.

The following tables present an age analysis of past due loans still accruing interest and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of June 30, 2019
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$1,067,816	$842	$1,068,658	$7,204	$90,800,064	$91,875,926
Real estate:
Construction loans	91,289	0	91,289	185,238	22,700,236	22,976,763
Commercial mortgage loans	36,998	0	36,998	750,001	132,807,393	133,594,392
Residential loans	534,965	0	534,965	851,906	101,742,595	103,129,466
Agricultural loans	301,144	0	301,144	0	30,844,174	31,145,318
Consumer & other loans	15,094	0	15,094	0	5,548,714	5,563,808

Total loans	$2,047,306	$842	$2,048,148	$1,794,349	$384,443,176	$388,285,673

	Age Analysis of Past Due Loans As of December 31, 2018
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$247,397	$0	$247,397	$36,157	$88,119,661	$88,403,215
Real estate:
Construction loans	0	0	0	0	24,890,536	24,890,536
Commercial mortgage loans	0	0	0	1,022,550	122,454,819	123,477,369
Residential loans	1,560,913	0	1,560,913	146,154	101,640,831	103,347,898
Agricultural loans	321,319	0	321,319	0	31,240,367	31,561,686
Consumer & other loans	36,654	0	36,654	0	5,050,330	5,086,984

Total loans	$2,166,283	$0	$2,166,283	$1,204,861	$373,396,544	$376,767,688

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

At June 30, 2019, and December 31, 2018, impaired loans amounted to $4,760,022 and $4,356,381, respectively. A reserve amount of $726,871 and $518,230 was recorded in the allowance for loan losses for these impaired loans as of June 30, 2019, and December 31, 2018, respectively.

The following tables present impaired loans, segregated by class of loans as of June 30, 2019, and December 31, 2018:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
June 30, 2019	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$1,299,434	$113,251	$1,099,529	$1,212,780	$433,815	$587,074	$19,703
Real estate:
Construction loans	395,314	274,514	0	274,514	0	274,514	8,685
Commercial mortgage loans	1,653,696	255,248	948,097	1,203,345	46,865	1,045,411	21,738
Residential loans	2,055,845	925,655	1,130,190	2,055,845	245,169	1,353,530	50,357
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	13,538	0	13,538	13,538	1,022	13,538	489

Total loans	$5,417,827	$1,568,668	$3,191,354	$4,760,022	$726,871	$3,274,067	$100,972

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2018	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$184,899	$87,525	$568,816	$656,341	$276,392	$370,038	$52,411
Real estate:
Construction loans	402,234	281,434	0	281,434	0	281,434	25,364
Commercial mortgage loans	1,787,305	1,277,611	333,892	1,611,503	51,854	1,544,299	45,403
Residential loans	1,801,002	1,027,647	752,443	1,780,090	188,368	1,594,390	127,806
Agricultural loans	12,526	12,526	0	12,526	0	12,526	5,530
Consumer & other loans	0	0	14,487	14,487	1,616	14,487	820

Total loans	$4,187,966	$2,686,743	$1,669,638	$4,356,381	$518,230	$3,817,174	$257,334

At June 30, 2018, the year-to-date average recorded investment of impaired loans was $4,434,451 and the interest income received during impairment was $125,729.

At June 30, 2019, and December 31, 2018, included in impaired loans were $3,834 and $7,458, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at June 30, 2019, and December 31, 2018, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of June 30, 2019, and December 31, 2018. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	June 30, 2019
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$3,834	$0	1	$3,834	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0
Total TDR’s	$3,834	$0	1	$3,834	0	$0

	December 31, 2018
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$5,570	$0	1	$5,570	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	1,888	0	1	1,888	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0
Total TDR’s	$7,458	$0	2	$7,458	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at June 30, 2019, and December 31, 2018.

	June 30, 2019				December 31, 2018
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	1	3,834	0	0	1	1,888	0	0
Forbearance of interest	0	0	0	0	1	5,570	0	0
Total	1	$3,834	0	$0	2	$7,458	0	$0

As of June 30, 2019, and December 31, 2018, the Corporation had a balance of $3,834 and $7,458, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at June 30, 2019, and December 31, 2018. The Corporation had $3,834 in the allowance for loan losses allocated to such troubled debt restructurings at June 30, 2019, and no balance allocated at December 31, 2018. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of June 30, 2019.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of June 30, 2019, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of June 30, 2019, and December 31, 2018:

June 30, 2019	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,543,294	$0	$0	$22,420	$0	$236,636	$1,802,350
Grade 2- Above Avg.	25,350	0	0	0	0	38,618	63,968
Grade 3- Acceptable	24,747,422	2,879,744	29,292,207	26,036,145	16,574,101	1,952,560	101,482,179
Grade 4- Fair	63,975,074	19,696,504	99,705,018	70,431,427	14,571,217	3,317,528	271,696,768
Grade 5a- Watch	1,391,027	274,515	1,472,301	2,788,321	0	15,647	5,941,811
Grade 5b- OAEM	3,807	0	2,476,833	456,629	0	2,819	2,940,088
Grade 6- Substandard	0	126,000	648,033	3,340,491	0	0	4,114,524
Grade 7- Doubtful	189,952	0	0	54,033	0	0	243,985
Total loans	$91,875,926	$22,976,763	$133,594,392	$103,129,466	$31,145,318	$5,563,808	$388,285,673

December 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,237,602	$0	$0	$22,905	$0	$210,045	$1,470,552
Grade 2- Above Avg.	0	0	0	0	0	43,711	43,711
Grade 3- Acceptable	23,821,846	1,860,003	30,398,565	25,839,646	16,863,356	1,151,239	99,934,655
Grade 4- Fair	58,753,931	22,749,099	88,122,957	73,114,310	14,698,330	3,657,108	261,095,735
Grade 5a- Watch	473,616	0	2,411,710	722,441	0	6,206	3,613,973
Grade 5b- OAEM	3,079,098	0	446,841	1,299,587	0	2,168	4,827,694
Grade 6- Substandard	787,309	281,434	2,097,296	2,349,009	0	16,507	5,531,555
Grade 7- Doubtful	249,813	0	0	0	0	0	249,813
Total loans	$88,403,215	$24,890,536	$123,477,369	$103,347,898	$31,561,686	$5,086,984	$376,767,688

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and six month period ended June 30, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.17% for the six months ended June 30, 2019, compared with 0.13% at December 31, 2018.

Three months ended June 30, 2019:

June 30, 2019	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, March 31, 2019	$503,322	$1,043,027	$1,077,669	$458,871	$76,880	$207,158	$3,366,927

Charge-offs	102,217	0	89,853	0	0	6,778	198,848
Recoveries	9,484	0	0	35,940	0	1,247	46,671
Net charge-offs	92,733	0	89,853	(35,940)	0	5,531	152,177
Provisions charged to operations	122,964	0	138,429	(15,848)	0	4,845	250,390
Balance at end of period, June 30, 2019	$533,553	$1,043,027	$1,126,245	$478,963	$76,880	$206,472	$3,465,140

Six months ended June 30, 2019:

June 30, 2019	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2018	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Charge-offs	102,217	0	274,549	0	0	6,778	383,544
Recoveries	12,180	0	3,368	35,940	0	2,029	53,517
Net charge-offs	90,037	0	271,181	(35,940)	0	4,749	330,027
Provisions charged to operations	221,339	0	187,124	(15,848)	(31,998)	5,681	366,298
Balance at end of period, June 30, 2019	$533,553	$1,043,027	$1,126,245	$478,963	$76,880	$206,472	$3,465,140

Ending balance -
Individually evaluated for impairment	$433,815	$0	$46,865	$245,169	$0	$1,022	$726,871
Collectively evaluated for impairment	99,738	1,043,027	1,079,380	233,794	76,880	205,450	2,738,269
Balance at end of period	$533,553	$1,043,027	$1,126,245	$478,963	$76,880	$206,472	$3,465,140

Loans :
Ending balance -
Individually evaluated for impairment	$1,212,780	$274,514	$1,203,345	$2,055,845	$0	$13,538	$4,760,022
Collectively evaluated for impairment	90,663,146	22,702,249	132,391,047	101,073,621	31,145,318	5,550,270	383,525,651
Balance at end of period	$91,875,926	$22,976,763	$133,594,392	$103,129,466	$31,145,318	$5,563,808	$388,285,673

At June 30, 2019, of the $4,760,022 loans that were individually evaluated for impairment, all $4,760,022 were deemed impaired.

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2018.

December 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Charge-offs	548,460	783	43,349	6,909	0	6,844	606,345
Recoveries	12,025	0	590	0	147,252	2,215	162,082
Net charge-offs	536,435	783	42,759	6,909	(147,252)	4,629	444,263
Provisions charged to operations	614,426	727	196,466	49,306	(49,934)	18,509	829,500
Balance at end of period, December 31, 2018	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Ending balance -
Individually evaluated for impairment	$276,392	$0	$51,854	$188,368	$0	$1,616	$518,230
Collectively evaluated for impairment	125,859	1,043,027	1,158,448	270,503	108,878	203,924	2,910,639
Balance at end of period	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Loans :
Ending balance -
Individually evaluated for impairment	$656,341	$281,434	$1,611,503	$1,929,214	$12,526	$14,487	$4,505,505
Collectively evaluated for impairment	87,746,874	24,609,102	121,865,866	101,418,684	31,549,160	5,072,497	372,262,183
Balance at end of period	$88,403,215	$24,890,536	$123,477,369	$103,347,898	$31,561,686	$5,086,984	$376,767,688

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the second quarter 2019, noninterest income, at 17.5% of the Corporation’s total revenue, increased mostly due to a net gain on the sale and disposition of fixed assets in the second quarter 2019.

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

The Corporation’s nonperforming assets were $1.83 million at the end of June 30, 2019, up from $1.33 million at December 31, 2018, primarily due to an increase of $589 thousand in nonaccrual loans and up $75 thousand when compared with the second quarter 2018 due to nonaccrual loans increasing $74 thousand.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of June 30, 2019, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at June 30, 2019, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At June 30, 2019, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the six months ended June 30, 2019, total capital increased $3.439 million to $47.1 million and increased $5.12 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.52% as of June 30, 2019, and average equity-to-average asset ratio for the second quarter ending June 30, 2019, of 8.45%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending June 30, 2019, was $1.3 million, up $150 thousand from net income of $1.1 million for the second quarter of 2018. Net interest income grew 11% to $5.1 million due primarily to a $45.8 million growth in average loans and an increase in noninterest income of $247 thousand. These increases were partially offset by increases in noninterest expense of $419 thousand and provision for loan loss of $110 thousand.

On a per share basis, net income for the second quarter was $.51 per share compared with $.45 per share for the same quarter in 2018. The weighted average common diluted shares outstanding for the second quarter remained flat compared to the same quarter in 2018 at 2.546 million. In the first quarter of 2018, the Corporation retired its treasury stock. The number of treasury shares retired was 1,748,059.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr	2nd Qtr
	2019	2019	2018	2018	2018
Return on average total assets	0.95%	0.91%	0.85%	0.90%	0.91%
Return on average total equity	11.27%	11.06%	10.48%	10.74%	11.00%
Average shareholders’ equity to Average total assets	8.45%	8.19%	8.09%	8.36%	8.28%
Net interest margin (tax equivalent)	4.06%	3.82%	3.94%	4.08%	3.96%

Comparison of Statements of Income for the Quarter

Total interest income increased $855 thousand to $6.1 million for the three months ended June 30, 2019, compared with the same period in 2018, reflecting an increase in interest income and fees on loans of $856 thousand. Interest on deposits in other banks decreased $19 thousand and certificates of deposit in other banks increased $6 thousand, respectively, when compared with the second quarter of 2018. Also, interest income and dividends from investment securities increased $12 thousand compared with the same period last year.

Total interest expense increased $370 thousand, or 51%, to $1.1 million in the second quarter of 2019 compared with the same period in 2018. Interest paid on deposits increased $493 thousand, or 103%, during the second quarter of 2019 due to a 32 basis point increase in rate paid on interest-bearing deposits as well as an $60.2 million increase in average interest-bearing deposit volume compared with the second quarter of 2018. Total interest on borrowings decreased $124 thousand compared with the same quarter in 2018 due to a $28.1 million lower average volume of Federal Home Loan Bank Advances.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $5.1 million for the second quarter of 2019 compared with $4.6 million in net interest income in the 2018 second quarter. Net interest income after provision for loan losses for the second quarter of 2019 was $4.8 million compared with $4.4 million for the same period in 2018 as the second quarter provision for loan losses was up $110 thousand to $250 thousand in 2019. The Corporation’s net interest margin was 4.06% for the second quarter of 2019, up 10 basis points from the same period last year. The higher net interest margin was primarily related to the 25 basis point increase in rates received on loans.

Noninterest income, at 17.5% of the Corporation’s total revenue for the quarter, was $1.3 million for the second quarter, up $247 thousand compared with the same period in 2018. The increase in noninterest income was primarily the result of a $244 thousand gain on the sale and disposition of fixed assets. Also contributing to the increase was a $39 thousand increase in income from insurance services and a $25 thousand increase in other income. Partially offsetting these increases, service charges on deposit accounts, income from retail brokerage services, and income from trust services decreased by $36 thousand, $9 thousand, and $8 thousand, respectively, compared with the second quarter last year.

Noninterest expense was $4.6 million for the second quarter of 2019, an increase of $419 thousand when compared with the second quarter of 2018. The largest component of noninterest expense, salaries and employee benefits, increased $196 thousand to $2.6 million for the second quarter of 2019 as hourly wages increased and management made a number strategic hires to support the Corporation.  Equipment, data processing, and other expenses increased $123 thousand, $54 thousand, and $24 thousand, respectively. The increase in equipment are due to an increase in depreciation expense and maintenance on new equipment purchased to support technological advances. Also contributing to the increase is occupancy expense which increased $24 thousand when compared to second quarter 2018.

Comparison of Statements of Income for the Six-month Period

Total interest income for the first six months of 2019 increased $1.8 million to $12.1 million when compared with the same period in 2018, due primarily to a $1.7 million increase in interest income and fees on loans as average loans increased $45.8 million compared with the first half of 2018. Interest income on deposits and certificates of deposit in other banks also increased $35 thousand and $11 thousand, respectively, compared to the same period last year. Interest income and dividends from investment securities increased by $25 thousand when compared with the first six months of last year.

Total interest expense for the six-month period ended June 30, 2019, increased $951 thousand, or 71%, to $2.3 million compared with the same period in 2018. Interest paid on interest-bearing deposits increased $1,171 thousand compared with the first six months of 2018. Interest expense on total borrowings decreased $220 thousand for the first six months of 2019 due to $25.2 million lower average Federal Home Loan Bank advances compared with the same period last year.

Net interest income for the first six months of 2019 was 9% higher at $9.8 million compared with $9.0 million for the same period in 2018. Net interest income after provision for loan losses was $9.5 million compared with $8.7 million for the same period in 2018. The provision for loan losses was $366 thousand in the first six months of 2019, up from $356 thousand for the same period of 2018 due to steady loan growth. Net interest margin was 3.98% for the first half of 2019, relatively flat from 3.97% for the same period last year. As mentioned for the quarter, a 40 basis point increase in average rate paid on interest bearing liabilities and the impact of the decreased tax equivalency adjustment on tax free investments contributed to the shift in net interest margin.

For the first half of 2019, noninterest income was $2.5 million, up $490 thousand compared with the same period in 2018. The increase was primarily attributed to a $245 thousand gain on the sale and disposition of fixed assets, and a net gain on extinguishment of debt of $143 thousand. Also, income from insurance services, other income, and retail brokerage services increased $88 thousand, $39 thousand, and $10 thousand, respectively, compared with the first half of 2018. Partially offsetting these increases, service charges on deposit accounts and income from trust services decreased $23 thousand and $10 thousand respectively.

Noninterest expense increased $839 thousand for the first six months of 2019 compared with the same period last year mainly attributed to an increase of $351 thousand in salary and employee benefits related to the same categories mentioned above in the quarterly comparison. Equipment expense, data processing expense, other operating expenses, and occupancy expense, also increased $241 thousand, $104 thousand, $97 thousand, and $50 thousand, respectively, compared with the first half of last year. Partially offsetting the increase, amortization of intangible assets decreased $4 thousand due to the intangible asset on the book being fully amortized.

Comparison of Financial Condition Statements

At June 30, 2019, total assets were $552.5 million, a $17.6 million increase from December 31, 2018. Interest-bearing deposits in other banks decreased $4.0 million and total loans increased $11.5 million which was primarily funded by an increase in total deposits of $12 million at June 30, 2019, mostly in noninterest-bearing deposit accounts and time deposits.

Total loans increased $11.5 million to $388.3 million at June 30, 2019, compared with $376.8 million at December 31, 2018. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 70.3% of total assets at June 30, 2019.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 23.3% of total assets at June 30, 2019. Compared with December 31, 2018, interest-bearing deposits in other banks decreased $4.0 million, investment securities increased $11.2 million, and certificates of deposit increased $245 thousand, respectively. This resulted in an overall increase in investments of $7.4 million since December 31, 2018.

Deposits increased to $467.6 million at the end of the second quarter of 2019, up $12 million from the end of 2018. The increase was primarily in noninterest-bearing accounts of $13.6 million, total certificates of deposit accounts of $10.7 million, interest bearing business checking account of $3.2 million, and savings accounts of $1.7 million. NOW accounts and money market accounts decreased $15.0 million and $2.3 million, respectively, compared with December 31, 2018. At June 30, 2019, total deposits represented 84.6% of total assets.

Total debt increased $2.1 million when compared with the year-end 2018. Short-term borrowed funds consist of Federal Home Loan Bank advances of $5.3 million and $1 million in borrowings from First National Bankers Bank as of June 30, 2019, compared with $10.5 million at December 31, 2018. Of the short term borrowings, $3.8 million are short-term portions of long-term principal reducing Federal Home Loan Bank advances. The Corporation will repay the Federal Home Loan Bank long-term advances as scheduled. The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	June 30,	December 31,	June 30,
	2019	2018	2018

Advance from FHLB with a 1.259% fixed rate of interest maturing September 30, 2020 (principal reducing hybrid advance with principal reductions of $1.6 million).	$1,600,000	$1,600,000	$3,200,000

Advance from FHLB with a 1.9425% fixed rate of interest maturing December 16, 2022 (principal reducing hybrid advance with principal reductions of $857 thousand annually). (Extinguished early)	0	2,571,429	3,428,571

Advance from FHLB with a 1.419% fixed rate of interest maturing August 30, 2023 (principal reducing hybrid advance with principal reductions of $857 thousand annually). (Extinguished early)	0	0	4,285,715

Advance from FHLB with a 1.60% fixed rate of interest maturing July 10, 2019.	0	0	1,500,000

Advance from FHLB with a 1.80% fixed rate of interest maturing July 10, 2020.	2,000,000	2,000,000	2,000,000

Advance from FHLB with a 1.925% fixed rate of interest maturing September 28, 2022 (principal reducing hybrid advance with principal reductions of $2.0 million annually). (Extinguished early)	0	6,000,000	8,000,000

Advance from FHLB with a 2.337% fixed rate of interest maturing December 5, 2024 (principal reducing hybrid advance with principal reductions of $857 thousand annually). (Extinguished early)	0	0	5,142,857

Advance from FHLB with a 3.018% fixed rate of interest maturing September 17, 2021. (Extinguished early)	0	3,000,000	0

Advance from FHLB with a 3.192% fixed rate of interest maturing September 20, 2023.	3,000,000	3,000,000	0

Advance from FHLB with a 3.4% fixed rate of interest maturing September 20, 2025.	3,000,000	3,000,000	0

Advance from FHLB with a 1.836% fixed rate of interest maturing June 24, 2021.	5,000,000	0	0

Advance from FHLB with a 1.9505% fixed rate of interest maturing June 26, 2024 (principal reducing hybrid advance with principal reductions of $1.0 million annually).	4,000,000	0	0

Advance from FHLB with a 2.027% fixed rate of interest maturing June 26, 2026 (principal reducing hybrid advance with principal reductions of $714 thousand annually).	4,285,714	0	0

Advance from FHLB with a 2.117% fixed rate of interest maturing June 26, 2029 (principal reducing hybrid advance with principal reductions of $500 thousand annually).	4,500,000	0	0

Total long-term debt	$27,385,714	$21,171,429	$27,557,143

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 0.89% of total loans outstanding at June 30, 2019, compared with 0.91% at December 31, 2018, and 0.92% at June 30, 2018. In the 2019 second quarter, net charge-offs were $152 thousand compared with net charge-offs of $118 thousand in the second quarter of 2018. Management considers the allowance for loan losses as of June 30, 2019, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $1.8 million, or 0.33% of total assets, in the second quarter of 2019, up from $1.3 million, or 0.25% of total assets, at the end of 2018, and down from $1.8 million, or 0.35% of total assets in the same period last year. Nonaccrual loans were $1,794 thousand in the second quarter of 2019 mostly concentrated in two commercial customer relationships totaling $994 thousand.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	June 30, 2019	December 31, 2018
Commitments to extend credit	$35,549	$39,418
Standby letters of credit and financial guarantees	$3,780	$4,343

The Corporation does not have any special purpose entities or off-balance sheet financing arrangements.

Capital Resources and Dividends

The Corporation considers a solid capital foundation as essential to continued strength and growth as well as return to our shareholders. Risk-based capital requirements and rules became effective January 1, 2015, with some conditions that phased in through January 2019. These requirements and rules increase the minimum capital ratios, add a new ratio (CET1), and designate a standardized approach for risk-weighting assets.

As of June 30, 2019, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 12.84%, which is 2.8 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements.

The Corporation’s and the Bank’s risk-based capital ratios as of June 30, 2019, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
	Southwest
	Georgia	Southwest		Required
	Financial	Georgia	For Well	Minimum
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Capital
Common Equity Tier 1 capital	11.95%	11.67%	6.50%	7.00%
Tier 1 capital	11.95%	11.67%	8.00%	8.50%
Total risk-based capital	12.84%	12.56%	10.00%	10.50%
Tier 1 leverage ratio	8.58%	8.39%	5.00%	4.00%

(1)	Corporation meets the requirements of the exemption as a small bank holding company.

In June 2019, the Corporation paid a quarterly cash dividend of $0.12 per common share. A cash dividend of $0.12 per common share was also paid in March 2019, December 2018, September 2018, and June 2018. A cash dividend of $0.11 per common share was paid in March 2018. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of June 30, 2019, was included in Item 8 of the form 10K, dated December 31, 2018, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

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

PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at June 30, 2019, and December 31, 2018; (ii) Consolidated Statements of Income for the three and six months ended June 30, 2019, and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019, and 2018; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and six months ended July 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

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

Date:August 13, 2019