Form 10-Q
period 2019-09-30
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2019-11-13
CIK 315849

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[ X ]	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019

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

Address Of Principal Executive Offices

(229) 985-1120 _

Registrant's Telephone Number, Including Area Code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	SGB	NYSE American

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [ X ]

SOUTHWEST GEORGIA FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2019

TABLE OF CONTENTS

		PAGE #
PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The following financial statements are provided for Southwest Georgia
Financial Corporation as required by this Item 1.

a.	Consolidated balance sheets – September 30, 2019 (unaudited) and
	December 31, 2018 (audited).	3

b.	Consolidated statements of income (unaudited) – for the three months
	and nine months ended September 30, 2019 and 2018.	4

c.	Consolidated statements of comprehensive income (unaudited) - for the
	three months and nine months ended September 30, 2019 and 2018.	5
d.	Consolidated statements of changes in shareholders’ equity (unaudited) – for the three and nine months ended September 30, 2019 and 2018.	6
e.	Consolidated statements of cash flows (unaudited) for the nine months
	ended September 30, 2019 and 2018.	8

f.	Notes to Consolidated Financial Statements	9

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
	FINANCIAL CONDITION AND RESULTS OF OPERATIONS	36

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
	MARKET RISK	45

ITEM 4.	CONTROLS AND PROCEDURES	45

PART II - OTHER INFORMATION

ITEM 6.	EXHIBITS	46

SIGNATURE		47

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
September 30, 2019 and December 31, 2018
	(Unaudited)	(Audited)
	September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$13,283,528	$14,050,682
Interest-bearing deposits in other banks	10,557,092	21,448,110
Cash and cash equivalents	23,840,620	35,498,792

Certificates of deposit in other banks	2,977,000	2,732,000
Investment securities available for sale, at fair value	71,423,493	58,313,577
Investment securities held to maturity (fair value
approximates $31,850,250 and $37,010,327)	31,166,771	36,827,073
Federal Home Loan Bank stock, at cost	1,714,600	1,820,300
Total investment securities	104,304,864	96,960,950

Loans	394,630,148	376,767,688
Less: Unearned income	(17,397)	(17,451)
Allowance for loan losses	(3,505,044)	(3,428,869)
Loans, net	391,107,707	373,321,368

Premises and equipment, net	14,021,157	14,573,974
Foreclosed assets	169,550	127,605
Intangible assets	0	3,907
Bank owned life insurance	6,879,976	6,779,242
Other assets	4,243,515	4,835,329

Total assets	$547,544,389	$534,833,167

LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits:
Interest bearing business checking	$29,388,149	$28,070,871
NOW accounts	17,874,816	35,816,115
Money Market	165,386,562	158,730,044
Savings	33,348,330	31,848,588
Certificates of deposit $250,000 and over	29,290,547	16,264,681
Other time accounts	75,797,992	81,214,376
Total interest-bearing deposits	351,086,396	351,944,675
Noninterest-bearing deposits	115,051,336	103,694,910
Total deposits	466,137,732	455,639,585

Short-term borrowed funds	5,814,286	10,457,143
Long-term debt	23,232,143	21,171,429
Other liabilities	3,961,171	3,946,066
Total liabilities	499,145,332	491,214,223

Stockholders' equity:
Common stock - $1 par value, 5,000,000 shares
authorized, 2,545,776 shares issued	2,545,776	2,545,776
Capital surplus	18,418,995	18,418,995
Retained earnings	27,884,100	24,841,569
Accumulated other comprehensive loss	(449,814)	(2,187,396)
Total stockholders' equity	48,399,057	43,618,944

Total liabilities and stockholders' equity	$547,544,389	$534,833,167

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
	For The Three Months		For The Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Interest income:	2019	2018	2019	2018
Interest and fees on loans	$5,552,489	$4,876,093	$16,001,240	$13,641,165
Interest on taxable securities available for sale	395,051	323,189	1,102,547	932,172
Interest on taxable securities held to maturity	50,941	23,610	157,612	77,419
Interest on tax exempt securities	205,132	270,316	668,875	840,399
Dividends	31,148	44,560	79,101	112,055
Interest on deposits in other banks	101,719	90,408	402,289	356,414
Interest on certificates of deposit in other banks	18,765	11,822	53,064	35,081
Total interest income	6,355,245	5,639,998	18,464,728	15,994,705

Interest expense:
Interest on deposits	974,686	629,627	2,999,624	1,483,373
Interest on federal funds purchased	6	1,085	17	1,093
Interest on other short-term borrowings	26,080	105,803	99,425	338,996
Interest on long-term debt	149,846	130,351	342,432	382,843
Total interest expense	1,150,618	866,866	3,441,498	2,206,305
Net interest income	5,204,627	4,773,132	15,023,230	13,788,400
Provision for loan losses	378,897	249,000	745,195	604,500
Net interest income after provision for loan losses	4,825,730	4,524,132	14,278,035	13,183,900

Noninterest income:
Service charges on deposit accounts	233,903	245,682	701,893	736,641
Income from trust services	54,940	56,420	166,866	178,271
Income from retail brokerage services	82,176	89,510	276,879	274,698
Income from insurance services	412,345	388,562	1,305,330	1,193,978
Income from mortgage banking services	0	622	0	1,865
Net gain (loss) on sale or disposition of assets	(666)	(7,274)	244,062	(7,175)
Net gain on sale of securities	174,283	0	174,283	0
Net gain on extinguishment of debt	0	0	143,031	0
Other income	235,031	203,781	723,978	653,494
Total noninterest income	1,192,012	977,303	3,736,322	3,031,772

Noninterest expense:
Salaries and employee benefits	2,443,329	2,431,229	7,523,967	7,160,476
Occupancy expense	341,129	335,589	974,698	919,658
Equipment expense	302,619	207,149	921,188	584,609
Data processing expense	411,550	383,173	1,220,363	1,088,081
Amortization of intangible assets	0	3,906	3,907	11,719
Other operating expenses	721,837	787,500	2,542,411	2,511,495
Total noninterest expenses	4,220,464	4,148,546	13,186,534	12,276,038
Income before income taxes	1,797,278	1,352,889	4,827,823	3,939,634
Provision for income taxes	365,183	209,320	868,813	416,009
Net income	$1,432,095	$1,143,569	$3,959,010	$3,523,625

Earnings per share of common stock:
Net income, basic	$0.56	$0.45	$1.56	$1.38
Net income, diluted	$0.56	$0.45	$1.56	$1.38
Dividends paid per share	$0.12	$0.12	$0.36	$0.35
Weighted average shares outstanding	2,545,776	2,545,776	2,545,776	2,545,494
Diluted average shares outstanding	2,545,776	2,545,776	2,545,776	2,545,494

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	2019	2018	2019	2018

Net income	$1,432,095	$1,143,569	$3,959,010	$3,523,625
Other comprehensive income (loss), net of tax:
Unrealized holding gain (loss) on investment securities available for sale	445,195	(407,066)	2,373,754	(1,678,063)
Reclassification adjustment for gains realized in income	(174,283)	0	(174,283)	0
Less: Tax effect	56,892	(85,484)	461,889	(352,393)
Total other comprehensive income (loss), net of tax	214,020	(321,582)	1,737,582	(1,325,670)
Total comprehensive income	$1,646,115	$821,987	$5,696,592	$2,197,955

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

for the three months ended September 30, 2019 and September 30, 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at Jun. 30, 2018	$2,545,776	$18,707,400	$23,314,607	$(2,633,706)	$—	$41,934,077
Net Income	—	—	1,143,569	—	—	1,143,569
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(321,582)	—	(321,582)
Cash dividend declared $.12 per share	—	—	(305,493)	—	—	(305,493)
Retirement of treasury stock	—	—	—	—	—	—
Balance at Sep. 30, 2018	$2,545,776	$18,707,400	$24,152,683	$(2,955,288)	$—	$42,450,571
Balance at Jun. 30, 2019	$2,545,776	$18,418,995	$26,757,498	$(663,834)	$—	$47,058,435
Net Income	—	—	1,432,095	—	—	1,432,095
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	214,020	—	214,020
Cash dividend declared $.12 per share	—	—	(305,493)	—	—	(305,493)
Balance at Sep. 30, 2019	$2,545,776	$18,418,995	$27,884,100	$(449,814)	$—	$48,399,057

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

for the nine months ended September 30, 2019 and September 30, 2018

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance at Dec. 31, 2017	$4,293,835	$31,701,533	$33,020,030	$(1,629,619)	$(26,242,793)	$41,142,986
Net Income	—	—	3,523,625	—	—	3,523,625
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(1,325,671)	—	(1,325,671)
Cash dividend declared $.35 per share	—	—	(890,369)	—	—	(890,369)
Retirement of treasury stock	(1,748,059)	(12,994,133)	(11,500,601)	—	26,242,793	—
Balance at Sep. 30, 2018	$2,545,776	$18,707,400	$24,152,685	$(2,955,290)	$—	$42,450,571
Balance at Dec. 31, 2018	$2,545,776	$18,418,995	$24,841,569	$(2,187,396)	$—	$43,618,944
Net Income	—	—	3,959,010	—	—	3,959,010
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	1,737,582	—	1,737,582
Cash dividend declared $.36 per share	—	—	(916,479)	—	—	(916,479)
Balance at Sep. 30, 2019	$2,545,776	$18,418,995	$27,884,100	$(449,814)	$—	$48,399,057

SOUTHWEST GEORGIA FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Nine Months
	Ended September 30,
	(Unaudited)	(Unaudited)
Cash flows from operating activities:	2019	2018
Net income	$3,959,010	$3,523,625
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	745,195	604,500
Depreciation	911,250	722,855
Net amortization of investment securities	236,582	276,474
Income on cash surrender value of bank owned life insurance	(100,734)	(123,241)
Amortization of intangibles	3,907	11,719
Loss on sale/writedown of foreclosed assets	6,398	6,423
Net loss (gain) on disposal of fixed assets	(250,460)	752
Net gain on the sale of securities	(174,283)	0
Net gain on extinguishment of debt	(143,031)	0
Change in:
Other assets	(275,919)	(30,764)
Other liabilities	6,834	5,348
Net cash provided by operating activities	4,924,749	4,997,691

Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	5,626,889	8,260,907
Proceeds from calls, paydowns and maturities of securities AFS	2,102,718	598,892
Proceeds from Federal Home Loan Bank stock repurchase	996,200	727,400
Proceeds from sale of securities available for sale	9,358,503	0
Purchase of securities held to maturity	0	(752,889)
Purchase of securities available for sale	(22,400,552)	(6,744,149)
Purchase of Federal Home Loan Bank Stock	(890,500)	(546,600)
Purchase of certificates of deposit in other banks	(245,000)	0
Net change in loans	(18,539,479)	(37,532,022)
Purchase of premises and equipment	(501,911)	(2,681,711)
Proceeds from sales of fixed assets and foreclosed assets	767,655	957,611
Net cash used by investing activities	(23,725,477)	(37,712,561)

Cash flows from financing activities:
Net change in deposits	10,498,147	29,242,453
Payment of short-term portion of long-term debt	(40,937,172)	(16,257,143)
Payment for early retirement of long-term debt	(11,501,940)	0
Proceeds from issuance of short-term debt	32,214,286	3,000,000
Proceeds from issuance of long-term debt	17,785,714	9,000,000
Cash dividends paid	(916,479)	(890,369)
Net cash provided by financing activities	7,142,556	24,094,941

Increase (decrease) in cash and cash equivalents	(11,658,172)	(8,619,929)
Cash and cash equivalents - beginning of period	35,498,792	34,138,421
Cash and cash equivalents - end of period	$23,840,620	$25,518,492

NONCASH ITEMS:
Increase in foreclosed properties and decrease in loans	$41,945	$503,655
Sale of foreclosed properties through loans	$34,000	$0
Unrealized gain (loss) on securities available for sale	$2,199,471	$(1,678,063)
Net reclass between short and long-term debt	$4,153,571	$6,600,000
Retirement of treasury stock	$0	$26,242,793
Receivable from sale of guaranteed foreclosed asset	$0	$172,616
Sales of fixed assets through loans	$0	$13,000

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

For purposes of reporting cash flows, the Corporation considers cash and cash equivalents to include all cash on hand, deposit amounts due from banks, interest-bearing deposits in other banks, and federal funds sold. The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. There were uninsured deposits of $282,543 as of September 30, 2019.

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

During second quarter 2019, the Corporation sold a parcel of vacant land in Moultrie, Georgia, for $430,000 and recorded a gain on the sale in the amount of $266,225.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no valuation allowance for foreclosed asset losses at September 30, 2019. Foreclosed assets totaled $169,550 at September 30, 2019 and $127,605 at December 31, 2018.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. All intangibles were fully amortized as of September 30, 2019.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At September 30, 2019, and December 31, 2018, the policies had a value of $6,879,976 and $6,779,242, respectively, and were 14.2% and 15.5%, respectively, of shareholders’ equity. These values are within regulatory guidelines.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs expensed were $34,903 and $191,690 for the three and nine month periods ended September 30, 2019, respectively.

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

As of September 30, 2019, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since September 30, 2019, that management believes has changed the Bank’s status as “well-capitalized.” The capital ratios of the Corporation and Bank are presented in Management Discussion and Analysis of the Corporation’s Notes to Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the “CECL” model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The adoption of ASU No. 2016-13 is being reviewed for any material impact on the Corporation’s consolidated financial statements.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2019, and December 31, 2018.

September 30, 2019	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$4,039,040	$0	$0	$4,039,040
U.S. government agency securities	0	40,812,814	0	40,812,814
State and municipal securities	0	4,544,201	0	4,544,201
Residential mortgage-backed securities	0	22,027,438	0	22,027,438
Total	$4,039,040	$67,384,453	$0	$71,423,493

December 31, 2018	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$954,570	$0	$0	$954,570
U.S. government agency securities	0	45,207,005	0	45,207,005
State and municipal securities	0	7,377,935	0	7,377,935
Residential mortgage-backed securities	0	4,774,067	0	4,774,067
Total	$954,570	$57,359,007	$0	$58,313,577

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2019, and December 31, 2018.

September 30, 2019	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$169,550	$169,550
Impaired loans	0	0	3,483,992	3,483,992
Total assets at fair value	$0	$0	$3,653,542	$3,653,542

December 31, 2018	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$127,605	$127,605
Impaired loans	0	0	3,838,151	3,838,151
Total assets at fair value	$0	$0	$3,965,756	$3,965,756

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2019, and December 31, 2018:

		Estimated Fair Value
September 30, 2019	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$23,841	$23,841	$0	$0	$23,841
Certificates of deposit in other banks	2,977	2,977	0	0	2,977
Investment securities available for sale	71,423	4,039	67,384	0	71,423
Investment securities held to maturity	31,167	0	31,850	0	31,850
Federal Home Loan Bank stock	1,715	0	1,715	0	1,715
Loans, net	391,108	0	376,672	3,484	380,156
Bank owned life insurance	6,880	0	6,880	0	6,880
Liabilities:
Deposits	466,138	0	457,146	0	457,146
Federal Home Loan Bank advances	29,046	0	29,509	0	29,509

		Estimated Fair Value
December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,499	$35,499	$0	$0	$35,499
Certificates of deposit in other banks	2,732	2,732	0	0	2,732
Investment securities available for sale	58,314	955	57,359	0	58,314
Investment securities held to maturity	36,827	0	37,010	0	37,010
Federal Home Loan Bank stock	1,820	0	1,820	0	1,820
Loans, net	373,321	0	362,373	3,838	366,211
Bank owned life insurance	6,779	0	6,779	0	6,779
Liabilities:
Deposits	455,640	0	456,245	0	456,245
Federal Home Loan Bank advances	31,629	0	31,591	0	31,591

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

NOTE 3

Investment Securities

Debt securities have been classified in the consolidated balance sheets according to management’s intent. The amortized cost of securities as shown in the consolidated balance sheets and their estimated fair values at September 30, 2019, and December 31, 2018, were as follows:

Securities Available For Sale:

September 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$3,969,317	$69,723	$0	$4,039,040
U.S. government agency securities	39,676,381	1,147,249	10,816	40,812,814
State and municipal securities	4,364,312	180,397	508	4,544,201
Residential mortgage-backed securities	21,870,020	194,406	36,988	22,027,438

Total debt securities AFS	$69,880,030	$1,591,775	$48,312	$71,423,493

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

U.S. government treasury securities	$982,044	$0	$27,474	$954,570
U.S. government agency securities	45,823,595	264,567	881,157	45,207,005
State and municipal securities	7,394,278	30,579	46,922	7,377,935
Residential mortgage-backed securities	4,769,668	21,579	17,180	4,774,067

Total debt securities AFS	$58,969,585	$316,725	$972,733	$58,313,577

Securities Held to Maturity:

September 30, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$25,819,763	$510,207	$4,972	$26,324,998
Residential mortgage-backed securities	5,347,008	178,244	0	5,525,252

Total securities HTM	$31,166,771	$688,451	$4,972	$31,850,250

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value

State and municipal securities	$30,582,785	$208,480	$67,434	$30,723,831
Residential mortgage-backed securities	6,244,288	49,490	7,282	6,286,496

Total securities HTM	$36,827,073	$257,970	$74,716	$37,010,327

The amortized cost and estimated fair value of securities at September 30, 2019, and December 31, 2018, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

September 30, 2019
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$4,153,906	$4,160,100
After one through five years	30,550,250	31,436,182
After five through ten years	13,166,732	13,650,251
After ten years	22,009,142	22,176,960

Total debt securities AFS	$69,880,030	$71,423,493

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$6,407,204	$6,415,966
After one through five years	10,186,745	10,390,617
After five through ten years	9,794,246	10,066,110
After ten years	4,778,576	4,977,557

Total securities HTM	$31,166,771	$31,850,250

December 31, 2018
Available for Sale:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$2,147,059	$2,124,645
After one through five years	29,691,474	29,674,236
After five through ten years	21,585,776	20,968,318
After ten years	5,545,276	5,546,378

Total debt securities AFS	$58,969,585	$58,313,577

Held to Maturity:	Amortized Cost	Estimated Fair Value

Amounts maturing in:
One year or less	$6,483,464	$6,497,910
After one through five years	12,885,021	12,961,209
After five through ten years	11,035,146	11,097,382
After ten years	6,423,442	6,453,826

Total securities HTM	$36,827,073	$37,010,327

The following tables summarize the activity of security sales by intention and year for the three and nine months ended September 30, 2019, and 2018.

Securities Available For Sale:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2019	2018	2019	2018

Proceeds of sales	$9,358,503	$0	$9,358,503	$0

Gross gains	$174,283	$0	$174,283	$0
Gross losses	0	0	0	0
Net gains on sales of available for sale securities	$174,283	$0	$174,283	$0

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

September 30, 2019	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$0	$0	$0	$0
U.S. government agency securities	10,350	989,650	466	2,146,593
State and municipal securities	508	204,928	0	0
Residential mortgage-backed securities	35,716	8,179,689	1,272	108,200
Total debt securities available for sale	$46,574	$9,374,267	$1,738	$2,254,793

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$4,972	$470,837	$0	$0
Residential mortgage-backed securities	0	0	0	0
Total securities held to maturity	$4,972	$470,837	$0	$0

December 31, 2018	Less Than Twelve Months		Twelve Months or More
	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$0	$0	$27,474	$954,570
U.S. government agency securities	33,077	6,073,337	848,080	20,015,052
State and municipal securities	3,209	306,792	43,713	1,813,173
Residential mortgage-backed securities	14,199	3,032,237	2,981	129,410
Total debt securities available for sale	$50,485	$9,412,366	$922,248	$22,912,205

Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$20,209	$7,359,536	$47,225	$2,782,627
Residential mortgage-backed securities	5,671	879,487	1,611	89,464
Total securities held to maturity	$25,880	$8,239,023	$48,836	$2,872,091

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

At September 30, 2019, nine debt securities with unrealized losses have depreciated 0.4% from the Corporation’s amortized cost basis. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

NOTE 4

Loans and Allowance for Loan Losses

The composition of the Corporation’s loan portfolio and the percentage of loans in each category to total loans at September 30, 2019 and December 31, 2018, were as follows:

	September 30, 2019		December 31, 2018

Commercial, financial and agricultural loans	$91,063,471	23.1%	$88,403,215	23.5%
Real estate:
Construction loans	25,449,257	6.4%	24,890,536	6.6%
Commercial mortgage loans	139,295,471	35.3%	123,477,369	32.8%
Residential loans	101,723,469	25.8%	103,347,898	27.4%
Agricultural loans	31,769,398	8.1%	31,561,686	8.4%
Consumer & other loans	5,329,082	1.3%	5,086,984	1.3%

Loans outstanding	394,630,148	100.0%	376,767,688	100.0%

Unearned interest and discount	(17,397)		(17,451)
Allowance for loan losses	(3,505,044)		(3,428,869)
Net loans	$391,107,707		$373,321,368

The Corporation’s only significant concentration of credit at September 30, 2019, occurred in real estate loans which totaled $298,237,595 compared with $283,277,489 at December 31, 2018. However, this amount was not concentrated in any specific segment within the market or geographic area.

At September 30, 2019, the lendable collateral value of the 1 – 4 family and multifamily mortgage loans that were pledged to FHLB to secure outstanding advances was $65,678,819. FHLB has a blanket lien on the 1 – 4 family and multifamily portfolios, which totaled $121,214,745

The following table shows maturities as well as interest sensitivity of the commercial, financial, agricultural, and construction loan portfolio at September 30, 2019.

Commercial, Financial, Agricultural and Construction

Distribution of loans which are due:
In one year or less	$40,434,774
After one year but within five years	56,000,603
After five years	20,077,351

Total	$116,512,728

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at September 30, 2019.

	Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total

Commercial, financial,
agricultural and construction	$74,824,037	$ 1,253,917	$76,077,954

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

Loans placed on nonaccrual status amounted to $1,917,775 and $1,204,861 at September 30, 2019, and December 31, 2018, respectively. There were $4,532 in past due loans over ninety days and still accruing at September 30, 2019, and none at December 31, 2018. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $67,145 for September 30, 2019, and $64,015 for December 31, 2018.

The following tables present an age analysis of past due loans still accruing interest and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of September 30, 2019
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$372,558	$0	$372,558	$550,699	$90,140,214	$91,063,471
Real estate:
Construction loans	0	0	0	185,239	25,264,018	25,449,257
Commercial mortgage loans	695,138	0	695,138	787,000	137,813,333	139,295,471
Residential loans	656,746	0	656,746	394,838	100,671,885	101,723,469
Agricultural loans	11,790	0	11,790	0	31,757,608	31,769,398
Consumer & other loans	49,416	4,532	53,948	0	5,275,134	5,329,082

Total loans	$1,785,648	$4,532	$1,790,181	$1,917,775	$390,922,192	$394,630,148

	Age Analysis of Past Due Loans As of December 31, 2018
	30-89 Days Past Due	Greater than 90 Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans

Commercial, financial and agricultural loans	$247,397	$0	$247,397	$36,157	$88,119,661	$88,403,215
Real estate:
Construction loans	0	0	0	0	24,890,536	24,890,536
Commercial mortgage loans	0	0	0	1,022,550	122,454,819	123,477,369
Residential loans	1,560,913	0	1,560,913	146,154	101,640,831	103,347,898
Agricultural loans	321,319	0	321,319	0	31,240,367	31,561,686
Consumer & other loans	36,654	0	36,654	0	5,050,330	5,086,984

Total loans	$2,166,283	$0	$2,166,283	$1,204,861	$373,396,544	$376,767,688

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

At September 30, 2019, and December 31, 2018, impaired loans amounted to $4,156,267 and $4,356,381, respectively. A reserve amount of $672,275 and $518,230 was recorded in the allowance for loan losses for these impaired loans as of September 30, 2019, and December 31, 2018, respectively.

The following tables present impaired loans, segregated by class of loans as of September 30, 2019, and December 31, 2018:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
September 30, 2019	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$1,256,525	$65,774	$1,104,097	$1,169,871	$437,299	$758,854	$48,957
Real estate:
Construction loans	390,576	269,776	0	269,776	0	269,776	12,072
Commercial mortgage loans	1,640,771	252,437	937,983	1,190,420	46,292	1,087,462	34,327
Residential loans	1,730,816	712,055	800,874	1,512,929	187,929	1,337,169	77,245
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	13,271	0	13,271	13,271	755	13,271	674

Total loans	$5,031,959	$1,300,042	$2,856,225	$4,156,267	$672,275	$3,466,532	$173,275

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2018	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment

Commercial, financial and agricultural loans	$184,899	$87,525	$568,816	$656,341	$276,392	$370,038	$52,411
Real estate:
Construction loans	402,234	281,434	0	281,434	0	281,434	25,364
Commercial mortgage loans	1,787,305	1,277,611	333,892	1,611,503	51,854	1,544,299	45,403
Residential loans	1,801,002	1,027,647	752,443	1,780,090	188,368	1,594,390	127,806
Agricultural loans	12,526	12,526	0	12,526	0	12,526	5,530
Consumer & other loans	0	0	14,487	14,487	1,616	14,487	820

Total loans	$4,187,966	$2,686,743	$1,669,638	$4,356,381	$518,230	$3,817,174	$257,334

At September 30, 2018, the year-to-date average recorded investment of impaired loans was $3,803,239 and the interest income received during impairment was $193,104.

At September 30, 2019, and December 31, 2018, included in impaired loans were $3,384 and $7,458, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at September 30, 2019, and December 31, 2018, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of September 30, 2019, and December 31, 2018. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	September 30, 2019
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$3,384	$0	1	$3,384	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	0	0	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0
Total TDR’s	$3,384	$0	1	$3,384	0	$0

	December 31, 2018
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$5,570	$0	1	$5,570	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	1,888	0	1	1,888	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0
Total TDR’s	$7,458	$0	2	$7,458	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and non-accrual at September 30, 2019, and December 31, 2018.

	September 30, 2019				December 31, 2018
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	1	3,384	0	0	1	1,888	0	0
Forbearance of interest	0	0	0	0	1	5,570	0	0
Total	1	$3,834	0	$0	2	$7,458	0	$0

As of September 30, 2019, and December 31, 2018, the Corporation had a balance of $3,384 and $7,458, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans at September 30, 2019, and December 31, 2018. The Corporation had $3,384 in the allowance for loan losses allocated to such troubled debt restructurings at September 30, 2019, and no balance allocated at December 31, 2018. The Corporation had no unfunded commitments to lend to a customer that has a troubled debt restructured loan as of September 30, 2019.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of September 30, 2019, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans as of September 30, 2019, and December 31, 2018:

September 30, 2019	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,656,967	$0	$0	$22,179	$0	$208,527	$1,887,673
Grade 2- Above Avg.	24,350	0	910,378	189,986	1,200,000	34,135	2,358,849
Grade 3- Acceptable	25,348,723	3,383,917	32,494,802	26,187,325	16,011,003	1,845,744	105,271,514
Grade 4- Fair	61,686,810	21,669,594	101,643,753	69,424,473	14,106,195	3,222,036	271,752,861
Grade 5a- Watch	1,743,039	269,775	1,452,992	2,325,553	0	17,551	5,808,910
Grade 5b- OAEM	231,019	0	0	26,679	0	0	257,698
Grade 6- Substandard	372,563	0	2,464,494	384,841	0	1,089	3,222,987
Grade 7- Doubtful	0	125,971	329,052	3,162,433	452,200	0	4,069,656
Total loans	$91,063,471	$25,449,257	$139,295,471	$101,723,469	$31,769,398	$5,329,082	$394,630,148

December 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,237,602	$0	$0	$22,905	$0	$210,045	$1,470,552
Grade 2- Above Avg.	0	0	0	0	0	43,711	43,711
Grade 3- Acceptable	23,821,846	1,860,003	30,398,565	25,839,646	16,863,356	1,151,239	99,934,655
Grade 4- Fair	58,753,931	22,749,099	88,122,957	73,114,310	14,698,330	3,657,108	261,095,735
Grade 5a- Watch	473,616	0	2,411,710	722,441	0	6,206	3,613,973
Grade 5b- OAEM	3,079,098	0	446,841	1,299,587	0	2,168	4,827,694
Grade 6- Substandard	787,309	281,434	2,097,296	2,349,009	0	16,507	5,531,555
Grade 7- Doubtful	249,813	0	0	0	0	0	249,813
Total loans	$88,403,215	$24,890,536	$123,477,369	$103,347,898	$31,561,686	$5,086,984	$376,767,688

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

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the three and nine-month period ended September 30, 2019. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories. The annualized net charge-offs to average loans outstanding ratio was 0.23% for the nine months ended September 30, 2019, compared with 0.13% at December 31, 2018.

Three months ended September 30, 2019:

September 30, 2019	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, June 30, 2019	$533,553	$1,043,027	$1,126,245	$478,963	$76,880	$206,472	$3,465,140

Charge-offs	57,143	56,220	0	226,540	0	6,793	346,697
Recoveries	6,773	0	0	0	0	931	7,704
Net charge-offs	50 ,370	56,220	0	226,540	0	5,863	338,993
Provisions charged to operations	10,912	39,216	188,691	132,955	0	7,123	378,897
Balance at end of period, September 30, 2019	$494,095	$1,026,023	$1,314,936	$385,378	$76,880	$207,733	$3,505,044

Nine months ended September 30, 2019:

September 30, 2019	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2018	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Charge-offs	159,360	56,220	274,550	226,540	0	13,571	730,241
Recoveries	18,953	0	3,368	35,941	0	2,959	61,221
Net charge-offs	140,407	56,220	271,182	190,599	0	10,612	699,020
Provisions charged to operations	232,251	39,216	375,815	117,107	(31,998)	12,804	745,195
Balance at end of period, September 30, 2019	$494,095	$1,026,023	$1,314,935	$385,379	$76,880	$207,732	$3,505,044

Ending balance -
Individually evaluated for impairment	$437,299	$0	$46,292	$187,929	$0	$755	$672,275
Collectively evaluated for impairment	56,796	1,026,023	1,268,643	197,450	76,880	206,977	2,832,769
Balance at end of period	$494,095	$1,026,023	$1,314,935	$385,379	$76,880	$207,732	$3,505,044

Loans :
Ending balance -
Individually evaluated for impairment	$1,169,871	$269,776	$1,190,420	$1,512,929	$0	$13,271	$4,156,267
Collectively evaluated for impairment	89,893,600	25,179,481	138,105,051	100,210,540	31,769,398	5,315,811	390,473,881
Balance at end of period	$91,063,471	$25,449,257	$139,295,471	$101,723,469	$31,769,398	$5,329,082	$394,630,148

At September 30, 2019, of the $4,156,267 loans that were individually evaluated for impairment, all $4,156,267 were deemed impaired.

The following table details activity in the ALL and loans evaluated for impairment by class of loans for the year ended December 31, 2018.

December 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2017	$324,260	$1,043,083	$1,056,595	$416,474	$11,560	$191,660	$3,043,632

Charge-offs	548,460	783	43,349	6,909	0	6,844	606,345
Recoveries	12,025	0	590	0	147,252	2,215	162,082
Net charge-offs	536,435	783	42,759	6,909	(147,252)	4,629	444,263
Provisions charged to operations	614,426	727	196,466	49,306	(49,934)	18,509	829,500
Balance at end of period, December 31, 2018	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Ending balance -
Individually evaluated for impairment	$276,392	$0	$51,854	$188,368	$0	$1,616	$518,230
Collectively evaluated for impairment	125,859	1,043,027	1,158,448	270,503	108,878	203,924	2,910,639
Balance at end of period	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Loans :
Ending balance -
Individually evaluated for impairment	$656,341	$281,434	$1,611,503	$1,929,214	$12,526	$14,487	$4,505,505
Collectively evaluated for impairment	87,746,874	24,609,102	121,865,866	101,418,684	31,549,160	5,072,497	372,262,183
Balance at end of period	$88,403,215	$24,890,536	$123,477,369	$103,347,898	$31,561,686	$5,086,984	$376,767,688

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In the third quarter 2019, noninterest income represented 15.8% of the Corporation’s total revenue which included net gains on the sale of securities and sale or disposition of assets of $174,283 and $235,031, respectively.

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

The Corporation’s nonperforming assets were $2.09 million at the end of September 30, 2019, up from $1.33 million at December 31, 2018, primarily due to an increase of $713 thousand in nonaccrual loans and down $158 thousand when compared with the third quarter 2018 mostly due to nonaccrual loans decreasing $205 thousand.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of September 30, 2019, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary. There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

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

The liquidity and capital resources of the Corporation are monitored on a periodic basis by state and Federal regulatory authorities. As determined under guidelines established by these regulatory authorities, the Bank’s liquidity ratios at September 30, 2019, were considered satisfactory. At that date, the Bank’s short-term investments were adequate to cover any reasonably anticipated immediate need for funds. We are not aware of any known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations. At September 30, 2019, the Corporation’s and the Bank’s risk-based capital ratios were considered adequate based on guidelines established by regulatory authorities. During the nine months ended September 30, 2019, total capital increased $4.780 million to $48.4 million and increased $5.95 million from the same period last year. Also, the Corporation continues to maintain a healthy level of capital adequacy as measured by its equity-to-asset ratio of 8.83% as of September 30, 2019, and average equity-to-average asset ratio for the third quarter ending September 30, 2019, of 8.73%. The Corporation is not aware of any events or trends likely to result in a material change in capital resources other than the effects of normal operations on the retention of net earnings. Also, the Corporation’s management is not aware of any current recommendations by the regulatory authorities which, if they were implemented, would have a material effect on the Corporation’s capital resources.

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

Performance Summary

The Corporation's net income after taxes for the three-month period ending September 30, 2019, was $1.4 million, up $288 thousand from net income of $1.1 million for the third quarter of 2018. Net interest income grew 9% to $5.2 million due primarily to a $32.6 million growth in average loans and an increase in noninterest income of $214 thousand. These increases were partially offset by increases in noninterest expense of $71 thousand and provision for loan loss of $130 thousand.

On a per share basis, net income for the third quarter was $.56 per share compared with $.45 per share for the same quarter in 2018. The weighted average common diluted shares outstanding for the third quarter remained flat compared to the same quarter in 2018 at 2.546 million. In the first quarter of 2018, the Corporation retired its treasury stock. The number of treasury shares retired was 1,748,059.

We measure our performance on selected key ratios, which are provided for the previous five quarterly periods.

	3rd Qtr	2nd Qtr	1st Qtr	4th Qtr	3rd Qtr
	2019	2019	2019	2018	2018
Return on average total assets	1.04%	0.95%	0.91%	0.85%	0.90%
Return on average total equity	11.92%	11.27%	11.06%	10.48%	10.74%
Average shareholders’ equity to Average total assets	8.73%	8.45%	8.19%	8.09%	8.36%
Net interest margin (tax equivalent)	4.08%	4.06%	3.82%	3.94%	4.08%

Comparison of Statements of Income for the Quarter

Total interest income increased $715 thousand to $6.4 million for the three months ended September 30, 2019, compared with the same period in 2018, reflecting an increase in interest income and fees on loans of $676 thousand. Interest on deposits in other banks increased $12 thousand and certificates of deposit in other banks increased $7 thousand, respectively, when compared with the third quarter of 2018. Also, interest income and dividends from investment securities increased $20 thousand compared with the same period last year.

Total interest expense increased $284 thousand, or 33%, to $1.1 million in the third quarter of 2019 compared with the same period in 2018. Interest paid on deposits increased $345 thousand, or 55%, during the third quarter of 2019 due to a 29 basis point increase in rate paid on interest-bearing deposits as well as an $39.3 million increase in average interest-bearing deposit volume compared with the third quarter of 2018. Total interest on borrowings decreased $61 thousand compared with the same quarter in 2018 due to a $14.4 million lower average volume of Federal Home Loan Bank Advances.

The primary source of revenue for the Corporation is net interest income, which is the difference between total interest income on earning assets and interest expense on interest-bearing sources of funds. Net interest income improved to $5.2 million for the third quarter of 2019 compared with $4.8 million in net interest income in the 2018 third quarter. Net interest income after provision for loan losses for the third quarter of 2019 was $4.8 million compared with $4.5 million for the same period in 2018 as the third quarter provision for loan losses was up $130 thousand to $379 thousand in 2019. The Corporation’s net interest margin was 4.08% for the third quarter of 2019, remaining flat from the same period last year. Although the net interest margin remained flat from the third quarter last year, there were significant changes, of which, were the average earning assets increased $40 million and the average interest bearing liabilities increased $25 million. Likewise, the average rate on interest earning assets increased 17 basis points and the average rate paid on interest bearing liabilities increased 24 basis points.

Noninterest income, at 15.8% of the Corporation’s total revenue for the quarter, was $1.2 million for the third quarter, up $214 thousand compared with the same period in 2018. The increase in noninterest income was primarily the result of a $174 thousand gain on the sale of securities. Also contributing to the increase was a $31 thousand increase in other income, a $7 thousand increase on net gain on sale or disposition of assets, and a $23 thousand increase in income from insurance services. Partially offsetting these increases, service charges on deposit accounts, income from retail brokerage services, and income from trust services decreased by $12 thousand, $8 thousand, and $1 thousand, respectively, compared with the third quarter last year.

Noninterest expense was $4.2 million for the third quarter of 2019, an increase of $71 thousand when compared with the third quarter of 2018. The largest component of noninterest expense, salaries and employee benefits, increased $12 thousand to $2.4 million for the third quarter of 2019 as management made a number strategic hires to support the Corporation.  Equipment, data processing, and occupancy expenses increased $96 thousand, $29 thousand, and $5 thousand, respectively. The increase in equipment are due to an increase in depreciation expense and maintenance on new equipment purchased to support technological advances. Partially offsetting these increases is other operating expenses which decreased $66 thousand when compared to third quarter 2018.

Comparison of Statements of Income for the Nine-month Period

Total interest income for the first nine months of 2019 increased $2.5 million to $18.5 million when compared with the same period in 2018, due primarily to a $2.4 million increase in interest income and fees on loans as average loans increased $43.6 million compared with the nine months of 2018. Interest income on deposits and certificates of deposit in other banks also increased $45 thousand and $18 thousand, respectively, compared to the same period last year. Interest income and dividends from investment securities increased by $46 thousand when compared with the first nine months of last year.

Total interest expense for the nine-month period ended September 30, 2019, increased $1,235 thousand, or 56%, to $3.4 million compared with the same period in 2018. Interest paid on interest-bearing deposits increased $1,517 thousand compared with the first nine months of 2018. Interest expense on total borrowings decreased $282 thousand for the first nine months of 2019 due to $22.4 million lower average Federal Home Loan Bank advances compared with the same period last year.

Net interest income for the first nine months of 2019 was 9.7% higher at $15 million compared with $13.8 million for the same period in 2018. Net interest income after provision for loan losses was $14.3 million compared with $13.2 million for the same period in 2018. The provision for loan losses was $745 thousand in the first nine months of 2019, up from $605 thousand for the same period of 2018 due to steady loan growth. Net interest margin was 4.01% for the first nine months of 2019, remaining flat from the same period last year. As mentioned for the quarter, the average rate earned on average interest earning assets paid on average interest bearing liabilities increased 29 basis points and 34 basis points, respectfully as volume of average interest earning assets and interest bearing liabilities increased $38.7 million and $40.1 million, respectively.

For the first nine months of 2019, noninterest income was $3.7 million, up $704 thousand compared with the same period in 2018. The increase was primarily attributed to a $244 thousand gain on the sale or disposition of assets, a net gain on the sale of securities of $174 thousand and a net gain on extinguishment of debt of $143 thousand. Also, income from insurance services, other income, and retail brokerage services increased $111 thousand, $71 thousand, and $2 thousand, respectively, compared with the first nine months of 2018. Partially offsetting these increases, service charges on deposit accounts and income from trust services decreased $35 thousand and $11 thousand respectively.

Noninterest expense increased $911 thousand for the first nine months of 2019 compared with the same period last year mainly attributed to an increase of $364 thousand in salary and employee benefits related to the same categories mentioned above in the quarterly comparison. Equipment expense, data processing expense, occupancy expenses, and other operating expense, also increased $336 thousand, $132 thousand, $55 thousand, and $31 thousand, respectively, compared with the first nine months of last year. Partially offsetting the increase, amortization of intangible assets decreased $8 thousand due to the intangible asset on the books being fully amortized.

Comparison of Financial Condition Statements

At September 30, 2019, total assets were $547.5 million, a $12.7 million increase from December 31, 2018. Interest-bearing deposits in other banks decreased $11.0 million and total loans increased $17.9 million which was primarily funded by an increase in total deposits of $10.5 million at September 30, 2019, mostly in noninterest-bearing deposit accounts and time deposits.

Total loans increased $17.9 million to $394.6 million at September 30, 2019, compared with $376.8 million at December 31, 2018. The Corporation continues to be conservative in its lending practices in order to maintain a quality loan portfolio. Loans, a major use of funds, represented 72.1% of total assets at September 30, 2019.

Investment securities, interest-bearing deposits in other banks, and certificates of deposit in other banks represented 21.2% of total assets at September 30, 2019. Compared with December 31, 2018, interest-bearing deposits in other banks decreased $10.9 million, investment securities increased $7.4 million, and certificates of deposit increased $245 thousand, respectively. This resulted in an overall decrease in investments of $3.2 million since December 31, 2018.

Deposits increased to $466.1 million at the end of the third quarter of 2019, up $10.5 million from the end of 2018. The increase was primarily in noninterest-bearing accounts of $11.4 million, total certificates of deposit accounts of $7.6 million, money market accounts of $6.7 million, interest bearing business checking accounts of $1.3 million, and savings accounts of $1.5 million. NOW accounts decreased $17.9 million compared with December 31, 2018. At September 30, 2019, total deposits represented 85.1% of total assets.

Total debt decreased $2.6 million when compared with the year-end 2018. Short-term borrowed funds consist of Federal Home Loan Bank advances of $5.8 million as of September 30, 2019, compared with $10.5 million at December 31, 2018. Of the short term borrowings, $3.8 million are short-term portions of long-term principal reducing Federal Home Loan Bank advances. The Corporation will repay the Federal Home Loan Bank long-term advances as scheduled. The following table shows the major contractual obligations for the Corporation.

Long-term debt consists of the following:

	September 30,	December 31,	September 30,
	2019	2018	2018

Advance from FHLB with a 1.259% fixed rate of interest maturing September 30, 2020 (principal reducing hybrid advance with principal reductions of $1.6 million).	$0	$1,600,000	$1,600,000

Advance from FHLB with a 1.9425% fixed rate of interest maturing December 16, 2022 (principal reducing hybrid advance with principal reductions of $857 thousand annually). (Extinguished early)	0	2,571,429	3,428,571

Advance from FHLB with a 1.419% fixed rate of interest maturing August 30, 2023 (principal reducing hybrid advance with principal reductions of $857 thousand annually). (Extinguished early)	0	0	3,428,572

Advance from FHLB with a 1.80% fixed rate of interest maturing July 10, 2020.	0	2,000,000	2,000,000

Advance from FHLB with a 1.925% fixed rate of interest maturing September 28, 2022 (principal reducing hybrid advance with principal reductions of $2.0 million annually). (Extinguished early)	0	6,000,000	6,000,000

Advance from FHLB with a 2.337% fixed rate of interest maturing December 5, 2024 (principal reducing hybrid advance with principal reductions of $857 thousand annually). (Extinguished early)	0	0	5,142,857

Advance from FHLB with a 3.018% fixed rate of interest maturing September 17, 2021. (Extinguished early)	0	3,000,000	3,000,000

Advance from FHLB with a 3.192% fixed rate of interest maturing September 20, 2023.	3,000,000	3,000,000	3,000,000

Advance from FHLB with a 3.4% fixed rate of interest maturing September 20, 2025.	3,000,000	3,000,000	3,000,000

Advance from FHLB with a 1.836% fixed rate of interest maturing June 24, 2021.	5,000,000	0	0

Advance from FHLB with a 1.9505% fixed rate of interest maturing June 26, 2024 (principal reducing hybrid advance with principal reductions of $1.0 million annually).	3,750,000	0	0

Advance from FHLB with a 2.027% fixed rate of interest maturing June 26, 2026 (principal reducing hybrid advance with principal reductions of $714 thousand annually).	4,107,143	0	0

Advance from FHLB with a 2.117% fixed rate of interest maturing June 26, 2029 (principal reducing hybrid advance with principal reductions of $500 thousand annually).	4,375,000	0	0

Total long-term debt	$23,232,143	$21,171,429	$30,600,000

The allowance for loan losses represents a reserve for potential losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with a particular emphasis on nonaccruing, past due, and other loans that management believes require attention.

Other factors used in determining the adequacy of the reserve are management’s judgment about factors affecting loan quality and their assumptions about the local and national economy. The allowance for loan losses was 0.89% of total loans outstanding at September 30, 2019, compared with 0.91% at December 31, 2018, and 0.84% at September 30, 2018. In the 2019 third quarter, net charge-offs were $339 thousand compared with net charge-offs of $364 thousand in the third quarter of 2018. Management considers the allowance for loan losses as of September 30, 2019, adequate to cover potential losses in the loan portfolio. For more information about loans, see Part I, Item 1, “Note 4 – Loans and Allowance for Loan Losses.”

Nonperforming assets were $2.09 million, or 0.38% of total assets, in the third quarter of 2019, up from $1.3 million, or 0.25% of total assets, at the end of 2018, and down from $2.25 million, or 0.44% of total assets in the same period last year. Nonaccrual loans were $1,918 thousand in the third quarter of 2019. These loans are primarily real estate loans totaling $1.4 million and $479 thousand in agriculture related loans.

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

Financial instruments whose contract amounts represent credit risk (dollars in thousands):	September 30, 2019	December 31, 2018
Commitments to extend credit	$38,241	$39,418
Standby letters of credit and financial guarantees	$4,327	$4,343

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

As of September 30, 2019, the Corporation met the definition under Basel III of a small bank holding company and, therefore, was exempt from the new consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

Total risk-based capital for the Corporation and the Bank are composed of CET1, additional Tier 1 capital, and Tier 2 capital. CET 1 capital includes common stock plus related surplus and retained earnings less intangible assets. Additional Tier 1 capital is currently the same as the CET1. Tier 2 capital consists of allowances for possible loan and lease losses, subject to limitations. The Tier 1 leverage ratio is based on average assets. Our total risk-based capital ratio now stands at 13.14%, which is 2.8 percent in excess of the regulatory standard for “well-capitalized”. See Footnote 1, Summary of Significant Accounting Policies, Recent Market and Regulatory Developments section, elsewhere in this report for further discussion on Basel III and capital requirements.

The Corporation’s and the Bank’s risk-based capital ratios as of September 30, 2019, are shown in the following table.

Risk Based Capital Ratios
				Basel III Regulatory Guidelines
	Southwest
	Georgia	Southwest		Required
	Financial	Georgia	For Well	Minimum
Risk-Based Capital Ratios	Corporation(1)	Bank	Capitalized	Capital
Common Equity Tier 1 capital	12.25%	11.80%	6.50%	7.00%
Tier 1 capital	12.25%	11.80%	8.00%	8.50%
Total risk-based capital	13.14%	12.69%	10.00%	10.50%
Tier 1 leverage ratio	8.81%	8.51%	5.00%	4.00%

(1)	Corporation meets the requirements of the exemption as a small bank holding company.

In September 2019, the Corporation paid a quarterly cash dividend of $0.12 per common share. A cash dividend of $0.12 per common share was also paid in June 2019, March 2019, December 2018, September 2018, and June 2018. A cash dividend of $0.11 per common share was paid in March 2018. The Board of Directors will continue to assess conditions for future dividend payments.

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

Management’s Annual Report on Internal Control over Financial Reporting

The Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Management’s assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2018, was included in Item 8 of the form 10K, dated December 31, 2018, under the heading “Management’s Report on Internal Control Over Financial Reporting”.

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

PART II. - OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit 31.1	Section 302 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 31.2	Section 302 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 32.1	Section 906 Certification of Periodic Financial Report by
Chief Executive Officer.

Exhibit 32.2	Section 906 Certification of Periodic Financial Report by
Principal Financial Officer.

Exhibit 101	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets at September 30, 2019, and December 31, 2018; (ii) Consolidated Statements of Income for the three and nine months ended September 30, 2019, and 2018; (iii) Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019, and 2018; (iv) Consolidated Statement of Changes in Shareholders’ Equity for the three and nine months ended July 30, 2019 and 2018; (v) Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

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

Date: November 12, 2019