Form 10-K
period 2019-12-31
SOUTHWEST GEORGIA FINANCIAL CORP
filed 2020-03-30
CIK 315849

U.S. Securities and Exchange Commission

Washington, D. C. 20549

Form 10-K

[ X ]	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2019

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____ .

Commission file number 001-12053

Southwest Georgia Financial Corporation

(Exact Name of Corporation as specified in its charter)

Georgia	58-1392259
(State Or Other Jurisdiction Of	(I.R.S. Employer
Incorporation Or Organization)	Identification No.)

201 First Street, S.E.
Moultrie, Georgia	31768
(Address of Principal Executive Offices)	(Zip Code)

(Corporation’s telephone number, including area code) (229) 985-1120

Securities registered pursuant to Section 12(b) of this Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $1.00 par value per share	SGB	NYSE American

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated file,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Aggregate market value of voting and non-voting stock held by nonaffiliates of the registrant as of June 30, 2019: $41,776,791 based on 2,003,683 shares at the price of $20.85 per share.

As of March 26, 2020, [2,547,424] shares of the $1.00 par value common stock of Southwest Georgia Financial Corporation were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to Instruction G of Form 10-K, Part III of this Annual Report on Form 10-K incorporates information by reference from the Registrant’s definitive proxy statement or amendment hereto to be filed within 120 days after the close of the fiscal year covered by this annual report.

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

Recent Developments

On December 18, 2019, the Corporation entered into an Agreement and Plan of Merger (the “merger agreement”) with The First Bancshares, Inc., a Mississippi corporation (“First Bancshares”), whereby the Corporation will be merged with and into the First Bancshares. Pursuant to and simultaneously with entering into the merger agreement, the Bank, and First Bancshares’s wholly owned subsidiary bank, The First, A National Banking Association (“The First”), entered into a Plan of Bank Merger whereby the Bank will be merged with and into The First immediately following the merger of the Corporation with and into First Bancshares (the “merger”) with a purchase price, on the announcement date, of approximately $88.0 million.

The merger agreement has been unanimously approved by the boards of directors of the Corporation and First Bancshares and by a majority of shareholders of the Corporation on March 27, 2020. The merger was further approved by the Office of the Comptroller of the Currency on March 18, 2020 and the transaction is expected to close in the second quarter of 2020.

The foregoing description of the merger and merger agreement is qualified in its entirety by reference to the merger agreement, which incorporated by reference into this Annual Report on Form 10-K. The merger agreement should not be read alone, but should instead be read in conjunction with the other information regarding the Corporation, First Bancshares, their respective affiliates and their respective businesses, the merger agreement and the merger contained in, or incorporated by reference into, the Registration Statement on Form S-4, filed by First Bancshares with the and reasonable and supportable forecasts. For Securities and Exchange Commission (the “SEC”) that includes a proxy statement of the Corporation and prospectus of First Bancshares, as well as in the Annual Reports on Forms 10-K, the Quarterly Reports on Forms 10-Q and other filings that each of the Corporation and First Bancshares has made with the SEC.

Please refer to Item 1A, “Risk Factors” for a discussion of certain risks related to the proposed merger.

Discussions in this Annual Report on Form 10-K that refer to the Corporation’s business, operations and risks in the future refer to the Corporation as a stand-alone entity up to the closing of the proposed merger or if the merger does not close, and that these considerations will be different with respect to the combined company after the closing of the merger.

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

Markets

The Corporation conducts banking activities in five counties in southwest and south central Georgia. Population characteristics in these counties range from rural to more metropolitan. In our most recent market, Tift County, we opened a full service banking center in August 2018. The total population of Tift County is 40,571. Our largest market is Lowndes County with a total population of 116,321 and the highest growth rate in our markets at 11.21% from 2008 to 2018. Due primarily to the location of a state university and a large air force base in Lowndes County, this market has a median age estimated at 30.2, younger than an average median age of 38.8 in the other four counties that the Bank primarily serves. These counties, Colquitt, Baker, Worth, and Tift, have an average total population of 27,389 and an average decline in population of (5.8)% from 2008 to 2018. Per capita income is approximately $22,000 in the Bank’s markets. Agriculture plays a major economic role in the Bank’s markets. Colquitt, Baker, Worth, Lowndes, and Tift Counties produce a large portion of our state’s crops, including cotton, peanuts, and a variety of vegetables.

Deposits

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2019, the Corporation’s deposit base, totaling $473,434,163, consisted of $113,882,249 in noninterest-bearing demand deposits (24.1% of total deposits), $233,333,973 in interest-bearing demand deposits including money market accounts (49.3% of total deposits), $33,554,780 in savings deposits (7.1% of total deposits), $67,580,453 in time deposits in amounts less than $250,000 (14.2% of total deposits), and $25,082,708 in time deposits of $250,000 or more (5.3% of total deposits).

Loans

The Bank makes both secured and unsecured loans to individuals, corporations, and other businesses. Both consumer and commercial lending operations include various types of credit for the Bank’s customers. Secured loans include first and second real estate mortgage loans. The Bank also makes direct installment loans to consumers on both a secured and unsecured basis. At December 31, 2019, consumer installment, real estate (including construction and mortgage loans), and commercial (including financial and agricultural) loans represented approximately 1.2%, 76.8% and 22.0%, respectively, of the Bank’s total loan portfolio.

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

Employees

The Bank had 111 full-time employees and one part-time employee at December 31, 2019. The Bank is not a party to any collective bargaining agreement, and the Bank believes that its employee relations are good.

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

The payment of dividends by the Corporation and the Bank may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending upon the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has issued a policy statement providing that insured banks should generally only pay dividends out of current operating earnings. In addition to the formal statutes and regulations, regulatory authorities consider the adequacy of each of the Bank’s total capital in relation to its assets, deposits and other such items. Capital adequacy considerations could further limit the availability of dividends to the Bank. At December 31, 2019, net assets available from the Bank to pay dividends without prior approval from regulatory authorities totaled $2,750,464. For 2019, the Corporation’s cash dividend payout to shareholders was $1,221,766.

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

While federal legislation, including the Economic Growth Act, has scaled back portions of the Dodd-Frank Act, uncertainty about the timing and scope of such changes, as well as the cost of complying with a new regulatory regime and future reform, remains. Specific portions of Dodd-Frank and the Economic Growth Act applicable to the Corporation or the Bank are discussed in detail below.

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

The Basel III Capital Rules require the Bank to maintain;

a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio effectively resulting in a minimum CET1 ratio of 7.0%);
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

As of December 31, 2019, the Bank met all capital adequacy requirements under the Basel III Capital Rules.

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

As of December 31, 2019, the Bank was “well-capitalized” under current regulations. See “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources and Dividends” of this Annual Report on Form 10-K for further information.

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

The Economic Growth Act mandated the federal banking regulators, through notice and comment rulemaking, to develop an “off-ramp” exempting certain banking organizations with less than $10.0 billion in consolidated assets and a low-risk profile from generally applicable leverage capital and risk-based capital requirements if such banking organization maintained a leverage ratio (calculated by dividing Tier 1 capital by average total consolidated assets) to be set by the federal banking regulators (the “Community Bank Leverage Ratio”). The Economic Growth Act requires the federal banking regulators set the Community Bank Leverage Ratio between 8% and 10%. On September 17, 2019, the federal banking regulators adopted a final rule to implementing Section 201 of the Economic Growth Act, which sets the Community Bank Leverage Ratio at 9% and allows these banking organizations to opt into the Community Bank Leverage Ratio framework beginning in the first quarter of 2020. Generally, community banking organizations that opt in and maintain a Community Bank Leverage ratio of 9% are considered to have satisfied the risk-based and leverage capital requirements in the generally applicable capital rules and further, these institutions are considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the 1991 Act. The final rule also provides for a two quarter grace period, with certain exception if an electing banking organization ceases to satisfy any of the qualifying criteria to either meet the qualifying criteria or to comply with the generally applicable capital rule. The Corporation has not yet elected to maintain the Community Bank Leverage.

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

Cybersecurity. Cyber-attacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal bank regulatory agencies to issue extensive guidance on cybersecurity. These agencies are likely to continue to devote resources to this part of their safety and soundness examination for the foreseeable future.

Fair Value. The Corporation’s impaired loans and foreclosed assets may be measured and carried at “fair value”, the determination of which requires management to make assumptions, estimates and judgments.  When a loan is considered impaired, a specific valuation allowance is allocated or a partial charge-off is taken, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  In addition, foreclosed assets are carried at the lower of cost or “fair value”, less cost to sell, following foreclosure.  “Fair value” is defined by U.S. GAAP “as the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date.”  GAAP further defines an “orderly transaction” as “a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets; it is not a forced transaction (for example, a forced liquidation or distress sale).”  Although management believes its processes for determining the value of these assets use appropriate factors and allow the Corporation to arrive at a fair value, the processes require management judgment and assumptions and the value of such assets at the time they are revalued or divested may be significantly different from management’s determination of fair value.  Because of this increased subjectivity in fair value determinations, there is greater than usual grounds for differences in opinions, which may result in increased disagreements between management and the Bank’s regulators, disagreements which could impair the relationship between the Bank and its regulators.

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

Executive Officers of the Corporation and the Bank

Executive officers are elected by the Board of Directors annually in May and hold office until the following May at the pleasure of the Board of Directors. The principal executive officers of the Corporation and the Bank and their ages, positions, and terms of office as of March 26, 2020, are as follows:

Name (Age)	Principal Position	Executive Officer Since

DeWitt Drew	President and Chief Executive Officer of the	1999
(63)	Corporation and Bank

Donna S. Lott (44)	Executive Vice President and Chief Administrative Officer of the Corporation and Bank and Cashier of the Bank	2008

Danny E. Singley	Executive Vice President and Chief Credit Officer of	2002
(65)	the Bank

Jeffrey (Jud) Moritz	Executive Vice President of the Bank and Valdosta	2011
(43)	Region President

Ross K. Dekle	Executive Vice President of the Bank and Moultrie	2011
(38)	Region President

Gregory P. Costin	Senior Vice President of the Bank	2012
(44)

Pamela J. Yeager	Senior Vice President of the Bank	2015
(51)

Chad J. Carpenter	Senior Vice President of the Bank and Tifton	2015
(45)	Region President

Leslie W. Green	Senior Vice President of the Bank	2018
(45)
T. Garrett Westbrook	Vice President and Controller	2020
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

Mr. Westbrook became Vice President and Controller of the Corporation and the Bank in, 2020. Previously, he served as staff accountant of the Corporation and the Bank since 2018. He previously served as a tax manager for a local CPA firm.

Table 1 - Distribution of Assets, Liabilities, and Shareholders’ Equity; Interest Rates and Interest Differentials

The following tables set forth, for the fiscal years ended December 31, 2019, 2018, and 2017, the daily average balances outstanding for the major categories of earning assets and interest-bearing liabilities and the average interest rate earned or paid thereon. Except for percentages, all data is in thousands of dollars.

	Year Ended December 31, 2019
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$12,428	$0	—%
Earning assets:
Interest-bearing deposits with banks	22,734	497	2.19%
Loans, net (a) (b) (c)	383,822	21,861	5.70%
Certificates of deposit in other banks	2,859	71	2.48%
Taxable investment securities held to maturity and available for sale	67,480	1,684	2.50%
Nontaxable investment securities held to maturity (c)	25,970	882	3.40%
Nontaxable investment securities available for sale (c)	6,339	223	3.52%
Other investment securities	1,579	104	6.59%
Total earning assets	510,783	$25,322	4.96%
Premises and equipment	14,292
Other assets	11,593
Total assets	$549,095
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$114,983	$0	—%
Interest-bearing liabilities:
Interest bearing business checking	31,258	138	0.44%
NOW accounts	13,464	56	0.42%
Money market deposit accounts	177,154	1,555	0.88%
Savings deposits	33,276	118	0.35%
Time deposits	101,806	1,981	1.95%
Federal funds purchased	1	0	0.00%
Other borrowings	26,797	605	2.32%
Total interest-bearing liabilities	383,756	4,453	1.16%
Other liabilities	3,332
Total liabilities	502,071
Common stock	2,545
Surplus	18,420
Retained earnings	26,059
Total shareholders’ equity	47,024
Total liabilities and shareholders’ equity	$549,095
Net interest income and margin		$20,869	4.09%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.

(b) Interest income includes loan fees of approximately $1,138 thousand.

(c) Reflects taxable equivalent adjustments using a tax rate of 21%.

	Year Ended December 31, 2018
	Average Balance	Interest	Rate
ASSETS	(Dollars in thousands)
Cash and due from banks	$9,944	$0	—%
Earning assets:
Interest-bearing deposits with banks	25,951	485	1.87%
Loans, net (a) (b) (c)	346,761	18,782	5.42%
Certificates of deposit in other banks	2,019	48	2.38%
Taxable investment securities held to maturity and available for sale	54,088	1,363	2.52%
Nontaxable investment securities held to maturity (c)	36,364	1,204	3.31%
Nontaxable investment securities available for sale (c)	7,375	236	3.20%
Other investment securities	2,356	144	6.11%
Total earning assets	474,914	$22,262	4.69%
Premises and equipment	13,763
Other assets	11,874
Total assets	$510,495
LIABILITIES AND SHAREHOLDERS’ EQUITY
Noninterest-bearing demand deposits	$112,768	$0	—%
Interest-bearing liabilities:
Interest bearing business checking	21,334	85	0.40%
NOW accounts	18,807	70	0.37%
Money market deposit accounts	147,395	1,030	0.70%
Savings deposits	32,082	124	0.39%
Time deposits	87,539	1,075	1.23%
Federal funds purchased	42	1	2.38%
Other borrowings	44,654	937	2.10%
Total interest-bearing liabilities	351,853	3,322	0.94%
Other liabilities	3,795
Total liabilities	468,416
Common stock	2,823
Surplus	11,075
Retained earnings	32,322
Less treasury stock	(4,141)
Total shareholders’ equity	42,079
Total liabilities and shareholders’ equity	$510,495
Net interest income and margin		$18,940	3.99%

(a) Average loans are shown net of unearned income and the allowance for loan losses. Nonperforming loans are included.

(b) Interest income includes loan fees of approximately $1,062 thousand.

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

				Due To Changes In (a)
	2019	2018	Increase (Decrease)	Volume	Rate
	(Dollars in thousands)
Interest earned on:
Interest-bearing deposits with banks	$497	$485	$12	$(33)	$45
Loans, net (b)	21,861	18,782	3,079	2,077	1,002
Certificates of deposit in other banks	71	48	23	21	2
Taxable investment securities held to maturity and available for sale	1,684	1,363	321	334	(13)
Nontaxable investment securities held to maturity (b)	882	1,204	(322)	(354)	32
Nontaxable investment securities available for sale (b)	223	236	(13)	(43)	30
Other investment securities	104	144	(40)	(52)	12
Total interest income	25,322	22,262	3,060	1,950	1,110
Interest paid on:
Interest bearing business checking	138	85	53	43	10
NOW accounts	56	70	(14)	(23)	9
Money market deposit accounts	1,555	1,030	525	231	294
Savings deposits	118	124	(6)	6	(12)
Time deposits	1,981	1,075	906	197	709
Federal funds purchased	0	1	(1)	(1)	0
Other borrowings	605	937	(332)	(445)	112
Total interest expense	4,453	3,322	1,131	8	1,122
Net interest earnings	$20,869	$18,940	$1,929	$1,942	$(12)

(a) Volume and rate components are in proportion to the relationship of the absolute dollar amounts of the change in each.

(b) Reflects taxable equivalent adjustments using a tax rate of 21% for 2019 and 2018 in adjusting interest on nontaxable loans and securities to a fully taxable basis.

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

Table 3 - Investment Portfolio

The carrying values of investment securities for the indicated years are presented below:

	Year Ended December 31,
	2019	2018	2017
	(Dollars in thousands)
Securities held to maturity:
State and municipal	$20,443	$30,583	$41,447
Residential mortgage-backed	5,044	6,244	3,144
Total securities held to maturity	$25,487	$36,827	$44,591
Securities available for sale:
U.S. government treasuries	$4,027	$955	$968
U.S. government agencies	38,498	45,207	43,860
State and municipal	4,534	7,378	7,574
Residential mortgage-backed	20,766	4,774	1,862
Corporate notes	0	0	0
Total securities available for sale	$67,825	$58,314	$54,264

At December 31, 2019, the total investment portfolio decreased to $93,312,824, down $1,827,826, compared with $95,140,650 at December 31, 2018. The decrease in the portfolio resulted in various maturities and calls totaling $13,062,059, sales of $9,358,503, and residential mortgage-backed securities principal paydowns of $3,735,287. The sales were U.S. government agency and state and local municipal securities categorized as available for sale. These transactions resulted in a net gain of $174,283. Partially offsetting these maturities, calls, and sales were purchases of $23,291,052 of U.S. government agency securities, residential mortgage-backed securities, and municipal securities.

The following table shows the contractual maturities of debt securities at December 31, 2019, and the weighted average yields (for nontaxable obligations on a fully taxable basis assuming a 21% tax rate) of such securities. Mortgage-backed securities amortize in accordance with the terms of the underlying mortgages, including prepayments as a result of refinancing and other early payoffs.

	MATURITY
	Within One Year		After One But Within Five Years		After Five But Within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
Debt Securities:
U.S. government treasuries	$0	0%	$3,016	2.49%	$1,011	2.25%	$0	0%
U.S. government agencies	2,007	2.28%	26,857	2.62%	9,634	2.57%	0	0%
State and municipal	2,516	2.37%	10,047	2.78%	10,064	2.56%	2,350	2.53%
Residential mortgage-backed	2	4.00%	893	2.94%	1,677	2.94%	23,239	2.74%

Total	$4,525	2.33%	$40,813	2.68%	$22,386	2.58%	$25,589	3.21%

The calculation of weighted average yields is based on the carrying value and effective yields of each security weighted for the scheduled maturity of each security. At December 31, 2019 and 2018, securities carried at approximately $62,931,401 and $59,182,556, respectively, were pledged to secure public and trust deposits as required by law. At December 31, 2019, approximately $25,000,827 was over pledged and could be released if necessary for liquidity needs. At December 31, 2019 and 2018, no securities were pledged to secure our Federal Home Loan Bank advances.

Table 4 - Loan Portfolio

The following table sets forth the amount of loans outstanding for the indicated years according to type of loan:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Commercial, financial and agricultural	$87,441	$88,403	$73,146	$70,999	$58,173
Real estate:
Construction loans	28,826	24,891	22,287	25,999	19,831
Commercial mortgage loans	143,022	123,477	106,458	91,733	85,777
Residential loans	102,240	103,348	99,160	83,271	67,969
Agricultural loans	31,459	31,562	25,374	16,580	15,620
Consumer & other	5,094	5,086	3,767	3,961	3,435
Total loans	398,082	376,767	330,192	292,543	250,805
Less:
Unearned interest and discount	17	17	18	19	19
Allowance for loan losses	3,604	3,429	3,044	3,124	3,032
Net loans	$394,461	$373,321	$327,130	$289,400	$247,754

The following table shows maturities of the commercial, financial, agricultural, and construction loan portfolio at December 31, 2019.

Commercial, Financial, Agricultural, and Construction
(Dollars in thousands)
Distribution of loans which are due:
In one year or less	$36,921
After one year but within five years	54,478
After five years	24,869
Total	$116,268

The following table shows, for such loans due after one year, the amounts which have predetermined interest rates and the amounts which have floating or adjustable interest rates at December 31, 2019.

	Loans With
	Predetermined	Loans With
	Rates	Floating Rates	Total
	(Dollars in thousands)
Commercial, financial, agricultural and construction	$74,690	$4,657	$79,347

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

		Accruing Loans
	Nonaccrual Loans	90 Days Past-Due	Troubled Debt Restructured	Total	Foreclosed Assets
	(Dollars in thousands)

December 31, 2019	$241	$0	$3	$244	$274
December 31, 2018	$1,205	$0	$7	$1,212	$128
December 31, 2017	$1,675	$0	$4	$1,679	$759
December 31, 2016	$246	$0	$914	$1,160	$127
December 31, 2015	$1,546	$1	$2,290	$3,837	$82
December 31, 2014	$786	$0	$215	$1,001	$274

In 2019, nonaccrual loans decreased due to settlement, payment, restructuring, or charge-offs. Items in foreclosed assets includes four commercial real estate properties totaling $273,873.

The Bank performs an internal analysis of the loan portfolio in order to identify and quantify loans with higher than normal risk. Loans having a higher risk profile are assigned a risk rating corresponding to the level of weakness identified in the loan. All loans risk rated Watch, Other Assets Especially Mentioned (“OAEM”), Substandard or Doubtful are listed on the Bank’s “watchlist.” Management monitors these loans closely and reviews their performance on a regular basis to assess the level of risk and to ensure that appropriate actions are being taken to minimize potential loss exposure. Loans identified as being Loss are fully charged off. In addition, the Bank maintains a listing of “classified loans”, of which some loans may be potential problem loans, consisting of Substandard and Doubtful loans which totaled $4,012,161 at December 31, 2019. Potential problem loans are loans other than nonaccruals, past-dues and troubled debt restructured loans which management has doubt as to the borrower’s ability to comply with the present loan repayment terms.

Management closely monitors the watchlist for signs of deterioration to mitigate the growth in nonaccrual loans. At December 31, 2019, watchlist loans, inclusive of the “classified loans”, totaled $12,212,483, of which $10,017,332 are not considered impaired.

As of the most recent reported period, state separately as to foreign and domestic loans included in Nonaccrual Loans, 90 Days Past Due Loans and Trouble Debt Restructured the following information: (i) the gross interest income that would have been recorded in the period that ended if the loans had been current in accordance with their original terms and had been outstanding throughout the period or since origination, if held for part of the period, and (ii) the amount of interest income on those loans that was included in net income for the period.

Summary of Loan Loss Experience

The following table is a summary of average loans outstanding during the reported periods, changes in the allowance for loan losses arising from loans charged off and recoveries on loans previously charged off by loan category, and additions to the allowance which have been charged to operating expenses.

	Year Ended December 31,
	2019	2018	2017	2016	2015
(Dollars in thousands)
Average loans outstanding	$387,315	$349,938	$317,724	$281,006	$235,939
Amount of allowance for loan losses at beginning of period	$3,429	$3,044	$3,124	$3,032	$3,114
Amount of loans charged off during period:
Commercial, financial and agricultural	179	548	113	103	264
Real estate:
Construction	56	1	0	0	0
Commercial	275	43	169	0	0
Residential	227	7	60	4	33
Agricultural	0	0	94	0	0
Consumer & other	14	7	12	9	22
Total loans charged off	751	606	448	116	319
Amount of recoveries during period:
Commercial, financial and agricultural	20	12	64	28	42
Real estate:
Construction	0	0	0	0	0
Commercial	3	1	0	0	0
Residential	40	0	0	17	22
Agricultural	0	147	0	0	0
Consumer & other	6	2	4	3	32
Total loans recovered	69	162	68	48	96
Net loans charged off during period	682	444	380	68	223
Additions to allowance for loan losses charged to operating expense during period	857	829	300	160	141
Amount of allowance for loan losses at end of period	$3,604	$3,429	$3,044	$3,124	$3,032
Ratio of net charge-offs during period to average loans outstanding for the period	.18%	.13%	.12%	.02%	.09%

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

	December 31, 2019		December 31, 2018		December 31, 2017
Category	Allocation	% of Total Loans	Allocation	% of Total Loans	Allocation	% of Total Loans
(Dollars in thousands)
Commercial, financial and agricultural	$501	22.0%	$402	23.5%	$324	22.2%
Real estate:
Construction	1,035	7.2%	1,043	6.6%	1,043	6.8%
Commercial	1,359	35.9%	1,210	32.8%	1,057	32.2%
Residential	420	25.7%	459	27.4%	416	30.0%
Agricultural	77	7.9%	109	8.4%	12	7.7%
Consumer & other	212	1.3%	206	1.3%	192	1.1%
Total	$3,604	100.0%	$3,429	100.0%	$3,044	100.0%

December 31, 2016	December 31, 2015
Category	Allocation	% of Total Loans	Allocation	% of Total Loans
Commercial, financial and agricultural	$191	24.3%	$145	23.2%
Real estate:
Construction	1,043	8.9%	1,043	7.9%
Commercial	1,192	31.3%	1,192	34.2%
Residential	420	28.5%	382	27.1%
Agricultural	87	5.7%	86	6.2%
Consumer & other	191	1.3%	184	1.4%
Total	$3,124	100.0%	$3,032	100.0%

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

Table 5 - Deposits

The average amounts of deposits for the last three years are presented below.

Year Ended December 31,
	2019	2018	2017
(Dollars in thousands)
Noninterest-bearing demand deposits	$114,983	$112,767	$130,252
Interest bearing business checking	31,258	21,335	0
NOW accounts	13,464	18,807	20,606
Money market deposit accounts	177,154	147,395	129,313
Savings	33,276	32,082	30,448
Time deposits	101,806	87,539	79,832
Total interest-bearing deposits	356,958	307,158	260,199
Total average deposits	$471,941	$419,925	$390,451

 The maturity of certificates of deposit of $100,000 or more as of December 31, 2019, are presented below.

(Dollars in thousands)
3 months or less	$11,107
Over 3 months through 6 months	8,894
Over 6 months through 12 months	14,327
Over 12 months	18,908
Total outstanding certificates of deposit of $100,000 or more	$53,236

Table 6 - Return on Equity and Assets

Certain financial ratios are presented below.

Year Ended December 31,
	2019	2018	2017
Return on average assets	0.96%	0.91%	0.80%
Return on average equity	11.25%	11.04%	9.41%
Dividend payout (dividends paid divided by net income)	23.09%	25.74%	29.44%
Average equity to average assets	8.57%	8.24%	8.55%

Table 7 – Short-Term Borrowings

Short-term borrowed funds consist of FHLB advances of $5,814,286 with a weighted average interest rate of 1.78% as of December 31, 2019, and $10,457,143 with a weighted average interest rate of 1.92% as of December 31, 2018. $2.214 million of short-term borrowings are short-term portions of long-term principal reducing Federal Home Loan Bank advances.

Information concerning federal funds purchased and FHLB short-term advances are summarized as follows:

	2019	2018
Average balance during the year	$6,545,280	$17,305,184
Average interest rate during the year	1.89%	2.29%
Maximum month-end balance during the year	$12,802,381	$20,971,429

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

The Corporation cautions that there are various risks, uncertainties and other factors that could cause actual results and experience to differ materially from the anticipated results or other expectations expressed in any forward-looking statements; accordingly, there can be no assurance that such indicated results will be realized. These risks, uncertainties and other factors include, but are not limited to, risks related to:

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

•         changes in commodity prices and interest rates, including the discontinuation of London Interbank Offered Rate (“LIBOR”) as an interest rate benchmark;

•         the Corporation’s accounting and reporting policies;

•         the Corporation’s ability to maintain effective internal controls over financial reporting and disclosure controls and procedure;

•         a cybersecurity incident involving the misappropriation, loss or unauthorized disclosure or use of confidential information of our customers;

•         weather, natural disasters, and other catastrophic events;

•         risks associated with the timing of the completion of the merger;

•         the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement, including a termination of the merger agreement under circumstances that could require the Corporation to pay a termination fee to First Bancshares;

•         the inability to complete the merger contemplated by the merger agreement due to the failure to satisfy conditions necessary to close the merger;

•         management time and effort may be diverted to the resolution of merger-related issues;

•         the risk that the businesses of the Corporation and First Bancshares will not be integrated successfully, or such integration may be more difficult, time-consuming or costly than expected;

•         First Bancshares’ ability to achieve the synergies and value creation contemplated by the proposed merger with the Corporation;

•         the expected growth opportunities or costs savings from the merger may not be fully realized or may take longer to realize than expected;

•         revenues following the transaction may be lower than expected as a result of losses of customers or other reasons;

•         potential deposit attrition, higher than expected costs, customer loss and business disruption associated with First Bancshares’ integration of the Corporation, including, without limitation, potential difficulties in maintaining relationships with key personnel;

•         the outcome of any legal proceedings that may be instituted against the Corporation or First Bancshares or their respective boards of directors;

•         general economic conditions, either globally, nationally, in the States of Georgia or Mississippi, or in the specific markets in which the Corporation or First Bancshares operate;

•         limitations placed on the ability of the Corporation and First Bancshares to operate their respective businesses by the merger agreement;

•        the effect of the announcement of the merger on the Corporation and First Bancshares’ business relationships, employees, customers, suppliers, vendors, other partners, standing with regulators, operating results and businesses generally;

•         customer acceptance of the combined company’s products and services;

•         the amount of any costs, fees, expenses, impairments and charges related to the merger;

•         fluctuations in the market price of First Bancshares common stock and the related effect on the market value of the merger consideration that the Corporation shareholders will receive upon completion of the merger;

•         legislation, regulatory changes or changes in monetary or fiscal policy that adversely affect the businesses in which the Corporation and First Bancshares are engaged, including potential changes resulting from currently proposed legislation;

•         liquidity risk affecting the Corporation or First Bancshares ability to meet their respective obligations when they become due;

•         pandemics, terrorist activities and other risks that results in loss of consumer confidence and economic disruptions; and

•         other factors discussed in the Corporation’s other filings with the SEC.

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

Risks Related to the Corporation

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

One or more negative developments resulting from adverse conditions in the general business or economic environment, some of which are described above, could have a material adverse effect on the Corporation’s financial condition and results of operations.

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

The Corporation’s construction and land development loan portfolio was $28.8 million at December 31, 2019, comprising 7.2% of total loans. Construction and land development loans are often riskier than home equity loans or residential mortgage loans to individuals. In the event of a general economic slowdown, they would represent higher risk due to slower sales and reduced cash flow that could impact the borrowers’ ability to repay on a timely basis. As a result, these loans could represent higher risk due to slower sales and reduced cash flow that affect the borrowers’ ability to repay on a timely basis which could result in a sharp increase in our total net charge-offs and require us to significantly increase our allowance for loan losses, any of which could have a material adverse effect on our financial condition or results of operations.

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

The Corporation’s earnings depend largely on the relationship between the yield on earning assets, primarily loans and investments, and the cost of funds, primarily deposits and borrowings. This relationship, known as the interest rate spread, is subject to fluctuation and is affected by economic and competitive factors which influence interest rates, the volume and mix of interest-earning assets and interest-bearing liabilities and the level of nonperforming assets. Fluctuations in interest rates affect the demand of customers for the Corporation’s products and services. In addition, interest-bearing liabilities may re-price or mature more slowly or more rapidly or on a different basis than interest-earning assets. Significant fluctuations in interest rates could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. On March 3, 2020 the Federal Reserve lowered the target range for the federal funds rate to a range from 1.00 to 1.25 percent citing evolving risks to economic activity from the coronavirus (“COVID-19”) (discussed elsewhere in these Risk Factors and in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”), and on March 15, 2020, the Federal Reserve further lowered the target range for the federal funds rate to a range from 0 to 0.25 percent citing related concerns about the disruption to economic activity and stress in the energy sector. A prolonged period of very low interest rates could reduce our net interest income and have a material adverse impact on our results of operations or financial condition.

In addition, the discontinuance of LIBOR as a reference rate, and the uncertainty related to such potential changes, may adversely affect the value of reference rate-linked debt securities that we hold or issue, which could further impact our interest rate spread and impact our financial condition or results of operations.

Changes in the level of interest rates may also negatively affect the value of the Corporation’s assets and its ability to realize book value from the sale of those assets, all of which ultimately affect earnings.

The phase-out or the replacement of LIBOR with a different reference rate or modification of the method used to calculate LIBOR could adversely affect our financial condition and results of operations.

LIBOR is an interest rate benchmark used as a reference rate for a wide range of our financial instruments. In July 2017, the UK’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop compelling banks to submit LIBOR rates after 2021. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The Alternative Reference Rates Committee (the “ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in contracts that are currently indexed to United States dollar LIBOR. The ARRC has proposed a paced market transition plan to SOFR from LIBOR and organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR. LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform.

These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past and could have adverse effects on our business, financial condition and results of operations. In particular, the disappearance of LIBOR and transition to a new method or benchmark could:

•       adversely affect the interest rates paid or received on, and the revenue and expenses associated with, and the value of the Corporation’s floating rate obligations, loans and other financial instruments tied to LIBOR, or other securities or financial arrangements given LIBOR’s role in determining market interest rates globally;

•       prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative benchmark rate;

•       result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language, or the absence of such language, in LIBOR-based securities and loans;

•       result in customer uncertainty and disputes around how variable rates should be calculated in light of the foregoing, thereby damaging our reputation and resulting in a loss of customers and additional costs to us; and

•       require the transition to or development of appropriate systems and analytics to effectively transition the Corporation’s risk management processes from LIBOR-based products to those based on the applicable alternative pricing benchmark, such as SOFR.

The manner and impact of this transition, and the effect on the Corporation’s funding costs, loan, and investment and trading securities portfolios, asset liability management and business is uncertain.

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

The Bank’s loan customers may not repay their loans according to their terms and the collateral securing the payment of these loans may be insufficient to assure repayment. The Bank may experience significant loan losses which would have a material adverse effect on the Corporation’s operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. The Corporation maintains an allowance for loan losses in an attempt to cover any loan losses inherent in the portfolio. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, national and local economic conditions and other pertinent information. As a result of these considerations, the Corporation has from time to time increased its allowance for loan losses. For the year ended December 31, 2019, the Corporation recorded an allowance for possible loan losses of $3.60 million, compared with $3.43 million for the year ended December 31, 2018. If these assumptions are incorrect, the allowance may not be sufficient to cover future loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in the loan portfolio. If we are required to materially increase our level of allowance for credit losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

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

The Corporation’s business is subject to the success of the local economies and real estate markets in which it operates and susceptible to an economic downturn.

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

Moreover, if economic conditions were to worsen nationally, regionally or locally, then we could see a sharp increase in our total net charge-offs and also be required to significantly increase our allowance for credit losses. Furthermore, the demand for loans and our other products and services could decline. An increase in our non-performing assets and related increases in our provision for loan losses, coupled with a potential decrease in the demand for loans and our other products and services, could negatively affect our business and could have a material adverse effect on our capital, financial condition, results of operations and future growth. Our customers may also be adversely impacted by changes in regulatory, trade (including tariffs) and tax policies and laws, or a global health crisis or pandemic, all of which could reduce demand for loans and adversely impact our borrowers’ ability to repay our loans. In addition, international economic uncertainty could also impact the U.S. financial markets by potentially suppressing stock prices, including ours, and adding to overall market volatility, which could adversely affect our business. The effects of any economic downturn could continue for many years after the downturn is considered to have ended.

The Corporation may face risks with respect to its ability to execute its business strategy.

The financial performance and profitability of the Corporation will depend on its ability to execute its strategic plan and manage its future growth. Moreover, the Corporation’s future performance is subject to a number of factors beyond its control, including pending and future federal and state banking legislation, regulatory changes, unforeseen litigation outcomes, inflation, lending and deposit rate changes, interest rate fluctuations, increased competition and economic conditions. Accordingly, these issues could have a material adverse effect on the Corporation’s business, financial condition, results of operations or liquidity. On March 3, 2020 the Federal Reserve lowered the target range for the federal funds rate to a range from 1.00 to 1.25 percent citing evolving risks to economic activity from the COVID-19 (discussed elsewhere in these Risk Factors and in Part II, Item 7 under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments”), and on March 15, 2020, the Federal Reserve further lowered the target range for the federal funds rate to a range from 0 to 0.25 percent citing related concerns about the disruption to economic activity and stress in the energy sector. A prolonged period of very low interest rates could reduce our net interest income and have a material adverse impact on our results of operations or financial condition.

The Corporation depends on its key personnel, and the loss of any of them could adversely affect the Corporation.

The Corporation’s success depends to a significant extent on the management skills of its existing executive officers and directors, many of whom have held officer and director positions with the Corporation for many years. The loss or unavailability of any of its key personnel, including DeWitt Drew, President and Chief Executive Officer; Donna S. Lott, Executive Vice President and Chief Administrative Officer; and Danny E. Singley, Executive Vice President & Chief Credit Officer, could have a material adverse effect on the Corporation’s business, financial condition, and results of operations or liquidity.

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

The outbreak of the recent COVID-19, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the U.S. economy, which could in turn disrupt the business, activities, and operations of our customers, as well as our business and operations. Moreover, since the beginning of January 2020, the COVID-19 outbreak has caused significant disruption in the financial markets both globally and in the United States. The spread of COVID-19, or an outbreak of another highly infectious or contagious disease, including the time such outbreak takes to wane and the time it takes our markets to return to normal, may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 or an outbreak of an infectious disease in our market area. Although we maintain contingency plans for pandemic outbreaks, a spread of COVID-19, or an outbreak of another contagious disease could also negatively impact the availability of key personnel necessary to conduct our business activities. Such a spread or outbreak also negatively impact the business and operations of third-party service providers who perform critical services for us. The spread of COVID-19, or another highly infectious or contagious disease, or the failure to contain such spread could have a material adverse effect to our business, financial condition, and results of operations.

On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, the U.S. President announced a national emergency relating to the disease. There is a possibility of widespread infection in the United States and abroad, with the potential for catastrophic impact. National, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession. Any of the foregoing factors, or other cascading effects of the pandemic that are not currently foreseeable, could materially affect our business, including our customers’ willingness to conduct banking transactions, their ability to pay on existing obligations and the availability of liquidity, which would negatively affect our financial condition and results of operations. The duration of any such impacts cannot be predicted.

Risks Related to the Merger

Because of the fixed exchange ratio and the fluctuation of the market price of First Bancshares common stock, our shareholders will not know the market value of the merger consideration until they will receive at the effective time of the merger.

Pursuant to the merger agreement, each share of the Corporation’s common stock issued and outstanding immediately prior to the effective time of the merger will be converted into the right to receive 1.00 share of First Bancshares common stock.

The market value of the merger consideration may vary from the market value on the date we announced the merger until the date merger is completed and thereafter due to fluctuations in the market price of First Bancshares common stock. Any fluctuation in the market price of First Bancshares common stock will change the value of the shares of First Bancshares common stock that our shareholders may receive. Stock price changes may result from a variety of factors that are beyond our control, including but not limited to general market and economic conditions, changes in their respective businesses, operations and prospects and regulatory considerations.

Failure to complete the merger could negatively affect the value of our shares and the future business and financial results of the Corporation.

If the merger is not completed, the ongoing business of the Corporation could be adversely affected and we will be subject to a variety of risks associated with the failure to complete the merger, including the following:

•	we may be required, under certain circumstances, to pay to First Bancshares a termination fee equal to $3,750,000;
•	we have incurred substantial costs in connection with the proposed merger, such as legal, accounting, financial advisor, printing and mailing fees;
•	the loss of key employees and customers;
•	the disruption of operations and business;
•	deposit attrition, customer loss and revenue loss;
•	unexpected problems with costs, operations, personnel, technology and credit;
•	diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the merger; and
•	reputational harm due to the adverse perception of any failure to successfully complete the merger.

If the merger is not completed, these risks could materially affect the business, financial results and the value of the Corporation’s common stock.

The Corporation will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on us. These uncertainties may impair our ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships with us. Retention of certain employees may be challenging while the merger is pending, as certain employees may experience uncertainty about their future roles with us or the combined entity. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us, our business or the business assumed by First Bancshares following the merger could be harmed. In addition, we have agreed to certain contractual restrictions on the operation of our business prior to closing which could materially affect the business, financial results and the value of the Corporation’s common stock.

The merger agreement limits our ability to pursue an alternative acquisition proposal and requires us to pay a termination fee of $3,750,000 under limited circumstances relating to alternative acquisition proposals.

Under the merger agreement, we have agreed not to initiate, solicit, induce or knowingly encourage, or take any action to facilitate any alternative business combination transaction or, subject to certain exceptions, participate in discussions or negotiations regarding, or furnish any non-public information relating to, any alternative business combination transaction. The merger agreement also provides that we will pay First Bancshares a termination fee in the amount of $3,750,000 in the event that the merger agreement is terminated for certain reasons. These provisions could discourage a potential competing acquirer that might have an interest in acquiring the Corporation from considering or making a competing acquisition proposal, even if the potential competing acquirer was prepared to pay consideration with a higher per share cash value than the market value proposed to be received or realized in the merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances under the merger agreement.

The merger agreement contains provisions granting both the Corporation and First Bancshares the right to terminate the merger agreement in certain circumstances.

The merger agreement contains certain termination rights, including the right, subject to certain exceptions, of either party to terminate the merger agreement if the merger is not completed on or prior to June 30, 2020 (subject to automatic extension to August 31, 2020 if the only outstanding condition to closing is the receipt of regulatory approvals), and the right of the Corporation to terminate the merger agreement, subject to certain conditions, to accept a business combination transaction deemed to be superior to the merger by our board of directors. Additionally, we may terminate the agreement if (i) the average closing price of First Bancshares common stock over the 10 trading days preceding the date that is five days prior to the closing date is less than $26.86, and (ii) the decline in the price of First Bancshares common stock (as measured by the average closing price divided by $33.58) is more than 20% greater than the decline in the KBW Regional Banking Index (KRX) (as measured by dividing the average closing price of the KBW Regional Banking Index over the 10 trading days preceding the date that is five days prior to the closing date by $108.51); provided, however, that First Bancshares has the option, but not the obligation, to adjust the per share cash consideration or the per share stock consideration to prevent the termination of merger agreement.

If the merger is not completed, the ongoing business of the Corporation could be adversely affected and the Corporation will be subject to several risks, including the risks described elsewhere in this “Risk Factors” section.

The merger is subject to a number of conditions which, if not satisfied or waived in a timely manner, would delay the merger or adversely impact the companies’ ability to complete the transactions.

The completion of the merger is subject to certain conditions (some of which having been completed as of the date of this Annual Report on Form 10-K), including (1) approval of the merger agreement by the holders of at least a majority of the outstanding shares of the Corporation’s common stock entitled to vote at the special meeting of shareholders of the Corporation held March 27, 2020; (2) the receipt of all required regulatory approvals for the merger, without the imposition of any material on-going conditions or restrictions, and the expiration of all regulatory waiting periods; (3) the absence of any legal restraint (such as an injunction or restraining order) that would prevent the consummation of the merger; (4) the effectiveness of the registration statement filed by First Bancshares; (5) each party’s receipt of a tax opinion from its respective outside legal counsel, dated the closing date of the merger, confirming the merger qualifies as a “reorganization” within the meaning of Section 368(a) of the Code; (6) the Plan of Bank Merger in the form attached as Exhibit B to the merger agreement being executed and delivered; (7) the absence of the occurrence of a material adverse effect on SGB or First Bancshares; (8) the Corporation obtaining an actuarial analysis demonstrating that (i) the Corporation’s approximate total liability in respect of its pension plan on a termination basis will not materially exceed $13.8 million and (ii) the difference between such liability and the market value of the assets of the pension plan will not be expected to materially exceed $3.85 million, and (9) other customary closing conditions set forth in the merger agreement.

While it is currently anticipated that the merger will be completed during the second quarter of 2020, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied. Accordingly, there can be no guarantee with respect to the timing of the closing of the merger, whether the merger will be completed at all and when the Corporation shareholders will receive the merger consideration, if at all.

The merger may be completed even if the Corporation or First Bancshares experiences adverse changes in its business.

In general, either the Corporation or First Bancshares may refuse to complete the merger if the other party suffers a material adverse effect on its business prior to the closing of the merger. However, certain types of changes or occurrences with respect to the Corporation or First Bancshares would not prevent the merger from going forward, even if the change or occurrence would have adverse effects on the Corporation or First Bancshares, including the following:

changes in laws and regulations affecting financial institutions and their holding companies generally, or interpretations thereof by courts or governmental entities, if such changes do not have a disproportionate impact on the affected company;

changes in GAAP or regulatory accounting requirements generally applicable to financial institutions and their holding companies, if such changes do not have a disproportionate impact on the affected company;

changes in global, national or regional political conditions including the outbreak of war or acts of terrorism, or in economic or market conditions affecting the financial services industry generally, if such changes do not have a disproportionate impact on the affected company;

changes or effects from the announcement of the merger agreement and the transactions contemplated thereby, and compliance by the parties with the merger agreement on the business, financial condition or results of operations of the parties;

any failure by the Corporation of First Bancshares to meet any internal or published industry analyst projections or forecasts or estimates of revenues or earnings for any period (but not including the underlying causes thereof);

changes in the trading price or trading volume of First Bancshares common stock (but not including the underlying causes thereof unless otherwise specifically excluded); however, the Corporation may terminate the merger agreement if (i) the average closing price of First Bancshares common stock during a specified period prior to closing is less than $26.86 and (ii) First Bancshares common stock underperforms the KBW Regional Banking Index by more than 20%, unless First Bancshares elects to make a compensating adjustment to the exchange ratio; and

the impact of the merger agreement and the transactions contemplated thereby on relationships with customers or employees, including the loss of personnel subsequent to the date of the merger agreement.

Litigation in transactions of this type are sometimes filed against the board of directors of either party that could prevent or delay the completion of the merger or result in the payment of damages following completion of the merger.

In connection with the merger, it is possible that the Corporation shareholders may file putative class action lawsuits against the boards of directors of the Corporation and/or First Bancshares. Among other remedies, these shareholders could seek to enjoin the merger. The outcome of any such litigation would be uncertain. If a dismissal is not granted or a settlement is not reached, such potential lawsuits could prevent or delay completion of the merger and result in substantial costs to the Corporation or First Bancshares. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger is consummated may adversely affect the combined company’s business, financial condition, results of operations, cash flows and market price.

On February 28, 2020, the Corporation received a letter on behalf of an alleged shareholder alleging that the Corporation and its directors violated their fiduciary duties including by issuing allegedly misleading disclosures in connection with the merger (the “Demand”). While the Corporation believed that the disclosures set forth in the definitive proxy statement/prospectus, dated February 18, 2020 (the “Proxy Statement”), which was filed by the Corporation with the SEC on February 20, 2020 and mailed on or about February 21, 2020 to the Corporation’s shareholders of record as of the close of business on February 12, 2020, fully complied with applicable law, to resolve the alleged shareholder’s claims and moot the disclosure claims, to avoid nuisance, potential expense, and delay and to provide additional information to the Corporation’s shareholders, the Corporation determined to voluntarily supplement the Proxy Statement with the additional disclosures. In light of the supplemental disclosures, the Demand was withdrawn. For additional information, see the Corporation’s Current Report on Form 8-K filed with the SEC on March 18, 2020.

The combined company expects to incur substantial expenses related to the merger.

The combined company expects to incur substantial expenses in connection with completing the merger and integrating the business and operations of the Corporation and First Bancshares. Although First Bancshares and the Corporation have assumed that a certain level of transaction and integration expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, the transaction and integration expenses associated with the merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the integration of the businesses following the completion of the merger.

Following the merger, the combined company may be unable to integrate the Corporation’s business with First Bancshares successfully and realize the anticipated synergies and other benefits of the merger or do so within the anticipated timeframe.

The merger involves the combination of two companies that currently operate as independent companies, as well as the companies’ subsidiaries. Although the combined company is expected to benefit from certain synergies, including cost savings, the combined company may encounter potential difficulties in the integration process, including:

the inability to successfully combine the Corporation’s business with First Bancshares in a manner that permits the combined company to achieve the cost savings anticipated to result from the merger, which would result in the anticipated benefits of the merger not being realized in the timeframe currently anticipated or at all;

the risk of not realizing all of the anticipated operational efficiencies or other anticipated strategic and financial benefits of the merger within the expected timeframe or at all;

potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger; and

performance shortfalls as a result of the diversion of management’s attention caused by completing the merger and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the integration process could result in the distraction of the combined company’s management, the disruption of the combined company’s ongoing business or inconsistencies in the combined company’s operations, any of which could adversely affect the ability of the combined company to maintain relationships with customers and employees or to achieve the anticipated benefits of the merger, or could otherwise adversely affect the business and financial results of the combined company.

While the merger is pending the Corporation and following the merger, the combined company, may be unable to retain key employees and customers.

Uncertainties about the effects of the merger may impair our ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter for the combined company, and could cause customers and others who work with us to seek to change their existing business relationships with us. Employee retention may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the combined company following the merger. Uncertainties about the effects of the merger could cause customers and others who work with us to seek to change their existing business relationships with us. It is not unusual for competitors to use mergers as an opportunity to target the merging parties’ customers and to hire certain of their employees.

The success of the combined company after the merger will depend in part upon its ability to retain key employees. Simultaneous with the execution of the merger agreement, First Bancshares entered into employment agreements with certain key employees of the Corporation, the effectiveness of which is conditioned upon the completion of the merger. However, key employees may depart either before or after the merger because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the merger. Accordingly, no assurance can be given that the Corporation or, following the merger, the combined company will be able to retain key employees.

The voting power of the Corporation shareholders will be diluted by the merger.

The merger will result in the Corporation shareholders having an ownership stake in the combined company that is smaller than their current stake in the Corporation.  Upon completion of the merger of the Corporation with First Bancshares, we estimate that the Corporation shareholders will own approximately 13.55% of the issued and outstanding shares of common stock of the combined company. Consequently, the Corporation shareholders, as a general matter, will have less influence over the management and policies of the combined company after the effective time of the merger than they currently exercise over the management and policies of the Corporation.

The market price of the combined company’s common stock may decline as a result of the merger.

The market price of the combined company’s common stock may decline as a result of the merger if the combined company does not achieve the perceived benefits of the merger or the effect of the merger on the combined company’s financial results is not consistent with the expectations of financial or industry analysts. In addition, upon completion of the merger, the Corporation and First Bancshares shareholders will own interests in a combined company operating an expanded business with a different mix of assets, risks and liabilities. Current shareholders of the Corporation and First Bancshares may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their shares of the combined company.

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

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of operations, the Corporation and the Bank are defendants in various legal proceedings. Additionally, in the ordinary course of business, the Corporation and the Bank are subject to regulatory examinations and investigations. In the opinion of management, there is no pending or threatened proceeding in which an adverse decision will result in a material adverse change in the consolidated financial condition or results of operations of the Corporation. No material proceedings terminated in the fourth quarter of 2019.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Corporation’s common stock trades on the NYSE American LLC under the symbol “SGB”. The closing price on December 31, 2019, was $35.00. As of December 31, 2019, there were 374 record holders of the Corporation’s common stock. Also, there were approximately 582 additional shareholders who held shares through trusts and brokerage firms.

Dividends

Cash dividends paid on the Corporation’s common stock were $0.48 per share in 2019 and $0.47 per share in 2018. Our dividend policy objective is to pay out a portion of earnings in dividends to our shareholders in a consistent manner over time. However, no assurance can be given that dividends will be declared in the future. The amount and frequency of dividends is determined by the Corporation’s Board of Directors after consideration of various factors, which include the Corporation’s financial condition and results of operations, investment opportunities available to the Corporation, capital requirements, tax considerations and general economic conditions. The primary source of funds available to the parent company is the payment of dividends by its subsidiary bank. Federal and State banking laws restrict the amount of dividends that can be paid without regulatory approval. See Part I, Item 1, “Business – Payment of Dividends.” The Corporation and its predecessors have paid cash dividends for the past ninety-two consecutive years.

Share Repurchases

The table below summarizes the number of shares of our common stock that were repurchased during the three months ended December 31, 2019 on behalf of the 2013 Omnibus Incentive Plan Restricted Stock Awards.

Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Share Purchased as Part of Publicly Announced Plans	Maximum Number of Shares That May Still Be Purchased under the Plan
October 31, 2019	0	0	0	0
November 30, 2019	0	0	0	0
December 31, 2019	4,456	21.00	4,456	104,679
Total	4,456	21.00	4,456	104,679

(1) The 2013 Omnibus Incentive Plan was announced on December 18, 2013 for a maximum aggregate amount of 125,000 shares of common stock. The plan will expire December 18, 2023.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2019, with respect to shares of common stock of the Corporation that may be issued under the Directors and Executive Officers Stock Purchase Plan and the 2013 Omnibus Incentive Plan. During 2019, 4,456 shares of restricted stock were issued under the 2013 Omnibus Incentive Plan.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders(1)	0	$0	364,739
Equity compensation plans not approved by shareholders(2)	0	0	0
Total	0	$0	364,739

(1) The Directors and Executive Officers Stock Purchase Plan and the 2013 Omnibus Incentive Plan.

(2) Excludes shares issued under the 401(k) Plan.

Sales of Unregistered Securities

The Corporation has not sold any unregistered securities in the past three years.

Performance Graph

The following graph compares the cumulative total shareholder return of the Corporation’s common stock with SNL’s Southeast Bank Index, SNL Bank $500M - $1B Index, the S&P 500 Index and the NASDAQ Composite Index. SNL’s Southeast Bank Index is a compilation of the total return to shareholders over the past five years of a group of 74 banks located in the southeastern states of Alabama, Arkansas, Florida, Georgia, Mississippi, North Carolina, South Carolina, Tennessee, Virginia, and West Virginia. The SNL Bank $500M - $1B Index is a compilation of the total return to shareholders over the past five years of a group of 36 banks in the United States with assets between $500 million and $1 billion. The comparison assumes $100 was invested January 1, 2014, and that all semi-annual and quarterly dividends were reinvested each period. The comparison takes into consideration changes in stock price, cash dividends, stock dividends, and stock splits since December 31, 2013.

The comparisons in the graph are disclosed pursuant to Item 201(e), Regulation S-K promulgated under the Exchange Act and are not intended to forecast or be indicative of possible future performance of the Corporation’s common stock.

Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Southwest Georgia Financial Corporation	100.00	114.01	146.77	180.03	155.40	275.28
SNL Bank $500M - $1B Index	100.00	112.87	152.40	185.93	179.45	231.13
SNL Southeast Bank Index	100.00	98.44	130.68	161.65	133.56	188.08
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49

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

Broadening our revenue sources helps to reduce the risk and exposure of our financial results to the impact of changes in interest rates, which are outside of our control. Sources of noninterest income include our insurance agency, fees on customer accounts, and trust and retail brokerage services through our Wealth Strategies division. In 2019, noninterest income, at 19.2% of the Corporation’s total revenue, increased mainly due higher income from insurance services, net gains on the sale of fixed assets, and net gains on the sale of securities when compared with 2018.

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

At the end of 2019, the Corporation’s nonperforming assets decreased to $515 thousand from $1.33 million at December 31, 2018, due to decreases of $964 thousand in nonaccrual loans and an increase of $146 thousand in foreclosed assets when compared to the end of 2018.

Recent Developments

Pending Merger

On December 18, 2019, the Corporation entered into the merger agreement with First Bancshares, whereby the Corporation will be merged with and into the First Bancshares. Pursuant to and simultaneously with entering into the merger agreement, the Bank, and First Bancshares’s wholly owned subsidiary bank, The First, entered into a Plan of Bank Merger whereby the Bank will be merged with and into The First immediately following the merger of the Corporation with and into First Bancshares. For additional information see Part I, Item 1, “Business – Recent Developments”.

COVID-19 Pandemic

In December 2019, a novel strain of coronavirus—COVID-19—was reported in Wuhan, China. The World Health Organization has declared the outbreak to constitute a “Public Health Emergency of International Concern.” In March 2020, infections of COVID-19 had become a pandemic with persons testing positive in all fifty states and the District of Columbia. On March 13, the U.S. President announced a national emergency relating to the pandemic. With the possibility of widespread infection in the United States and abroad, national, state and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population, including mandatory business closures. On March 20, 2020, the Governor of the State of Georgia declared a state of emergency in response to the outbreak, however, as of the date of this Annual Report on Form 10-K, no order has been issued requiring us to close.

The COVID-19 outbreak is disrupting supply chains and affecting production and sales across a range of industries and may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of the spread of COVID-19 in our primary market areas. In response to these developments, the Federal Reserve has responded with a series of monetary policy adjustments in March 2020 including reductions to the targeted federal funds rate totaling 1.50 percent, an increase in its daily repurchase agreement offerings, announced purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, and the establishment of the Commercial Paper Funding Facility, the Primary Dealer Credit Facility, and the Money Market Mutual Fund Liquidity Facility. The economic effects of the COVID-19 pandemic are difficult to predict and may adversely impact our business, financial condition or results of operations. The extent of the impact of COVID-19 pandemic on our business, financial condition and results of operations will depend on certain developments, including the duration and spread of the outbreak, impact on our customers, employees and vendors all of which are uncertain and cannot be predicted. See Part I, Item 1A under the heading “Risk Factors – Risks Related to the Corporation - The outbreak of the recent COVID-19, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations” for more information.

Critical Accounting Policies

In the course of the Corporation’s normal business activity, management must select and apply many accounting policies and methodologies that lead to the financial results presented in the consolidated financial statements of the Corporation. Management considers the accounting policy relating to the allowance for loan losses to be a critical accounting policy because of the uncertainty and subjectivity inherent in estimating the levels of allowance needed to cover probable credit losses within the loan portfolio and the material effect that these estimates have on the Corporation’s results of operations. We believe that the allowance for loan losses as of December 31, 2019, is adequate; however, under adverse conditions or assumptions, future additions to the allowance may be necessary.

There have been no significant changes in the methods or assumptions used in our accounting policies that would have resulted in material estimates and assumptions changes. Note 1 to the Corporation’s Consolidated Financial Statements provides a description of our significant accounting policies and contributes to the understanding of how our financial performance is reported.

Results of Operations

Performance Summary

For the year ended December 31, 2019, net income was $5.29 million, up $640 thousand from net income of $4.65 million for 2018. The increase in net income is primarily due to an increase in net interest income and noninterest income. Net interest income for 2019 increased $2.0 million to $20.58 million due primarily to a $3.08 million increase in interest income and fees on loans offset by a $1.13 million increase in interest expense compared with last year. Noninterest income for 2019 increased $610 thousand mainly due higher income from insurance services, net gains on the sale of fixed assets, and net gains on the sale of securities. These gains were partially offset by a $1.47 million increase in noninterest expense due mostly to higher employee, equipment, data processing, professional fees, and postemployment benefits. Provision for income taxes increased $478 thousand compared with last year, primarily due to a $1.92 million reversal of deductible timing differences in tax basis depreciation expense. Net income was $2.08 per diluted share for 2019 compared with a net income of $1.83 per diluted share for 2018.

For the year ended December 31, 2018, net income was $4.65 million, up $840 thousand from net income of $3.81 million for 2017. The increase in net income is primarily due to the lower income tax rates based on the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) resulting in a $951 thousand decrease to the provision for income taxes. Net interest income for 2018 increased $1.33 million to $18.57 million due primarily to a $2.46 million increase in interest income and fees on loans compared with last year. Growth in net interest income more than offset the $804 thousand increase in noninterest expense due mostly to higher employee, advertising, telephone, and depreciation expenses related to the Tifton and Valdosta expansions. Provision for loan losses increased $530 thousand when compared to 2017, which reflected our strong loan growth. Noninterest income also decreased $106 thousand mainly due to lower income from mortgage banking services. Net income was $1.83 per diluted share for 2018 compared with a net income of $1.49 per diluted share for 2017

We measure our performance on selected key ratios, which are provided in the following table:

	2019	2018	2017
Return on average total assets	0.96%	0.91%	0.80%
Return on average shareholders’ equity	11.01%	11.04%	9.41%
Average shareholders’ equity to average total assets	8.76%	8.24%	8.55%
Net interest margin (tax equivalent)	4.09%	3.99%	4.09%

Net Interest Income

Net interest income after provision for loan losses increased $1.98 thousand, or 11.2%, to $19.73 million for 2019 when compared with 2018. Total interest income increased $3.14 million, which more than offset an increase in total interest expense of $1.13 million. The Corporation recognized a $857 thousand provision for loan losses in 2019, a $27 thousand increase compared with $830 thousand in 2018. Interest income and fees on loans increased $3.08 million when compared with 2018 resulting from growth in average loans of $37.4 million. Also, interest income on investment securities increased by $34 thousand mainly due to an increase in average investment securities volume of $1.2 million compared with 2018. Interest on deposits in other banks also increased $12 thousand compared with the same period last year. Partially offsetting these increases in net interest income, interest paid on deposits increased $1.47 million to $3.85 million and interest paid on total borrowings decreased by $334 thousand when compared with the prior year. The average rate paid on average time deposits of $92.7 million increased 72 basis points when compared with 2018. These rate increases were primarily driven by rising rates in our markets.

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

Net Interest Margin

Net interest margin, which is the net return on earning assets, is a key performance ratio for evaluating net interest income. It is computed by dividing net interest income by average total earning assets. Net interest margin increased 10 basis points to 4.09% for 2019 when compared with 2018. The increase in net interest margin was attributed primarily to a 10.7% increase in average loan volume coupled with a 28 basis point rate increase in our loan portfolio. This increase was partially offset by an 8.9% increase in average interest bearing liabilities volume coupled with a 22 basis point rate increase in interest bearing liabilities. Net interest margin was 3.99% for 2018, a 10 basis point decrease from 4.09% in 2017.

Noninterest Income

Noninterest income is an important contributor to net earnings. The following table summarizes the changes in noninterest income during the past three years:

	2019		2018		2017
(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Service charges on deposit accounts	$929	(8.5)%	$1,015	1.0%	$1,005	(7.5)%
Income from trust services	221	(6)	235	7.3	219	4.3
Income from retail brokerage services	360	(9.8)	399	10.2	362	5.9
Income from insurance services	1,741	8.5	1,604	5.3	1,523	3.0
Income from mortgage banking services	0	(100)	2	(98.7)	155	(56.2)
Gain (loss) on the sale or disposition of assets	288	NM	(80)	NM	(9)	NM
Gain (loss) on the sale of securities	174	NM	(165)	NM	187	10.7
Gain on extinguishment of debt	143	NM	318	NM	0	NM
Other income	961	9.3	879	1.0	870	11.3
Total noninterest income	$4,817	14.5%	$4,207	(2.5)%	$4,312	(3.3)%

*NM = not meaningful

For 2019, noninterest income was $4.82 million, up from $4.21 million in 2018. The increase was primarily attributed to increases in income from insurance services of $137 thousand, net gains on the disposition of assets of $368 thousand, net gains on the sale of investment securities of $339 thousand, and other income of $84 thousand when compared with 2018. These increases were offset by a $175 thousand decrease in gain on the extinguishment of debt when compared with 2018. Other decreases included income from service charges on deposit accounts, income from trust services, and income from retail brokerage services of $86 thousand, $14 thousand, respectively, when compared with 2018.

For 2018, noninterest income was $4.21 million, down from $4.31 million in 2017. The decrease was primarily attributed to a decline in income from mortgage banking services of $153 thousand compared with 2017. Commercial mortgage banking fees from Empire Financial Services, Inc. ceased as the entity was dissolved in late 2017. A loss on the disposition of assets of $80 thousand was recognized in 2018 compared with a loss of $9 thousand in 2017. A loss on the sale of securities of $165 thousand was recognized in 2018 compared with a gain of $187 thousand in 2017.

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

Noninterest Expense

Noninterest expense includes all expenses of the Corporation other than interest expense, provision for loan losses and income tax expense. The following table summarizes the changes in the noninterest expenses for the past three years:

	2019		2018		2017
	(Dollars in thousands)
	Amount	% Change	Amount	% Change	Amount	% Change
Salaries and employee benefits	$10,247	5.4%	$9,725	5.1%	$9,251	5.5%
Occupancy expense	1,260	5.4	1,195	6.3	1,124	(1.4)
Equipment expense	1,220	30.7	933	9.8	850	(1.3)
Data processing expense	1,649	14.1	1,445	(4.5)	1,513	10.6
Amortization of intangible assets	4	(75)	16	0.0	16	0.0
Other operating expenses	3,727	12.3	3,320	8.0	3,075	11.3
Total noninterest expense	$18,106	8.9%	$16,634	5.1%	$15,829	6.1%

Noninterest expense increased $1.47 million to $18.11 million in 2019 compared with 2018. Salaries and employee benefits increased $522 thousand, occupancy expense increased $65 thousand, equipment expense increased $287 thousand, and data processing expense increased $204 thousand compared with 2018 as a result of expansion in the Tifton and Valdosta markets coupled with greater incentive based income. Other operating expense increased $407 thousand compared with 2018 due primarily due to higher professional fees related to the upcoming merger with First Bancshares, postemployment benefits for employee separation agreements, and additional charitable contributions to the Hospital Authority of Colquitt County for community support.

For 2018, noninterest expense increased $804 thousand to $16.6 million compared with the same period in 2017. Salaries and employee benefits increased $474 thousand when compared with 2017 as a result of staffing expansion in the Tifton and Valdosta markets and greater incentive based income. Other operating expense increased $245 thousand compared with 2017 due primarily to higher telephone expense, advertising expense, and employee training expenses also related to expansion in the Tifton and Valdosta markets. Occupancy expense increased $71 thousand and equipment expense increased $83 thousand compared with 2017 primarily due to additional depreciation expense on the new bank building and equipment in Tifton. Data processing expense decreased $68 thousand compared with 2017 largely related to the front-end core processor migration expenses incurred in 2017.

The efficiency ratio, (noninterest expense divided by total noninterest income plus tax equivalent net interest income), a measure of productivity, decreased to 70.5% for 2019 when compared with 71.9% for 2018 and 70.8% for year ending 2017. The efficiency ratio decreased slightly during 2019 due to a full-year of increased operating expenses due to the expansion into the Tifton, Georgia market, increased interest expense due to increased rates on interest bearing deposit accounts, and the tax equivalent adjustment on tax-free loans and investment securities declined due to the reduction in tax-free investment securities holdings. The improvement in the efficiency ratio for 2018 resulted from increased operating expenses as we expanded to the Tifton, Georgia market, increased interest expense as we paid higher rates on interest bearing deposit accounts, and the tax equivalent adjustment on tax-free loans and investment securities declined due to the reduction in the corporate income tax rate from 34% to 21% when compared with 2017.

Income Tax Expense

The Corporation had an expense of $1.15 million for income taxes in 2019 compared with an expense of $668 thousand in 2018 and $1.62 million for the year ending December 31, 2017. These amounts resulted in an effective tax rate of 17.8%, 12.6%, and 29.8%, for 2019, 2018, and 2017, respectively. See Note 10 of the Corporation’s Notes to Consolidated Financial Statements for further details of tax expense.

Uses and Sources of Funds

The Corporation, primarily through the Bank, acts as a financial intermediary. As such, our financial condition should be considered in terms of how we manage our sources and uses of funds. Our primary sources of funds are deposits and borrowings. We invest our funds in assets, and our earning assets are our primary source of income.

Total average assets increased $38.1 million to $548.6 million in 2019 compared with 2018. The increase in total average assets is primarily attributable to an increase in average loans of $37.4 million. Average investment securities increased by $1.2 million to $101.4 million while interest-bearing deposits with other banks decreased by $3.2 million. The Corporation’s earning assets, which include loans, investment securities, certificates of deposit with other banks and interest-bearing deposits with banks, averaged $510.8 million in 2019, a 7.6% increase from $474.9 million in 2018. The average volume for total deposits increased $52.0 million mostly due to an increase in average money market accounts of $29.8 million resulting from the offering new premier money market accounts for individuals and businesses. In addition, interest-bearing business account deposits increased by $9.9 million and time deposit accounts increased by $14.3 million compared with the prior year. For 2019, average earning assets were comprised of 75.1% loans, 19.8% investment securities, and 5.0% deposit balances with banks. The ratio of average earning assets to average total assets increased slightly to 93.1% for 2019 compared with 93.0% for 2018.

Loans

Loans are one of the Corporation’s largest earning assets and uses of funds. Because of the importance of loans, most of the other assets and liabilities are managed to accommodate the needs of the loan portfolio. During 2019, average net loans represented 75% of average earning assets and 70% of average total assets.

The composition of the Corporation’s loan portfolio at December 31, 2019, 2018, and 2017 was as follows:

	2019		2018		2017
	(Dollars in thousands)
Category	Amount	% Change	Amount	% Change	Amount	% Change
Commercial, financial, and agricultural	$87,441	(1.1)%	$88,403	20.9%	$73,146	3.0%
Real estate:
Construction	28,826	15.8	24,891	11.7	22,287	(14.3)
Commercial	143,022	15.8	123,477	16.0	106,458	16.1
Residential	102,240	(1.1)	103,348	4.2	99,160	19.1
Agricultural	31,459	(0.3)	31,562	24.4	25,374	53.0
Consumer & other	5,094	0.1	5,086	35.0	3,767	(4.9)
Total loans	$398,082	5.7	$376,767	14.1	$330,192	12.9
Unearned interest and discount	(17)	(0.6)	(17)	(5.6)	(18)	5.3
Allowance for loan losses	(3,604)	5.1	(3,429)	12.6	(3,044)	2.6
Net loans	$394,461	5.7%	$373,321	14.1%	$327,130	13.0%

Total year-end balances of loans increased $21.3 million while average total loans increased $37.4 million in 2019 compared with 2018. Construction and commercial real estate loan categories as well as consumer and other loans experienced growth in 2019, while commercial, financial, agricultural loans as well as residential and agricultural real estate loans decreased slightly. The ratio of total loans to total deposits at year end increased to 84.1% in 2019 compared with 82.7% in 2018.

The loan portfolio mix at December 31, 2019 consisted of 7.2% loans secured by construction real estate, 35.9% loans secured by commercial real estate, 25.7% of loans secured by residential real estate, and 7.9% of loans secured by agricultural real estate. The loan portfolio also included other commercial, financial, and agricultural purposes of 22.0% and installment loans to individuals for consumer purposes of 1.3%.

Allowance and Provision for Possible Loan Losses

The allowance for loan losses represents our estimate of the amount required for probable loan losses in the Corporation’s loan portfolio. Loans, or portions thereof, which are considered to be uncollectible are charged against this allowance and any subsequent recoveries are credited to the allowance. There can be no assurance that the Corporation will not sustain losses in future periods which could be substantial in relation to the size of the allowance for loan losses at December 31, 2019.

We have a loan review program in place which provides for the regular examination and evaluation of the risk elements within the loan portfolio. The adequacy of the allowance for loan losses is regularly evaluated based on the review of all significant loans with particular emphasis on non-accruing, past due, and other potentially impaired loans that have been identified as possible problems.

The allowance for loan losses was $3.604 million, or 0.9% of total loans outstanding, as of December 31, 2019. This level represented an $175 thousand increase from the corresponding 2018 year-end amount, which was also 0.9% of total loans outstanding.

The provision for loan losses was $857 thousand in 2019 compared with provision for loan losses of $830 thousand in 2018. See Part I, Item 1, “Table 4 – Loan Portfolio” for details of the changes in the allowance for loan losses.

Investment Securities

The investment portfolio serves several important functions for the Corporation. Investments in securities are used as a source of income for excess liquidity that is not needed for loan demand and to satisfy pledging requirements in the most profitable way possible. The investment portfolio is a source of liquidity when loan demand exceeds funding availability, and is a vehicle for adjusting balance sheet sensitivity to cushion against adverse rate movements. Our investment policy attempts to provide adequate liquidity by maintaining a portfolio with significant cash flow for reinvestment. The Corporation’s investment securities represent 17.8% of our total assets. The portfolio includes 41.3% of U.S. government agency securities, 26.8% state, county and municipal securities, 27.7% of U.S. government sponsored pass-thru residential mortgage-backed securities, and 4.3% of U.S. government treasury securities.

The following table summarizes the contractual maturity of investment securities at their carrying values as of December 31, 2019:

Amounts Maturing In:	Securities Available for Sale	Securities Held to Maturity	Total
	(Dollars in thousands)
One year or less	$2,009	$2,516	$4,525
After one through five years	31,325	9,488	40,813
After five through ten years	13,522	8,864	22,386
After ten years	20,970	4,619	25,589
Total investment securities	$67,826	$25,487	$93,313

At December 31, 2019, the total investment portfolio decreased $1.8 million, down to $93.3 million, compared with $95.1 million at December 31, 2018. The decrease was mainly due to calls and maturities of $14.6 million of municipal securities and U.S. government agency securities as well as residential mortgage-backed securities principal paydowns of $2.2 million. Additionally, we sold $9.4 million of available for sale U.S. government agency securities, while net amortization of bond premiums/discounts was $341 thousand. Partially offsetting these increases were purchases of $22.4 million of U.S. government agency securities, municipal securities, and residential mortgage-backed securities, net unrealized gains on available for sale securities of $2.1 million, and realized net gains on available for sale securities of $174 thousand.

We will continue to actively manage the size, components, and maturity structure of the investment securities portfolio. Future investment strategies will continue to be based on profit objectives, economic conditions, interest rate risk objectives, and balance sheet liquidity demands.

Nonperforming Assets

Nonperforming assets are defined as nonaccrual loans, loans that are 90 days past due and still accruing, other-than-temporarily impaired preferred stock, and property acquired by foreclosure. The level of nonperforming assets decreased $818 thousand at December 31, 2019 compared with December 31, 2018. Nonaccrual loans decreased $964 thousand compared with 2018, and foreclosed assets increased $146 thousand compared with 2018. Nonperforming assets were approximately $515 thousand, or 0.09% of total assets as of December 31, 2019, compared with $1.3 million, or 0.25% of total assets at December 31, 2018.

Deposits and Other Interest-Bearing Liabilities

Our primary source of funds is deposits. The Corporation offers a variety of deposit accounts having a wide range of interest rates and terms. We rely primarily on competitive pricing policies and customer service to attract and retain these deposits.

In 2019, average deposits increased from $419.9 million in 2018 to $471.9 million. This average deposit growth occurred primarily from increases in new premier money market deposits of $22.5 million, increases in noninterest-bearing accounts of $10.2 million, and increases in savings accounts of $1.7 million compared to 2018. These increases were offset by decreases in NOW accounts of $11.6 million and decreases in total time deposits of $4.8 million compared to 2018. As of December 31, 2019, the Corporation’s balance of certificates of deposit of $250,000 or more increased $8.8 million to $25.1 million from $16.3 million at the end of 2018.

We have used borrowings from the Federal Home Loan Bank to support our residential mortgage lending activities. During 2019, the Corporation borrowed $19 million in fixed rate credit advances, $20 million in daily rate credit, and $11 million in principal reducing credit advances. The Corporation repaid $19 million of the fixed-rate and $20 million of the daily rate advances. made annual installment payments of $6.2 million on five principal reducing credit advances from the Federal Home Loan Bank. The Corporation also and made additional payments of $12.7 million for the early retirement of two fixed rate credit advances and one principal reducing credit advance from the Federal Home Loan Bank and recognized a net gain of $143 thousand.

During 2020, we expect to make annual installment payments totaling $3.8 million on principal reducing credit advances and payoff a $2 million fixed rate credit advance. Total long-term advances with the Federal Home Loan Bank were $22.7 million at December 31, 2019. Details on the Federal Home Loan Bank advances are presented in Notes 7 and 8 of the Corporation’s Consolidated Financial Statements.

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

The Consolidated Statement of Cash Flows details the Corporation’s cash flows from operating, investing, and financing activities. During 2019, operating and financing activities provided cash flows of $19.8 million, while investing activities used $17.7 million resulting in an increase in cash and cash equivalents balances of $2.1 million.

Liability liquidity represents our ability to renew or replace our short-term borrowings and deposits as they mature or are withdrawn. The Bank’s deposit mix includes a significant amount of core deposits. Core deposits are defined as total deposits less time deposits of $250,000 or more. These funds are relatively stable because they are generally accounts of individual customers who are concerned not only with rates paid, but with the value of the services they receive, such as efficient operations performed by helpful personnel. Total core deposits were 94.7% of total deposits on December 31, 2019 and 96.4% of total deposits on December 31, 2018.

Asset liquidity is provided through ordinary business activity, such as cash received from interest and fee payments as well as from maturing loans and investments. Additional sources include marketable securities and short-term investments that are easily converted into cash without significant loss. The Bank had $4.5 million of investment securities maturing within one year or less on December 31, 2019, which represented 4.8% of the investment debt securities portfolio. Also, the Bank has $2.5 million of U.S. government agency securities callable at the option of the issuer within one year and approximately $6.4 million of expected annual cash flow in principal reductions from payments of mortgage-backed securities.

During 2019 and 2018, no U.S. government agency securities with call features were called. We are not aware of any other known trends, events, or uncertainties that will have or that are reasonably likely to have a material adverse effect on the Corporation’s liquidity or operations.

Contractual Obligations

The chart below shows the Corporation’s contractual obligations and its scheduled future cash payments under those obligations as of December 31, 2019.

The majority of the Corporation’s outstanding contractual obligations are long-term debt. The remaining contractual are comprised of purchase obligations for data processing services. We have no capital lease obligations.

	Payments Due by Period
	(Dollars in thousands)
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	After 5 Years
Long-term debt	$22,679	$0	$7,214	$9,215	$6,250
Operating leases	5	5	0	0	0
Total contractual obligations	$22,684	$5	$7,214	$9,215	$6,250

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

Financial instruments whose contract amounts represent credit risk:	2019	2018
	(Dollars in thousands)
Commitments to extend credit	$55,934	$39,418
Standby letters of credit	$1,255	$4,343

The Corporation does not have any special purpose entities or off-balance sheet financing payment obligations.

Capital Resources and Dividends

Our average equity to average assets ratio was 8.76% in 2019 and 8.24% in 2018. At December 31, 2019, we were well in excess of all applicable minimum capital requirements under the guidelines with a common equity Tier 1 capital ratio of 12.35%, Tier I risk-based capital ratio of 12.35%, Total risk-based capital ratio of 13.27%, and a leverage ratio of 8.81%. To continue to conduct its business as currently conducted, the Corporation and the Bank will need to maintain capital well above the minimum levels.

The following table presents the risk-based capital and leverage ratios at December 31, 2019 and 2018 in comparison to both the minimum regulatory guidelines and the minimum for well capitalized:

	Corporation		Bank
Risk-Based Capital Ratios	2019	2018	2019	2018	Minimum Regulatory Guidelines	Minimum For Well- Capitalized	Minimum Plus Capital Conservation Buffer (1)
Common Equity Tier 1	12.35%	11.97%	12.15%	11.44%	4.50%	≥ 6.50%	≥ 7.00%
Tier I capital	12.35%	11.97%	12.15%	11.44%	6.00%	≥ 8.00%	≥ 8.50%
Total risk-based capital	13.27%	12.87%	13.07%	12.34%	8.00%	≥ 10.00%	≥ 10.50%
Leverage	8.81%	8.62%	8.59%	8.24%	4.00%	≥ 5.00%	≥ 5.00%

(1) Not applicable to bank holding companies, like the Corporation, with less than $1 billion in total consolidated assets that meet certain criteria

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Southwest Georgia Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Southwest Georgia Financial Corporation and Subsidiary (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for the three years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the three years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Dublin, GA
March 26, 2020

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
ASSETS
Cash and due from banks	$12,123,191	$14,050,682
Interest-bearing deposits in other banks	25,507,442	21,448,110
Cash and cash equivalents	37,630,633	35,498,792
Certificates of deposit in other banks	2,730,000	2,732,000
Investment securities available for sale, at fair value	67,825,863	58,313,577
Investment securities to be held to maturity (fair value
approximates $26,117,580 and $37,010,327)	25,486,961	36,827,073
Federal Home Loan Bank stock, at cost	1,714,600	1,820,300
Loans, net of allowance for loan losses of $3,604,348 and
$3,428,869	394,460,827	373,321,368
Premises and equipment, net	13,847,369	14,573,974
Foreclosed assets, net	273,873	127,605
Intangible assets	0	3,907
Bank owned life insurance	6,913,103	6,779,242
Other assets	4,253,039	4,835,329
Total assets	$555,136,268	$534,833,167
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Interest bearing business checking	$27,897,114	$28,070,871
NOW accounts	24,237,635	35,816,115
Money market	181,199,224	158,730,044
Savings	33,554,780	31,848,588
Certificates of deposit $250,000 and over	25,082,708	16,264,681
Other time accounts	67,580,453	81,214,376
Total interest-bearing deposits	359,551,914	351,944,675
Noninterest-bearing deposits	113,882,249	103,694,910
Total deposits	473,434,163	455,639,585
Short-term borrowed funds	5,814,286	10,457,143
Long-term debt	22,678,571	21,171,429
Other liabilities	2,718,271	3,946,066
Total liabilities	504,645,291	491,214,223
Shareholders’ equity:
Common stock – $1 par value, 5,000,000 shares authorized,
2,548,510 shares and 2,545,776 shares issued for 2019 and 2018	2,548,510	2,545,776
Additional paid-in capital	18,478,955	18,418,995
Retained earnings	28,910,043	24,841,569
Accumulated other comprehensive gain (loss)	553,469	(2,187,396)
Total shareholders’ equity	50,490,977	43,618,944
Total liabilities and shareholders’ equity	$555,136,268	$534,833,167

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

for the years ended December 31, 2019, 2018, and 2017

	2019	2018	2017
Interest income:
Interest and fees on loans	$21,835,586	$18,762,728	$16,299,091
Interest on debt securities: Taxable	1,684,048	1,363,123	1,286,473
Interest on debt securities: Tax-exempt	843,575	1,090,871	1,228,479
Dividends	105,011	144,856	102,360
Interest on deposits in other banks	496,582	484,724	195,032
Interest on certificates of deposit in other banks	71,482	47,870	34,879
Total interest income	25,036,284	21,894,172	19,146,314
Interest expense:
Deposits	3,848,800	2,383,524	1,153,609
Federal funds purchased	22	1,097	1,068
Other short-term borrowings	123,892	395,989	224,144
Long-term debt	480,936	541,804	523,344
Total interest expense	4,453,650	3,322,414	1,902,165
Net interest income	20,582,634	18,571,758	17,244,149
Provision for loan losses	856,676	829,500	300,000
Net interest income after provision
for loan losses	19,725,958	17,742,258	16,944,149
Noninterest income:
Service charges on deposit accounts	928,777	1,015,498	1,005,270
Income from trust services	221,006	234,649	218,657
Income from brokerage services	359,501	399,278	362,416
Income from insurance services	1,741,018	1,603,557	1,523,309
Income from mortgage banking services	0	2,475	155,053
Net gain (loss) on sale or disposition of assets	288,049	(79,529)	(9,022)
Net gain (loss) on sale of securities	174,283	(165,369)	186,610
Net gain on extinguishment of debt	143,031	317,832	0
Other income	960,902	878,340	870,229
Total noninterest income	4,816,567	4,206,731	4,312,522
Noninterest expense:
Salaries and employee benefits	10,247,200	9,724,826	9,250,777
Occupancy expense	1,259,476	1,194,552	1,124,028
Equipment expense	1,219,682	933,485	850,376
Data processing expense	1,648,936	1,445,215	1,513,630
Amortization of intangible assets	3,907	15,625	15,625
Other operating expenses	3,726,498	3,319,751	3,074,843
Total noninterest expenses	18,105,699	16,633,454	15,829,279
Income before income taxes	6,436,826	5,315,535	5,427,392
Provision for income taxes	1,146,586	668,416	1,619,900
Net income	$5,290,240	$4,647,119	$3,807,492
Basic earnings per share:
Net income	$2.08	$1.83	$1.49
Weighted average shares outstanding	2,545,672	2,545,565	2,547,421
Diluted earnings per share:
Net income	$2.08	$1.83	$1.49
Weighted average shares outstanding	2,545,672	2,545,565	2,547,422

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

for the years ended December 31, 2019, 2018, and 2017

	2019	2018	2017
Net income	$5,290,240	$4,647,119	$3,807,492
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on securities
available for sale	2,268,403	(830,815)	326,684
Reclassification adjustment for (gain) loss realized
in income on securities available for sale	(174,283)	165,369	(186,610)
Unrealized gain (loss) on pension plan benefits	1,375,329	(40,601)	503,167
Federal income tax benefit (expense)	728,584	(148,270)	486,869
Other comprehensive income (loss), net of tax	2,740,865	(557,777)	156,372
Total comprehensive income	$8,031,105	$4,089,342	$3,963,864

See accompanying notes to consolidated financial statements.

SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

for the years ended December 31, 2019, 2018, and 2017

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Gain (Loss)	Treasury Stock	Total Shareholders’ Equity
Balance at Dec. 31, 2016	$4,293,835	$31,701,533	$30,333,410	$(1,785,991)	$(26,120,453)	$38,422,334
Net Income	—	—	3,807,492	—	—	3,807,492
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	93,675	—	93,675
Changes in net gain on pension plan benefits	—	—	—	62,697	—	62,697
Cash dividend declared $.44 per share	—	—	(1,120,872)	—	—	(1,120,872)
Purchase of 5,932 shares of treasury stock	—	—	—	—	(122,340)	(122,340)
Balance at Dec. 31, 2017	$4,293,835	$31,701,533	$33,020,030	$(1,629,619)	$(26,242,793)	$41,142,986
Adjustment to correct immaterial misstatement of deferred compensation expense and cash surrender value in prior periods	(128,647)	(128,647)
Net Income	—	—	4,647,119	—	—	4,647,119
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	(525,702)	—	(525,702)
Changes in net gain on pension plan benefits	—	—	—	(32,075)	—	(32,075)
Cash dividend declared $.47 per share	—	—	(1,196,332)	—	—	(1,196,332)
Purchase of 13,316 shares of treasury stock	—	—	—	—	(306,032)	(306,032)
Issue of restricted stock awards	—	(306,032)	—	—	306,032	—
Stock-based compensation	—	17,627	—	—	—	17,627
Retirement of treasury stock	(1,748,059)	(12,994,133)	(11,500,601)	—	26,242,793	—
Balance at Dec. 31, 2018	$2,545,776	$18,418,995	$24,841,569	$(2,187,396)	$—	$43,618,944
Net Income	—	—	5,290,240	—	—	5,290,240
Comprehensive income (loss):
Changes in net gain on securities available for sale	—	—	—	1,654,355	—	1,654,355
Changes in net gain on pension plan benefits	—	—	—	1,086,510	—	1,086,510
Cash dividend declared $.48 per share	—	—	(1,221,766)	—	—	(1,221,766)
Issue of restricted stock awards	4,456	(4,456)	—	—	—	—
Restricted stock awards sold to plan	—	(11,929)	—	—	—	(11,929)
Forfeitures of restricted awards	(1,722)	1,722	—	—	—	—
Stock-based compensation	—	74,623	—	—	—	74,623
Balance at Dec. 31, 2019	$2,548,510	$18,478,955	$28,910,043	$553,469	$—	$50,490,977

See accompanying notes to consolidated financial statements.

 SOUTHWEST GEORGIA FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

for the years ended December 31, 2019, 2018, and 2017

Cash flows from operating activities:	2019	2018	2017
Net income	$5,290,240	$4,647,119	$3,807,492
Adjustments to reconcile net income to
net cash provided by operating activities:
Provision for loan losses	856,676	829,500	300,000
Depreciation	1,200,032	1,036,986	881,000
Net amortization of investment securities	340,934	356,101	396,899
Income on cash surrender value of bank owned life insurance	(133,861)	(147,824)	(133,398)
Amortization of intangibles	3,907	15,625	15,625
Disposal of fixed assets to charitable expense	0	0	13,045
Loss (gain) on sale/writedown of foreclosed assets	(37,589)	(17,974)	8,892
Net loss (gain) on disposal of fixed assets	(250,460)	753	1,594
Net loss (gain) on sale of securities	(174,283)	165,369	(186,610)
Net loss on disposal of bank property held for sale	0	96,750	0
Net gain on extinguishment of debt	(143,031)	(317,832)	0
Stock-based compensation	74,623	17,627	0
Change in:
Other assets	(146,294)	71,733	489,903
Other liabilities	142,223	(193,157)	288,505
Net cash provided by operating activities	7,023,117	6,560,776	5,882,947
Cash flows from investing activities:
Proceeds from calls, paydowns and maturities of securities HTM	11,298,080	12,252,434	10,070,453
Proceeds from calls, paydowns and maturities of securities AFS	5,499,264	795,028	635,818
Proceeds from Federal Home Loan Bank Stock repurchase	996,200	1,164,500	705,100
Proceeds from sale of securities available for sale	9,358,503	2,879,000	5,741,211
Proceeds from maturity of certificates of deposit in other banks	247,000	0	0
Purchase of securities held to maturity	0	(4,637,047)	(265,000)
Purchase of securities available for sale	(22,400,552)	(8,762,879)	(7,039,139)
Purchase of Federal Home Loan Bank Stock	(890,500)	(546,600)	(1,269,100)
Purchase certificates of deposit in other banks	(245,000)	(747,000)	(1,985,000)
Net change in loans	(22,638,586)	(47,511,765)	(38,895,975)
Purchase bank owned life insurance	0	0	(1,063,237)
Purchase of premises and equipment	(616,906)	(3,382,015)	(1,955,067)
Capitalized other real estate expenditures	(41,836)	0	0
Proceeds from sales of fixed assets and foreclosed assets	974,857	1,131,894	233,553
Proceeds from the sale of bank property held for sale	0	114,750	0
Net cash used by investing activities	(18,459,476)	(47,249,700)	(35,086,383)
Cash flows from financing activities:
Net change in deposits	17,794,578	58,633,827	25,512,772
Payment of short-term portion of long-term debt	(41,490,744)	(22,971,429)	(13,447,619)
Payments for early retirement of long-term debt	(11,501,939)	(9,110,739)	0
Proceeds from issuance of short-term debt	32,214,286	8,000,000	7,857,143
Proceeds from issuance of long-term debt	17,785,714	9,000,000	18,142,857
Cash dividends paid	(1,221,766)	(1,196,332)	(1,120,872)
Payments for treasury stock	(11,929)	(306,032)	(122,340)
Net cash provided by financing activities	13,568,200	42,049,295	36,821,941
Increase in cash and cash equivalents	2,131,841	1,360,371	7,618,505
Cash and cash equivalents - beginning of period	35,498,792	34,138,421	26,519,916
Cash and cash equivalents - end of period	$37,630,633	$35,498,792	$34,138,421

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS, continued

	2019	2018	2017
CASH PAID DURING THE YEAR FOR:
Income taxes	$1,080,000	$365,000	$895,000
Interest paid NONCASH ITEMS:	$4,468,077	$3,246,847	$1,881,924
Increase in foreclosed properties and decrease in loans	$850,851	$503,655	$903,842
Unrealized gain (loss) on securities AFS	$2,094,120	$(665,446)	$140,074
Unrealized gain (loss) on pension plan benefits	$1,375,329	$(40,601)	$503,167
Net reclass between short and long-term debt	$4,707,143	$7,457,143	$15,114,286
Sale of fixed assets through loans	$0	$13,000	$0
Sale of foreclosed properties through loans	$208,400	$0	$38,000
Retirement of treasury stock	$0	$26,242,793	$0

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

The Corporation maintains its cash balances in several financial institutions. Accounts at the financial institutions are secured by the Federal Deposit Insurance Corporation (the “FDIC”) up to $250,000. The Corporation had uninsured deposits of $137,883 at December 31, 2019.

The Corporation also maintains a cash balance in an account held with the Federal Home Loan Bank (FHLB).

The FHLB is not a financial institution, and as a result, funds held are not subject to FDIC coverage. As of December 31, 2019, the Corporation had an outstanding balance of $101,641 with the FHLB, which is entirely uninsured.

The Corporation also maintains a cash balance in an account held with the Federal Reserve Bank of Atlanta. Although funds held by this institution are not insured by the FDIC, funds are backed by the by the full faith and credit of the United States government. As of December 31, 2019, the Corporation had an outstanding balance of $24,384,735 with the Federal Reserve Bank of Atlanta.

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

Foreclosed Assets

In accordance with policy guidelines and regulations, properties acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at the fair market value less costs to sell at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. A valuation allowance is established to record market value changes in foreclosed assets. Revenue and expenses from operations and changes in the valuation allowance are included in net expenses from foreclosed assets. There was no valuation allowance for foreclosed asset losses at December 31, 2019. Foreclosed assets totaled $273,873 at December 31, 2019, up from $127,605 at December 31, 2018.

Intangible Assets

Intangible assets are amortized over a determined useful life using the straight-line basis. These assets are evaluated annually as to the recoverability of the carrying value. The remaining intangibles were fully amortized during the year ended December 31, 2019.

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

Bank Owned Life Insurance

The Bank owns life insurance policies on a group of employees. Banking laws and regulations allow the Bank to purchase life insurance policies on certain employees in order to help offset the Bank’s overall employee compensation costs. The beneficial aspects of these life insurance policies are tax-free earnings and a tax-free death benefit, which are realized by the Bank as the owner of the policies. The cash surrender value of these policies is included as an asset on the balance sheet, and any increases in cash surrender value are recorded as noninterest income on the statement of income. At December 31, 2019 and 2018, the policies had a value of $6,913,103 and $6,779,242, respectively, and were 13.7% and 15.5%, respectively, of shareholders’ equity. These values are within regulatory guidelines.

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

The Corporation recognizes penalties related to income tax matters in income tax expense.  The Corporation is subject to U.S. federal and Georgia state income tax audit for returns for the tax period ending December 31, 2017 and subsequent years.

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

Advertising Costs

It is the policy of the Corporation to expense advertising costs as they are incurred. The Corporation does not engage in any direct-response advertising and accordingly has no advertising costs reported as assets on its balance sheet. Costs that were expensed during 2019, 2018, and 2017 were $248,422, $264,269, and $192,016, respectively.

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

The Basel III Capital Rules also introduced a “capital conservation buffer” requiring an additional 2.50% common equity Tier 1 capital, which is in addition to each capital ratio and was phased-in over a three-year period beginning in January 2016.

As of December 31, 2019, the Bank is considered to be well-capitalized under the Basel III Capital Rules. There have been no conditions or events since December 31, 2019, that management believes has changed the Bank’s status as “well-capitalized.” The capital ratios of the Corporation and Bank are presented in Note 15 of the Corporation’s Notes to Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes specific exceptions to the general principles in Topic 740. This update simplifies the accounting for income taxes by eliminating certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. The ASU also improves financial statement preparers’ application for income tax-related guidance, simplifies GAAP for franchise taxes and enacted changes in tax laws or rates, and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 will be effective on January 1, 2021 and is being reviewed for any material impact on the Corporation’s consolidated financial statements.

In March 2019, the FASB issued ASU No. 2019-01, Leases: Codification Improvements. ASU 2019-01 provides clarification to increase transparency and comparability among organizations by recognizing lease assets and liabilities on the balance sheet and disclosing essential information about leasing transactions. This ASU (1) allows the fair value of the underlying asset reported by lessors that are not manufacturers or dealers to continue to be its cost and not fair value as measured under the fair value definition, (2) allows for the payments received from sales-type and direct financing leases to continue to be presented as results from investing activities in the statement of cash flows, and (3) clarifies that entities do not have to disclose the effect of the lease standard on adoption year interim amounts. ASU 2019-01 will be effective on January 1, 2020 and is being reviewed for any material impact on the Corporation’s consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which is essentially the final rule on use of the “CECL” model, or current expected credit losses. Among other things, the amendments in this ASU require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. For SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with later effective dates for smaller reporting companies, like the Corporation, and non-SEC registrant public companies and other organizations. Early adoption will be permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. In December 2018, the federal bank regulatory agencies approved a final rule that modifies their regulatory capital rules and provides institutions the option to phase in over a three-year period any day-one regulatory capital effects of the new accounting standard. In October 2019, the FASB affirmed its previously proposed amendment to delay the effective date for small reporting companies to interim and annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU No. 2016-13 is being reviewed for any material impact on the Corporation’s consolidated financial statements.

2. INVESTMENT SECURITIES

Investment securities have been classified in the consolidated balance sheets according to management’s intent. The amortized costs of securities as shown in the consolidated balance sheets and their estimated fair values at December 31 were as follows:

Securities Available For Sale:

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$3,972,502	$54,688	$0	$4,027,190
U.S. government agency securities	37,508,686	1,014,199	24,759	38,498,126
State and municipal securities	4,352,782	181,538	0	4,534,320
Residential mortgage-backed securities	20,553,780	226,155	13,708	20,766,227
Total debt securities AFS	$66,387,750	$1,476,580	$38,467	$67,825,863

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. government treasury securities	$982,044	$0	$27,474	$954,570
U.S. government agency securities	45,823,595	264,567	881,157	45,207,005
State and municipal securities	7,394,278	30,579	46,922	7,377,935
Residential mortgage-backed securities	4,769,668	21,579	17,180	4,774,067
Total debt securities AFS	$58,969,585	$316,725	$972,733	$58,313,577

Securities Held to Maturity:

December 31, 2019	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
State and municipal securities	$20,443,004	$460,952	$3,425	$20,900,531
Residential mortgage-backed securities	5,043,957	173,092	0	5,217,049
Total securities HTM	$25,486,961	$634,044	$3,425	$26,117,580

December 31, 2018	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
State and municipal securities	$30,582,785	$208,480	$67,434	$30,723,831
Residential mortgage-backed securities	6,244,288	49,490	7,282	6,286,496
Total securities HTM	$36,827,073	$257,970	$74,716	$37,010,327

At December 31, 2019, securities with a carrying value of $61,695,810 and a market value of $63,183,218 were pledged as collateral for public deposits and other purposes as required by law. Of these amounts, approximately $25,000,827 was over pledged and could be released if necessary for liquidity needs. At December 31, 2018, securities with a carrying value of $59,182,556 and a market value of $58,502,416 were pledged as collateral for public deposits and other purposes as required by law.

At December 31, 2019 and 2018, we had both 1 – 4 family and multifamily mortgage loans pledged to secure Federal Home Loan Bank (“FHLB”) advances. The FHLB requires the Bank to hold a minimum investment of stock, based on membership and the level of activity. As of December 31, 2019, this stock investment was $1,714,600.

There were no investments in obligations of any state or municipal subdivisions which exceeded 10% of the Corporation’s shareholders’ equity at December 31, 2019.

The amortized cost and estimated fair value of debt securities at December 31, 2019, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

	December 31, 2019
Available for Sale:	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$2,003,753	$2,008,857
After one through five years	30,515,506	31,324,990
After five through ten years	13,117,995	13,522,004
After ten years	20,750,496	20,970,012
Total debt securities AFS	$66,387,750	$67,825,863
Held to Maturity:	Amortized Cost	Estimated Fair Value
Amounts maturing in:
One year or less	$2,515,949	$2,522,936
After one through five years	9,487,983	9,704,341
After five through ten years	8,864,208	9,094,103
After ten years	4,618,822	4,796,200
Total debt securities HTM	$25,486,961	$26,117,580

The following tables summarize the activity of security sales by intention and year for years ending 2019, 2018, and 2017.

Securities Available For Sale:

December 31,	2019	2018	2017
Proceeds of sales	$9,358,503	$2,879,000	$5,741,211
Gross gains	$174,283	$0	$186,610
Gross losses	0	(165,369)	0
Net gains (losses) on sales of available for sale securities	$174,283	$(165,369)	$186,610

Securities Held to Maturity:

No held to maturity securities were sold during the years ending 2019, 2018, and 2017.

Information pertaining to securities with gross unrealized losses aggregated by investment category and length of time that individual securities have been in continuous loss position, follows:

December 31, 2019	Less Than Twelve Months		Twelve Months or More
Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government agency securities	$24,760	975,240	$0	$0
State and municipal securities	0	0	0	0
Residential mortgage-backed securities	12,571	3,961,786	1,136	99,289
Total debt securities available for sale	$37,331	$4,937,026	$1,136	$99,289
Securities Held to Maturity
Temporarily impaired debt securities:
Residential mortgage-backed securities	$3,425	$472,171	$0	$0
Total securities held to maturity	$3,425	$472,171	$0	$0

December 31, 2018	Less Than Twelve Months		Twelve Months or More
Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Gross Unrealized Losses	Fair Value
Securities Available for Sale
Temporarily impaired debt securities:
U.S. government treasury securities	$0	$0	$27,474	$954,570
U.S. government agency securities	33,077	6,073,337	848,080	20,015,052
State and municipal securities	3,209	306,792	43,713	1,813,173
Residential mortgage-backed securities	14,199	3,032,237	2,981	129,410
Total debt securities available for sale	$50,485	$9,412,366	$922,248	$22,912,205
Securities Held to Maturity
Temporarily impaired debt securities:
State and municipal securities	$20,209	$7,359,536	$47,225	$2,782,627
Residential mortgage-backed securities	5,671	879,487	1,611	89,464
Total securities held to maturity	$25,880	$8,239,023	$48,836	$2,872,091

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

At December 31, 2019, four debt securities had unrealized losses with aggregate depreciation of .75% from the Corporation’s amortized cost basis. At December 31, 2018, sixty-six securities had unrealized losses with aggregate depreciation of 2.35%. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. Management has the ability to hold debt securities until maturity, or for the foreseeable future if classified as available for sale. Also, no declines in debt securities are deemed to be other-than-temporary.

3. LOANS AND ALLOWANCE FOR LOAN LOSSES

The composition of the Corporation’s loan portfolio at December 31, 2019 and 2018 was as follows:

	2019	2018
Commercial, financial and agricultural loans	$87,441,489	$88,403,215
Real estate
Construction loans	28,826,099	24,890,536
Commercial mortgage loans	143,022,080	123,477,369
Residential loans	102,239,917	103,347,898
Agricultural loans	31,459,274	31,561,686
Consumer & other loans	5,093,661	5,086,984
Loans outstanding	398,082,520	376,767,688
Unearned interest and discount	(17,345)	(17,451)
Allowance for loan losses	(3,604,348)	(3,428,869)
Net loans	$394,460,827	$373,321,368

The Corporation’s only significant concentration of credit at December 31, 2019, occurred in real estate loans which totaled approximately $306 million. However, this amount was not concentrated in any specific segment within the market or geographic area.

At December 31, 2019, the lendable collateral value of the 1-4 family and multifamily mortgage loans that were pledged to FHLB to secure outstanding advances was $67,746,577. FHLB has a blanket lien on the 1-4 family and multifamily portfolios, which totaled $121,550,567.

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

Loans placed on nonaccrual status amounted to $241,078 and $1,204,861 at December 31, 2019 and 2018, respectively. There was one past due credit card loan in the amount of $2,571 over 90 days and still accruing at December 31, 2019. There were no past due loans over 90 days and still accruing at December 31, 2018. The accrual of interest is discontinued when the loan is placed on nonaccrual. Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $9,158 and $64,015 as of December 31, 2019 and 2018, respectively.

The following tables present an age analysis of past due loans and nonaccrual loans segregated by class of loans.

	Age Analysis of Past Due Loans As of December 31, 2019
	Current and < 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due Loans	Total Past Due Loans	Total Loans
Commercial, financial and agricultural loans	$84,952,610	$675,714	$1,685,289	$127,876	$2,488,879	$87,441,489
Real estate:
Construction loans	28,548,384	227,383	0	0	227,383	28,775,767
Commercial mortgage loans	138,646,493	3,962,070	209,234	1	4,171,305	142,817,798
Residential loans	100,302,023	1,404,806	248,516	115,772	1,769,094	102,071,117
Agricultural loans	30,877,028	457,246	125,000	0	582,246	31,459,274
Consumer & other loans	4,887,890	61,404	34,265	0	95,669	4,983,559
Total loans	$388,214,428	$6,788,622	$2,302,304	$243,649	$9,334,576	$397,549,004
Overdrafts, in-process, and suspense						533,516
						$398,082,520

	Age Analysis of Past Due Loans As of December 31, 2018
	Current and < 30 Days Past Due	30-59 Days Past Due	60-89 Days Past Due	90 Days or More Past Due	Total Past Due Loans	Total Loans
Commercial, financial and agricultural loans	$88,119,660	$222,516	$247,397	$36,157	$283,555	$88,403,215
Real estate:
Construction loans	24,837,229	0	0	0	0	24,837,229
Commercial mortgage loans	122,454,819	0	0	1,022,550	1,022,550	123,477,369
Residential loans	101,630,920	1,424,282	1,560,913	146,154	146,153	103,337,986
Agricultural loans	31,240,367	321,319	321,319	0	0	31,561,686
Consumer & other loans	5,050,331	14,238	36,654	0	0	5,086,984
Total loans	$373,333,325	$1,982,355	$2,166,283	$1,204,861	$3,371,144	$376,704,469
Overdrafts, in-process, and suspense						63,219
						$376,767,688

The following table presents nonaccrual loans segregated by class of loans.

	2019		2018
	Nonaccrual	90 Days or More Still Accruing	Nonaccrual	90 Days or More Still Accruing
Commercial, financial and agricultural loans	$125,305	$2,571	$36,157	$0
Real estate:
Construction loans	0	0	0	0
Commercial mortgage loans	1	0	1,022,550	0
Residential loans	115,772	0	146,154	0
Agricultural loans	0	0	0	0
Consumer & other loans	0	0	0	0
Total loans	$241,078	$2,571	$1,204,861	$0

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

At December 31, 2019 and 2018, impaired loans amounted to $2,195,151 and $4,356,381, respectively. A reserve amount of $478,153 and $518,230, respectively, was recorded in the allowance for loan losses for these impaired loans as of December 31, 2019 and 2018.

The following tables present impaired loans, segregated by class of loans as of December 31, 2019 and 2018:

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2019	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment
Commercial, financial and agricultural loans	$1,247,947	$62,475	$1,098,818	$1,161,293	$430,318	$939,937	$83,335
Real estate:
Construction loans	63,708	63,708	0	63,708	0	63,708	4,533
Commercial mortgage loans	847,287	249,582	154,439	404,021	47,690	365,940	47,663
Residential loans	581,217	553,468	0	553,468	0	525,698	34,193
Agricultural loans	0	0	0	0	0	0	0
Consumer & other loans	12,661	0	12,661	12,661	145	12,661	936
Total loans	$2,752,820	$929,233	$1,265,918	$2,195,151	$478,153	$1,907,944	$170,660

	Unpaid	Recorded Investment				Year-to-date Average	Interest Income Received
December 31, 2018	Principal Balance	With No Allowance	With Allowance	Total	Related Allowance	Recorded Investment	During Impairment
Commercial, financial and agricultural loans	$184,899	$87,525	$568,816	$656,341	$276,392	$370,038	$52,411
Real estate:
Construction loans	402,234	281,434	0	281,434	0	281,434	25,364
Commercial mortgage loans	1,787,305	1,277,611	333,892	1,611,503	51,854	1,544,299	45,403
Residential loans	1,801,002	1,027,647	752,443	1,780,090	188,368	1,594,390	127,806
Agricultural loans	12,526	12,526	0	12,526	0	12,526	5,530
Consumer & other loans	0	0	14,487	14,487	1,616	14,487	820
Total loans	$4,187,966	$2,686,743	$1,669,638	$4,356,381	$518,230	$3,817,174	$257,334

For the period ending December 31, 2017, the average recorded investment for impaired loans was $3,789,822 and the interest income received during impairment was $207,180.

At December 31, 2019 and 2018, included in impaired loans were $3,384 and $7,458, respectively, of troubled debt restructurings.

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

The following tables present the amount of troubled debt restructuring by loan class, classified separately as accrual and nonaccrual at December 31, 2019 and 2018, as well as those currently paying under restructured terms and those that have defaulted under restructured terms as of December 31, 2019 and 2018. Loans modified in a troubled debt restructuring are considered to be in default once the loan becomes 30 or more days past due.

	December 31, 2019
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$3,384	$0	1	$3,384	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	0	0	1	0	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0
Total TDR’s	$3,384	$0	1	$3,384	0	$0

	December 31, 2018
			Under restructured terms
	Accruing	Non-accruing	#	Current	#	Default
Commercial, financial, and agricultural loans	$5,570	$0	1	$5,570	0	$0
Real estate:
Construction loans	0	0	0	0	0	0
Commercial mortgage loans	0	0	0	0	0	0
Residential loans	1,888	0	1	1,888	0	0
Agricultural loans	0	0	0	0	0	0
Consumer & other loans	0	0	0	0	0	0
Total TDR’s	$7,458	$0	2	$7,458	0	$0

The following table presents the amount of troubled debt restructurings by types of concessions made, classified separately as accrual and nonaccrual at December 31, 2019 and 2018.

	December 31, 2019				December 31, 2018
	Accruing		Nonaccruing		Accruing		Nonaccruing
	#	Balance	#	Balance	#	Balance	#	Balance
Type of concession:
Payment modification	0	$0	0	$0	0	$0	0	$0
Rate reduction	0	0	0	0	0	0	0	0
Rate reduction, payment modification	0	0	0	0	1	1,888	0	0
Forbearance of interest	1	3,384	0	0	1	5,570	0	0
Total	1	$3,384	0	$0	2	$7,458	0	$0

As of December 31, 2019 and 2018, the Corporation had a balance of $3,384 and $7,458, respectively, in troubled debt restructurings. The Corporation had no charge-offs on such loans as of December 31, 2019, and no charge-offs as of December 31, 2018. The Corporation’s balance in the allowance for loan losses allocated to such troubled debt restructurings was $0 at both December 31, 2019 and 2018. The Corporation had no unfunded commitment to lend to a customer that has a troubled debt restructured loan as of December 31, 2019.

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

Grade 8 – Loss – Loans graded 8 are of such deteriorated credit quality that repayment of principal and interest can no longer be considered. These loans are of such little value that their continuance as an active bank asset is not warranted. As of December 31, 2019 and 2018, all Grade 8 loans have been charged-off.

The following tables present internal loan grading by class of loans at December 31, 2019 and 2018:

December 31, 2019	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,337,601	$0	$0	$21,932	$0	$335,663	$1,695,196
Grade 2- Above Avg.	1,000	485,000	892,053	184,901	1,352,739	29,220	2,944,913
Grade 3- Acceptable	23,863,615	4,863,194	36,268,643	27,923,193	16,118,982	1,307,088	110,344,716
Grade 4- Fair	59,884,319	23,272,247	102,519,640	68,280,386	13,535,352	3,393,268	270,885,212
Grade 5a- Watch	394,551	15,979	2,360,912	1,399,320	0	578	4,171,340
Grade 5b- OAEM	1,532	125,971	327,831	3,110,121	452,200	11,327	4,028,982
Grade 6- Substandard	1,730,710	63,708	653,001	1,293,986	0	16,517	3,757,922
Grade 7- Doubtful	228,161	0	0	26,078	0	0	254,239
Total loans	$87,441,489	$28,826,099	$143,022,080	$102,239,917	$31,459,274	$5,093,661	$398,082,520

December 31, 2018	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Rating:
Grade 1- Exceptional	$1,237,602	$0	$0	$22,905	$0	$210,045	$1,470,552
Grade 2- Above Avg.	0	0	0	0	0	43,711	43,711
Grade 3- Acceptable	23,821,846	1,860,003	30,398,565	25,839,646	16,863,356	1,151,239	99,934,655
Grade 4- Fair	58,753,931	22,749,099	88,122,957	73,114,310	14,698,330	3,657,108	261,095,735
Grade 5a- Watch	473,616	0	2,411,710	722,441	0	6,206	3,613,973
Grade 5b- OAEM	3,079,098	0	446,841	1,299,587	0	2,168	4,827,694
Grade 6- Substandard	787,309	281,434	2,097,296	2,349,009	0	16,507	5,531,555
Grade 7- Doubtful	249,813	0	0	0	0	0	249,813
Total loans	$88,403,215	$24,890,536	$123,477,369	$103,347,898	$31,561,686	$5,086,984	$376,767,688

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

Changes in the allowance for loan losses are as follows:

	2019	2018	2017
Balance, January 1	$3,428,869	$3,043,632	$3,124,611
Provision charged to operations	856,677	829,500	300,000
Loans charged off	(750,757)	(606,345)	(447,747)
Recoveries	69,559	162,082	66,768
Balance, December 31	$3,604,348	$3,428,869	$3,043,632

The following tables detail activity in the ALL by class of loans for the years ended December 31, 2019 and 2018. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

December 31, 2019	Commercial, Financial, and Agricultural	Construction Real Estate	Commercial Real Estate	Residential Real Estate	Agricultural Real Estate	Consumer and Other	Total
Allowance for loan losses:
Beginning balance, December 31, 2018	$402,251	$1,043,027	$1,210,302	$458,871	$108,878	$205,540	$3,428,869

Charge-offs	179,241	56,220	274,550	226,540	0	14,206	750,757
Recoveries	20,029	0	3,368	39,812	0	6,350	69,559
Net charge-offs	159,212	56,220	271,182	186,728	0	7,856	681,198
Provisions charged to operations	258,307	48,417	420,195	147,666	(31,998)	14,090	856,677
Balance at end of period, December 31, 2019	$501,346	$1,035,224	$1,359,315	$419,809	$ 76 880	$211,774	$3,604,348
Individually evaluated for impairment	$430,318	$0	$47,690	$0	$0	$145	$478,153
Collectively evaluated for impairment	71,028	1,035,224	1,311,625	419,809	76,880	211,629	3,126,195
Balance at end of period	$501,346	$1,035,224	$1,359,315	$419,809	$76,880	$211,774	$3,604,348

Loans :
Ending balance -
Individually evaluated for impairment	$1,161,293	$63,708	$404,021	$553,468	$0	$12,661	$2,195,151
Collectively evaluated for impairment	86,280,196	28,762,391	142,618,059	101,686,449	31,459,274	5,081,000	395,887,369
Balance at end of period	$87,441,489	$28,826,099	$143,022,080	$102,239,917	$31,459,274	$5,093,661	$398,082,520

At December 31, 2019, of the $2,195,151 loans that were individually evaluated for impairment, $2,195,151 were deemed impaired.

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

Year Ended December 31,
	2019	2018	2017
Allowance for loss on impaired loans	$478,153	$518,230	$331,779
Recorded balance of impaired loans	$2,195,151	$4,356,381	$4,895,730

4. PREMISES AND EQUIPMENT

The amounts reported as bank premises and equipment at December 31, 2019 and 2018, are as follows:

	2019	2018
Land	$3,715,432	$3,842,146
Buildings	15,583,367	15,411,518
Furniture and equipment	11,155,784	10,767,592
Construction in process	0	4,892
	30,454,583	30,026,148
Less accumulated depreciation	(16,607,214)	(15,452,174)
Total	$13,847,369	$14,573,974

Depreciation of premises and equipment was $1,200,032, $1,036,986, and $881,000 in 2019, 2018, and 2017, respectively. The Corporation depreciates its long-lived assets on various methods over their estimated productive lives, as more fully described in Note 1, Summary of Significant Accounting Policies.

5. INTANGIBLE ASSETS

The following table lists the Corporation’s account relationship intangible assets at December 31, 2019 and 2018. These assets were fully amortized in March 2019.

	2019	2018
Amortizing intangible assets:
Account relationships	$0	$3,907
Total intangible assets	$0	$3,907

The intangible assets’ carrying amount, accumulated amortization and amortization expense for December 31, 2019 are as follows:

2019
Amortizing intangible assets
Account relationships:
Gross carrying amount	$125,000
Accumulated amortization	125,000
Net carrying amount	$0
Amortization expense	$3,907

6. DEPOSITS

At December 31, 2019, the scheduled maturities of certificates of deposit are as follows:

Amount
2020	$66,752,872
2021	16,345,763
2022	4,903,070
2023	4,630,440
2024 and thereafter	31,016
Total	$92,663,161

The amount of overdraft deposits reclassified as loans were $98,082 and $70,003 for the years ended December 31, 2019 and 2018, respectively. At December 31, 2019, there were 41 certificates of deposit totaling $23,582,708 that were at or above the FDIC insurance limit of $250,000.

7. SHORT-TERM BORROWED FUNDS

Federal funds purchased generally mature within one to four days. On December 31, 2019, the Corporation did not have any federal funds purchased. The Corporation had approximately $108,000,000 in unused federal funds and FHLB accommodations at December 31, 2019. The Corporation maintains a line of credit with the Federal Reserve Bank’s Discount Window. The maximum amount that can be borrowed is dependent upon the amount of unpledged securities held by the Corporation as the amount of borrowings must be fully secured.

Other short-term borrowed funds consist of FHLB advances of $5,814,286 with interest at 1.78% as of December 31, 2019, and $10,457,143 with interest at 1.92% as of December 31, 2018. $2.214 million and $4.457 million of short-term borrowings are short-term portions of long-term principal reducing Federal Home Loan Bank advances as of December 31, 2019 and 2018, respectively.

Information concerning federal funds purchased and FHLB short-term advances are summarized as follows:

	2019	2018
Average balance during the year	$6,545,280	$17,305,184
Average interest rate during the year	1.89%	2.29%
Maximum month-end balance during the year	$12,802,381	$20,971,429

8. LONG-TERM DEBT

Long-term debt at December 31, 2019 and 2018, consisted of the following:

	2019	2018
Advance from FHLB with 1.25% fixed rate of interest with annual installment payments maturing September 30, 2020.	$0	$1,600,000
Advance from FHLB with 1.94% fixed rate of interest with annual installment payments maturing December 16, 2022.	0	2,571,429
Advance from FHLB with a 1.80% fixed rate of interest maturing July 10, 2020.	0	2,000,000
Advance from FHLB with a 1.93% fixed rate of interest with annual installment payments maturing September 28, 2022.	0	6,000,000
Advance from FHLB with a 3.018% fixed rate of interest maturing Sept. 17, 2021.	0	3,000,000
Advance from FHLB with a 3.192% fixed rate of interest maturing Sept. 20, 2023.	3,000,000	3,000,000
Advance from FHLB with a 3.400% fixed rate of interest maturing Sept. 20, 2025.	3,000,000	3,000,000
Advance from FHLB with a 1.836% fixed rate of interest maturing June 24, 2021.	5,000,000	0
Advance from FHLB with a 1.951% fixed rate of interest with quarterly installment payments maturing June 26,2024.	3,500,000	0
Advance from FHLB with a 2.027% fixed rate of interest with quarterly installment payments maturing June 26, 2026.	3,928,571	0
Advance from FHLB with a 2.117% fixed rate of interest with quarterly installment payments maturing June 26, 2029.	4,250,000	0
Total long-term debt	$22,678,571	$21,171,429

The advances from FHLB are collateralized by the pledging of a combination of 1-4 family residential mortgages and multifamily loans. At December 31, 2019, 1-4 family residential mortgage loans and multifamily loans with a lendable collateral value of $67,746,577 were pledged to secure these advances. At December 31, 2018, 1-4 family residential mortgage loans and multifamily loans with a lendable collateral value of $61,443,772 were pledged to secure these advances. The amount of FHLB Stock held is based on membership and level of FHLB advances. At year end 2019 and 2018, the amount of stock held that is based on membership was $480,100 and $439,600, respectively, and the amount of stock held that is based on the level of FHLB advances was $1,234,500 and $1,380,700, respectively. At December 31, 2019, the Corporation had approximately $108,000,000 of unused lines of credit with the FHLB.

The following are maturities of long-term debt for the next five years. At December 31, 2019, there was no floating rate long-term debt.

Due in:	Fixed Rate Amount
2020	$0
2021	6,107,143
2022	1,107,143
2023	4,107,143
2024	4,607,142
Later years	6,750,000
Total long-term debt	$22,678,571

9. EMPLOYEE BENEFITS AND RETIREMENT PLANS

Pension Plan

The Corporation has a noncontributory defined benefit pension plan which covers most employees who have attained the age of 21 years and completed one year of continuous service. The Corporation is providing for the cost of this plan as benefits are accrued based upon actuarial determinations employing the aggregate funding method.

The table of actuarially computed benefit obligations and net assets and the related changes of the Plan at December 31, 2019, 2018, and 2017, is presented below.

	2019	2018	2017
Change in Benefit Obligation
Benefit obligation at beginning of year	$11,792,602	$12,745,058	$13,149,559
Service cost	0	0	0
Interest cost	639,233	657,845	712,228
Amendments	0	0	0
Settlement	(105,416)	(100,395)	(129,172)
Benefits paid	(1,162,037)	(1,097,859)	(1,116,643)
Other – net	(114,386)	(412,047)	129,086
Benefit obligation at end of year	$11,049,996	$11,792,602	$12,745,058

Change in Plan Assets
Fair value of plan assets at beginning of year	$9,679,754	$10,672,811	$10,574,145
Actual return on plan assets	1,200,176	(254,803)	864,481
Employer contribution	700,000	460,000	480,000
Benefits paid	(1,267,453)	(1,198,254)	(1,245,815)
Fair value of plan assets at end of year	$10,312,477	$9,679,754	$10,672,811

	2019	2018	2017
Funded status	$(737,519)	$(2,112,848)	$(2,072,247)
Unrecognized net actuarial (gain)/loss	0	0	0
Unrecognized prior service cost	0	0	0
Pension liability included in other liabilities	$(737,519)	$(2,112,848)	$(2,072,247)
Accumulated benefit obligation	$11,049,996	$11,792,602	$12,745,058
Amount recognized in consolidated balance sheet consist of the following:	2019	2018	2017
Accrued Pension	$737,519	$2,112,848	$2,072,247

Deferred tax assets	$154,879	$443,698	$435,172
Accumulated other comprehensive income	582,640	1,669,150	1,637,075
Total	$737,519	$2,112,848	$2,072,247

Components of Pension Cost	2019	2018	2017
Service cost	$0	$0	$0
Interest cost on benefit obligation	639,233	657,845	712,228
Expected return on plan assets	(646,186)	(721,735)	(716,622)
Other - net	580,372	482,679	587,821
Net periodic pension cost	573,419	418,789	583,427
Partial recognition of loss due to settlement	0	0	0
Total	$573,419	$418,789	$583,427

Other changes in plan assets and benefit obligations recognized in comprehensive income:

	2019	2018	2017
Net loss (gain)	$(1,248,748)	$40,601	$(503,167)
Prior service costs	0	0	0
Total recognized in other comprehensive income (loss)	(1,248,748)	40,601	(503,167)
Net periodic pension cost	573,419	418,789	583,427
Partial recognition of loss due to settlement	0	0	0
Total recognized in net periodic pension cost and other comprehensive income	$(675,329)	$459,390	$(80,260)

After adopting ASC Topic 960, Employer’s Accounting for Defined Benefit Pension Plan and Other Postretirement Plans, and freezing its pension retirement plan, the Corporation decreased the accrued liability by $1,375,329 in 2019 and increased $40,601 in 2018. Also, changes were made to other comprehensive income (loss) of $1,086,510 for 2019 and ($32,075) for 2018 on an after-tax basis. During 2019, the fair value of the plan assets increased $632,723.

At December 31, 2019, the plan assets included cash and cash equivalents, certificates of deposits with banks, U.S. government agency securities, corporate notes, and equity securities.

Assumptions used to determine the benefit obligation as of December 31, 2019 and 2018 respectively were:

	2019	2018
Weighted-Average Assumptions as of December 31
Discount rate	5.70%	5.70%
Rate of compensation increase	N/A	N/A

For the years ended December 31, 2019, 2018, and 2017, the assumptions used to determine net periodic pension costs are as follows:

	2019	2018	2017

Discount rate	5.70%	5.70%	5.70%
Expected return on plan assets	7.00%	7.00%	7.00%
Rate of compensation increase	N/A	N/A	N/A

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

Pension Asset Allocation and Fair Value Measurement as of December 31

	2019			2018
	Fair Value	Level 1%		Fair Value	Level 1%
Investment at fair value as determined by quoted market price:
Equity	$0	$0	0%	$3,482,765	$3,482,765	36%
Fixed income	0	0	0%	1,096,033	1,096,033	11%
Total	$0	$0	0%	$4,578,798	$4,578,798	47%

Investment at estimated fair value:
Certificates of deposit	$4,967,299	$4,967,299	48%	$4,521,110	$4,521,110	47%
Cash and cash equivalent	5,345,178	5,345,178	52%	579,846	579,846	6%
Total	$10,312,477	$10,312,477	100%	$5,100,956	$5,100,956	53%

Total	$10,312,477	$10,312,477	100%	$9,679,754	$9,679,754	100%

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

Estimated Contributions

The Corporation expects to contribute $500,000 to its pension plan in 2020.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service and decrements as appropriate, are expected to be paid for fiscal years beginning:

2020	1,055,000
2021	1,031,000
2022	1,051,000
2023	1,021,000
2024	997,000
Years 2025 – 2029	4,484,000

The estimated amortization amount for 2020 is a net loss of $504,825, no prior service cost or credit, and no net transition asset or obligation.

Southwest Georgia Bank 401(K) Plan

In place of the Corporation’s frozen defined benefit pension retirement plan, the Corporation offers its employees a 401(K) Plan. This 401(K) plan is a qualified defined contribution plan as provided for under Section 401(K) of the Internal Revenue Code. This plan is a “safe–harbor” plan meaning that the Corporation will match contributions dollar for dollar for the first four percent of salary participants defer into the plan. The plan does allow for discretionary match in excess of the four percent and that the participants are allowed to defer the maximum amount of salary. The Corporation matched the employee participants for the first four percent of salary contributing to the plan $206,731, $219,006, and $204,565 for the years ended December 31, 2019, 2018, and 2017, respectively.

Employee Stock Ownership Plan

The Corporation has a nondiscriminatory Employee Stock Ownership Plan and Trust (the “ESOP”) administered by a trustee. The plan was established to purchase and hold Southwest Georgia Financial Corporation stock for all eligible employees. Contributions to the plan are made solely by the Corporation and are at the discretion of the Board of Directors. The annual amount of the contribution is determined by taking into consideration the financial conditions, profitability, and fiscal requirements of the Corporation. There were contributions of $450,000, $475,000, and $425,000 for the years ended December 31, 2019, 2018, and 2017, respectively. Contributions to eligible participants are based on percentage of annual compensation. As of December 31, 2019, the ESOP holds 251,119 shares of the Corporation’s outstanding common stock. There were 201,780 released shares allocated to the participants. The 49,339 unreleased shares are pledged as collateral for a $911,718 debt incurred from repurchasing participants’ shares. Dividends paid by the Corporation on ESOP shares are allocated to the participants based on shares held. ESOP shares are included in the Corporation’s outstanding shares and earnings per share computation.

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

Directors and Executive Officers Stock Purchase Plan

The Corporation has adopted a stock purchase plan for the executive officers and directors of Southwest Georgia Financial Corporation. Under the plan, participants may elect to contribute up to $900 monthly of salary or directors’ fees and receive corporate common stock with an aggregate value of two times their contribution. The expense incurred during 2019, 2018, and 2017 on the part of the Corporation totaled $248,780, $248,800, and $265,900, respectively.

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

The participant’s price of common stock purchased with dividends or voluntary cash payments will be the average price of all shares purchased in the open market, or if issued from unissued shares or treasury stock the price will be the average of the high and low sales prices of the stock on the NYSE American LLC on the dividend payable date or other purchase date. During the years ended December 31, 2019, 2018, and 2017, shares issued through the plan were 5,986, 5,726, and 5,286, respectively, at an average price of $20.96, $22.63, and $21.18, per share, respectively. These numbers of shares and average price per share are not adjusted by stock dividends.

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

The Corporation may also grant cash-based awards under the Incentive Plan. During 2019, the Corporation granted 4,456 shares of restricted stock awards of which none are vested. The Corporation granted 13,316 shares of restricted stock awards during 2018 of which 2,606 vested and 1,163 were forfeited during 2019. The Corporation granted 4,271 shares of restricted stock awards during 2017 of which 714 vested and 559 were forfeited during 2019. In addition, participants sold 349 shares back to the plan during 2019.

The following table summarizes the movements in the Corporation’s outstanding restricted stock awards:

	Number of Shares	Amount
Non-vested balance, December 31, 2017	4,271	$88,153
Granted	13,316	306,032
Vested	(854)	(17,627)
Non-vested balance, December 31, 2018	16,733	$376,558
Granted	4,456	93,576
Vested	(3,320)	(74,622)
Repurchased from participants	349	11,928
Forfeited by participants	(1,722)	(38,266)
Non-vested balance, December 31, 2019	16,496	$369,174

Awards are being amortized to expense over the five-year vesting period.

10. INCOME TAXES

Components of income tax expense for 2019, 2018, and 2017 are as follows:

	2019	2018	2017

Current expense	$1,201,933	$28,779	$1,101,902
Deferred taxes (benefit)	(55,347)	639,637	517,998

Total income taxes	$1,146,586	$668,416	$1,619,900

The reasons for the difference between the federal income taxes in the consolidated statements of income and the amount and percentage computed by the applying the combine statutory federal and state income tax rate to income taxes are as follows:

	2019		2018		2017
	Amount	%	Amount	%	Amount	%
Taxes at statutory income tax rate	$1,351,733	21.0	$1,116,262	21.0	$1,845,313	34.0
Reductions in taxes resulting from exempt income	(209,892)	(3.3)	(272,486)	(5.1)	(524,347)	(9.7)
Other timing differences	4,745	0.1	(175,360)	(3.3)	298,934	5.5

Total income taxes	$1,146,586	17.8	$668,416	12.6	$1,619,900	29.8

The sources of timing differences for tax reporting purposes and the related deferred taxes recognized in 2019, 2018, and 2017 are summarized as follows:

	2019	2018	2017
Intangible asset amortization	$0	$0	$172,816
Deferred gain on covered transaction	(1,115)	5,004	9,352
Nonaccrual loan interest	155	8,369	(6,896)
Recognition of AMT tax credit carryforward	0	332,776	0
Foreclosed assets expenses	4,760	41,530	(42,075)
Bad debt expense in excess of tax	(36,850)	(80,902)	423,203
Accretion of discounted bonds	10,546	16,805	14,772
Gain on disposition of discounted bonds	0	(4,188)	(28,215)
Book and tax depreciation difference	(43,664)	357,266	(24,959)
Other timing differences	10,821	(37,023)	0

Total deferred taxes	$(55,347)	$639,637	$517,998

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

	December 31
	2019	2018
Deferred tax assets:
Nonaccrual loan interest	$319	$474
Deferred gain on covered transaction	10,415	9,300
Foreclosed assets expenses	5,403	10,163
Intangible asset amortization	125,883	125,883
Bad debt expense in excess of tax	756,913	720,063
Realized loss on other-than-temporarily impaired equity securities	214,353	214,353
Deferred directors compensation	122,235	133,057
Capital loss carryforward	32,878	32,878
Pension plan	154,879	443,698
Unrealized losses on securities available for sale	0	137,761
Total deferred tax assets	1,423,278	1,827,630
Deferred tax liabilities:
Accretion on bonds and gain on discounted bonds	78,853	68,307
Book and tax depreciation difference	532,235	575,899
Unrealized gains on securities available for sale	302,004	0
Total deferred tax liabilities	913,092	644,206

Net deferred tax assets	$510,186	$1,183,424

11. RELATED PARTY TRANSACTIONS

The ESOP held 251,119 shares of the Corporation’s stock as of December 31, 2019, of which 49,339 shares have been pledged to secure the ESOP’s debt to the Corporation. In the normal course of business, the Bank has made loans at prevailing interest rates and terms to directors and executive officers of the Corporation and its subsidiaries, and to their affiliates. The aggregate indebtedness to the Bank of these related parties approximated $1,381,000 and $1,567,000 at December 31, 2019 and 2018, respectively. During 2019, approximately $346,000 of such loans were made, and repayments totaled approximately $532,000. None of these above mentioned loans were restructured, nor were any related party loans charged off during 2019 or 2018. Also, during 2019 and 2018, directors and executive officers had approximately $2,502,000 and $2,015,000, respectively, in deposits with the Bank.

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

The contractual or notional amounts of financial instruments having credit risk in excess of that reported in the Consolidated Balance Sheets are as follows:

	Dec. 31, 2019	Dec. 31, 2018

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$55,934,489	$39,418,110
Standby letters of credit and financial guarantees	$1,255,000	$4,342,849

The Corporation has no lease obligations that require capitalization. The rental agreement for the loan production office in Tifton, Georgia ended July 31, 2018. The Corporation’s remaining lease is an operating lease for postage services, which expires December 2020.

The following table shows scheduled future cash payments under this obligation as of December 31, 2019.

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
Operating leases	$5,148	$5,148	$0	$0	$0

Rental expenses were $0, $9,100, and $15,600 for the years ended December 31, 2019, 2018, and 2017, respectively.

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

Assets Recorded at Fair Value on a Recurring Basis:

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of December 31, 2019 and 2018.

December 31, 2019	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$4,027,190	$0	$0	$4,027,190
U.S. government agency securities	0	38,498,127	0	38,498,127
State and municipal securities	0	4,534,320	0	4,534,320
Residential mortgage-backed securities	0	20,766,227	0	20,766,227
Total	$4,027,190	$63,798,674	$0	$67,825,864

December 31, 2018	Level 1	Level 2	Level 3	Total
Investment securities available for sale:
U.S. government treasury securities	$954,570	$0	$0	$954,570
U.S. government agency securities	0	45,207,005	0	45,207,005
State and municipal securities	0	7,377,935	0	7,377,935
Residential mortgage-backed securities	0	4,774,067	0	4,774,067
Total	$954,570	$57,359,007	$0	$58,313,577

Assets Recorded at Fair Value on a Nonrecurring Basis:

The Corporation may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of December 31, 2019 and 2018.

December 31, 2019	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$273,873	$273,873
Impaired loans	0	0	1,716,998	1,716,998
Total assets at fair value	$0	$0	$1,990,871	$1,990,871
December 31, 2018	Level 1	Level 2	Level 3	Total
Foreclosed assets	$0	$0	$127,605	$127,605
Impaired loans	0	0	3,838,151	3,838,151
Total assets at fair value	$0	$0	$3,965,756	$3,965,756

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

The carrying amount and estimated fair values of the Corporation’s assets and liabilities which are required to be either disclosed or recorded at fair value at December 31, 2019 and 2018, are as follows:

		Estimated Fair Value
December 31, 2019	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$37,631	$37,631	$0	$0	$37,631
Certificates of deposit in other banks	2,730	2,730	0	0	2,730
Investment securities available for sale	67,826	4,027	63,799	0	67,826
Investment securities held to maturity	25,487	0	26,118	0	26,118
Federal Home Loan Bank stock	1,715	0	1,715	0	1,715
Loans, net	394,461	0	386,405	1,717	388,122
Bank owned life insurance	6,913	0	6,913	0	6,913
Liabilities:
Deposits	473,434	0	458,402	0	458,402
Federal Home Loan Bank advances	28,493	0	28,780	0	28,780

		Estimated Fair Value
December 31, 2018	Carrying Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$35,499	$35,499	$0	$0	$35,499
Certificates of deposit in other banks	2,732	2,732	0	0	2,732
Investment securities available for sale	58,314	955	57,359	0	58,314
Investment securities held to maturity	36,827	0	37,010	0	37,010
Federal Home Loan Bank stock	1,820	0	1,820	0	1,820
Loans, net	373,321	0	362,373	3,838	366,211
Bank owned life insurance	6,779	0	6,779	0	6,779
Liabilities:
Deposits	455,640	0	456,245	0	456,245
Federal Home Loan Bank advances	31,629	0	31,591	0	31,591

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

14. SUPPLEMENTAL FINANCIAL DATA

Components of other income and other operating expense in excess of one percent of gross interest income for the respective periods are as follows:

	Years Ended December 31
	2019	2018	2017

Income:
Bank card interchange fees	$653,726	$576,359	$600,619
Gain on sale of fixed assets	$250,460	$(97,503)	$(1,594)
Expense:
Other professional fees	$499,797	$287,273	$317,147
Advertising & public relations	$248,422	$264,269	$192,016
Director & board committee fees	$301,842	$241,523	$278,821
FDIC insurance assessment	$118,269	$233,878	$247,963
Telephone expense	$309,012	$284,586	$180,559

15. SHAREHOLDERS’ EQUITY / REGULATORY MATTERS

Dividends paid by the Bank subsidiary are the primary source of funds available to the parent company for payment of dividends to its shareholders and other needs. Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank’s regulatory agency. At December 31, 2019, approximately $2,750,464 of the Bank’s net assets were available for payment of dividends without prior approval from the regulatory authorities.

The Federal Reserve Board requires that banks maintain reserves based on their average deposits in the form of vault cash and average deposit balances at the Federal Reserve Banks. For the year ended December 31, 2019, the Bank had a total reserve requirement of $0.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios (set forth in the following table) of Total, Common Equity Tier I, and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier I capital to average assets (as defined). As of December 31, 2019 and 2018, the Corporation met all capital adequacy requirements.

As of December 31, 2019, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.

To be categorized as well capitalized, an institution must maintain minimum Total risk-based, Common Equity Tier I risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following tables. Under the Basel III rules, the Bank must hold a capital conservation buffer above the minimum regulatory risk-based capital ratios. The capital conservation buffer for 2019 is 2.50%. There are no conditions or events since the notification that management believes have changed the Bank’s category. The Corporation’s and the Bank’s actual capital amounts and ratios as of December 31, 2019 and 2018, are also presented in the table.

As a result of regulatory limitations at December 31, 2019, approximately $45,371,590 of the parent company’s investments in net assets of the subsidiary bank of $48,122,054, as shown in the accompanying condensed balance sheets in Note 16, was restricted from transfer by the subsidiary bank to the parent company in the form of cash dividends.

The Corporation’s and the Bank’s ratios under the above rules at December 31, 2019 and 2018, are set forth in the following tables.

As of December 31, 2019	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Common equity Tier 1 (to risk-
risk- weighted assets)	$48,412,803	12.35%	$17,634,437	>4.50%	N/A*	N/A*
Total capital (to risk-
weighted assets)	$52,017,151	13.27%	$31,350,110	>8.00%	N/A*	N/A*
Tier I capital (to risk-
weighted assets)	$48,412,803	12.35%	$23,512,853	>6.00%	N/A*	N/A*
Leverage (tier I capital
to average assets)	$48,412,803	8.81%	$21,991,645	>4.00%	N/A*	N/A*

*N/A - As of December 31, 2019, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

(1) Not including capital conservation buffer.

As of December 31, 2018	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio
Southwest Georgia Financial Corporation
Common equity Tier 1 (to risk-
risk- weighted assets)	$45,802,434	11.97%	$17,217,892	>4.50%	N/A*	N/A*
Total capital (to risk-
weighted assets)	$49,231,303	12.87%	$30,609,586	>8.00%	N/A*	N/A*
Tier I capital (to risk-
weighted assets)	$45,802,434	11.97%	$22,957,189	>6.00%	N/A*	N/A*
Leverage (tier I capital
to average assets)	$45,802,434	8.62%	$21,265,996	>4.00%	N/A*	N/A*

Southwest Georgia Bank
Common equity Tier 1 (to risk-
risk- weighted assets)	$43,680,743	11.44%	$17,180,290	>4.50%(1)	$24,815,974	> 6.50%
Total capital (to risk-
weighted assets)	$47,109,612	12.34%	$30,542,738	>8.00%(1)	$38,178,422	>10.00%
Tier I capital (to risk-
weighted assets)	$43,680,743	11.44%	$22,907,053	>6.00%(1)	$30,542,738	> 8.00%
Leverage (tier I capital
to average assets)	$43,680,743	8.24%	$21,206,909	>4.00%	$26,508,636	> 5.00%

*N/A - As of December 31, 2018, the Corporation met the definition under the Basel III Capital Rules of a small bank holding company and, therefore, was exempt from consolidated risk-based and leverage capital adequacy guidelines for bank holding companies.

(1) Not including capital conservation buffer.

16. PARENT COMPANY FINANCIAL DATA

Southwest Georgia Financial Corporation’s condensed balance sheets as of December 31, 2019 and 2018, and its related condensed statements of operations and cash flows for the years ended are as follows:

Condensed Balance Sheets

as of December 31, 2019 and 2018

(Dollars in thousands)

	2019	2018

ASSETS

Cash	1,370	$776
Investment in consolidated wholly-owned bank subsidiary, at equity	48,122	41,497
Loans	912	640
Other assets	94	708

Total assets	$50,498	$43,621

LIABILITIES AND SHAREHOLDERS’ EQUITY

Total liabilities	$7	$2

Shareholders’ equity:
Common stock, $1 par value, 5,000,000 shares authorized,
2,548,510 shares and 2,545,776 shares issued for 2019 & 2018	2,549	2,546
Additional paid-in capital	18,479	18,419
Retained earnings	28,910	24,841
Accumulated other comprehensive loss	553	(2,187)

Total shareholders’ equity	50,491	43,619

Total liabilities and shareholders’ equity	$50,498	$43,621

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Income and Expense

for the years ended December 31, 2019, 2018, and 2017

(Dollars in thousands)

	2019	2018	2017

Income:
Dividend received from bank subsidiary	$2,245	$1,200	$2,000
Interest income	80	45	26

Total income	2,325	1,245	2,026

Expenses:
Other	373	189	172

Income before income taxes and equity in
Undistributed income of bank subsidiary	1,952	1,056	1,854

Income tax benefit – allocated from
consolidated return	82	40	88

Income before equity in undistributed
income of subsidiary	2,034	1,096	1,942

Equity in undistributed income of subsidiary	3,256	3,551	1,865

Net income	5,290	4,647	3,807

Retained earnings – beginning of year	24,841	33,020	30,334

Adjustment to correct immaterial misstatement of investment in bank subsidiary in prior periods	0	(129)	0

Cash dividend declared	(1,221)	(1,196)	(1,121)

Retirement of treasury stock	0	(11,501)	0

Retained earnings – end of year	$28,910	$24,841	$33,020

16. PARENT COMPANY FINANCIAL DATA (continued)

Condensed Statements of Cash Flows

for the years ended December 31, 2019, 2018, and 2017

(Dollars in thousands)

	2019	2018	2017
Cash flow from operating activities:
Net income	$5,290	$4,647	$3,807
Adjustments to reconcile net income to net
cash used by operating activities:
Equity in undistributed earnings of subsidiary	(3,256)	(3,551)	(1,865)
Stock-based compensation – restricted stock	75	18	0
Changes in:
Other assets	(15)	3	(25)
Other liabilities	5	2	0
Net cash provided for operating activities	2,099	1,119	1,917

Cash flow from investing activities:
Net change in loans	(272)	(535)	80
Net cash provided (used) for investing activities	(272)	(535)	80

Cash flow from financing activities:
Cash dividend paid to shareholders	(1,221)	(1,196)	(1,121)
Payment to repurchase common stock	(12)	(306)	(122)
Net cash used for financing activities	(1,233)	(1,502)	(1,243)

Increase (decrease) in cash	594	(918)	754

Cash – beginning of year	776	1,694	940
Cash – end of year	$1,370	$776	$1,694

17. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during the year.

	December 31,
	2019	2018	2017
Net income	$5,290,240	$4,647,119	$3,807,492
Net income available to common shareholders	$5,290,240	$4,647,119	$3,807,492

Average number of common shares outstanding	2,545,672	2,545,565	2,547,421
Effect of dilutive restricted stock	0	0	1

Average number of common shares outstanding used to calculate diluted earnings per common share	2,545,672	2,545,565	2,547,422

Earnings per share - basic	$2.08	$1.83	$1.49
Earnings per share - diluted	$2.08	$1.83	$1.49

18. QUARTERLY DATA

SOUTHWEST GEORGIA FINANCIAL CORPORATION
QUARTERLY DATA
(UNAUDITED)
(Dollars in thousands)
	For the Year 2019
	Fourth	Third	Second	First
Interest and dividend income	$6,572	$6,355	$6,147	$5,962
Interest expense	1,013	1,150	1,095	1,196
Net interest income	5,559	5,205	5,052	4,766
Provision for loan losses	112	379	250	116
Net interest income after provision for loan losses	5,447	4,826	4,802	4,650
Noninterest income	1,081	1,192	1,307	1,237
Noninterest expenses	4,918	4,221	4,550	4,416
Income before income taxes	1,610	1,797	1,559	1,471
Provision for income taxes	278	365	261	243
Net income	$1,332	$1,432	$1,298	$1,228
Earnings per share of common stock:
Basic	$.53	$.56	$.51	$.48
Diluted	$.53	$.56	$.51	$.48

	For the Year 2018
	Fourth	Third	Second	First
Interest and dividend income	$5,900	$5,640	$5,292	$5,062
Interest expense	1,116	867	725	614
Net interest income	4,784	4,773	4,567	4,448
Provision for loan losses	226	249	140	215
Net interest income after provision for loan losses	4,558	4,524	4,427	4,233
Noninterest income	1,175	978	1,060	994
Noninterest expenses	4,357	4,149	4,132	3,996
Income before income taxes	1,376	1,353	1,355	1,231
Provision for income taxes	253	209	207	(1)
Net income	$1,123	$1,144	$1,148	$1,232
Earnings per share of common stock:
Basic	$.44	$.45	$.45	$.48
Diluted	$.44	$.45	$.45	$.48

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

Information about reportable business segments, and reconciliation of such information to the consolidated financial statements for the years ended December 31, 2019, 2018, and 2017, are as follows:

Segment Reporting
For the year ended December 31, 2019
	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
Net Interest Income (expense)
external customers	$18,365	$—	$(11)	$2,170	$—	$59	$20,583
Net intersegment interest
income (expense)	1,885	27	(1)	(1,932)	(17)	38	—
Net interest income	20,250	27	(12)	238	(17)	97	20,583

Provision for Loan Losses	857	—	—	—	—	—	857

Noninterest Income (expense)
external customers	1,832	1,715	581	421	—	268	4,817
Intersegment noninterest
Income (expense)	(26)	26	30	—	(30)	—	—
Total Noninterest Income	1,806	1,741	714	421	(30)	268	4,817

Noninterest Expenses:
Depreciation	1,048	36	20	59	—	37	1,200
Amortization of intangibles	—	4	—	—	—	—	4
Other Noninterest expenses	11,607	1,286	635	800	—	2,574	16,902
Total Noninterest expenses	12,655	1,326	655	859	—	2,611	18,106

Pre-tax income	8,544	442	(56)	(200)	(47)	(2,246)	6,437

Provision for Income Taxes	1,545	81	(11)	(47)	—	(421)	1,147

Net Income	$6,999	$361	$(45)	$(153)	$(47)	$(1,825)	$5,290

Assets	$643,471	$2,327	$205	$169,895	$(261,868)	$1,106	$555,136

Expenditures of Fixed Assets	$578	$6	$17	$16	$—	$—	$617

Amounts included in the “Other” column are as follows:
		Other
Net interest Income:
Parent Company		$59
Executive Office Noninterest Income:		38
Executive office miscellaneous income		268
Noninterest Expenses:
Parent Company corporate expenses		352
Executive office expenses not allocated to segments		2,259
Provision for Income taxes:
Parent Company income taxes (benefit)		(82)
Executive office income taxes not allocated to segments		(339)
Net Income:		$(1,825)

Segment assets:
Parent Company assets, after intercompany elimination		$1,106

Segment Reporting
For the year ended December 31, 2018
	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
Net Interest Income (expense)
external customers	$16,334	$—	$—	$2,193	$—	$45	$18,572
Net intersegment interest
income (expense)	1,818	20	(7)	(1,831)	—	—	—
Net interest income	18,152	20	(7)	362	—	45	18,572

Provision for Loan Losses	830	—	—	—	—	—	830

Noninterest Income (expense)
external customers	1,765	1,604	665	259	—	(86)	4,207
Intersegment noninterest
Income (expense)	(20)	20	31	—	(31)	—	—
Total Noninterest Income	1,745	1,624	696	259	(31)	(86)	4,207

Noninterest Expenses:
Depreciation	845	37	18	56	—	81	1,037
Amortization of intangibles	—	16	—	—	—	—	16
Other Noninterest expenses	10,974	1,158	624	752	—	2,073	15,581
Total Noninterest expenses	11,819	1,211	642	808	—	2,154	16,634

Pre-tax income	7,248	433	47	(187)	(31)	(2,195)	5,315

Provision for Income Taxes	1,184	68	3	(210)	—	(377)	668

Net Income	$6,064	$365	$44	$23	$(31)	$(1,818)	$4,647

Assets	$628,222	$1,971	$267	$132,033	$(229,108)	$1,448	$534,833

Expenditures of Fixed Assets	$3,321	$2	$8	$57	$—	$—	$3,388

Amounts included in the “Other” column are as follows:
		Other
Net interest Income:
Parent Company		$45
Noninterest Income:
Executive office miscellaneous income		(86)
Noninterest Expenses:
Parent Company corporate expenses		188
Executive office expenses not allocated to segments		1,966
Provision for Income taxes:
Parent Company income taxes (benefit)		(40)
Executive office income taxes not allocated to segments		(337)
Net Income:		$(1,818)

Segment assets:
Parent Company assets, after intercompany elimination		$1,448

Segment Reporting
For the year ended December 31, 2017
	Retail and Commercial Banking	Insurance Services	Wealth Strategies	Financial Management	Inter-segment Elimination	Other	Totals
Net Interest Income (expense)
external customers	$15,119	$—	$—	$2,099	$—	$26	$17,244
Net intersegment interest
income (expense)	1,817	16	(6)	(1,827)	—	—	—
Net interest income	16,936	16	(6)	272	—	26	17,244

Provision for Loan Losses	300	—	—	—	—	—	300

Noninterest Income (expense)
external customers	2,099	1,525	612	75	—	1	4,312
Intersegment noninterest
Income (expense)	(16)	16	32	—	(32)	—	—
Total Noninterest Income	2,083	1,541	644	75	(32)	1	4,312

Noninterest Expenses:
Depreciation	685	33	24	56	—	83	881
Amortization of intangibles	—	16	—	—	—	—	16
Other Noninterest expenses	10,328	1,119	592	780	—	2,113	14,932
Total Noninterest expenses	11,013	1,168	616	836	—	2,196	15,829

Pre-tax income	7,706	389	22	(489)	(32)	(2,169)	5,427

Provision for Income Taxes	1,784	86	(2)	306	—	(554)	1,620

Net Income	$5,922	$303	$24	$(795)	$(32)	$(1,615)	$3,807

Assets	$567,723	$1,687	$177	$138,598	$(219,840)	$727	$489,072

Expenditures of Fixed Assets	$1,888	$48	$2	$17	$—	$—	$1,955

Amounts included in the “Other” column are as follows:
		Other
Net interest Income:
Parent Company		$26
Noninterest Income:
Executive office miscellaneous income		1
Noninterest Expenses:
Parent Company corporate expenses		172
Executive office expenses not allocated to segments		2,024
Provision for Income taxes:
Parent Company income taxes (benefit)		(88)
Executive office income taxes not allocated to segments		(466)
Net Income:		$(1,615)

Segment assets:
Parent Company assets, after intercompany elimination		$727

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

21. SUBSEQUENT EVENTS

On February 26, 2020, Southwest Georgia Financial Corporation declared a quarterly cash dividend of $0.12 per common share. The dividend was paid on March 19, 2020, to shareholders of record on March 9, 2020.

In February 2020, the Corporation began the process of settlement of its defined benefit pension plan. As part of this process, an additional contribution was made. These transactions resulted in a charge of $3.4 million to expense.

In early 2020, an outbreak of a novel strain of coronavirus (COVID-19) emerged globally. As a result, events have occurred domestically in the United States and globally, including mandates from federal, state and local authorities, leading to an overall decline in economic activity. The ultimate impact of COVID-19 on the financial performance of the Company cannot be reasonably estimated at this time.

The Corporation performed an evaluation of subsequent events through March 26, 2020, the date upon which the Corporation’s financial statements were available for issue. The Corporation has not evaluated subsequent events after this date.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Corporation did not change accountants nor have any disagreements with its accountants on any matters of accounting practices or principles or financial statement disclosure.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Corporation’s management, including the Chief Executive Officer and Principal Financial Officer, supervised and participated in an evaluation of the effectiveness of the Corporation’s disclosure controls and procedures (as defined in federal securities rules) as of December 31, 2019. Based on, and as of the date of, that evaluation, the Corporation’s Chief Executive Officer and Principal Financial Officer have concluded that the Corporation’s disclosure controls and procedures were effective in accumulating and communicating information to management, including the Chief Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosures of that information under the SEC’s rules and forms and that the Corporation’s disclosure controls and procedures are designed to ensure that the information required to be disclosed in reports that are filed or submitted by the Corporation under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Corporation conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the above framework, management of the Corporation has concluded the Corporation maintained effective internal control over financial reporting, as such term is defined in Securities Exchange Act of 1934 Rule 13a-15(f), as of December 31, 2019. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting can also be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management is also responsible for the preparation and fair presentation of the consolidated financial statements and other financial information contained in this report. The accompanying consolidated financial statements were prepared in conformity with GAAP and include, as necessary, best estimates and judgments by management.

/s/ DeWitt Drew	/s/ T. Garrett Westbrook
DeWitt Drew	T. Garrett Westbrook
President and Chief Executive Officer	Vice President and Controller
(Principal Executive Officer)	(Principal Financial Officer)

March 26, 2020

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our directors, compliance with Section 16(a) reporting, code of ethics, audit committee and audit committee financial expert related to this item will be included in a definitive proxy statement or an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2019 fiscal year and the information contained in Part I, Item 1 hereof under the heading “Business - Executive Officers of the Corporation and the Bank” regarding our executive officers is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information regarding executive and director compensation related to this item will be included in a definitive proxy statement or an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2019 fiscal year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information regarding security ownership of certain beneficial owners and management related to this item will be included in a definitive proxy statement or an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2019 fiscal year and is incorporated herein by reference. The information contained in Part I, Item 1 hereof under the heading “Business – Recent Developments” and in Part II, Item 5 hereof under the heading “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information regarding security ownership and certain relationships and related transactions and director independence related to this item will be included in a definitive proxy statement or an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2019 fiscal year and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information regarding principal accountant fees and services related to this item will be included in a definitive proxy statement or an amendment to this Annual Report on Form 10-K/A filed within 120 days after the end of our 2019 fiscal year and is incorporated herein by reference

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)		Financial Statements

The following consolidated financial statements and supplementary information for the fiscal years ended
December 31, 2019, 2018, and 2017 are included in Part II, Item 8 herein:

	(i)	Report of Independent Auditors

	(ii)	Consolidated Balance Sheets – December 31, 2019 and 2018

	(iii)	Consolidated Statements of Income – Years ended December 31, 2019, 2018, and 2017

	(iv)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2019, 2018, and
2017

	(v)	Consolidated Statements of Changes in Shareholders’ Equity – Years ended December 31, 2019,
2018, and 2017

	(vi)	Consolidated Statements of Cash Flows – Years ended December 31, 2019, 2018, and 2017

	(vii)	Notes to Consolidated Financial Statements – December 31, 2019

(b)		Financial Statement Schedules

All applicable financial statement schedules required have been included in the Notes to the Consolidated
Financial Statements.

(c)		Exhibits:

The exhibits filed as part of this registration statement are as follows:

Exhibit Number 2.1

Description Of Exhibit

Agreement and Plan of Merger, dated December 18, 2019, by and between The First Bancshares, Inc. and Southwest Georgia Financial Corporation (included as Exhibit 2.1 to the Corporation’s Form 8-K dated December 18, 2019, previously filed with the SEC and incorporated herein by reference)

3.1	Articles of Incorporation of Southwest Georgia Financial Corporation, as amended and restated (included as Exhibit 3.1 to the Corporation’s Form 10-KSB for the year ended December 31, 1996, previously filed with the SEC and incorporated herein by reference).

3.2	Bylaws of the Corporation, as amended.

4.1

Description of the Registrant’s common stock, par value $1.00 per share (the “Common Stock”), contained in the Registrant’s registration on Form 8-A12B, Commission File No. 001-12053, which incorporates by reference the description of the Common Stock contained in the section entitled “Description of Securities” of the Registrant’s registration statement on Form S-18, Commission File No. 33-327467-A, including all amendments and reports filed for the purpose of updating such description.

10.1	Agreement, dated December 18, 2019, by and between The First Bancshares, Inc., Southwest Georgia Financial Corporation and DeWitt Drew (included as Exhibit 2.1 to the Corporation’s Form 8-K dated December 18, 2019, previously filed with the SEC and incorporated herein by reference)

10.2	Form of Directors’ Deferred Compensation Plan of the Corporation (included as Exhibit 10.3 to the Corporation’s Form S-18 dated January 23, 1990, previously filed with the SEC and incorporated herein by reference).*

10.3	Directors and Executive Officers Stock Purchase Plan of the Corporation dated August 22, 2012 (included as Exhibit 4 to the Corporation’s Form S-8 dated October 11, 2012, previously filed with the SEC and incorporated herein by reference).*

10.4	Amendment No. 1 to Directors and Executive Officers Stock Purchase Plan of the Corporation dated March 23, 2016 (included as Exhibit 10.3 to the Corporation’s Form 10-K for the year ended December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.5	Supplemental Retirement Plan of the Corporation dated December 21, 1994 and Trust under the Corporation’s Supplemental Retirement Plan dated December 21, 1994 (included as Exhibit 10.11 to the Corporation’s Form 10-KSB for the year ended December 31, 1994, previously filed with the SEC and incorporated herein by reference).*

10.6	Amendment No. 1 to the Trust under the Corporation’s Supplemental Retirement Plan, as amended (included as Exhibit 10.6b to the Corporation’s Form 10-K for the year ended December 31, 1997, previously filed with the SEC and incorporated herein by reference).*

10.7	Dividend Reinvestment and Share Purchase Plan of the Corporation, as amended and restated by Amendment No. 1 (included as Exhibit 99 to the Corporation’s Form S-3DPOS dated September 30, 1998, previously filed with the SEC and incorporated herein by reference).

10.8	Employment Agreement of DeWitt Drew (included as Exhibit 10.11 to the Corporation’s Form S-4 dated January 6, 2004, previously filed with the SEC and incorporated herein by reference).*

10.9	2013 Omnibus Incentive Plan of the Corporation (included as Appendix I to the Corporation’s Proxy Statement dated April 17, 2014, previously filed with the SEC and incorporated herein by reference).*

10.10	Employee Stock Ownership Plan and Trust of the Corporation, as amended and restated effective as of January 1, 2014 (included as Exhibit 10.10 to the Corporation’s Form 10-K for the year ended December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.11	Southwest Georgia Bank 401(k) Plan, as restated effective as of January 1, 2015 (included as Exhibit 10.11 to the Corporation’s Form 10-K for the year ended December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.12	Pension Retirement Plan of the Corporation, as amended and restated effective as of January 1, 2015; amended effective as of December 1, 2016 (included as Exhibit 10.12 to the Corporation’s Form 10-K for the year ended December 31, 2016, previously filed with the SEC and incorporated herein by reference).*

10.13	Form of Restricted Stock Award Agreement (included as Exhibit 10.12 to the Corporation’s Form 10-K for the year ended December 31, 2017, previously filed with the SEC and incorporated herein by reference).*

14	Code of Ethical Conduct dated February 27, 2008 (included as Exhibit 14 to the Corporation’s Form 8-K dated February 27, 2008, previously filed with the SEC and incorporated herein by reference).

21	Subsidiaries of the Corporation

23.1	Consent of TJS Deemer Dana, LLP

31.1	Section 302 Certification of Periodic Financial Report by Chief Executive Officer.

31.2	Section 302 Certification of Periodic Financial Report by Principal Financial Officer.

32.1	Section 906 Certification of Periodic Financial Report by Chief Executive Officer.

32.2	Section 906 Certification of Periodic Financial Report by Principal Financial Officer.
101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Management contract or compensatory plan or arrangement required to be filed as an exhibit to this form.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southwest Georgia Financial Corporation
(Corporation)

Date: March 26, 2020	By:	/s/ DeWitt Drew
DEWITT DREW
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints DeWitt Drew and T. Garrett Westbrook and each of them, his or her true and lawful attorney(s)-in-fact and agent(s), with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any or all amendments to this report and to file the same, with all exhibits and schedules thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney(s)-in-fact and agent(s) full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney(s)-in-fact and agent(s), or their substitute(s), may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the Corporation and in the capacities and on the dates indicated.

/s/ DeWitt Drew	Date: March 26, 2020
DEWITT DREW
President and Chief Executive Officer (Principal Executive Officer)

/s/ T. Garrett Westbrook	Date: March 26, 2020
T. GARRETT WESTBROOK
Vice President and Controller (Principal Financial Officer)

/s/ Roy Reeves	Date: March 26, 2020
ROY REEVES Chairman

/s/ Cecil H. Barber	Date: March 26, 2020
CECIL H. BARBER Vice Chairman

/s/ Richard L. Moss	Date: March 26, 2020
RICHARD L. MOSS Director

/s/ Johnny R. Slocumb	Date: March 26, 2020
JOHNNY R. SLOCUMB Director

/s/ M. Lane Wear	Date: March 26, 2020
M. LANE WEAR Director

/s/ Marcus R. Wells	Date: March 26, 2020
MARCUS R. WELLS Director